Form 10QSB
period 1996-06-30
EP MEDSYSTEMS INC
filed 1996-08-15
CIK 1012394

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC  20549
                            FORM 10-QSB

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the second quarter period ended:     June 30, 1996
                                                      or
 ( )   Transition Report Under Section 13 or 15(d) of the Exchange Act.
        For the transition period from __________  to  __________

                  Commission File Number:   0-28260

                         EP MEDSYSTEMS, INC.
           ______________________________________________________
           (Exact name of registrant as specified in its charter)

        New Jersey                                    22-3212190
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

58 Route 46 West, Budd Lake, New Jersey             07828
(Address of principal executive offices)         	(Zip Code)

Registrant's telephone number, including area code:  (201) 691-6400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. X   Yes        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, no par value 7,543,667 shares outstanding at August 11, 1996.

                 EP MEDSYSTEMS, INC. AND SUBSIDIARY

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

 PART I.  --  FINANCIAL INFORMATION                                  Page

     Item 1.  Financial Statements

              Consolidated Balance Sheets at June 30, 1996 and
                   December 31, 1995					                            3-4

              Consolidated Statements of Operations for the three
           	       months ended June 30, 1995 and 1996 (unaudited)   5

              Consolidated Statements of Operations for the six
                   months ended June 30, 1995 and 1996 (unaudited)   6

              Consolidated Statements of Cash Flows for the six
                   months ended June 30, 1995 and 1996 (unaudited)   7-8

              Notes to Consolidated Financial Statements 	          	9-10


     Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations		            	11-17


PART II.  --  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K  		                	18

Signatures	                                                 							18

Exhibit Index  							                                            	19

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                              EP MEDSYSTEMS, INC.
                         CONSOLIDATED BALANCE SHEETS

                                       						December 31,	   June 30,
						                                           1995          1996
                                    						  ------------    ------------
						                                                    		(unaudited)
	ASSETS
Current assets:
 Cash and cash equivalents                		$    34,588      $12,233,696
 Accounts receivable, net                       438,120        1,045,134
 Inventories             				                   469,265          452,280
 Notes receivable, net                          150,000            	-
 Prepaid expenses and other current assets       53,648           44,210
                                            ------------     -----------
            Total current assets              1,145,621       13,775,320
                                            ------------     ------------
Property and equipment, net                     148,954          143,732
Intangible assets, net                          722,448          666,903
Other assets                                     26,837             -
                                            -----------      -----------
 	Total assets                            		$ 2,043,860     	$14,585,955
                                             ==========      ===========



The accompanying notes are an integral part of these statements

                    				    Continued

                                   EP MEDSYSTEMS, INC.
                              CONSOLIDATED BALANCE SHEETS

                                                  December 31,	    June 30,
                                                     1995            1996
                                                  -----------	   ------------
                                                          							(unaudited)
LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Current liabilities:
 Current portion of notes payable                $    17,200     $    17,200
 Accounts payable                                    281,118         281,424
 Payable due to related party                        258,720         385,098
 Accrued expenses                                    248,397         259,520
 Offering expenses payable			                           -  	         535,567
 Deferred revenue                                    145,875          42,813
 Customer deposits                                    91,502          88,852
                                                 -------------   ------------
     Total current liabilities                     1,042,812       1,610,474
Long-term debt                                     1,180,318          83,450
                                                 ------------    ------------
  Total liabilities                                2,223,130       1,693,924
                                                 ------------    ------------
Commitments and contingencies
Shareholders' (deficit) equity
 Preferred Stock, no par value, 5,000,000 shares
    authorized,  no shares issued and outstanding     -	                -
 Common Stock, $.001 stated value, 25,000,000
    shares authorized, 4,352,000 and 7,543,667
    shares issued and outstanding                      4,352           7,544
 Additional paid-in capital                        3,306,088      16,635,881
 Accumulated deficit	                             (3,489,710)     (3,751,394)
                                                  ------------    -----------
  Total shareholders' (deficit) equity              (179,270)      12,892,031
                                                  ------------    -----------
  Total liabilities and  shareholders'
	(deficit) equity                                 $2,043,860      $14,585,955
                                                  ===========    ============
The accompanying notes are an integral part of these statements

                            EP MEDSYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                          				(unaudited)

                                               		For the Three Months Ended
                                         						  June 30,	     June 30,
                                                  1995           1996
                                                 ---------    ----------
Product sales                                    $ 431,528     $ 569,032
Revenue from catheter development		                   - 		       250,000
					                                           	---------     ---------
	Total revenues			                              	$ 431,528    	$ 819,032
                                           						---------    	----------
Operating costs and expenses:
  Cost of sales                                    216,097       308,547
  Sales and marketing expenses                     105,383       163,597
  General and administrative expenses              140,659       250,258
  Depreciation and amortization                     33,212        29,533
  Research and development expenses                 69,033        98,020
  Write-off of value of 1995 Warrants on
       retirement of 1995 Debentures                  -           46,497
  Write-off of intangible and other assets            -            7,500
                                                 ----------     ---------
     Loss from operations                         (132,856)      (84,920)
                                                 ----------     ---------
 Interest expense                                    9,770        19,933
 Interest income                                      -          (10,460)
                                                 ----------     ---------
Net loss                                         $(142,626)     $(94,393)
                                                 ==========     ==========
Net loss per share                               $   (0.02)     $  (0.02)
                                                 ==========     =========
Weighted average shares outstanding              5,789,654      5,930,046
                                                 =========      =========


        The accompanying notes are an integral part of these statements

                        			EP MEDSYSTEMS, INC.
                 	CONSOLIDATED STATEMENTS OF OPERATIONS
                          				(unaudited)

                                               	For the Six Months Ended
                                         						 June 30,       	 June 30,
                                                  1995             1996
                                               ----------       ----------
Product sales                                  $ 895,640        $1,324,695
Revenue from catheter development		                 - 		           250,000
                                         						----------       -----------
	Total revenues			                            	$ 895,640       	$1,574,695
                                         						----------	      -----------
Operating costs and expenses:
  Cost of sales                                  480,253           665,806
  Sales and marketing expenses	                  211,558           269,189
  General and administrative expenses            291,271           487,149
  Depreciation and amortization                   66,170            72,943
  Research and development expenses              141,669           159,272
  Write-off of value of 1995 Warrants on
       retirement of 1995 Debentures                -               46,497
  Write-off of intangible and other assets          - 	            107,500
                                               ----------       -----------
     Loss from operations                       (295,281)         (233,661)
                                               ----------       ------------
 Interest expense                                 19,540            38,481
 Interest income                                    -  	           (10,460)
                                               ---------        ------------
Net loss                                       $(314,821)       $ (261,682)
                                               ==========       ===========
Net loss per share                             $   (0.05)       $    (0.04)
                                               ==========       ===========
Weighted average shares outstanding             5,789,654       5,860,229
                                               ==========      == =========

      The accompanying notes are an integral part of these statements

                        			EP MEDSYSTEMS, INC.
               	CONSOLIDATED STATEMENTS OF CASH FLOWS
                        				(unaudited)
				                                      	For the Six Months Ended June 30,
                                        					 	     1995	          1996
                                         					  	-----------   -----------
Cash flows from operating activities:
 Net loss				                                   	$ (314,821)  	$ (261,682)
 Adjustments to reconcile net income to net
   cash provided (used) by operating activities:
 Depreciation and amortization 		                   66,169	        84,412
Write-off of intangible and other assets	             -		         107,500
Write-off of value of 1995 Warrants on
   retirement of 1995 Debentures		                    -		          46,497
 Bad debt expense				                               24,000	          -
 Changes in operating assets and liabilities:
   (Increase) in accounts receivable	      	         (5,460)	    (607,015)
   Decrease in inventories			                        20,103	       16,986
   (Increase) decrease in prepaid expenses
     and other current assets			                     (8,712)	       9,438
   (Increase) decrease in other assets		             (2,071)	      26,837
   Increase in due to related party		               134,758       126,378
   Increase in accounts payable 	     	              17,878	          306
   Increase (decrease) in accrued expenses
     and deferred revenue			                        173,676	      (91,939)
   Increase (decrease) in customer deposits	           (405)	      (2,650)
                                         					  	-----------	   ------------
     Net cash provided (used) by operating
	activities				                                       69,359	     (544,932)
                                              			-----------	   ------------

     	The accompanying notes are an integral part of these statements

                        				     Continued
					                                -7-

			                         	EP MEDSYSTEMS, INC.
                		CONSOLIDATED STATEMENTS OF CASH FLOWS
                           				(unaudited)
                                 				    	For the Six Months Ended June 30,
                                      			  	   	   1995          1996
                                      					  	------------    -----------
Cash flows from investing activities:
 Capital expenditures, net of disposals            (8,940)	      (20,911)
 Loan to Falfab				                                  -            (7,500)
                                        						------------	    ----------
     Net cash used in investing activities	        (8,940)	      (28,411)
                                        						------------	   ------------
Cash flows from financing activities:
 (Repayment) of debentures, net            		        -		         (62,500)
 Net proceeds from issuance of stock                 -		      12,843,551
 (Payments) of notes payable			                      -            (8,600)
                                        						------------  -------------
     Net cash provided by financing activities	      -	       12,772,451
                                          				------------  -------------
Net increase (decrease) in cash		                  60,419	    12,199,108
Cash, beginning of period			                       20,008	        34.588
                                        						------------  -------------
Cash, end of period			                        	$   80,427	    $12,233,696
                                        						============   ============

Supplemental Statement of Cash Flow Information:

Supplemental Noncash Investing and Financing Activities
During the six months ended June 30, 1996, the holders of $1,025,000 face amount of long term debt (the "1995 Debentures") elected to exercise warrants ("the 1995 Warrants") to purchase 512,500 shares of common stock at $2.00 per share in lieu of receiving cash repayment of the debentures.

Cash paid for interest was $5,400 and $51,633 for the six months end June 30, 1995 and 1996, respectively.

     	The accompanying notes are an integral part of these statements

		                	  EP MEDSYSTEMS, INC.
         		Notes to Consolidated Financial Statements
                     				 (unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements reflect all adjustments (including normal recurring adjustments) that management considers necessary to present fairly the Company's financial position as of June 30, 1996; the results of operations for the three and six months ended June 30, 1996 and 1995; and the cash flows for the six months then ended. The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in EP MedSystems, Inc.'s Registration Statement on Form SB-2 (Reg. No. 333-3642).


Note 2 - Initial Public Offering

In June, 1996, the Company completed its initial public offering consisting of 2,500,000 shares of common stock at $5.50 per share. The net proceeds from the offering were approximately $11,790,000 after deducting offering expenses (including approximately $536,000 of offering expenses included as current liabilities at June 30, 1996).

Note 3 - Repayment of Debentures and Exercise of Stock Purchase Warrants

During June, 1996, the holders of $1,025,000 face amount of 1995 Debentures elected to exercise their 1995 Warrants to purchase 512,500 shares of common stock at $2.00 per share in lieu of receiving cash repayment of the Debentures. On June 30, 1996, the Company repaid the remaining outstanding 1995 Debentures in the face amount of $112,500 in cash. During July and August, 1996, the holders of 1995 Warrants exercised their option to purchase 43,750 shares of common stock at $2.00 per share. Upon repayment of the 1995 Debentures, the

                 				      Continued

Company recorded a write off of $46,497, representing the unamortized value placed on the 1995 Warrants issued in connection with the 1995 Debentures.

Note 4 - Inventories

Inventories consist of the following:
                                       					December 31,	  	June 30,
                                       			     1995       	  	1996
                                       				-----------  		-----------
Raw materials			                          	$   285,326	   	$ 270,288
Work-in-process			                              21,671	         -
Finished goods			                              162,268		     181,992
                                      					-----------	  	----------
                                     	 				$   469,265	   	$ 452,280
                                				      	===========   		==========

Note 5 - Net Loss Per Common Share

Net loss per share for the three and six months ended June 30, 1996 and 1995 is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the periods
presented.   Pursuant to the Securities and Exchange Commission Staff
Accounting Bulletin No. 83, common stock, stock options and warrants issued during the twelve months preceding the Company's Initial Public Offering at prices below the Initial Public Offering Price have been included in the Company's loss per share computation for all periods presented, using the treasury stock method, even though they were antidilutive. Stock options issued prior to the twelve months preceding the Initial Public Offering are excluded as they are antidilutive.

                  			   EP MEDSYSTEMS, INC.

        	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              		CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion of significant factors that affected the Company's interim financial condition and results of operations. This should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission (Reg. No. 333-3642).

This Report on Form 10-QSB contains certain statements of a forward looking nature relating to future events or the future financial performance of the Company. Such forward-looking statements are only predictions, and the actual events or results may differ materially from the results discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below as well as those discussed in "Risk Factors" of the Company's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission (Reg. No. 333-3642).

RESULTS OF OPERATIONS
- -------------------------------------

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

Total revenues increased $679,055 (or 75.8%) from $895,640 to $1,574,695 in the six months ended June 30, 1996. The increase was due to the initiation of sales of the EP WorkMate in September, 1995, recognition of deferred revenue on certain disposable products and development income realized through the development, for a third party, of a new dual shock atrial defibrillation catheter using a single catheter placed in the coronary sinus. The level of 1996 sales will depend significantly on sales of the EP WorkMate. The increase was partially offset by decreased sales of PaceBase/TeleTrace Products and Memory-Trace arrhythmia monitors. The Company does not expect sales of its arrhythmia monitors to increase materially until completion of the development of its new monitor. Catheter development income may or may not be recurring.

Cost of sales increased $185,553 (or 38.6%) from $480,253 to $665,806. Gross profit increased $493,512 (or 118.8%) from $415,387 to $908,889 and increased as a percentage of sales from 46.4% to 57.7% due to higher gross margins realized on sales of EP WorkMate, certain disposable products and development revenue related to the catheter agreement which were not present in the corresponding period in 1995. To date, the Company has offered discounts to purchasers of the EP WorkMate to help establish a base of customers. In the future, the Company will attempt to reduce its discount and increase its list price for the EP WorkMate. However, given the competitive nature of the market there can be no assurance that it will be successful with respect to its pricing goals for the EP WorkMate. The realization of catheter development revenue improved gross profit margins during the period. This revenue may or may not be recurring.

Sales and marketing expenses increased $57,631 (or 27.2%) from $211,558 to $269,189 but decreased as a percentage of net sales from 23.6% to 17.0%.
The dollar increase was due to the addition of several sales professionals and increased commissions and other sales costs due to higher sales volume, partially offset by decreased brochure printing costs incurred in 1995 due to the introduction of several new products. The decrease as a percentage of sales was as a result of increased sales and lower selling costs associated with the catheter development revenue. The Company expects these expenses to increase significantly during the second half of 1996 to support its increased sales efforts. The Company intends to hire a Director of Marketing and one or more direct sales professionals and support personnel.

General and administration expenses increased $195,878 (or 67.2%) from $291,271 to $487,149 and decreased as a percentage of net sales from 32.5% to 30.9%. The dollar increase was due to the hiring of several management personnel and increased rent, insurance and other administrative costs associated with the increased operating activities. The decrease as a percentage of sales was due to increased sales. The Company expects these costs to increase to support increased operations and the ALERT clinical trials.

Depreciation and amortization expenses increased $6,773 (or 10.2%) from $66,170 to $72,943 and decreased as a percentage of net sales from 7.4% to 4.6%. The dollar increase was due to depreciation on new property and equipment. This was partially offset by the elimination of depreciation on product demonstration equipment which was fully depreciated during the period.

Research and development expenses increased $17,603 (or 12.4%) from $141,669 to $159,272 and decreased as a percentage of net sales from 16.0% to 12.0%. The dollar increase was due to expenditures associated with the Company's preparations for the ALERT clinical trials and costs for the Spire technology which was licensed in May, 1996. The increase was partially offset due to outside consulting expenses associated with the steerable catheter technology and the EP WorkMate product introduction in 1995 which were not recurring during the six months ended June 30, 1996. The decrease as a percentage of sales was due to increased sales. The Company expects these expenses to increase significantly in connection with the proposed clinical evaluation of the ALERT System, the development of new products and the enhancement of existing products.

Write-off of intangible and other assets increased $107,500, as the Company wrote off a loan to Falfab, a UK based manufacturer of angioplasty catheters, due to Falfab's inability to repay such amount.

Write-off of debenture warrants upon repayment was $46,497 during the six months ended June 30, 1996, as the Company expensed the value placed on the 1995 warrants due to the early repayment of the 1995 Debentures and the concurrent exercise of the 1995 Warrants.

Interest expense increased $18,941 (or 96.9 %) from $19,540 to $38,481. The increase was due to interest expense associated with the 1995 Debentures issued beginning in July, 1995. The increase was partially offset by repayment of a portion of indebtedness incurred in the acquisition of catheter and other technologies. The Company expects interest expense to decline due to the repayment of the 1995 Debentures in June, 1996.

Interest income increased $10,640 from $0 to $10,460 because of interest earned on the proceeds of its initial public offering completed in June, 1996. The Company expects interest income to increase in future periods as it continues to invest the balance of the offering proceeds.

Net loss decreased $53,139 (or 16.9%) from $314,821 to $261,682 and as a percentage of net sales from 35.2% to 16.6%. The decrease in net loss for the six month period ending June 30, 1996 was due to increased sales and higher gross margins, partially offset by higher operating expenses and the write-off of the $107,500 loan to Falfab and the value of the Debenture Warrants.

Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995

Total revenues increased $387,504 (or 89.8%) from $431,528 to $819,032 in the three months ended June 30, 1996. The increase was due to the initiation of sales of the EP WorkMate in September, 1995 and development income realized through the development, for a third party, of a new dual shock atrial defibrillation catheter using a single catheter placed in the coronary sinus. The level of 1996 sales will depend significantly on sales of the EP WorkMate. The increase was partially offset by decreased sales of PaceBase/TeleTrace Products and Memory-Trace arrhythmia monitors. The Company does not expect sales of its arrhythmia monitors to increase materially until completion of the development of its new monitor. Catheter development income may or may not be recurring.

Cost of sales increased $92,450 (or 42.8%) from $216,097 to $308,547. Gross profit increased $295,054 (or 137.0%) from $216,097 to $510,485 and increased as a percentage of sales from 49.9% to 62.3% due to higher gross margins realized on sales of EP WorkMate and the catheter development agreement which were not present in the corresponding period in 1995. To date, the Company has offered discounts to purchasers of the EP WorkMate to help establish a base of customers. In the future, the Company will attempt to reduce its discount and increase its list price for the EP WorkMate. However, given the competitive nature of the market there can be no assurance that it will be successful with respect to its pricing goals for the EP WorkMate. The realization of catheter development revenue improved gross profit margins during the period. This revenue may or may not be recurring.

Sales and marketing expenses increased $58,214 (or 55.2%) from $105,383 to $163,597 but decreased as a percentage of net sales from 24.4% to 20.0%. The dollar increase was due to the addition of several sales professionals and increased commissions and other sales costs due to higher sales volume. The decrease as a percentage of sales was as a result of increased sales. The Company expects these expenses to increase significantly during the second half of 1996 to support its increased sales efforts. The Company intends to hire a Director of Marketing and one or more direct sales professionals and support personnel.

General and administration expenses increased $109,599 (or 77.9%) from $140,659 to $250,258 and decreased as a percentage of net sales from 32.6% to 30.6%. The dollar increase was due to the hiring of several management personnel and increased rent, insurance and other administrative costs associated with the increased operating activities. The decrease as a percentage of sales was due to increased sales. The Company expects these costs to increase to support increased operations and the ALERT clinical trials

Depreciation and amortization expenses decreased $3,679 (or 11.1%) from $33,212 to $29,533 and decreased as a percentage of net sales from 7.7% to 3.6%. The dollar decrease was due to reduced depreciation on product demonstration equipment which was fully depreciated during the period.

Research and development expenses increased $28,987 (or 42.0%) from $69,033 to $98,020 and decreased as a percentage of net sales from 16.0% to 12.0%. The dollar increase was due to expenditures associated with the Company's preparations for the ALERT clinical trials and costs for the Spire technology which was licensed in May, 1996. The decrease as a percentage of sales was due to increased sales. The Company expects these expenses to increase in connection with the proposed clinical evaluation of the ALERT System, the development of new products and the enhancement of existing products.

Write-off of intangible and other assets was $7,500 for the three moths ended June 30, 1996, as the Company wrote off an additional $7,500 loan to Falfab due to Falfab's inability to repay such amount.

Write-off of debenture warrants upon repayment was $46,497, as the Company expensed the value placed on the 1995 warrants due to the early repayment of the 1995 Debentures and the concurrent exercise of the 1995 Warrants.

Interest expense increased $10,163 (or 104.0 %) from $9,770 to $19,933 and decreased as a percentage of net sales from 2.7% to 2.4%. The increase was due to interest expense associated with the 1995 Debentures issued beginning in July, 1995. The increase was partially offset by repayment of a portion of indebtedness incurred in the acquisition of catheter and other technologies. The Company expects interest expense to decline due to the repayment of the 1995 Debentures in June, 1996.

Interest income increased $10,640 from $0 to $10,460 due to interest earned on the proceeds of the Company's initial public offering. The Company expects interest income to increase in future periods as it will continue to invest the balance of the offering proceeds.

Net loss decreased $48,233 (or 33.8%) from $142,626 to $94,393 and as a percentage of net sales from 33.1% to 11.5%. The decrease in net loss for the three month period ending June 30, 1996 was due to increased sales and higher gross margins, partially offset by higher operating expenses.


LIQUIDITY AND CAPITAL RESOURCES
- ------------------------------------------------------

Since inception, the Company's expenses have exceeded revenues, resulting in an accumulated deficit of approximately $3.75 million. The Company's expects that its capital requirements will continue to be significant. On
June 21, 1996, the Company completed an initial public offering of 2,500,000 shares at $5.50 per share, for aggregate proceeds of approximately $11,790,000 (after deducting approximately $536,000 of unpaid offering expenses classified as current liabilities at June 30, 1996) which the Company intends to use for, among other things, filing its PMA application, completion of clinical trials of the ALERT System, expanding its sales and marketing capabilities, acquiring new products and expanding its existing product line. The Company believes, based on its currently proposed plans and assumptions relating to its operations that the proceeds of this offering will be sufficient to complete research and clinical studies, prepare and file a PMA application and otherwise satisfy its contemplated cash requirements for at least the next 12 months.

Net cash (used in) provided by operating activities for the six months ended June 30, 1996 was ($544,932) as compared to $719,467 for the six months ended June 31, 1995. Net cash used was primarily to fund the net loss of $261,682 and to fund increased accounts receivable. Accounts receivable increased $607,014 in the six months ended June 30, 1996 from $438,120 to $1,045,135. This increase resulted from increased product sales, particularly EP WorkMate, which are often sold subject to extended payment terms secured by a letter of credit, and catheter development revenue. At June 30, 1996, the Company's accounts payable, accrued expenses and payables to related party were $926,042 as compared to $788,235 at December 31, 1995. Offering expenses payable at June 30, 1996 were $535,567. At June 30, 1996, the Company had cash and cash equivalents of $12,233,693 and working capital of $12,164,846 due to the completion of its initial public offering on June 21, 1996.

Cash used in investing activities for the six months ended June 30, 1996 included $20,911 of capital expenditures as compared to $8,940 in the corresponding period in 1995. As of this date, the Company does not have any material commitments for capital expenditures. The Company expects, however, to use a portion of the proceeds of its offering for the purchase of capital equipment, for expansion of manufacturing and assembly and implementation of
ISO-9000 and obtaining the CE Mark for its products.   During the six months
ended June 30, 1996, the Company advanced a $7,500 loan to Falfab, a UK based manufacturer of angioplasty catheters. The Company elected to write this amount plus an additional $100,000 note receivable advanced in 1995 due to Falfab's inability to repay the amounts due. The Company had evaluated Falfab as a potential manufacturing facility for catheters in Europe.

Net cash provided by financing activities was $12,772,451 for the six months ended June 30, 1996 and included approximately $12,327,000 net proceeds of the initial public offering (before deducting approximately $536,000 of unpaid offering expenses classified as current liabilities at June 30, 1996), $500,000 from the sale of 166,667 shares of common stock at $3.00 per share in January, 1996 and the proceeds of the exercise of 12,500 common stock options. During June, 1996, the Company repaid $112,500 face amount of 1995 Debentures. The holders of $1,025,000 face amount of 1995 Debentures elected to exercise 1995 Warrants to purchase 512,500 shares of common stock at $2.00 per share in lieu of receiving cash repayment of the debentures.

During the periods discussed above, the overall effects of inflation and seasonality on the Company's business were not significant.

PART II.     OTHER INFORMATION
Item 6.         Exhibits and reports on Form 8-K
		(a)     Exhibits
			The following exhibits will be filed as part of this Form 10-Q:

			Exhibit 11.1 *	      Computation of Earnings Per Share
			Exhibit 27 *           Financial Data Schedule
			* Filed herewith

		(b)     	Reports on Form 8-K
			No reports on Form 8-K were filed during the quarter ended June 30, 1996.

				   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


			      EP MEDSYSTEMS, INC.
				(Registrant)


Date:  August 14, 1996     By:	 /s/  David A. Jenkins
                           				-----------------------
                                				David A. Jenkins,
                                				President and Chief Executive Officer

			                        By:	 /s/  James J. Caruso
                            				-------------------------
                                 				James J. Caruso,
                                 				Vice President and Chief Financial Officer
                                 				(Principal Financial and
                                  				Accounting Officer)

                           				EXHIBIT INDEX


Exhibit
Number       	Description of Exhibit			           Method of Filing
- ----------	---------------------------	------		---------------------

11.1	   	* Statement regarding Calculation
	         	of Shares Used in Computing Net
        		 Loss Per Share		                     	EDGAR

27	     	* Financial Data Schedule	             	EDGAR

      		* Filed herewith