Form 10QSB
period 1996-09-30
EP MEDSYSTEMS INC
filed 1996-11-14
CIK 1012394

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC  20549
                          FORM 10-QSB

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the second quarter period ended: September 30, 1996
                         OR
 ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
     EXCHANGE ACT
     For the transition period from ________  to  __________

               Commission File Number:   0-28260

                      EP MEDSYSTEMS, INC.
    (Exact name of registrant as specified in its charter)

     New Jersey                          22-3212190
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

58 Route 46 West, Budd Lake, New Jersey          07828
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:
(201)691-6400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   X   Yes      No

Indicate  the  number  of shares outstanding  of  each  of  the issuer's  classes of common stock, as of the latest practicable
date:   Common Stock, no par value 7,599,917 shares outstanding
at November 13, 1996.


          EP MEDSYSTEMS, INC. AND SUBSIDIARY
      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I.  --  FINANCIAL INFORMATION                   Page

Item 1.  Financial Statements

Consolidated Balance Sheets at September 30, 1996      3-4
(unaudited) and December 31, 1995

Consolidated Statements of Operations for the three      5
months ended September 30, 1995 and 1996(unaudited)

Consolidated Statements of Operations for the nine       6
months ended September 30, 1995 and 1996(unaudited)

Consolidated Statements of Cash Flows for the nine     7-8
months ended September 30, 1995 and 1996(unaudited)

Notes to Consolidated Financial Statements            9-11

Item 2.  Management's Discussion and Analysis of     12-19
Financial Condition and Results of Operations

PART II.  --  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K               20

Signatures                                              20

Exhibit Index                                           21




PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements


                 EP MEDSYSTEMS, INC.
             CONSOLIDATED BALANCE SHEETS

                                       December 31,   September 30,
                                         1995          1996
                                                   (unaudited)

ASSETS
Current assets:
 Cash and cash equivalents                $34,588      $986,706
 Short-term investments                         0     1,960,118
 Accounts receivable, net                 438,120       982,428
 Inventories                              469,265       532,736
 Notes receivable, net                    150,000             0
 Prepaid expense and other                 53,648        78,386
 current assets
      Total current assets              1,145,621     4,540,374

Property and equipment, net               148,954       152,055

Marketable securities                           0     8,014,913
Intangible assets, net                    722,448       641,383
Other assets                               26,837             0
      Total assets                     $2,043,860   $13,348,725

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Current portion of notes payable          $17,200            $0
Accounts payable                          281,118       186,275
Payable due to related party              258,720        72,817
Accrued expenses                          248,397       278,564
Deferred revenue                          145,875        43,063
Customer deposits                          91,502       102,123
      Total current liabilities         1,042,812       682,842

Long-term debt                           1180,318             0
      Total liabilities                 2,223,130       682,842

Commitments and contingencies

Shareholders' (deficit) equity:
 Preferred Stock, no par value,            -            -
 5,000,000 shares authorized, no
 shares issued and outstanding

 Common Stock, $.001 stated value,
 25,000,000 shares authorized,
 4,352,000 and 7,599,917 shares
 issued and outstanding
                                            4,352         7,600
 Additional paid-in capital             3,306,088    16,743,014
 Accumulated deficit                  (3,489,710)   (4,084,731)
Total shareholders' (deficit) equity    (179,270)    12,665,883

Total liabilities and shareholders'
(deficit) equity                       $2,043,860   $13,348,725


The accompanying notes are an integral part of these statements



                 EP MEDSYSTEMS, INC.
        CONSOLIDATED STATEMENTS OF OPERATIONS
                     (unaudited)

                                    For the Three Months Ended
                                    September 30,  September 30,
                                        1995           1996
Product sales                        $   637,380  $   433,461
Revenue from catheter development              0            0
     Total revenues                      637,380      433,461

Operating costs and expenses:
  Cost of products sold                  364,563      270,959
  Sales and marketing expenses            94,497      178,372
  General and administrative
  expenses                               216,935      237,537
  Depreciation and amortization           31,146       36,128
  Research and development expenses      174,504      211,537
          Loss from operations         (244,265)    (501,072)

Interest expense                        (12,062)      (5,757)
Interest income                                0      173,488
          Net loss                   $ (256,327)  $ (333,341)

Net loss per share                   $     (.04)  $     (.04)

Weighted average shares outstanding    5,789,654    7,581,167





The accompanying notes are an integral part of these statements


                 EP MEDSYSTEMS, INC.
        CONSOLIDATED STATEMENTS OF OPERATIONS
                     (unaudited)

                                        For the Nine Months Ended
                                       September 30,  September 30,
                                           1995           1996
Product sales                          $  1,524,002  $  1,758,156
Revenue from catheter development                 0       250,000
     Total revenues                       1,524,002     2,008,156

Operating costs and expenses:
  Cost of products sold                     824,097       936,765
  Sales and marketing expenses              342,694       447,560
  General and administrative
  expenses                                  511,027       724,685
  Depreciation and amortization              94,495       106,336
  Research and development expenses         279,534       370,809
  Write-off of value of 1995 Warrants
    on retirement of 1995 Debentures              0        49,232
  Write-off of intangible and other
    assets                                        0       107,500
          Loss from operations            (527,845)     (734,731)

Interest expense                           (31,602)      (44,238)
Interest income                               9,018       183,948
          Net loss                     $  (550,429)  $  (595,021)

Net loss per share                     $      (.10)  $      (.09)

Weighted average shares outstanding       5,789,654     6,491,235


The accompanying notes are an integral part of these statements



                 EP MEDSYSTEMS, INC.
     CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                 For the Nine Months Ended
                                September 30,  September 30,
                                    1995           1996
Cash flows from operating activities:
 Net loss                          $(550,427)     $(595,021)
 Adjustments to reconcile net income to net
 cash provided (used) by operating activities
 Depreciation and amortization           100,302        124,670
 Write-off of intangible and other             0        107,500
   assets
 Write-off of value of 1995 Warrants
   on retirement of 1995 Debentures            0         49,232
 Issuance of stock for research
   and development                       138,000              0
 Issuance of stock for consulting         29,000              0
 Bad debt expense                         36,000              0
 Changes in assets and liabilities:
  (Increase)in accounts receivable     (186,247)      (544,308)
  (Increase)in inventories               (4,674)       (63,471)
  (Increase)in prepaid expenses
    and other current assets             (8,513)       (24,738)
  (Increase)decrease in other assets     (2,071)         26,837
  Increase (decrease) due to             134,259      (185,903)
    related party
  Increase (decrease) in accounts         25,156       (94,843)
    payable
  Increase (decrease) in accrued
    expenses and deferred revenue        194,829       (72,646)
  (Decrease) increase in deposits        (4,375)         10,621
    Net cash (used) by operating
       activities                       (98,761)    (1,262,070)

Cash flows from investing activities:
 Capital expenditures, net of
 disposals                              (38,669)       (46,706)
 Purchase of short term investments            0    (9,975,031)
 Loan to Falfab                        (100,000)        (7,500)
   Net cash used in investing
      activities                       (138,669)   (10,029,237)

Net cash from financing activities:
Proceeds (repayment) of debentures,      687,500       (62,500)
Net proceeds from issuance of stock            0     12,415,175
 (Payment) of borrowings                (70,000)              0
  Payments of notes payable            (109,250)      (109,250)
   Net cash provided by financing
      activities                         508,250     12,243,425

  Net increase (decrease) in cash        270,820        952,118
Cash, beginning of period                 20,008         34,588
Cash, end of period                      290,828        986,706


Supplemental Statement of Cash Flow Information:

Supplemental Noncash Investing and Financing Activities:
During the nine months ended September 30, 1996, the holders of $1,025,000 face amount of long term debt (the "1995 Debentures") elected to exercise warrants ("the 1995 Warrants") to purchase 512,500 shares of common stock at $2.00 per share in lieu of receiving cash repayment of the debentures. On June 30, 1996, the Company repaid the remaining outstanding 1995 Debentures in the face amount of $112,500 in cash. The holders of the remaining 1995 Warrants exercised warrants to purchase 56,250 shares of common stock at $2.00 per share.

Cash paid for interest was $26,708 and $60,969 for the nine months ended September 30, 1995 and 1996, respectively.


The accompanying notes are an integral part of these statements

                      EP MEDSYSTEMS, INC.
          Notes to Consolidated Financial Statements
                          (unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements reflect all adjustments (including normal recurring adjustments) that management considers necessary to present fairly the Company's financial position as of September 30, 1996; the results of operations for the three and nine months ended September 30, 1996 and 1995; and the cash flows for the nine months then ended. The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in EP MedSystems, Inc.'s Registration Statement on Form SB-2 (Reg. No. 333-3642).

Note 2 - Initial Public Offering

In June, 1996, the Company completed its initial public offering consisting of 2,500,000 shares of common stock at $5.50 per share. The net proceeds from the offering were approximately $11,786,000 after deducting offering expenses.

Note 3 - Repayment of Debentures and Exercise of Stock Purchase
Warrants

During June, 1996, the holders of $1,025,000 face amount of 1995 Debentures elected to exercise their 1995 Warrants to purchase 512,500 shares of common stock at $2.00 per share in lieu of receiving cash repayment of the Debentures. On June 30, 1996, the Company repaid the remaining outstanding 1995 Debentures in the face amount of $112,500 in cash. During the three months ended September 30, the holders of the remaining 1995 Warrants exercised their option to purchase 56,250 shares of common stock at $2.00 per share. Upon repayment of the 1995 Debentures, the Company recorded a write off of $46,497, representing the unamortized value placed on the 1995 Warrants issued in connection with the 1995 Debentures.

Note 4 - Repayment of Note Payable

During September, 1996, the Company repaid the outstanding principal and interest on a note payable issued in connection with the acquisition of ProCath in the amount of $96,350 plus accrued interest.

Note 5 - Inventories

Inventories consist of the following:
                             December      September
                               31,             30
                               1995           1996
     Raw materials       $     285,326  $     283,613
     Work-in-process            21,671         13,839
     Finished goods            162,268        235,284
                         $     469,265  $     532,736



Note 6 - Net Loss Per Common Share

Net loss per share for the three months ended September 30, 1996 is calculated according to Accounting Principles Board Opinion No. 15 ("APB 15"), "Earnings per Share," and is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Options and warrants have been excluded because they are anti-dilutive.

Net loss per share for the nine months ended September 30, 1996 is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents deemed outstanding. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 83 ("SAB No. 83"), common stock, stock options and warrants issued during the twelve months preceding the Company's initial public offering at prices below the initial public offering price have been included in the Company's loss per share computation through June 30, 1996, the period during which the initial public offering became effective, using the treasury stock method, even though they were anti-dilutive.

Net  loss  per  share  for  the three  and  nine  months  ended
September 30, 1995 is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents deemed outstanding during the periods presented. Pursuant to SAB No. 83, common stock, stock options and warrants issued during the twelve months preceding the Company's initial public offering at prices below the initial public offering price have been included in the Company's loss per share computation for the three and nine month periods ending September 30, 1995, using the treasury stock method, even though they were antidilutive. Stock options issued prior to the twelve months preceding the initial public offering are excluded as they are antidilutive.



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

RESULTS OF OPERATIONS

General

Historically, the Company has relied on third party distributors for all of its sales activities. Concurrent with the completion of its initial public offering, the Company began efforts to build a direct sales and marketing force to sell all of its products in the domestic market and to strengthen its international distribution network. To date, the Company has hired a new Vice President of Sales and Marketing, a National Sales Manager, four Regional Sales Managers, a Director of Marketing and several technical service and administrative support personnel. At the same time, the Company terminated its relationships with all of its domestic distributors. The Company believes that the change over from a distributor based sales force to a direct sales force had a temporary adverse effect on sales of electrophysiology equipment during the three month period ended September 30, 1996. However, the Company also believes its domestic direct sales force will generate greater sales in the future than the Company would have generated through the use of distributors. It is likely that the Company will incur additional losses as a result of the increased fixed costs associated with direct sales until such time as sufficient incremental sales are generated to cover such costs. The Company cannot determine when or if that level of sales will be achieved.

The Company intends to continue to utilize distributors to sell its products overseas and is in the process of adding distributors in several countries not previously represented. To assist in this process, the Company is appointing a Director of International Sales to manage distributor relationships outside of the United States. The Company has recently received approval from the Japanese Ministry of Health to sell electrophysiology equipment and catheters in the Japanese market. Therefore, the Company expects to initiate sales through its Japanese distributor during the fourth quarter of 1996.


Nine Months Ended September 30, 1996 Compared to Nine Months
Ended September 30, 1995

Total revenues increased $484,154 (or 31.8%) from $1,524,002 to $2,008,156 in the nine months ended September 30, 1996. The increase was due to the initiation of sales of the EP WorkMate in September, 1995, recognition of deferred revenue on disposable products and development income realized through the development, for a third party, of a new dual shock atrial defibrillation catheter using a single catheter placed in the coronary sinus. Catheter development income may or may not be recurring. As discussed under Results of Operation - General above, the Company has assembled a domestic direct sales and marketing force to sell all of the Company's products and terminated all of its domestic independent distributor relationships. The Company believes that the change over from a distributor based sales force to a direct sales force had a temporary adverse effect on sales of electrophysiology equipment for the three months ended September 30, 1996. It is likely that the Company will incur additional losses as a result of the increased fixed costs associated with direct sales until such time as sufficient incremental sales are generated to cover such costs. The Company cannot determine when or if that level of sales will be achieved. The level of 1996 and 1997 sales will depend significantly on sales of the EP WorkMate and the ability of the Company's newly created domestic sales force to effectively market the EP WorkMate and the Company's other products. The Company expects to continue to utilize independent distributors to sell its products overseas and is in the process of adding distributors in several countries not previously represented. The Company expects to begin shipments to Japan during the fourth quarter of 1996.

Cost of products sold increased $112,668 (or 13.7%) from $824,097 to $936,765. Gross margin on products sold increased $121,486 (or 17.4%) from $699,905 to $821,391 due to higher
sales.    To  date,  the  Company  has  offered  discounts   to
purchasers of the EP WorkMate to help establish a base of customers. In the future, the Company will attempt to reduce its discount and increase its list price for the EP WorkMate. However, given the competitive nature of the market there can be no assurance that it will be successful with respect to its pricing goals for the EP WorkMate. The use of a domestic direct sales force may lead to an increased average net sales price for certain of the Company's products, including the EP WorkMate, however this may be offset by increased selling expenses. The realization of catheter development revenue improved operating margins during the period. This revenue may or may not be recurring.

Sales and marketing expenses increased $104,866 (or 30.6%) from $342,694 to $447,560. The increase was due to the initial costs associated with hiring a direct sales force during the third  quarter, increased commissions paid to distributors  and other sales costs associated with higher sales volume. The Company expects sales and marketing expenses to increase significantly during the fourth quarter of 1996 and beyond to support its increased sales efforts. These costs include, but are not limited to, sales salaries and benefits, travel, increased costs associated with attending trade shows and conventions and increased marketing and promotional costs.

General and administrative expenses increased $213,658 (or 41.8%) from $511,027 to $724,685. The increase was due to the hiring of several management personnel and increased rent, insurance and other administrative costs associated with the increased operating activities. The Company expects these costs to continue to increase to support increased operations, the upcoming clinical trials for the ALERT Catheter System and activities associated with obtaining and maintaining ISO-9001 and CE Mark Certification for its products.

Depreciation  and amortization expenses increased  $11,841  (or
12.5%) from $94,495 to $106,336. The increase was due to depreciation on new property and equipment. This was partially offset by the elimination of depreciation on product demonstration equipment which was fully depreciated during the period.

Research and development expenses increased $91,275 (or 32.7%) from $279,534 to $370,809. The increase was due to expenditures associated with the Company's preparations for the ALERT Catheter System clinical trials, costs for its linear flexible catheter electrode technology which was licensed in May, 1996 and the hiring of additional personnel in the research and product development areas. The increase was partially offset by a $138,000 charge to acquired research and development expense in 1995, outside consulting expenses associated with the steerable catheter technology and the EP WorkMate product introduction in 1995 which were not recurring during the nine months ended September 30, 1996. The Company expects research and development expenses to increase significantly in future periods in connection with the proposed clinical evaluation of the ALERT Catheter System, the development of new products and the enhancement of existing products.

Write-off of intangible and other assets increased $107,500, as the Company wrote off a loan to Falfab, a UK based manufacturer of angioplasty catheters, due to Falfab's inability to repay such amount.

Write-off of debenture warrants upon repayment was $49,232 during the nine months ended September 30, 1996, as the Company expensed the value placed on the 1995 warrants due to the early repayment of the 1995 Debentures and the concurrent exercise of the 1995 Warrants.

Interest expense increased $12,636 (or 40.0 %) from $31,602 to $44,238. The increase was due to interest expense associated with the 1995 Debentures issued beginning in July, 1995. The increase was partially offset by repayment of a portion of indebtedness incurred in the acquisition of catheter and other technologies. During 1996, the Company repaid the 1995 Debentures and the debt associated with the acquisition of ProCath.

Interest income increased $174,930 from $9,018 to $183,948 due to interest earned on the proceeds of its initial public offering completed in June, 1996. The Company expects interest income to increase in future periods as it continues to invest the balance of the offering proceeds.

The Company incurred a net loss of $595,021, or $.09 per share (per share data based upon weighted average shares outstanding of 6,491,235), for the nine month period ending September 30, 1996, compared with a net loss of $550,429, or $.10 per share (per share data based upon weighted average shares outstanding of 5,789,654), for the nine months ended September 30, 1995 (see Note 6 to the Consolidated Financial Statements for a discussion of the calculation of per share data). The increase of $44,592 (or 8.1%) in net loss was caused by the factors discussed above.


Three Months Ended September 30, 1996 Compared to Three Months
Ended September 30, 1995

Total revenues decreased $203,919 (or 32.0%) from $637,380 to $433,461 in the three months ended September 30, 1996. As discussed under Results of Operation - General above, the Company has assembled a domestic direct sales and marketing force to sell all of the Company's products and terminated all of its domestic independent distributor relationships. The Company believes that the change over from a distributor based sales force to a direct sales force had a temporary adverse effect on sales of electrophysiology equipment for the three months ended September 30, 1996. It is likely that the Company will incur additional losses as a result of the increased fixed costs associated with direct sales until such time as sufficient incremental sales are generated to cover such costs. The Company cannot determine when or if that level of sales will be achieved. The level of 1996 and 1997 sales will depend significantly on sales of the EP WorkMate and the ability of the Company's newly created domestic sales force to effectively market the EP WorkMate and the Company's other products. The Company expects to continue to utilize independent distributors to sell its products overseas and is in the process of adding distributors in several countries not previously represented. The Company expects to begin shipments to Japan during the fourth quarter of 1996.

Cost of products sold decreased $93,604 (or 25.7%) from $364,563 to $270,959. Gross margin on product sales decreased $110,315 (or 59.6%) from $272,817 to $162,502 due to lower sales. To date, the Company has offered discounts to purchasers of the EP WorkMate to help establish a base of customers. In the future, the Company will attempt to reduce its discount and increase its list price for the EP WorkMate. However, given the competitive nature of the market there can be no assurance that it will be successful with respect to its pricing goals for the EP WorkMate. The use of a domestic direct sales force may lead to an increased average net sales price for certain of the Company's products, including the EP WorkMate, however this may be offset by increased selling expenses.

Sales and marketing expenses increased $83,875 (or 88.8%) from $94,497 to $178,372. The increase was due to the initial costs associated with hiring a direct sales force during the period. The Company expects sales and marketing expenses to increase significantly during the fourth quarter of 1996 and beyond to support its increased sales efforts. These costs include, but are not limited to, sales salaries and benefits, travel, increased costs associated with attending trade shows and conventions and increased marketing and promotional costs.

General and administrative expenses increased $20,602 (or 9.5%) from $216,935 to $237,537. The increase was due to the hiring of several management personnel and increased rent, insurance and other administrative costs associated with the increased operating activities. The Company expects these costs to continue to increase to support increased operations, the upcoming clinical trials for the ALERT Catheter System and activities associated with obtaining and maintaining ISO-9001 and CE Mark Certification for its products.

Depreciation and amortization expenses increased $4,982 (or 16.0%) from $31,146 to $36,128. The increase was due to depreciation on new property and equipment. This was partially offset by the elimination of depreciation on product demonstration equipment which was fully depreciated during the period.

Research and development expenses increased $37,033 (or 21.2%) from $174,504 to $211,537. The increase was due to expenditures associated with the Company's preparations for the ALERT Catheter System clinical trials, costs for the linear flexible catheter electrode technology which was licensed in May, 1996 and the hiring of additional personnel in the research and product development areas. The increase was partially offset by a $138,000 charge to acquired research and development expense in 1995 which was not recurring during the three months ended September 30, 1996. The Company expects research and development expenses to increase significantly in future periods in connection with the proposed clinical evaluation of the ALERT Catheter System, the development of new products and the enhancement of existing products.

Interest  expense decreased $6,305 (or 52.3 %) from $12,062  to
$5,757.   The  decrease was due to the repayment  of  the  1995
Debentures and debt associated with the acquisition of ProCath.

Interest income increased $173,488 from $0 to $173,488 due to interest earned on the proceeds of the Company's initial public offering.

The Company incurred a net loss of $333,341, or $.04 per share (per share data based upon weighted average shares outstanding of 7,581,167, which exclude options because they are anti-dilutive), for the three month period ending September 30, 1996, compared with a net loss of $256,327, or $.04 per share (per share data based upon weighted average shares outstanding of 5,789,654), for the three months ended September 30, 1995 (see Note 6 to the Consolidated Financial Statements for a discussion of the calculation of per share data). The increase of $77,014 (or 30.0%) in net loss was caused by the factors discussed above.


LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company's expenses have exceeded revenues, resulting in an accumulated deficit of approximately $4.08 million. The Company's expects that its working capital requirements will continue to be significant. On June 21, 1996, the Company completed an initial public offering of 2,500,000 shares at $5.50 per share, for aggregate proceeds of approximately $11,786,000 which the Company intends to use for, among other things, filing its IDE application, completion of clinical trials of the ALERT Catheter System, continued
expansion of its sales and marketing capabilities, acquiring new products and expanding its existing product line. The
Company believes, based on its currently proposed plans and assumptions relating to its operations that the proceeds of this offering will be sufficient to support its domestic direct sales and marketing efforts, complete research and clinical studies, prepare and file a IDE application and otherwise satisfy its contemplated cash requirements for at least the next 12 months.

Net cash (used by) operating activities for the nine months ended September 30, 1996 was ($1,262,070) as compared to ($98,761) for the nine months ended September 30, 1995. Net cash used was primarily to fund the net loss of $595,021, to fund increased accounts receivable, and to repay accounts payable, accrued expenses payable and amounts due to a related party. Accounts receivable increased $544,308 in the nine months ended September 30, 1996 from $446,318 to $982,428. This increase resulted from increased product sales, particularly EP WorkMate, which are often sold subject to extended payment terms secured by a letter of credit, and catheter development revenue, a portion of which is outstanding. At September 30, 1996, the Company's accounts payable, accrued expenses and payables to related party were $537,656 as compared to $788,235 at December 31, 1995. At September 30, 1996, the Company had cash and cash equivalents of $986,706, short term investments and marketable securities of $9,975.031 ($8,014,913 of which is classified as non-current assets) and working capital of $3,857,532 due to the completion of its initial public offering on June 21, 1996.

Cash used in investing activities for the nine months ended September 30, 1996 included the purchase of $9,975,031 in short term investments and marketable securities, representing the proceeds of the Company's initial public offering. During the nine months ended September 30, 1996, capital expenditures were $46,706 as compared to $38,669 in the corresponding period in 1995. The Company is considering purchasing a building currently leased by its ProCath subsidiary for approximately $350,000 and expanding the available square footage at ProCath from 5,000 to 7,500. As of this date, the Company does not have any other material commitments for capital expenditures. The Company expects, however, to use a portion of the proceeds of its offering for the purchase of capital equipment, for expansion of manufacturing and assembly and implementation of ISO-9000 and obtaining the CE Mark for its products. During the nine months ended September 30, 1996, the Company advanced a $7,500 loan to Falfab, a UK based manufacturer of angioplasty catheters. The Company elected to write off this amount plus an additional $100,000 note receivable advanced in 1995 due to Falfab's inability to repay the amounts due. The Company had evaluated Falfab as a potential manufacturing facility for catheters in Europe. Due to the anticipated expansion of the ProCath facility and the expected CE Mark Certification for its products, the Company is not considering the establishment of a European based catheter manufacturing operation at this time.

Net cash provided by financing activities was $12,243,425 for the nine months ended September 30, 1996 and included approximately $11,786,000 net proceeds of the initial public offering, $500,000 from the sale of 166,667 shares of common stock at $3.00 per share in January, 1996 and the proceeds of the exercise of 12,500 common stock options. During June, 1996, the Company repaid $112,500 face amount of 1995 Debentures.
The holders of $1,025,000 face amount of 1995 Debentures elected to exercise 1995 Warrants to purchase 512,500 shares of common stock at $2.00 per share in lieu of receiving cash repayment of the debentures. During September, 1996, the Company repaid $96,350 plus accrued interest due on a note payable arising from the acquisition of ProCath.

During the periods discussed above, the overall effects of inflation and seasonality on the Company's business were not significant.

PART II.     OTHER INFORMATION
Item 6.      Exhibits and Reports on Form 8-K
             (a)     Exhibits
               The following exhibits will be filed as part of this Form 10-QSB:

               Exhibit 11.1 * Computation of Earnings Per Share
               Exhibit 27 *   Financial Data Schedule
               * Filed herewith

          (b)  Reports on Form 8-K
               No reports on Form 8-K were filed during the quarter ended September 30, 1996

                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         EP MEDSYSTEMS, INC.
                         (Registrant)


Date:  November 14, 1996      By:   /s/ David A. Jenkins
                                        David A. Jenkins,
                                        President and
                                        Chief Executive Officer

                              By:   /s/  James J. Caruso
                                         James J. Caruso,
                                        Vice President and
                                        Chief Financial Officer
                                        (Principal Financial
                                        and Accounting Officer)


                    EXHIBIT INDEX

Exhibit
Number        Description of Exhibit       Method of
                                           Filing

11.1          * Statement regarding        EDGAR
              Calculation of Shares
              Used in Computing Net
              Loss Per Share

27            * Financial Data Schedule    EDGAR

              * Filed herewith