Form 10KSB
period 1996-12-31
EP MEDSYSTEMS INC
filed 1997-03-31
CIK 1012394

U.S. SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549
                         FORM 10-KSB
     (Mark one)
 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     FOR THE FISCAL YEAR ENDED: December 31, 1996

     TRANSITION REPORT UNDER  SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM             TO

              Commission file number   0-28260

                          EP MEDSYSTEMS, INC.
 (Name of small business issuer as specified in its charter)

     New Jersey                         22-3212190
(State or other jurisdiction       (IRS Employer
 of incorporation)                 Identification No.)

58 Route 46 West, Budd Lake, NJ              07828
(Address of principal executive offices)     (Zip code)

Issuer's telephone number:  (201) 691-6400

Securities  registered under Section 12(g) of  the  Exchange
Act: Common Stock, no par value, $.001 stated value per share

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)  has  been subject to such filing requirements  for  the
past 90 days.       ___X___ Yes    ______No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer had revenues of $2,315,959 for the fiscal year ended December 31, 1996.

The aggregate market value of the issuer's outstanding voting stock held by non-affiliates on March 19, 1997, based on the closing sale price of its common stock on the Nasdaq National Market on such date, was approximately $23.0 million.

As  of  March  19,  1997,  there were outstanding  7,599,917 shares of the registrant's Common Stock, no par value, stated value $.001 per share.

Transitional Small Business Disclosure Format (check one)
______Yes   ___X___No

FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report contains forward-looking statements relating to such matters as anticipated financial and operational performance, business prospects, technological developments,new products, research and development activities and similar matters.
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. EP MedSystems, Inc. (the "Company") notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operation, performance and development and results of the Company's business include, but are not limited to, those matters discussed herein in the section entitled "Business Considerations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.

TRADEMARKS AND TRADENAMES

ProCath is a registered trademark of the Company. EP MedSystems, ALERT, ALERT SYSTEM, ALERT Catheter, ALERT
Companion, EP WorkMate, EP-2, EP-3 and PaceBase are trademarks of the Company. This Annual Report also includes tradenames and trademarks of companies other than the Company. EchoEye, EchoMark and ColorMark are, to the Company's knowledge, trademarks of EchoCath, Inc.

                           PART I

ITEM 1.   DESCRIPTION OF BUSINESS

EP MedSystems, Inc. has developed a new product for internal cardioversion of atrial fibrillation known as the Atrial Low Energy Reversion Therapy catheter system (the "ALERT System"), which uses a proprietary electrode catheter to deliver measured, variable, low energy electrical impulses directly to the inside of the heart in order to convert atrial fibrillation to a normal heart rhythm. The Company also currently designs, manufactures and markets a broad-based line of specially-designed products for the cardiac electrophysiology ("EP") market for the purpose of diagnosing, monitoring, managing and treating irregular heartbeats known as arrhythmias. This product line includes what the Company believes is the only computerized EP clinical stimulator marketed in the U.S. and the EP WorkMate, a computerized monitoring and analysis workstation introduced in late 1995. The EP WorkMate offers, among other features, 64 recorded channels of cardiac electrical data, real-time analysis including graphical and quantitative display of such data, superior ease of use and a single keyboard for all operations. This product line also includes diagnostic EP catheters, temporary pacing catheters and related disposable supplies.

The Company was incorporated in New Jersey under the name EP Medical, Inc. in January, 1993, and changed its name to EP MedSystems, Inc. in April, 1996. The Company's principal offices are located at 58 Route 46 West, Budd Lake, NJ 07828, and its telephone number is 201-691-6400. Unless the context requires otherwise, references to the Company include EP MedSystems, Inc. and its wholly owned subsidiary ProCath Corporation ("ProCath").

BACKGROUND

The Heart and its Function
The heart, whose function is to pump blood through the body's circulatory system, is divided into four chambers, two upper chambers, the atria, and two lower chambers, the ventricles. At rest, a healthy heart typically beats between 50 and 100 times per minute. Each normal heartbeat is the result of electrical impulses generated at the heart's natural pacemaker, the sinoatrial ("SA") node, which is located near the top of the right atrium. With each heartbeat, an electrical impulse travels down and across the atria, causing them to contract. This contraction in turn sends blood into the ventricles, the heart's primary pumping chambers. The electrical impulse then passes through the atrioventricular ("AV") node, located between the atria and the ventricles. After a brief delay, the impulse continues down the bundle branches and back up and across the Purkinje fibers within the ventricles. The ventricles then contract, pumping blood throughout the body's circulatory system. When the normal electrical rhythm of the heart is disturbed, its pumping activity can be adversely affected and life-threatening complications can result. Such abnormal arrhythmias are known as arrhythmias.

Atrial Fibrillation
Atrial fibrillation, a form of arrhythmia, is a disorganized quivering of the upper chambers of the heart that results from aberrant conduction of electrical signals within the atria. This quivering leads to an ineffective and uncoordinated pumping of the heart, which often reduces cardiac output by up to 30% and causes impaired blood flow to the brain. In some patients, atrial fibrillation can lead to an uncontrolled ventricular heart rate, precipitating a life-threatening situation. Although patients with atrial fibrillation can be asymptomatic, most suffer from shortness of breath, palpitations, dizziness, fainting, or reduced tolerance to exercise and the activities of daily living. Atrial fibrillation is a significant cause of mortality and morbidity, particularly from thromboembolism and stroke. Each year approximately 75,000 strokes in the U.S. are related to atrial fibrillation.

The Company believes that more than 2 million Americans are currently afflicted with atrial fibrillation and an estimated 160,000 new cases develop each year. Generally, atrial fibrillation is related to underlying cardiac disease, including congestive heart failure, coronary artery disease, hypertension and rheumatic heart disease, but it may also occur in patients with otherwise normal hearts. Atrial fibrillation is most commonly found in the elderly. It affects up to 5% of the population in the U.S. over the age of 60. It is the leading cause of arrhythmia-related hospitalizations and, in 1992, comprised the primary diagnosis for 253,000 hospitalized patients, more than all other types of arrhythmia combined. In 1993, more than 1.2 million patients who were hospitalized for other reasons were found to have, or to have developed, atrial fibrillation during their hospitalization.

Atrial fibrillation also develops in the period following open heart surgery in which the atria can suffer temporary trauma. Although usually a temporary phenomenon encountered in the week following surgery, atrial fibrillation in open heart surgery patients is often dangerous and requires immediate intervention. The Company believes that in 1995, over 450,000 open heart procedures were performed in the U.S. The Company estimates that up to 30% of patients undergoing open heart surgery develop atrial fibrillation in the post-operative period. These patients are either treated with external cardioversion or, in order to avoid the additional trauma associated with external cardioversion, are left untreated. Patients who undergo open heart surgery typically have temporary pacing wires affixed to the outside of the heart near the end of the procedure in order to regulate their heartbeat post-
operatively. These wires are threaded from the heart through the chest wall and outside the body, where they can remain for several days until pulled from their sewn-in position on the heart. Also during open heart surgery, a SwanGanz catheter is typically placed in the pulmonary artery to monitor blood pressure. This catheter can also remain in place for several days during the post-operative period.

The underlying causes of atrial fibrillation are complex and the progression of the disease varies from patient to patient. In patients with underlying cardiac disease, atrial fibrillation may initially occur paroxysmally, wherein short periods of atrial fibrillation are interspersed with normal heart rhythm. Paroxysmal atrial fibrillation generally converts back to normal heart rhythm spontaneously, but many patients require treatment with drugs and high energy external cardioversion to control their heart rate and associated symptoms. Although some patients may never progress beyond paroxysmal atrial fibrillation, the condition often precedes the development of chronic or persistent atrial fibrillation. In persistent atrial fibrillation, patients do not convert to normal heart rhythm spontaneously, but require cardioversion to terminate an episode and additional drug therapy thereafter to maintain normal heart rhythm. Persistent atrial fibrillation can progress to permanent atrial fibrillation, a condition in which the arrhythmia cannot be converted using traditional external cardioversion or drug therapy. Patients with permanent atrial fibrillation are generally given drugs to control the heart rate or therapeutic cardiac ablation is performed to destroy the AV node and a pacemaker is implanted to provide ventricular rate control. Neither treatment, however, addresses the underlying atrial fibrillation problem.

Although treatment of atrial fibrillation varies from patient to patient, the treatment goals remain constant: (1) restore and maintain normal heart rhythm, (2) control the ventricular heart rate and (3) prevent stroke. External cardioversion and drugs are used to restore normal heart rhythm; antiarrhythmic drugs are used to maintain normal heart rhythm; anticoagulants (blood thinning drugs) are used to reduce the risk of stroke; and drugs, AV node ablation accompanied by pacemaker implantation and open heart surgery are used to control the ventricular rate. None of these therapies is universally effective and each presents certain risks and side effects to the patient.

Restoration of normal heart rhythm, or cardioversion, is generally attempted by means of antiarrhythmic drug therapy or high energy external cardioversion. A variety of drugs may be employed, but none are universally successful and antiarrhythmic agents generally have been shown to increase the risk of life threatening ventricular arrhythmias. In addition, these drugs can have serious side effects, including liver failure, thyroid dysfunction, pulmonary fibrosis (thickening of the lungs), dizziness, nausea, difficulty urinating and diarrhea. Numerous studies report variable success with pharmacologic cardioversion, with higher success rates reported in patients with recent onset atrial fibrillation of less than 48 hours duration.

High energy external cardioversion is more effective than pharmacologic cardioversion and is a mainstay of first-line therapy for atrial fibrillation. During external cardioversion, between one and four high energy electrical shocks of up to 360 joules each are applied across the chest wall by means of an external defibrillator. Because of the severe pain involved, patients undergoing external cardioversion are given general anesthesia or heavy sedation. This generally requires patient hospitalization and the presence of an anesthesiologist. In addition, patients experiencing atrial fibrillation for longer than 48 hours are routinely given anticoagulant drugs for two to three weeks before external cardioversion to reduce the risk of embolic strokes. Patients undergoing external cardioversion frequently report residual neuromuscular pain. Serious side effects, while infrequent, include damage to heart tissue, spinal fracture, thrombus formation and stroke.

Patients who have undergone successful external cardioversion are frequently placed on a course of antiarrhythmic drug therapy to maintain normal heart rhythm. While external cardioversion is highly effective in terminating atrial fibrillation, without antiarrhythmic drug therapy, a majority of patients revert back to atrial fibrillation within one year of external cardioversion. With antiarrhythmic drug therapy, the percentage of patients reverting to atrial fibrillation decreases. Ninety percent of recurrences occur within the first six months. Despite these recurrence rates and the trauma and cost associated with high energy external cardioversion, this treatment method remains a commonly employed first-line therapy and atrial fibrillation patients often require multiple external cardioversions.

The ALERT System
The Company has developed the ALERT System to be a more effective and less traumatic method of converting atrial fibrillation to normal heart rhythm. The ALERT System represents a new approach to electrical cardioversion known as low energy internal cardioversion, in which up to 15 joules of electrical energy are delivered directly to the inside of the heart. The ALERT System comprises a single-use proprietary electrode catheter with two separate electrode arrays (the "ALERT Catheter") and an external energy source (the "ALERT Companion"). The ALERT Catheter is inserted into a vein in a patient's arm and guided to the heart. Small amounts of energy are then delivered from the external energy source through the ALERT Catheter to the heart. The ALERT System simultaneously provides temporary pacing capabilities and blood pressure monitoring in the left pulmonary artery during this procedure.

The Company believes low energy internal cardioversion provides numerous potential advantages over high energy external cardioversion and drug conversion therapies. The Company believes the ALERT System will prove more effective, less painful and less traumatic than external cardioversion. It does not require the use of general anesthesia, can be performed on an outpatient basis and involves the delivery of much lower levels of energy to the patient. The Company also believes the ALERT System will prove more effective than drug conversion therapy without the risk of harmful side effects associated with such therapy.

Atrial fibrillation often occurs in the open heart surgery post-operative period. Consequently, an effective, low-trauma cardioversion technique that can be deployed rapidly would have applications for open heart surgery patients. The Company believes that due to the significantly lower amounts of energy required to convert atrial fibrillation using internal cardioversion, the ALERT System is a particularly appropriate cardioversion alternative for these patients. In addition, the ALERT System may be used to provide temporary pacing to the atria and ventricles and to monitor blood pressure in the left pulmonary artery, replacing both temporary pacing wires sewed to the heart and Swan-Ganz catheters, and reducing the risk of infection from such devices. The Company believes the ALERT System's integration of these features into a single catheter provides significant advantages over existing treatment methods for patients who have undergone open heart surgery.

The ALERT Catheter is inserted percutaneously into a vein in the arm, advanced to the heart under X-ray fluoroscopy and positioned with one defibrillation electrode array in the left pulmonary artery and the other in the right atrium. Energy is then delivered in small increments between the two electrode arrays from an external energy source. During this procedure the patient is mildly sedated, but conscious. The Company believes that internal cardioversion using the ALERT System will provide the following key benefits:

     - Less trauma, discomfort and risk to patients than high energy external cardioversion.
     - Higher success rate in converting patients with chronic atrial fibrillation to normal heart rhythm than with high energy external cardioversion (based on initial clinical experience overseas).
     -    Elimination of harmful side effects associated with
          drug therapies.
     -    Can be used on an outpatient basis; general anesthesia
          not required.
     -    Lower overall cost per procedure than high energy
          external cardioversion.
     -    Greater  applicability  for  converting   atrial
          fibrillation occurring immediately following open heart surgery.
     - Combination of temporary pacing and blood pressure monitoring features with cardioversion in a single multi-purpose catheter.

The ALERT System is based on technology invented by Eckhard Alt, MD, a member of the Company's Scientific Advisory Board. Two patents have been issued in the U.S. and Dr. Alt has filed an application for patents in Europe on the ALERT Catheter and its method of use for internal cardioversion. The Company has licensed rights from Dr. Alt to use the ALERT technology in the ALERT System. The Company has filed additional patents on the method of manufacturing the ALERT. See "-- Patents and Intellectual Property."

U.S. Clinical Trials
The Company believes the ALERT System is a Class III medical device which will require pre-market approval ("PMA") from the U.S. Food and Drug Administration ("FDA") prior to marketing in the U.S. The Company has prepared a clinical study protocol for submission to the FDA as part of an application for an Investigational Device Exemption ("IDE"). In February, 1997, the Company filed its Pre-IDE application for the ALERT System with the FDA. Subject to FDA comments to the Pre-IDE application, the Company expects to file an IDE application for the ALERT System during the second quarter of 1997. Upon receiving FDA approval of an IDE application for the ALERT System, the Company intends to initiate human clinical trials using the ALERT System in the U.S. The Company has received commitments from several leading electrophysiology centers to participate in clinical trials. The Company expects to begin clinical trials during
1997.   See " -- Government Regulation."

Initial Clinical Results
Dr. Alt has performed human studies in Germany comparing the safety and efficacy of low energy internal cardioversion to high energy external cardioversion and has compared the ALERT Catheter to a dual-catheter method used to perform low energy internal cardioversion. Initial human studies evaluating the safety and effectiveness of low energy internal cardioversion used two separate catheters positioned in the left pulmonary artery and right atrium. In 187 patients with chronic atrial fibrillation (mean duration 10 months), treatment with low energy internal cardioversion was compared to treatment with high energy external cardioversion. External cardioversion was performed  on  117  patients and internal cardioversion  was performed on 70 patients. Patients who received external cardioversion were given general anesthesia, while patients who received internal cardioversion were mildly sedated. Internal cardioversion resulted in a significantly higher rate of conversion to normal heart rhythm compared with external cardioversion (93% vs. 78%) at significantly lower average energy levels (5.8 joules vs. 313 joules). After successful conversion, all 187 patients were treated with the antiarrhythmic drug sotalol. Of the 187 patients, 110 were followed for an average of 12.5 months. Of these, 70 patients had been treated with external cardioversion and 40 had been treated with internal cardioversion. Of the patients treated with internal cardioversion, 57% remained in normal heart rhythm during such period, compared with 49% of the patients treated with external cardioversion.

Additional studies performed by Dr. Alt on patients with chronic atrial fibrillation compared 16 patients treated with the ALERT Catheter to 42 patients treated with dual-catheter internal cardioversion. The two treatment methods yielded similar results, with 15 of 16 patients treated with the ALERT Catheter and 39 of 42 patients treated with the dual-catheter method successfully converted at mean energies of 8 joules and 7 joules, respectively, with no complications.

In these studies, the ALERT Catheter was introduced to the heart through a vein in the arm and typically was positioned in under two minutes. By contrast, the dual-catheter approach required small incisions in the groin and the neck and more time to introduce and position the two catheters in the heart.

EXISTING PRODUCTS
The Company develops, markets, sells and services a broad based, integrated line of electrophysiology products used to monitor, analyze, diagnose and treat cardiac arrhythmias. All of these products have received 510(k) clearance except for the PaceBase software, which the Company believes is not an FDA-regulated product. The Company's products can be separated by function into the three broad categories described below.

EP Laboratory Workstations and Stimulators (EP WorkMate, EP-
3 Clinical Stimulator)
The Company's EP WorkMate, commercially released in late 1995, is a computerized electrophysiology workstation that monitors, displays and stores cardiac electrical activity and arrhythmia data. Electrophysiology workstations are dedicated data management systems designed specifically for use in electrophysiology procedures to view and record procedural data, facilitate data analysis and generate customized reports. The EP WorkMate consists of a Pentium PC with integral proprietary software, dual 17 or 20-inch high resolution color monitors, a tape drive for data storage, a custom keyboard, catheter and stimulator junction box and laser printer. The EP WorkMate is typically sold with an integrated EP-3 Clinical Stimulator. In addition, each EP WorkMate has an internal modem to provide a direct link between the purchaser and the Company, facilitating field software support. The EP WorkMate is differentiated from competing products by (i) its seamless integration with the EP-3 Clinical Stimulator, (ii) its capacity to receive and display up to 64 channels of cardiac electrical data simultaneously, (iii) its ability to process and simultaneously display both real-time and historical electrophysiology activity and (iv) its simple, user-friendly software based on a menu-driven, point-and-click interface.

The Company's EP-3 Clinical Stimulator ("EP-3") is a computerized electrical signal generator and processor used to stimulate the heart with electrical impulses in order to locate electrical disturbances or arrhythmias. The Company believes the EP-3 is currently the only computerized EP clinical stimulator being marketed in the U.S. It features automatic synchronization and rate controls as well as the same user interface as the EP WorkMate. The EP-3 can be sold as a stand-alone electrophysiology stimulator or integrated with the EP WorkMate. If an EP-3 is added as a component to the EP WorkMate, both products can be easily operated from the EP WorkMate's keyboard or mouse. The Company believes the EP WorkMate, when integrated with the EP-3, offers the most advanced computer tools available to the electrophysiology market.

Catheter Products
The Company presently markets a full line of diagnostic electrophysiology catheters for stimulation and sensing of electrical signals during electrophysiology studies. The Company's diagnostic catheters are distinguished from competing products by their availability in various degrees of flexibility and curve shape for maximum customization to each procedure being performed. The Company offers numerous electrode/curve configurations in soft, medium and firm catheters. The Company also offers diagnostic catheters with user-formed tip shaping, allowing a physician to change the curve on the tip of a catheter before or during a procedure to conform to a patient's anatomy. Temporary pacing catheters incorporate both pacing and sensing electrodes and are used to temporarily regulate pacing of the heart, including during the period while a patient awaits permanent pacemaker implant. These catheters are available in a number of sizes with different curve shapes. The Company offers a temporary pacing catheter with a balloon tip that allows guidance of the catheter without X-ray fluoroscopy. The Company also offers disposable introducer kits that are used to aid in the insertion of catheters or pacemaker leads into a patient's venous system. The kits include a plastic introducer, guidewire, needle and syringe.

Arrhythmia Monitoring Products (TeleTrace/PaceBase System) Patients who have undergone pacemaker or ICD implantations are regularly monitored to assess the condition of the implanted device or the status of an arrhythmia. The Company's TeleTrace III Receiver ("TeleTrace") is an integrated ECG monitoring device and computerized transmission system for automation of pacemaker and arrhythmia follow-up testing and ECGs either in a physician's office or over the telephone. TeleTrace enables an ECG to be taken over the telephone for real time or subsequent review.
The Company's PaceBase database software stores information generated by the TeleTrace, enabling the user to analyze and archive a patient's pacemaker or arrhythmia activity, thereby eliminating manual recordkeeping. PaceBase stores pacemaker and ICD histories and also provides an interactive database of all parameters and specifications for pacemakers and ICDs manufactured in the U.S. during the last 15 years. PaceBase also stores certain patient data, including pertinent implant data, current programmed settings, elective replacement indicators and special notes to be displayed on-screen during patient follow-up sessions. In addition, PaceBase allows customized settings for multiple physicians and generates customized insurance and physician reports based on patient follow-up sessions.

PATENTS AND INTELLECTUAL PROPERTY
The Company's success and ability to compete will depend in part upon its ability to protect its proprietary technology and other intellectual property. The Company seeks patents on its important inventions and has acquired licenses to rights under selected patents of third parties as to technology it considers important to its business. As to the ALERT System, the Company has an exclusive license under two U.S. patents, an exclusive license under one patent application pending in the European Patent Office and has filed two patent applications in the United States on a method of manufacturing the ALERT Catheter. The Company has a semi-exclusive license under one issued U.S. patent as to certain technology to conduct temporary ventricular defibrillation. The Company has an Exclusive Rights Agreement to develop the clinical and commercial potential of a proprietary ion beam deposition process for applying a thin metallic coating to the Company's electrophysiology catheters and accessories. The Company licensed nine issued U.S. patents and four foreign filings as to the EchoMark, EchoEye and ColorMark technologies in an attempt to develop products which allow visualization of the heart's anatomy and visualization of catheters inside the heart through the use of ultrasound imaging. The field of use of the license covers cardiac electrophysiology except for pacemaker leads and permanently implanted defibrillation devices. These license agreements generally provide for the payment of royalties on the sale by the Company of products using the patented technology. In addition, the Company has filed four patent applications in the U.S. for catheter technologies.

There can be no assurance that any of the Company's patent applications or applications as to which it has acquired licenses will issue as patents, or that if patents are issued on the Company's applications or on applications as to which the Company has acquired licenses, they will be of sufficient scope and strength to provide meaningful protection of the Company's technology or any commercial advantage to the Company, or that such patents will not be challenged, invalidated or circumvented in the future. Moreover, there can be no assurance that the Company's competitors, many of which have substantial resources and have made substantial investments in competing technologies, do not presently have or will not seek patents that will prevent, limit or interfere with the Company's ability to make, use or sell its products either in the U.S. or in other countries.

Pursuant to a License Agreement between Dr. Alt and the Company (the "Alt License Agreement"), Dr. Alt granted the Company an exclusive worldwide right and license to practice the method, to make, have made for its own resale, use, sell, offer to sell and otherwise dispose of the ALERT Catheter technology, including without limitation the ALERT Catheter device, the method underlying the ALERT System and all continuations and improvements thereon. In return, the Company granted to Dr. Alt royalties equal to 5% of net sales of all products covered by the Alt License Agreement until expiration of the last licensed patent, and issued stock options to Dr. Alt to purchase 210,000 shares of Common Stock at $.10 per share and 164,000 shares of Common Stock at $2.00 per share. The Alt License Agreement terminates upon the expiration of the last licensed patent subject to the Alt License Agreement, or earlier in the discretion of either party in the event of a default by the other party.

Under  a  License  Agreement with Sanjeev Saksena,  MD  (the
"Saksena License Agreement"), Dr. Saksena granted the Company a semi-exclusive worldwide license under a patent as to certain technology to conduct temporary ventricular defibrillation. The license is semi-exclusive in that one other party has license rights under such patent. In return, the Company granted to Dr. Saksena a continuing royalty up to a maximum of $1 million on sales of licensed products, paid Dr. Saksena $10,000 and issued stock to Dr. Saksena. The Saksena License Agreement terminates upon the expiration of the licensed patent, or earlier in the discretion of either party in the event of a default by the other party.

In May, 1996, the Company entered into an Exclusive Rights Agreement (the "Rights Agreement") with Spire Corporation ("Spire"), whereby the Company obtained the exclusive right to develop the clinical and commercial potential of Spire's proprietary ion beam deposition process for applying a thin metallic coating to the Company's electrophysiology catheters and accessories. During the term of the Rights Agreement, the Company is required to obtain all of its requirements for products treated with such a metallized coating from Spire. The Rights Agreement provides for payments of $25,000 per quarter commencing on June 1, 1996 to maintain exclusivity for an initial term of five years, with provision for two year renewal terms upon mutual agreement of the parties. The Rights Agreement may be terminated at any time by the Company upon 60 days' notice.

During February, 1997, the Company licensed certain technologies from EchoCath, Inc. ("EchoCath") in order to attempt to develop products which allow visualization of the heart's anatomy and visualization of catheters inside the heart through the use of ultrasound imaging. The agreement calls for the Company to make payments totaling $700,000, in four installments, as certain development milestones and initial sales are achieved. Terms of the license call for a royalty on net sales, including minimum royalties beginning in 1999 and continuing for the life of the applicable patents and continuations thereof. The Company also purchased 280,000 shares of newly issued 5.4% cumulative convertible preferred stock of EchoCath for $1.4 million in cash.

The Company intends to rely on a combination of patents, trade secrets, copyrights and trademarks to protect its intellectual property rights. No assurance can be given, however, that competitors will not independently develop substantially equivalent proprietary technology, or that the Company can meaningfully protect its rights in unpatented proprietary technology.

The Company has not received any notices alleging, and is not aware of, any infringement by the Company of any patents or intellectual property of others. However, there can be no assurance that current and potential competitors and other third parties have not filed or in the future will not file applications for patents, or have not received or in the future will not receive, patents or other proprietary rights relating to devices, apparatus, materials or processes used or proposed to be used by the Company.

The market for medical devices for the treatment of cardiovascular disease has been characterized by frequent litigation regarding patent and other intellectual property rights. In the event that claims of infringement of a third party's rights are made and upheld, the Company could be prevented from exploiting the technology or other intellectual property involved, or could be required to obtain licenses from the owners of such intellectual property. Alternatively, the Company could be forced to redesign its products or processes to avoid infringement. There can be no assurance that such licenses would be available or, if available, would be on terms acceptable to the Company or that the Company would be successful in any attempt to redesign its products or processes to avoid infringement. Litigation may be necessary to defend against claims of infringement, to enforce patents issued to the Company or to protect trade secrets and could result in substantial cost to, and diversion of effort by, the Company.

RESEARCH AND DEVELOPMENT
The electrophysiology market is characterized by technological change, new product introductions and evolving industry standards. To compete effectively in this environment, the Company engages in the continuous development of products by (i) engaging in internal research and development or contracting with third parties for specific research and development projects, (ii) licensing new technology and (iii) acquiring products incorporating technology that could not otherwise be developed as quickly using internal resources.

The Company's expenditures for research and development (which includes expenditures for clinical trials, regulatory affairs and engineering) totaled approximately $856,191, $320,311 and $129,855 in the twelve month periods ending
December 31, 1996, 1995 and 1994, respectively. During 1996, the Company's principal research and development project involved the ALERT System, including engineering and development of the ALERT Catheter and ALERT Companion hardware, design of the clinical trial protocol and the preparation of the Pre-IDE application to the FDA. Additionally, other research and development efforts are ongoing to develop new products, enhance product quality and lower production costs.

In May, 1996, the Company entered into an Exclusive Rights Agreement with Spire, whereby the Company obtained the exclusive right to develop the clinical and commercial potential of Spire's proprietary ion beam deposition process for applying a thin metallic coating to the Company's electrophysiology catheters and accessories. The Company has undertaken several development projects for new or improved catheter products utilizing Spire's ion beam deposition process, including applications with the ALERT Catheter, electrophysiology catheters and ablation catheters. There can be no assurance that development of the Spire technology will result in future products.

During February, 1997, the Company licensed certain technologies from EchoCath in order to attempt to develop products which allow visualization of the heart's anatomy and visualization of catheters inside the heart through the use of ultrasound imaging. There can be no assurance that development of the EchoCath technology will result in future products.

The Company is developing a steerable catheter which will deflect, or steer, the tip of the catheter. The catheter is being designed for use in diagnostic electrophysiology studies and the Company has filed a U.S. patent application. The Company also intends to design a modified version that will have therapeutic cardiac ablation abilities. Prior to marketing such products domestically, FDA clearance or approval will be required.

Software development is generally performed by Company software engineers. The Company is developing an electrophysiology software database to operate with the databases for PaceBase and the EP WorkMate. FDA clearance or approval of such software may be required, depending upon design of the product, its intended use and a new FDA policy governing medical software that may be implemented in the future. The Company is also developing upgrades to its TeleTrace III Receiver in order to reduce cost and provide a more compact design. FDA clearance of such product enhancements may be required.

SALES AND MARKETING

Domestic
Historically, the Company has relied on third party distributors for all of its sales activities. Following completion of its initial public offering, the Company began efforts to build a direct sales and marketing force to sell all of its products in the domestic market. During 1996, the Company hired a new Vice President of Sales and Marketing, a National Sales Manager, four Regional Sales Managers, a Director of Marketing and several technical service and administrative support personnel. Also during this time, the Company terminated its relationships with all of its domestic distributors. The Company intends to continue to expand its direct sales and marketing efforts through 1997.

International
The Company is continuing to utilize distributors to sell its products overseas and is in the process of adding distributors in several countries not previously represented. The Company expects to expend considerable effort to expand and strengthen its global sales and support network. The Company intends to focus on developing key distributor relationships in Japan and certain European countries. The Company hired an International Sales Manager in 1997 to facilitate this development. In 1997, the Company formed a U.S. subsidiary, with a branch based in the United Kingdom, to improve distributor relationships and customer service in Europe. During 1996, the Company's distributor received approval from the Japanese Ministry of Health to sell electrophysiology equipment and catheters in the Japanese market. The Company initiated sales through its Japanese distributor during the fourth quarter of 1996. No assurance can be given that the Company or its distributors can successfully introduce the Company's products in Europe, Japan or elsewhere on terms acceptable to the Company, or at all. Future foreign sales will be subject to certain risks, including exchange rate fluctuations, international monetary conditions, tariffs and taxes, import restrictions and other regulations.

MANUFACTURING
Substantially all of the Company's catheter products are manufactured at a facility located in Berlin, New Jersey. Each catheter is assembled and tested by the Company prior to sterilization. The Company's Berlin facilities and quality assurance procedures are subject to Good Manufacturing Practices ("GMP") regulations promulgated by the FDA. All raw material vendors are required to submit certificates of compliance to the Company's specifications. Procath recently received ISO-9001 Certification of its manufacturing facility. Also, during 1997, ProCath received approval from its European notified body to apply the CE Mark to its catheter products, a necessity for the continued sales of the Company's products in the European Community. These approvals were also necessary in order for the Company to initiate sales of the ALERT System in Europe.

During February, 1997, ProCath purchased approximately 7,500 square feet of space, including 2,500 square feet of space that was leased by ProCath. The purchase will allow for the expansion of the existing manufacturing operations, provide for additional warehousing, shipping and quality assurance activities and relocation of ProCath's administrative offices. The Company believes that this facility has sufficient capacity to satisfy its catheter manufacturing needs for the next two years.

Substantially all of the Company's other products are either manufactured or assembled on a contract basis by Hi-Tronics Designs, Inc. ("HDI"). HDI's facilities, activities and quality assurance procedures are subject to GMP regulations. Although the Company may engage other contract manufacturers, any interruption in HDI's ability to manufacture the Company's products would have a material adverse effect on the Company's ability to fill orders for products manufactured by HDI. After such products are assembled and tested by the manufacturer, the products are inspected and subjected to a series of quality control tests by the Company prior to shipment.

The Company and its outside manufacturers fabricate certain of the Company's proprietary components and purchase other components from various independent suppliers. Although components and processes are available from more than one vendor, certain components and processes are only available from a single vendor. Any interruption of supply of certain components would have a material adverse effect on the
Company's ability to manufacture its products until acceptable arrangements could be made with a qualified alternative source of supply and, as a result, could have a material adverse effect on the Company's business, financial condition and results of operations.



GOVERNMENT REGULATION
In the U.S., the development, testing, manufacture, labeling, marketing, promotion and sale of medical devices are regulated by the FDA under the Federal Food, Drug, and Cosmetic Act ("FFDCA"). The FDA has broad discretion in enforcing the FFDCA, and noncompliance with applicable requirements can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure to grant premarket clearance or premarket approval for devices and criminal prosecution.

Medical devices are classified into one of three classes, Class I, II or III, on the basis of the controls necessary to reasonably ensure their safety and effectiveness. Class I devices require general controls such as proper labeling, premarket notification and adherence to GMP. Class II
devices  require  the  use  of  special  controls  such   as
performance standards, post-market surveillance by regulatory bodies, patient registries and FDA guidelines. Class III devices must generally receive a PMA from the FDA prior to being marketed in the U.S. in order to ensure their safety and effectiveness.

Before a new device can be introduced into the market in the U.S., the manufacturer generally must obtain either FDA clearance of a premarket notification filing under Section 510(k) of the FFDCA (a "510(k) submission") or FDA approval of a PMA application. A 510(k) submission will be granted clearance by the FDA if the submitted data and other information establishes that the proposed device is "substantially equivalent" to a predicate device legally marketed in the U.S. A predicate device is a device that was legally marketed in the U.S. prior to May 28, 1976 or a device marketed since that date that has been determined by the FDA to be substantially equivalent pursuant to a 510(k) application and for which a PMA is not required. Substantial equivalence means that the device has the same intended use and is as safe and effective as a legally marketed device and does not raise questions of safety and effectiveness that are different than those associated with the legally marketed device. The FDA has recently been requiring more data and information to demonstrate substantial equivalence than in the past. It generally takes between 3 to 12 months from the date of submission to obtain 510(k) premarket clearance, but may take longer depending upon the circumstances. The FDA may determine that the proposed device is not substantially equivalent, or that additional data is needed before a substantial equivalence determination can be made. A "not substantially equivalent" determination, or a request for additional data, could delay the market introduction of new products that fall into this category and could have a materially adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will obtain 510(k) premarket clearance within the above time frames, if at all, for any of the devices for which it may file a 510(k) submission in the future.

A 510(k) submission is also required when the manufacturer makes a change or modification to a legally marketed device that could significantly affect the safety or effectiveness of the device, or where there is a change or modification in the intended use of the device. When any change or modification is made in a device or its intended use, the manufacturer is expected to make the initial determination as to whether the change or modification is of a kind that would necessitate a filing of a new 510(k) submission. The FDA's regulations provide only limited guidance for making this determination.

A PMA application must be filed as to a proposed device if the device is not substantially equivalent to a legally marketed device or if it is a Class III device for which the FDA has called for PMAs. The PMA procedure involves a more rigorous, complex and lengthy review process by the FDA than the 510(k) premarket clearance procedure. A PMA application must be supported by extensive data, including pre-clinical and clinical trial data to demonstrate the safety and efficacy of the device. If human clinical trials of a device are undertaken, and the device presents a "significant risk," the manufacturer or the distributor of the device must obtain FDA approval of an IDE application prior to commencing human clinical trials in the U.S.

The IDE application must be supported by data, typically including the results of animal and laboratory testing. If the IDE application is approved, human clinical trials may begin at a specific number of investigational sites with a maximum specific number of patients, as approved by the FDA. Sponsors of clinical trials are permitted to charge for those devices distributed in the course of the study provided such compensation does not exceed recovery of the costs of manufacture, research, development and handling.

Upon receipt of a PMA application, the FDA makes a threshold determination as to whether the application is sufficiently complete to permit a substantive review. If the FDA determines that the PMA application is sufficiently complete, it will "file" the application. Otherwise, the FDA will request that the sponsor submit additional information within 180 days. Depending on the nature and amount of information requested by the FDA, the PMA review process may be substantially delayed by such a request. Once the submission is filed, the FDA begins a review of the PMA application. An FDA review of a PMA application generally takes between one and three years from the date the PMA application is filed, but may take significantly longer. The review time is often significantly extended if the FDA requests more information or clarification of information already provided in the submission. During the review period, an FDA advisory committee, typically a panel of clinicians, will likely be convened to review and evaluate the application and provide recommendations to the FDA as to whether the PMA should be approved. In addition, the FDA will inspect the manufacturing facility where the unapproved product is to be made to ensure compliance with the FDA's GMP requirements prior to issuance of a PMA.

The PMA process can be expensive, and a number of devices for which PMAs have been sought by other companies have never been approved for marketing. There can be no assurance that the Company will be able to obtain necessary regulatory approvals or clearances on a timely basis or at all. Delays in receipt of or failure to receive such approvals, the loss of previously received approvals, or failure to comply with existing or future regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

The Company believes the ALERT System is a Class III medical device which will require PMA approval prior to marketing in the U.S. Subject to the FDA's comments as to the Company's Pre-IDE application, the Company intends to apply for an IDE from the FDA during the second quarter of 1997. Assuming an IDE is obtained, the Company intends to commence human clinical trials of the ALERT System in the U.S. to obtain data needed for a PMA application. The Company has received commitments from several leading electrophysiology centers to participate in clinical trials. There can be no assurance that the IDE will be approved by the FDA or, if it is, that the clinical trials conducted under the IDE will determine the safety and effectiveness of the ALERT System, or that a subsequently filed PMA application will be accepted by the FDA for filing or approved.

Following FDA clearance or approval of a device for commercial distribution, the primary form of government regulation of medical devices is the FDA's GMP regulations for medical devices. These regulations, administered by the FDA, set forth requirements to be observed in the design, manufacture, packaging, labeling and storage of medical products for human use, including implementation of a quality assurance program. These regulations require, among other things, that manufacturing be controlled by the use of written procedures and the ability to produce devices that meet specifications be validated by extensive testing. They also require inspection and testing of the products produced and investigation when devices fail to meet specifications. Failure to adhere to GMP requirements would cause the products produced to be considered in violation of the FFDCA and subject to enforcement action. The FDA monitors compliance with these requirements by requiring manufacturers to register their manufacturing facilities and list their products with the FDA, and subjecting the facilities to periodic FDA inspections. If an FDA inspector observes conditions that might be violative of GMP procedures, the manufacturer must correct those conditions or explain them satisfactorily, or face potential regulatory action that might include physical removal of the product from the market. The FDA's Medical Device Reporting regulations require that the Company provide information to the FDA on the occurrence of any deaths or serious injuries alleged to have been associated with the use of the Company's products, as well as on any product malfunction that would likely cause or contribute to a death or serious injury if the malfunction were to recur. FDA law and regulations also prohibit a device from being labeled or promoted for unapproved or uncleared indications. If the FDA believes that a company is not in compliance with any of these regulations, it can institute proceedings to detain or seize products, issue a recall, seek injunctive relief or assess civil and criminal penalties against such a company.

Sales of medical devices outside of the U.S. are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. Export sales of Class III devices that have not received FDA marketing clearance or approval generally are subject to FDA export permit requirements. To obtain such a permit, the Company must provide the FDA with, among other information, documentation from the medical device regulatory authority of the country in which the purchaser is located, stating that the sale of the device is not a violation of that country's medical device laws. Many foreign countries generally permit studies involving humans for medical devices earlier in the product development cycle than is permitted by regulation in the U.S. Other countries, such as Japan, have standards similar to those of the FDA. The European Economic Community is in the process of developing a new approach to the regulation of medical products that may significantly change the situation in those countries. The Company has recently received the CE Mark for its catheter products, including the ALERT Catheter. The Company intends to pursue international regulatory approval of the ALERT System in foreign markets during 1997.

In addition to the import requirements of foreign countries, a company must also comply with U.S. laws governing the export of FDA-regulated products. Devices with a 510(k) clearance or a PMA generally may be exported without further FDA authorization, provided certain conditions are met. A Class III device without a PMA may be exported to a foreign country for commercial marketing if the exporting firm obtains prior FDA authorization and the following requirements are satisfied: (i) the device meets the specifications of the foreign purchaser; (ii) the device is not in conflict with the laws of the country to which it is intended for export; (iii) the device is labeled that it is intended for export; (iv) the device is not sold or offered for sale in domestic commerce; and (v) the FDA determines that the exportation of the device is not contrary to the public health and has the approval of the country to which it is intended for export.

The FDA Export Reform and Enhancement Act of 1996 has relaxed the exportation requirements governing devices under certain circumstances. Pursuant to this new law, a device that has not obtained FDA clearance or approval may be exported to any country in the world without FDA authorization if the product complies with the laws of that country and has valid marketing authorization in one of the following countries: Australia, Canada, Israel, Japan, New Zealand, Switzerland, South Africa, the European Union or a country in the European economic area. The FDA is authorized to add countries to this list in the future. Among other restrictions, a device may only be exported under the new law if it is not adulterated, meets the specifications of the foreign manufacturer, complies with the laws of the importing country, is labeled for export, is manufactured in substantial compliance with GMP regulations or recognized international standards and is not sold in the U.S.

The Company is also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. There can be no assurance that it will not be required to incur significant costs to comply with such laws and regulations in the future or that such laws and regulations will not have a materially adverse effect upon the Company's ability to do business.

COMPETITION
The medical device market, particularly in the area of cardiac electrophysiology products, is highly competitive. Many of the Company's competitors have access to significantly greater financial and other resources than the Company. Further, the medical device market is characterized by rapid product development and technological change. The present or future products of the Company could be rendered obsolete or uneconomic by technological advances by one or more of the Company's present or future competitors or by other therapies. The Company's future success will depend upon its ability to remain competitive with other developers of such medical devices and therapies. The Company believes that its existing products compete primarily on the basis of features, effectiveness, quality, ease and convenience of use, customer service and cost-effectiveness.

The Company's primary competitors in the production of catheters and disposable accessories are C.R. Bard Inc., EP Technologies, Inc. (a subsidiary of Boston Scientific Corporation), Medtronic, Inc., Cordis-Webster Laboratories, Inc. (a subsidiary of Johnson & Johnson, Inc.) and Daig Corporation (a subsidiary of St. Jude Medical, Inc.). In the computerized EP workstation and EP stimulator market, the Company's main competitors are Prucka Engineering, Inc., Quinton Instruments (a subsidiary of American Home Products, Inc.), C.R. Bard Inc. and Fischer Imaging. The Company's TeleTrace/PaceBase products compete with PaceArt. Other companies vying for market share in the cardiac electrophysiology field include Witt Biomedical, Marquette Electronics, Inc. and Siemens Medical Systems.

The ALERT System is a new technology that must compete with established and emerging treatments for atrial fibrillation. These include pharmaceuticals, high energy external cardioversion, atrioventricular node ablation combined with pacemaker implantation and open-heart surgical ablation. Although no devices are currently being marketed to treat atrial fibrillation using internal cardioversion, one company is developing an implantable atrial defibrillator that delivers energy through leads attached to the heart, and the Company believes certain others are developing dual-chamber defibrillator systems that could be marketed for treatment of atrial fibrillation. The Company also believes some competitors and research organizations are researching other approaches to treating atrial fibrillation, including endocardial ablation and preventative pacing techniques. Many of the Company's competitors have substantially greater financial and other resources, larger research and development staffs, and more experience and capabilities in conducting research and development, testing products in clinical trials and manufacturing, marketing and distributing products than the Company. Competitors may develop new technologies and bring products to market in the U.S. before the Company introduces the ALERT System and may introduce products that are more effective than the ALERT System. In addition, competitive products may be manufactured and marketed more successfully than the ALERT System. The Company's business will depend upon its ability to remain competitive with other developers of such medical devices and therapies.

THIRD-PARTY REIMBURSEMENT
In the U.S., the Company's products are marketed to medical institutions and physicians that then bill various third-party payors, such as government programs, principally Medicare and Medicaid, and private insurance plans, for the healthcare services provided to their patients. Third-party payors are increasingly challenging the prices charged for medical products and services, and substantial uncertainty exists as to third-party reimbursement for investigational and newly approved products. Government agencies, private insurers and other payors generally reimburse hospitals for medical treatment at a fixed rate per patient or based on the procedures performed. The fixed rate reimbursement is unrelated to the specific devices used in treatment. If a procedure is not covered, payors may deny reimbursement. In addition, some payors may deny reimbursement if they determine that the device used in the treatment was unnecessary, inappropriate or not cost-effective, or if it was experimental or was used for a non-approved indication, even if it has FDA approval. Because the amount of the reimbursement is fixed, to the extent a physician uses more expensive devices, the amount of potential profit relating to the procedure is reduced. Accordingly, hospitals must determine that the clinical benefits of more expensive equipment justify the additional cost. The U.S. Health Care Financing Administration has recently entered into an interagency agreement with the FDA pursuant to which the FDA will place all devices with approved IDEs into one of two categories, "Category A" or "Category B." Category A devices are innovative devices that are believed to be in Class III (the class of medical devices subject to the most stringent FDA review) and are of a type as to which initial questions of safety and effectiveness have not been resolved and the FDA is unsure whether the device type can be safe and effective. They will not be eligible for Medicare reimbursement. Category B devices include Class III devices of a type as to which underlying questions of safety and effectiveness have been resolved or that is known to be capable of being safe and effective because other devices of that type have been approved. Category B devices will be eligible for Medicare reimbursement if the devices are furnished in accordance with the FDA-approved protocols governing clinical trials and all other Medicare coverage requirements are met. The Company believes the ALERT System is a Class III device. There can be no assurance that the ALERT System will be placed in Category B and thus eligible for Medicare reimbursement during clinical trials. There can be no assurance that reimbursement will be or remain available for the Company's products, or for the ALERT System if it is approved, or even if reimbursement is available, that payors' reimbursement policies will not adversely affect the Company's ability to sell its products on a profitable basis.

PRODUCT LIABILITY AND INSURANCE
The manufacture and sale of the Company's products involves the risk of product liability claims. The Company's products are highly complex and some are, or will be, used in relatively new medical procedures and in situations where there is a potential risk of serious injury, adverse side effects or death. Misuse or reuse of catheters may increase the risk of product liability claims. The Company currently maintains product liability insurance with coverage limits of $5,000,000 per occurrence and $5,000,000 in the aggregate per year; however, there can be no assurance that this coverage will be adequate. Such insurance is expensive and may not be available in the future on acceptable terms if at all. A successful claim against or settlement by the Company in excess of its insurance coverage or the Company's inability to maintain insurance in the future could have a material adverse effect on the Company's business, results of operations and financial condition.

EMPLOYEES
As   of  March  19,  1997,  the  Company  had  40  full-time
employees, of whom 11 are dedicated to manufacturing and quality assurance, 11 are engaged in management and administration, 8 are engaged in sales and marketing and 8 are engaged in research and development and technical service. The Company believes its employee relations are satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTY
The Company currently leases approximately 1,600 square feet of office space located in Budd Lake, New Jersey through September 30, 1997 and occupies an additional 1,800 square feet of contiguous office space on a month-to-month basis. At December 31, 1996, the Company's subsidiary, ProCath, leased approximately 5,000 square feet of space in Berlin, New Jersey. The Berlin facilities, which are divided into two adjacent 2,500 square foot units, contain 1,000 square feet of sterile product inventory space, 1,500 square feet dedicated to administration, shipping and receiving, engineering and catheter research and development, and 2,500 square feet utilized for manufacturing operations.

In February, 1997, ProCath purchased approximately 7,500 square feet of space, including 2,500 square feet of space that was under lease by ProCath, for an aggregate purchase price of approximately $386,000, including certain transaction costs. The purchase will allow for the expansion of ProCath's manufacturing operations, provide for additional warehousing, shipping and quality assurance activities and relocation of ProCath's administrative offices. The lease on ProCath's remaining 2,500 square feet of leased space expires in November, 1997 and will not be renewed. The Company believes that its facilities are sufficient to meet its expected needs for at least the next twelve months.

ITEM 3.  LEGAL PROCEEDINGS

       None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

                           PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company's Common Stock has been traded on the Nasdaq National Market under the trading symbol "EPMD" since the Company completed its initial public offering of Common Stock on June 21, 1996. Prior to that date, there was no public market for the Company's Common Stock.

The following table sets forth the high and low closing sale prices for the Company's Common Stock during the second (from June 21, 1996 through June 30, 1996), third and fourth quarters of 1996, based on transaction data as reported by the Nasdaq National Market.

     For the year ended
      December 31, 1996            High           Low

Second quarter
(commencing June 21, 1996)        $6.00          $5.50
Third quarter                     $6.00          $4.00
Fourth quarter                    $5.50          $3.25


On March 19, 1997, the last reported sale price for the Company's Common Stock as reported by the Nasdaq National
Market was $3.81 per share.

As of March 19, 1997, there were approximately 81 registered holders of record of the Company's Common Stock. This number excludes individual stockholders holding stock under nominee security position listings. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

DIVIDEND POLICY

The Company has not paid any dividends on its Common Stock and does not expect to pay any such dividends in the foreseeable future. The payment of dividends, if any, in the future will be within the discretion of the Board of Directors and will depend upon the Company's earnings, if any, its capital requirements and financial condition and other relevant factors.

ITEM  6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

This section contains certain forward-looking statements relating to future events or the future financial performance of the Company. Such statements involve risks and uncertainties and actual events or results may differ materially from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences include those discussed under "Business Considerations" herein as well as those discussed in other filings made by the Company with the Securities and Exchange Commission.

GENERAL
The Company was formed in January, 1993 to develop, manufacture, market and sell a range of electrophysiology products used to diagnose, monitor and treat certain cardiac disorders. The Company has developed the ALERT System, which uses a proprietary electrode catheter to deliver measured, variable, low energy electrical impulses directly to the inside of the heart in order to convert atrial fibrillation to a normal heart rhythm. Since inception, the Company has acquired certain technology and related assets as well as certain marketing rights, has developed new products and has introduced or begun marketing various electrophysiology products. The following summarizes the most significant product acquisitions and introductions.

     - March, 1993: The Company purchased from HDI all rights to a clinical cardiac stimulator (the "EP-2") and began selling the EP-2 in May, 1993.

     - November, 1993: The Company acquired substantially all the assets of Professional Catheter Corporation ("PCC"), a manufacturer of cardiac electrode catheters and other related disposable products. The Company immediately began sales of such catheters and related products and enhancements.

     - February, 1994: Under an agreement with HDI,  the
       Company began selling the TeleTrace III Receiver, servicing TeleTrace III Receivers previously sold by a third party and distributing certain arrhythmia monitors produced by HDI. In July, 1994, the Company acquired from HDI all rights to the TeleTrace III Receiver, certain arrhythmia monitors and certain software for monitoring heart signals.

     - February, 1994: The Company acquired all rights to the PaceBase and HeartBase computer software, certain software used with the TeleTrace III Receiver and certain related technology from BioPhysical Interface Corp.

     - May, 1994: The Company introduced the EP-3 Clinical
       Stimulator (the "EP- 3"), successor to the EP-2. The Company ceased selling the EP-2 in November, 1994.

     - September, 1995: The Company initiated sales of the EP
       WorkMate,   a  computer  workstation   for   use   in
       electrophysiology labs. The technology for the EP WorkMate was acquired from ElectroPhysiology Systems, Inc. in May, 1994.

     - November, 1995: The Company acquired an exclusive license to develop, manufacture and sell an electrode catheter for internal cardioversion of atrial fibrillation, to be incorporated in the ALERT System.

     - May, 1996: The Company entered into an Exclusive Rights Agreement with Spire, whereby the Company obtained the exclusive right to develop the clinical and commercial potential of Spire's proprietary ion beam deposition process for applying a thin metallic coating to the Company's electrophysiology catheters and accessories. The Company has undertaken several development projects for new or improved catheter products utilizing Spire's ion beam deposition process, including applications with the ALERT Catheter, electrophysiology catheters and ablation catheters. These projects are ongoing although there can be no assurance that such projects will be successful..

     - February,  1997:   The Company  licensed  certain
       technologies from EchoCath in order to attempt to develop products which allow visualization of the heart's anatomy and visualization of catheters inside the heart through the use of ultrasound rather than by using fluoroscopy, or x-ray imaging. The license includes all rights to the EchoMark, EchoEye and ColorMark technologies for use in the field of electrophysiology. The license excludes use on permanently implantable defibrillators and pacemaker leads.

The Company recognizes product revenues on the date of shipment. Revenues related to extended warranty contracts are recognized on a straight-line basis over the life of the applicable contract.

Expenditures for routine maintenance and upgrades of computer software are expensed currently as research and development. Research and development costs incurred in connection with developing existing and acquired technology are expensed as incurred. Expenditures to acquire rights to technology are expensed as acquired research and development except to the extent that, at the time of acquisition, technological feasibility for use in a product has been established or a future alternative use exists. To the extent technological feasibility was established at the time of acquisition or a future alternative use existed, expenditures are recorded as intangible assets and amortized over the related products' estimated useful lives. In connection with its acquisition of the assets of PCC in November, 1993, the Company recorded intangible assets of $774,099, which are being amortized over 15 years on a straight-line basis. In connection with its acquisition of the PaceBase, TeleTrace and HeartBase software in February, 1994 and of the TeleTrace III Receiver and arrhythmia monitor technology in July, 1994, the Company recorded intangible assets of $50,000 and $100,000, respectively, which are being amortized over three years on a straight-line basis. In connection with its acquisition of the rights to the EP-2 in March, 1993, the Company recorded intangible assets of $774,000, to be amortized over two years. It wrote off the unamortized portion of that amount, $215,216, in November, 1994 when it discontinued selling the EP-2.

The Company has been unprofitable since inception and, as of December 31, 1996, had an accumulated deficit of approximately $5.06 million. The Company believes that it will have sufficient capital to carry out its proposed business objectives for at least the next 12 months.

RESULTS OF OPERATIONS

GENERAL
Historically, the Company has relied on third party distributors for all of its sales activities. Following completion of its initial public offering, the Company began efforts to build a direct sales and marketing force to sell all of its products in the domestic market and to strengthen its international distribution network. During 1996, the Company hired a new Vice President of Sales and Marketing, a National Sales Manager, an International Sales Manager, four Regional Sales Managers, a Director of Marketing and several technical service and administrative support personnel. Also during this time, the Company terminated its relationships with all of its domestic distributors. The Company believes that the change from a distributor-based sales force to a direct sales force had a temporary adverse effect on sales of its electrophysiology equipment during the third and fourth quarters of 1996. However, the Company also believes its domestic direct sales force has the potential to generate greater sales in the future than the Company had been experiencing through the use of independent distributors. It is likely that the Company will incur additional losses as a result of the increased fixed costs associated with a direct sales force until such time as sufficient incremental sales are generated to cover such costs. The Company cannot determine when or if that level of sales will be achieved.

The Company is continuing to utilize distributors to sell its products overseas and is in the process of adding distributors in several countries not previously represented. In 1997, the Company formed a U.S. subsidiary, with a branch based in the United Kingdom, to improve distributor relationships and customer service in Europe. During 1996, the Company's distributor received approval from the Japanese Ministry of Health to sell electrophysiology equipment and catheters in the Japanese market. The Company initiated sales through its Japanese distributor during the fourth quarter of 1996.

Year Ended December 31, 1996 Compared to Year Ended December
31, 1995

Product sales increased $64,822 (or 3.2%) from $2,001,137 in 1995 to $2,065,959 in 1996. Sales of the EP WorkMate increased by approximately $330,000 as the product began to gain market acceptance after its introduction in late 1995. Sales of the Company's catheter line also increased during 1996 while sales of stand-alone EP-3 Stimulators declined, partially due to the fact that EP-3 Stimulators are an integrated component of the EP WorkMate. As discussed above under "General," the Company believes that the change from a network of independent distributors to a newly hired domestic direct sales force had a temporary adverse impact on electrophysiology equipment sales in the third and fourth quarters of 1996.

During 1996, the Company recorded $250,000 in catheter development revenue related to a Product Development and Supply Agreement with InControl. The agreement covers a new temporary atrial defibrillation catheter ("TADCATH"). The Company will manufacture and supply TADCATH to InControl for clinical trials and subsequent product sales. The agreement provides for annual minimum purchases. The Company also entered into non-exclusive distribution agreements which allow InControl to sell the ALERT Catheter in parts of Europe, Africa and the Middle East and the ALERT Companion on a world-wide basis for a period of two years subject to renewal upon mutual agreement of the parties. While InControl will be primarily responsible for all regulatory clearances of the TADCATH, the Company will make a $75,000 payment to InControl towards the cost of clinical trials.

The Company has determined that continued sale and service of arrhythmia monitors does not represent a good strategic fit with the Company's existing products and planned product line, including the ALERT System, due, in part, to the fact that the customers for arrhythmia monitors usually do not purchase the Company's electrophysiology equipment and catheters. The Company also determined that the gross margins generated by the sale of arrhythmia monitors are not sufficient to justify the expense and efforts by its direct sales force to generate sales of the product. Therefore, the Company plans to discontinue sale of the MemoryTrace line of arrhythmia monitors. Sales of arrhythmia monitors were approximately $12,000 and $198,000 in the years ended December 31, 1996 and 1995, respectively. In 1997, the Company agreed to sell its rights, title and interest in (i) the 4221, 4222 and 4222 ATM arrhythmia monitors, including manufacturing drawings and regulatory approvals and (ii) the 4400 ATM arrhythmia monitor currently under development by HDI, to HDI in return for 60,000 shares of common stock in Neomedics, Inc., a newly created company involved in the design and manufacture of implantable medical devices, which is an affiliate of HDI.

Cost of products sold decreased $95,520 (or 7.6%) from $1,257,468 to $1,161,948. Excluding catheter development revenues, gross profit for 1996 was $904,011 (or 43.8% as a percentage of product sales), as compared with $743,669 (or 37.2%) for 1995. This increase in gross profit was principally due to higher sales, higher gross margins realized on the EP WorkMate which represented a larger proportion of sales in 1996 than in 1995 and the decline in sales of MemoryTrace arrhythmia monitors which produced a low gross margin in 1995.

Sales and marketing expenses increased $287,556 (or 60.3%) from $477,209 to $764,765 and as a percentage of total revenues from 23.8% to 33.0%. Beginning in September, 1996, the Company began hiring a domestic direct sales force, including several salaried sales and marketing managers and personnel. The effort also involved increased base commissions for direct sales representatives, increased travel and lodging and convention related expenses and increased promotion expenses related to existing products. The Company expects sales and marketing expenses to increase significantly in 1997 as the direct sales force will be in place for the entire year and as product promotion associated with the direct sales effort continues to increase. It is likely that the Company will incur additional losses as a result of the increased fixed costs associated with direct sales until such time as sufficient incremental sales are generated to cover such costs. The Company cannot determine when or if that level of sales will be achieved. Further, the Company has filed a Pre-IDE application with the FDA and expects to begin clinical trials for the ALERT System during the second quarter of 1997. Although there can be no assurance of such fact, the Company anticipates that international sales of the ALERT System will begin in 1997. As a result, the Company will incur additional expenses related to the introduction of the ALERT System.

General and administrative expenses increased $311,329 (or 41.1%) from $757,635 to $1,068,964 and increased as a percentage of total revenues from 37.9% to 46.2%. The dollar increase was due to the hiring of additional administrative personnel, increased occupancy costs, increased use of professional services, including accounting fees and legal fees associated with several patent filings, and increased product liability and directors and officers insurance expense. The Company expects general and administrative expense to increase in future periods due to anticipated future growth. It is anticipated, however, that these expenses will decline as a percentage of total revenues at such time as sufficient incremental sales are generated to cover such costs. The Company cannot determine when or if such incremental sales will be achieved.

Research and development expenses increased $535,880 (or 167.3%) from $320,311 to $856,191 and as a percentage of net sales from 16.0% to 37.0%. The increase was due to significant expenses associated with the ALERT System, including engineering development associated with the ALERT Catheter and the ALERT Companion hardware, design of the clinical trial protocol and preparation of the Pre-IDE filing with the FDA. The Company also realized increases in research and development expenses related to the licensing and development of the Spire technology for placement of a flexible metallic coating on its electrophysiology catheters, hiring of additional in-house engineering and technical support personnel and increased development work on existing products, including the EP WorkMate. The Company expects that expenses related to the ALERT System will be significant in 1997 and 1998 when clinical trials are anticipated to commence. The Company also expects that other research and development expenses will increase as it continues attempts to develop new products, including ultrasound guided catheters utilizing technology licensed from EchoCath in February, 1997 and catheters utilizing the Spire technology as well as ongoing improvements to existing products.

Upon repayment of the 1995 Debentures, the Company recorded a write-off of $49,232 representing the unamortized discount on the 1995 Debentures related to the 1995 Warrants.

Interest expense decreased $6,114 (or 12.0%) from $50,893 to $44,779 and as a percentage of revenues from 2.5% to 1.9%. The decrease was due to the Company's repayment of $1,137,500 face amount of 1995 Debentures in June, 1996 and the repayment of the $96,350 balance plus accrued interest payable on a note incurred in connection with the acquisition of ProCath. The Company does not expect to incur material interest expense in 1997.

Interest income during 1996 was $338,335 due to interest earned on the proceeds of the June, 1996 initial public offering. Interest income was insignificant in 1995. The Company expects to continue earning interest on its excess cash in future periods, but the amount of interest income will decrease as proceeds are utilized in the Company's business.

The Company incurred a net loss $1,570,578 (or $.23 per share based on 6,762,019 shares outstanding), in 1996 as compared with $1,482,650 (or $.26 per share based on 5,789,654 shares outstanding) in 1995. The increase of $87,928 (or 5.9%) in net loss was caused by the factors discussed above.


Year Ended December 31, 1995 Compared to Year Ended December
31, 1994

Net sales increased $489,061 (or 32.3%) from $1,512,076 in 1994 to $2,001,137 in 1995. The increase was due to increased sales of PaceBase and TeleTrace products and diagnostic and temporary pacing catheters as well as the initiation of sales of the EP WorkMate in September, 1995. The increase was partially offset by a decline in sales of the EP-2 due to the discontinuation of sales of the EP-2 in 1994.

Cost of sales increased $344,011 (or 37.7%) from $913,457 to $1,257,468. Gross profit increased $145,050 (or 24.2%) from $598,619 to $743,669 but decreased as a percentage of net sales due to increases in catheter manufacturing overhead that were not fully offset by increased product sales.

Sales and marketing expenses increased $214,439 (or 81.6%) from $262,770 to $477,209 and as a percentage of net sales from 17.4% to 23.8%. The increase was due to increased sales, the hiring of additional sales and marketing personnel, increased commissions generated from sales of the EP-3 through distributors, increased promotion of existing products and expenses incurred in connection with the introduction of the EP WorkMate in 1995.

General and administrative expenses increased $109,500 (or 16.9%) from $648,135 to $757,635 but decreased as a percentage of net sales from 42.9% to 37.9%. The dollar increase was due to the hiring of additional administrative personnel, increased usage of professional services and increased insurance and rent expenses. The decrease as a percentage of net sales was due to increased sales.

Depreciation and amortization decreased $213,261 (or 55.6%) from $383,532 to $170,271 and as a percentage of net sales from 25.3% to 8.5%. The decrease was due to the cessation of amortization of the intangible asset related to the EP-2, which was written off in 1994, partially offset by increases in amortization of intangible assets related to arrhythmia monitor technology acquired during 1994.

Research and development expenses increased $190,456 (or 146.7%) from $129,855 to $320,311 and as a percentage of net sales from 8.6% to 16.0%. The increase was due to the payment of $138,000 to HDI in 1995 for services in connection with development of the TeleTrace III Receiver, TeleTrace III-S Receiver and increased internal research and development related to the EP WorkMate.

In November, 1995, the Company granted an option to Dr. Alt to purchase 210,000 shares of Common Stock at $.10 per share in partial consideration for the Company's license of the ALERT technology from Dr. Alt. In connection with this option grant to Dr. Alt, the Company recorded acquired research and development expense of $420,000, representing the fair market value of such option on the issue date. Also in November, 1995, the Company recorded acquired research and development expense of $30,000 in connection with a semi-exclusive license of a patent relating to certain technology permitting temporary ventricular defibrillation.

Interest expense decreased $5,068 (or 9.1%) from $55,961 to $50,893 and as a percentage of revenues from 3.7% to 2.6%. The decrease was due to the Company's lower outstanding indebtedness in 1995 resulting from the repayment of certain indebtedness in September, 1995, partially offset by interest expense associated with the 1995 Debentures.

The Company incurred a net loss $1,482,650 (or $.26 per share based on 5,789,654 shares outstanding), in 1995 as compared with $1,596,850 (or $.29 per share based on 5,480,262 shares outstanding), in 1994. The decrease of $114,200 (or 7.2%) in net loss was caused by the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company's expenses have exceeded its revenues, resulting in an accumulated deficit of $5.06 million at December 31, 1996. Until June, 1996, the Company had financed its operations through the sale of its Common Stock in private placements; the issuance of certain debentures (the "1995 Debentures"); a shared bank line of credit with HDI; extended payment terms granted by HDI for products manufactured for the Company; and the issuance of notes in connection with the acquisition of products from
HDI. On June 21, 1996, the Company completed its initial public offering of 2,500,000 shares of Common Stock at a purchase price of $5.50 per share, for aggregate net proceeds of approximately $11,786,000 after deducting offering expenses.

Net cash used in operating activities for the year ended December 31, 1996 was $1,891,776 as compared to $337,916 for the year ended December 31, 1995. The net use of cash in operations during 1996 was due primarily to the Company's $1,570,578 net loss from operations. Accounts receivable, net, increased by $233,382 in 1996 from $438,120 to $671,503 and inventories increased by $157,442, from $469,265 to $626,707 due to increased operating volume and activity. Accounts payable and accrued expenses increased by $148,036 from $529,515 to $677,551 due to increased accruals for product liability and directors and officers liability insurance, legal and accounting fees, outside development and consulting expenses for the ALERT System and an accrual for clinical costs of the TADCATH catheter to be undertaken by InControl. This was offset by a decrease in accounts payable as the Company's improved cash position allowed it to make timely payments to vendors and other trade creditors. Amounts payable to a related party declined by $173,685 from $258,720 to $85,035 due to the Company's improved cash position which allowed it to make payments to the related party under normal supplier terms. Prepaid expenses and other current assets increased by $132,113 from $53,648 to $185,761. The increase was due to increases in prepaid insurance and deposits for several upcoming industry trade shows.

Capital expenditures, net of disposals, were $97,337 during the twelve months ended December 31, 1996 as compared to
$55,754 in 1995. The increase was due to purchases of office equipment, including computer equipment for the direct sales force, and normal capital expenditures at the ProCath manufacturing facility. In February, 1997, ProCath purchased approximately 7,500 square feet of manufacturing, administrative and warehouse space, including 2,500 square feet of space that was under lease by ProCath, for an aggregate purchase price of approximately $386,000, including certain transaction costs. The purchase will allow for the expansion of ProCath's manufacturing operations, provide for additional warehousing, shipping and quality assurance activities and relocation of ProCath's administrative offices. The lease on ProCath's remaining 2,500 square feet of space expires in November, 1997 and will not be renewed. As of the date of this Annual Report, the Company does not have any other material commitments for capital expenditures. However, the Company expects to purchase capital equipment and to expand its manufacturing and assembly capabilities as it continues to grow. The Company leases office and manufacturing space and certain office equipment under operating leases. The aggregate commitment for minimum rentals under these leases is approximately $78,000 for 1997.

In 1995, at a time when the Company was contemplating the establishment of a United Kingdom catheter manufacturing facility, the Company purchased a $100,000 note receivable payable by Falfab L.L.C., a United Kingdom angioplasty catheter manufacturer ("Falfab"), accruing interest at 8% and maturing on July 15, 1996. The fair market value of this note receivable approximated its book value as of December 31, 1995. The Company loaned an additional $7,500 to Falfab during the second quarter of 1996. Upon maturity, FalFab was unable to repay amounts loaned to it by the Company and was subsequently liquidated by its creditors. Accordingly, the Company wrote off the $107,500 note receivable in 1996.

Net cash provided by financing activities was $12,243,424 for the year ended December 31, 1996 and included approximately $11,786,000 of net proceeds of the Company's' initial public offering and $500,000 from the private sale of Common Stock in January, 1996, prior to the initial public offering. During 1996, the Company repaid the remaining $92,050 principal plus accrued interest due thereon on a note issued in connection with its November, 1993 acquisition of PCC. The Company borrowed and subsequently repaid a $50,000 short term note payable to HDI.

During June, 1996, the holders of $1,025,000 face amount of 1995 Debentures elected to exercise their warrants issued in connection with the 1995 Debentures ("1995 Warrants") to purchase 512,500 shares of Common Stock at $2.00 per share through the forgiveness of amounts due under the 1995 Debentures. On June 30, 1996, the Company repaid the remaining outstanding 1995 Debentures in the face amount of $112,500 in cash. Subsequent to the repayment, the holders of the remaining 1995 Warrants exercised their option to purchase 56,250 shares of Common Stock at $2.00 per share. Upon repayment of the 1995 Debentures, the Company recorded a write-off of $49,232, representing the unamortized value placed on the 1995 Warrants issued in connection with the 1995 Debentures.

In May, 1996, the Company entered into an Exclusive Rights Agreement with Spire, whereby the Company obtained the exclusive right to develop the clinical and commercial potential of Spire's proprietary ion beam deposition process for applying a thin metallic coating to the Company's electrophysiology catheters and accessories. During the term of the Rights Agreement, the Company is required to obtain all of its requirements for products treated with such a metallized coating form Spire. The Rights Agreement provides for payments of $25,000 per quarter commencing on July 1, 1996 to maintain exclusivity for an initial term of five years, with provision for two year renewal terms upon mutual agreement of the parties. The Rights Agreement may be terminated at any time by the Company upon 60 days' notice. The Company has undertaken several development projects for new or improved catheter products utilizing Spire's ion beam deposition process, including applications with the ALERT Catheter, electrophysiology catheters and ablation catheters. These projects are ongoing and will require additional funding by the Company.

During February, 1997, the Company licensed certain technologies from EchoCath in order to attempt to develop products which allow visualization of the heart's anatomy and visualization of catheters inside the heart through the use of ultrasound rather than by using fluoroscopy, or x-ray imaging. The license includes all rights to the EchoMark, EchoEye and ColorMark technologies for use in the field of electrophysiology. The license excludes use on permanently implantable defibrillators and pacemaker leads. EchoCath will also transfer its 510-K approval on the EchoMark electrophysiology catheter to the Company.

The agreement calls for the Company to make payments totaling $700,000, in four installments, as certain development milestones and initial sales are achieved on the EchoMark and EchoEye technologies. The EchoCath license provides for a royalty on net sales, including minimum royalties of $120,000 beginning in 1999 and increasing to $400,000 in 2005 and thereafter for the life of the applicable patents and continuations. The Company may elect not to make minimum royalty payments and, in such case, EchoCath has the option to make the license non-exclusive or cancel the license and return the $700,000 milestone payments. The Company also purchased 280,000 shares of newly-issued EchoCath 5.4% cumulative convertible preferred stock for $1.4 million in cash. The Company's $1.4 million investment is intended to fund development of the EchoEye technology. Upon successful completion of its development projects, the Company may introduce ultrasound technology into its electrophysiology catheter line although there can be no assurance that the Company will be successful in this effort.

The Company plans to finance its capital needs principally from existing capital resources, which the Company believes will be sufficient to fund its operations through 1997. Additional funding may not be available when needed or on terms acceptable to the Company, which would have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

BUSINESS CONSIDERATIONS

HISTORY OF LOSSES; FUTURE OF PROFITABILITY UNCERTAIN.
The Company commenced operations in 1993 and has incurred substantial operating losses in each year since inception. As of December 31, 1996, the Company's accumulated deficit was approximately $5.06 million. While the Company currently manufactures certain products and has generated revenues from product sales, the Company anticipates that losses could continue. The Company's ability to generate significant revenues or achieve profitable operations is dependent, in large part, on market acceptance of existing products, the effective manufacturing and delivery of its products, the successful development of new products, the ability to obtain regulatory approvals on a timely basis, the ability to manage domestic and international sales growth and the ability to compete successfully in the future. There can be no assurance that the Company will generate significant revenues or attain profitability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business - The ALERT System," "- Research and Development," "- Manufacturing" and "- Government Regulation."


DEPENDENCE ON THE ALERT SYSTEM.
Although the Company currently markets a broad range of products, it believes its potential for substantial long-term growth will depend on the success of the ALERT System, a new product the Company has developed to treat atrial fibrillation. The ALERT System has not been approved by the FDA and is not currently available for commercial sale in any market. Before the Company may begin marketing the ALERT System in the U.S., it must apply for and obtain a PMA based on, among other things, clinical data that demonstrates the safety and effectiveness of the device. Prior to undertaking any clinical trials in the U.S. to obtain such data, the Company must obtain FDA and Institutional Review Board approval of an application for an IDE. The Company has prepared a protocol for such clinical trials as part of an IDE application and has filed a Pre-IDE application with the FDA and, subject to FDA comments, expects to file the ALERT IDE application during the second quarter of 1997. There can be no assurance that the Company will be permitted to undertake such clinical trials, that, if conducted, such clinical trials will demonstrate the safety and effectiveness of the ALERT System, or that the Company will obtain PMA approval on a timely basis or at all. Further, if granted, FDA approval may include significant limitations on the indicated uses for which the product may be labeled or marketed. Assuming the ALERT System receives FDA approval, commercial success will depend on acceptance by physicians as a desirable treatment for atrial fibrillation. Such acceptance will depend on, among other things, substantial, favorable clinical experience, advantages over alternative treatments, including cost-effectiveness, and favorable reimbursement policies of third party payors such as insurance companies, Medicare and other governmental programs. There can be no assurance that the ALERT System will achieve such market acceptance. The Company's ability to sell the ALERT System at prices necessary to achieve profits and the profitability of the system will depend in part on the Company's ability to manufacture the system efficiently in commercial quantities. At this time, the Company has only manufactured the catheter component of the ALERT System in limited quantities and is in the final stages of development of the energy source component of the system. There can be no assurance that the Company will be able to develop the manufacturing processes and capabilities necessary to attain efficient manufacturing. The Company will also be dependent on sub-contractors for certain key components of the ALERT Companion. Failure to obtain FDA approval for, market acceptance of, efficient manufacturing processes and/or reliable sub-contractors for the ALERT System would have a material adverse effect on the Company's business, results of operations and financial condition. See "Business - The ALERT System," "-Marketing and Distribution," and "- Government Regulation."


DEPENDENCE ON EP WORKMATE.
In late 1995, the Company began commercial sales of the EP WorkMate, a computerized monitoring and analysis electrophysiology workstation. Although the Company sells a broad range of products, it believes its ability to increase revenues over the next several years will depend significantly on acceptance of the EP WorkMate by electrophysiologists. The EP WorkMate accounted for approximately 28% of the Company's net sales in the year ended December 31, 1996. The EP WorkMate has a list price of approximately $120,000 with an integrated EP-3 Clinical Stimulator and, as a result, each sale of an EP WorkMate can represent a relatively large percentage of the Company's net sales in a particular quarter. The EP WorkMate is a new product and there can be no assurance it will be accepted by the EP market or that sales will be substantial. Each sale of an EP WorkMate may take a relatively long time to complete due in part to the high selling price relative to other types of equipment and to the budgetary processes of hospitals to which the Company markets the EP WorkMate. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business - Existing Products."


GOVERNMENT REGULATION.
The Company's products and manufacturing activities are subject to extensive and rigorous government regulation, both in the U.S. and abroad. In the U.S., the development, testing, manufacture, labeling, marketing, promotion and sale of medical devices are regulated by the FDA under the FFDCA. The FFDCA and regulations thereunder require that, unless exempted by regulation, all products meeting the statutory definition of "device" receive FDA clearance of a 510(k) clearance or a PMA prior to marketing in the U.S. Obtaining FDA clearance or approval can take a number of years and may require substantial expenditures. The Company has made the determination that one of its products, the PaceBase System, is not a medical device and thus is not subject to FDA premarket clearance or other regulatory requirements. There can be no assurance that the FDA would agree with this determination. If the FDA were to disagree, it could take regulatory actions such as issuing a warning letter or requiring that the Company stop marketing the product until a 510(k) or PMA for the product is cleared or approved.

The  FFDCA provides that a new premarket notification  under
Section 510(k) is required to be filed with the FDA when, among other things, there is a major change or modification in the intended use of a legally marketed device, or a change or modification to a legally marketed device that could significantly affect its safety or effectiveness. Changes to manufacturing procedures could also necessitate the filing of a new 510(k) notification. A manufacturer is expected to make the initial determination as to whether a proposed change to a cleared device, its intended use or a manufacturing procedure is of a kind that would require the filing of a new 510(k) notification. The Company has made certain modifications to its cleared devices, and for these changes the Company made the determination that the changes were not major changes in intended use and did not significantly affect the safety or effectiveness of the devices, and, accordingly, that the original 510(k) clearances permitted the Company to market the devices in the U.S. There can be no assurance that the FDA will conclude that these changes did not necessitate one or more new 510(k) notifications. If the FDA were to disagree with one or more of the Company's determinations, the FDA could take regulatory actions such as issuance of a warning letter or requiring that the Company stop marketing the device or devices until one or more new 510(k) notifications are cleared.

Future changes to manufacturing procedures could necessitate the filing of a new 510(k) notification. Likewise, development of future products or product enhancements or changes may require additional 510(k) clearances, PMAs or other regulatory approvals. PMAs and other regulatory approvals generally involve more extensive pre-filing testing than a 510(k) clearance and a longer FDA review process. FDA regulatory processes are time-consuming and expensive, and there can be no assurance that product applications submitted by the Company will be cleared or approved on a timely basis or at all. Delays in the review process, failure to receive FDA clearance or approval, or rescission of a previously received FDA clearance or approval could have a material adverse effect on the Company's business, financial condition and results of operations.

The FDA also strictly regulates the development and testing of medical devices under the agency's IDE regulations. In order to conduct a clinical investigation involving human subjects for the purpose of demonstrating the safety and effectiveness of a device, a company must apply for and obtain IRB approval of the proposed investigation. In addition, in order to conduct such clinical investigations involving a "significant risk" device, such as the ALERT System or other new products under development, the company must also submit and obtain FDA approval of an IDE application. There can be no assurance that the Company will be able to obtain IRB or FDA approval to undertake clinical trials in the U.S. for the ALERT System or for other investigational devices, or, if such approvals are obtained, that the Company will be able to comply with the FDA's IDE and other regulations governing clinical investigations.

The Company's products must be manufactured in compliance with GMP regulations under the FFDCA, and the Company's manufacturing facilities, and those of its subcontractors are subject to FDA inspections to ensure compliance with GMP and other regulations. The FDA has broad discretion in enforcing the FFDCA and noncompliance by the Company or the Company's contract manufacturers could result in a variety of regulatory actions ranging from warning letters, product detentions, device alerts or field corrections to mandatory recalls, seizures, injunctive actions and civil or criminal penalties.

The FFDCA and regulations thereunder are amended from time to time, often imposing additional or more stringent requirements. For example, the FDA has proposed new GMP regulations that would require medical device manufacturers to comply with, among other new requirements, design controls. These and other new regulations may make compliance by the Company with the FFDCA and regulations thereunder more difficult in the future.

Many countries, especially Japan and several European countries, regulate the manufacture, marketing and use of medical devices in ways similar to the U.S. The Company intends to seek to market its products in some of those countries and intends to pursue product clearance, approval, or registration procedures in such countries. There can be no assurance that the Company will be able to obtain and maintain necessary approvals to market its products in those countries on a timely basis or at all.

In addition to the import requirements of foreign countries, a company must also comply with U.S. laws governing the export of FDA regulated products. While devices with FDA 510(k) clearance or an approved PMA generally may be exported without further FDA authorization, exportation of unapproved Class III devices requiring premarket approval has required prior FDA clearance. Although the recently enacted FDA Export Reform and Enhancement Act of 1996 has relaxed the exportation requirements for unapproved devices under certain circumstances, there can be no assurance that the Company will be able to satisfy FDA export requirements on a timely basis or at all. The Company has previously exported limited quantities of what it considered to be a custom device to a single physician pursuant to his written specifications. There can be no assurance that the FDA would agree with this determination. The Company believes, however, that this would not affect its ability to export products in the future. See "Business - Government Regulation."


NECESSITY OF PRODUCT DEVELOPMENT AND IMPROVEMENT.
The markets for medical devices in general and EP products in particular are characterized by rapid technological change. The Company's ability to compete in these markets will depend in part on its ability to develop new products, improvements to existing products and processes for cost-effective manufacturing on a timely basis. Many of the Company's development efforts will be based on new technologies or new applications of existing technologies, such as the ALERT System, ultrasound technology and Spire technology. As a result, research and development for any potential new product or product refinement may take longer and require greater expenditures than expected, and may ultimately prove unsuccessful. The commercial acceptance of any new product will depend on the medical community's acceptance of such product. There can be no assurance that the Company will be able to develop new products or to refine existing products that will be commercially accepted. See "Business - The ALERT System," "- Research and Development" and "-Manufacturing."


POTENTIAL FLUCTUATIONS IN OPERATING RESULTS.
Several factors may have a significant impact upon the Company's revenues, expenses and results of operations from quarter to quarter and year to year, including but not limited to a long sales cycle for the EP WorkMate, hospital budgetary processes, the timing of new product introductions by the Company or its competitors, development of other treatments for atrial fibrillation and other heart rhythm disorders, changes in government or third-party reimbursement policies, mix of products sold, foreign currency fluctuations to the extent the Company has developed significant international sales, the ability to obtain products to meet customer demand and increases or fluctuations in sales and marketing, administrative, manufacturing and research and development costs. Consequently, quarterly results of operations should be expected to fluctuate significantly. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


POTENTIAL LACK OF PROPRIETARY PROTECTION.
The Company's success and ability to compete will depend in part upon its ability to protect its proprietary technology and other intellectual property. The Company seeks patents on its important inventions and has acquired licenses to rights under selected patents of third parties as to technology it considers important to its business. As to the ALERT System, the Company has an exclusive license under two U.S. patents, an exclusive license under one patent application pending in the European Patent Office and has filed two patent applications in the United States on a method of manufacturing the ALERT Catheter. The Company has a semi-exclusive license under one issued U.S. patent as to certain technology to conduct temporary ventricular defibrillation. The Company has an Exclusive Rights Agreement with Spire to develop the clinical and commercial potential of a proprietary ion beam deposition process for applying a thin metallic coating to the Company's electrophysiology catheters and accessories. The Company licensed nine issued U.S. patents and four foreign filings from EchoCath as to the EchoMark, EchoEye and ColorMark technologies in an attempt to develop products which allow visualization of the heart's anatomy and visualization of catheters inside the heart through the use of ultrasound imaging. In addition, the Company has filed four patent applications in the U.S. for catheter technologies.

There can be no assurance that any of the Company's patent applications or applications as to which it has acquired licenses will issue as patents, or that if patents are issued on the Company's applications or on applications as to which the Company has acquired licenses, they will be of sufficient scope and strength to provide meaningful protection of the Company's technology or any commercial advantage to the Company, or that such patents will not be challenged, invalidated or circumvented in the future. Moreover, there can be no assurance that the Company's competitors, many of which have substantial resources and have made substantial investments in competing technologies, do not presently have or will not seek patents that will prevent, limit or interfere with the Company's ability to make, use or sell its products either in the U.S. or in other countries.

The Company intends to rely on a combination of patents, trade secrets, copyrights and trademarks to protect its intellectual property rights. No assurance can be given, however, that competitors will not independently develop substantially equivalent proprietary technology, or that the Company can meaningfully protect its rights in unpatented proprietary technology.

The Company has not received any notices alleging, and is not aware of, any infringement by the Company of any patents or intellectual property of others. However, there can be no assurance that current and potential competitors and other third parties have not filed or in the future will not file applications for patents, or have not received or in the future will not receive, patents or other proprietary rights relating to devices, apparatus, materials or processes used or proposed to be used by the Company.

The Company's software (which is an integrated component in its EP WorkMate and EP-3 Clinical Stimulator) is not
patented and existing copyright laws offer only limited practical protection. There can be no assurance that any legal protection which may be sought and precautions which may be taken by the Company will be adequate to prevent misappropriation of the Company's software and trade secrets.

The medical device industry is characterized by frequent litigation regarding patent and other intellectual property rights. While the Company does not believe it is infringing any patents or other intellectual property rights of others and has received no notice of infringement, it is possible that claims in the future may adversely affect the Company's ability to market certain products. Any such claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause shipment delays or require the Company to develop alternative technology or to enter into royalty or licensing agreements. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. There can be no assurance that, if required, necessary licenses would be available to the Company on satisfactory terms or at all, or that the Company could redesign its products or processes to avoid alleged infringement. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company's business, results of operations and financial condition. Conversely, costly and time-consuming litigation may be necessary to enforce the Company's rights under patents, to protect trade secrets or know-how owned by the Company or to determine the enforceability, scope and validity of the proprietary rights of others. See Business - Patents and Intellectual Property" and " - Competition."


SIGNIFICANT COMPETITION.
The medical device market, particularly in the area of electrophysiology products, is highly competitive. The Company competes with many companies, some of which have access to significantly greater financial, marketing and other resources than the Company. Further, the medical device market is characterized by rapid product development and technological change. The present or future products of the Company could be rendered obsolete or uneconomic by technological advances by one or more of the Company's present or future competitors or by other therapies. In particular, the ALERT System is a new technology that must compete with established treatments for atrial fibrillation as well as with new treatments currently under development by other companies. The Company's future success will depend upon its ability to remain competitive with other developers of such medical devices and therapies. See "Business - Competition."


LIMITATIONS ON THIRD PARTY REIMBURSEMENT.
The Company's products are generally purchased by physicians or hospitals. In the U.S., third-party payors are then billed for the healthcare services provided to patients using those products. These payors include Medicare, Medicaid and private insurers. Similar reimbursement arrangements exist in several European countries. Third-party payors may deny or limit reimbursement for the Company's existing products and future products such as the ALERT System. Third-party payors are increasingly challenging the prices charged for medical products and services and are putting pressure on medical equipment suppliers to reduce prices. Furthermore, substantial uncertainty exists as to third-party reimbursement for investigational and newly approved products. The U.S. Health Care Financing Authority has entered into an interagency agreement with the FDA pursuant to which the FDA places all IDEs it approves into one of two categories, "Category A" or "Category B." Category A devices are innovative devices that are believed to be in Class III (the class of medical devices subject to the most stringent FDA review) and are of a type as to which initial questions of safety and effectiveness have not been resolved and the FDA is unsure whether the device type can be safe and effective. They will not be eligible for Medicare reimbursement. Category B devices include Class III devices of a type as to which underlying questions of safety and effectiveness have been resolved or that is known to be capable of being safe and effective because other devices of that type have been approved. Category B devices will be eligible for Medicare reimbursement if the devices are furnished in accordance with the FDA-approved protocols governing clinical trials and all other Medicare coverage requirements are met. The Company believes the ALERT System is a Class III device. There can be no assurance that the ALERT System will be categorized as a Category B device and thus eligible for Medicare reimbursement during clinical trials. There can be no assurance that reimbursement will be or remain available for the Company's products, or for the ALERT System if it is approved for marketing in the U.S., or even if reimbursement is available, that payors' reimbursement policies will not adversely affect the Company's ability to sell its products on a profitable basis. Mounting concerns about rising healthcare costs may cause more restrictive coverage and reimbursement policies to be implemented in the future. Changes in government and private third-party payors' policies toward reimbursement for procedures employing the Company's products in the U.S. or other countries could have a material adverse effect on the Company's ability to market its products. See "Business - Third Party Reimbursement."


ABILITY TO MANAGE SALES GROWTH.
During 1996, the Company began to assemble a domestic direct sales and marketing force to sell and promote the Company's products in the U.S. market. Previously, the Company relied on third-party distributors for all sales efforts. There can be no assurance that the Company will be able to attract and retain qualified and capable individuals who can successfully promote the Company's products.

The Company is in the process of expanding its marketing internationally and will continue to rely on third-party distributors in foreign markets. During 1997, the Company formed a U.S. subsidiary, with a branch based in the United Kingdom, to improve distributor relationships and customer service in Europe. During 1996, the Company's distributor received approval from the Japanese Ministry of Health to sell electrophysiology equipment and catheters in the Japanese market and initiated sales through its Japanese distributor during the fourth quarter of 1996. The Company operates pursuant to written agreements with third party distributors which are terminable upon 60 days notice by distributors and, in certain instances, pursuant to oral arrangements with distributors. There can be no assurance that distributors will actively and effectively market the Company's products or that the Company will be able to replace any existing distributors on advantageous terms if any of its present relationships are terminated. Further, there can be no assurance that the Company will be able to make arrangements with new distributors to access new
international  markets.   See  "Business  -  Marketing   and
Distribution."


HEALTHCARE REFORM.
The healthcare industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and the operation of healthcare facilities. During the past several years, the healthcare industry has been subject to an increase in governmental regulation of, among other things, reimbursement rates and certain capital expenditures. Certain legislators have introduced legislation or have announced proposals to reform certain aspects of the U.S. healthcare system, including proposals that may increase governmental involvement in healthcare, lower reimbursement rates for both treatment and capital costs incurred by hospitals, or otherwise change the operating environment for the Company's customers.
Significant changes in healthcare systems may have a substantial impact on the manner in which the Company conducts its business and could have a material adverse effect on the Company's business, financial condition and ability to market the Company's products. Changes resulting from healthcare reform proposals or the enactment thereof may influence customer purchases and the amount of reimbursement available from governmental agencies and private third-party payors for diagnostic and therapeutic procedures conducted with the Company's products, or could impose limitations on prices that customers will be able to pay, or the Company may charge, for its products.


ABILITY TO MANAGE CORPORATE GROWTH.
The Company has acquired technology and related assets, introduced or commenced marketing several new products, begun assembling a domestic direct sales force and generally experienced significant growth in the number of its employees  and  operations.  This  growth  has  placed,  and continued  growth will place, a significant  strain  on  the
Company's management, operating and financial systems and resources. To compete effectively and manage any potential future growth in sales and manufacturing activities, the Company will be required to implement and improve operational, financial and management information systems, procedures and controls on a timely basis and to expand, train, motivate and manage its work force. There can be no assurance that the Company's personnel, systems, procedures and controls will be adequate to support any significant growth in the Company's business. Any failure to implement and improve operational, financial and management systems or to increase, train, motivate or manage employees could have a material adverse effect on the Company's business, results of operations and financial condition. See "Business - Manufacturing" and "- Employees."

DEPENDENCE ON KEY PERSONNEL; RECENT FORMATION OF MANAGEMENT TEAM; NEED TO RECRUIT ADDITIONAL KEY MANAGEMENT PERSONNEL. The Company is dependent upon a limited number of key management and technical personnel, particularly David A. Jenkins, C. Bryan Byrd and Joseph C. Griffin, III. The Company is actively recruiting additional management, sales and technical personnel. The Company's success will depend, in part, on its ability to attract and retain highly-
qualified personnel. There can be no assurance that the Company will be able to attract and retain such personnel. The Company competes for such personnel with other medical device companies, academic institutions and other organizations. The loss of any key personnel, the inability to hire or retain qualified personnel or the failure of such personnel to function effectively as a management group could have a material adverse effect on the Company's business, results of operations and financial condition. See "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act."


PRODUCT LIABILITY AND INSURANCE.
The manufacture and sale of the Company's products involves the risk of product liability claims. The Company's products are highly complex and some are, or will be, used in relatively new medical procedures and in situations where there is a potential risk of serious injury, adverse side effects or death. Misuse or reuse of catheters may increase the risk of product liability claims. The Company currently maintains product liability insurance with coverage limits of $5,000,000 per occurrence and $5,000,000 in the aggregate per year; however, there can be no assurance that this coverage will be adequate. Such insurance is expensive and may not be available in the future on acceptable terms if at all. A successful claim against or settlement by the Company in excess of its insurance coverage or the Company's inability to maintain insurance in the future could have a material adverse effect on the Company's business, results of operations and financial condition.


LIMITED MANUFACTURING EXPERIENCE; DEPENDENCE ON HI-TRONICS
DESIGNS, INC.
To date, the Company's manufacturing activities have been limited. The Company must manufacture, or contract for the manufacturing of, products in commercial quantities in compliance with regulatory requirements and at acceptable costs. The Company currently manufactures substantially all of its catheter products and intends to manufacture the ALERT Catheter. There can be no assurance that the Company will be able to manufacture catheters or other products with sufficient processes and in quantities necessary to achieve and sustain profitability. In addition, the Company is attempting to expand its catheter manufacturing facilities and hire and train additional personnel. The Company has no experience in large-scale manufacturing and there can be no assurance that the Company will be successful in manufacturing catheter products.

The Company relies on HDI for the manufacture of the EP WorkMate, EP-3 Clinical Stimulator and the TeleTrace III Receiver. Such manufacturing consists primarily of testing of components, final assembly and systems testing. Some components are manufactured by subcontractors to HDI in accordance with custom specifications. Any interruption in the supply from HDI or its subcontractors would have a material adverse effect on the Company's ability to deliver its products until acceptable arrangements can be made with a qualified alternative source of supply. There can be no assurance that the Company would be able to reach an acceptable arrangement with an alternative source of supply at acceptable prices and adequate quality levels on a timely basis. If the Company were unable to do so, such an interruption would have a material adverse effect on the Company's business, results of operations and financial condition. See "Business -- Manufacturing" and "Certain Relationships and Related Transactions."

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. Approximately 39% of the Company's revenues for 1996 were derived from sales of its products outside the U.S. As such, the Company is subject to fluctuations in currency exchange rates and other risks of foreign operations, including tariff regulations and export license requirements, unexpected changes in regulatory requirements, longer periods to collect accounts receivable, potentially inadequate protection of intellectual property rights, local taxes, restrictions on repatriation of earnings and economic and political instability. There can be no assurance that such factors will not have a material adverse effect on the Company's ability to maintain and expand profitable foreign sales and, consequently, on the Company's business, results of operations and financial condition.

POSSIBLE VOLATILITY OF STOCK PRICE.
The market for securities of early stage, small market capitalization companies has been highly volatile in recent years, often as a result of factors unrelated to a company's operations. The Company believes factors such as quarterly fluctuations in financial results, announcements of new developments relating to cardiac care diagnosis and treatment therapies and developments in third-party reimbursement policy and in the medical device industry could contribute to the volatility of the price of its Common Stock, causing it to fluctuate significantly. These factors, as well as general economic conditions, such as recessions or high interest rates, or other events unrelated to the Company or its products, may adversely affect the market price of the Common Stock. See "Market for Common Equity and Related Stockholder Matters."


TRANSACTIONS WITH AFFILIATES AND POTENTIAL CONFLICTS. Anthony Varrichio, a director of the Company, and William Winstrom, both of whom are shareholders of the Company, are officers, directors and shareholders of HDI. Medtronic, Inc. ("Medtronic") is a shareholder of the Company and HDI, and Lester Swenson, a director of the Company, is an officer of Medtronic. HDI has sold rights to various products to the Company, performs research and development services for the Company and currently manufactures substantially all of the Company's non-catheter products and has repurchased rights to the arrhythmia monitor product line from the Company. While the Company believes its arrangements with
HDI have been, and will continue to be, on terms no less favorable to the Company than it could obtain from third parties, there can be no assurance that all arrangements between the Company and HDI will be as favorable to the Company as they would be in the absence of its relationships with affiliates of HDI. See "Certain Relationships and Related Transactions."


CONCENTRATION OF  OWNERSHIP.
As of March 19, 1997, the Company's directors and executive officers and their affiliates beneficially owned an aggregate of approximately 22.7% of the Company's outstanding Common Stock, including unexercised vested stock options. As a result, these shareholders, acting together, will have significant influence over all matters requiring approval by the shareholders of the Company. This level of ownership could have an effect in delaying, deferring or preventing a change in control of the Company and may adversely affect the voting and other rights of other holders of Common Stock. See "Security Ownership of Certain Beneficial Owners and Management."

ITEM 7.  FINANCIAL STATEMENTS

The information in response to this item is set forth in the Consolidated Financial Statements beginning on page F-1 of this report on Form 10-KSB.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                          PART III

ITEM  9.   DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS   AND
CONTROL  PERSONS;  COMPLIANCE WITH SECTION  16  (A)  OF  THE
EXCHANGE ACT

The following table sets forth certain information regarding the directors, executive officers and certain key employees of the Company as of March 19 1997:

NAME                           AGE  POSITION

David A. Jenkins(3)             39  Chairman of the Board,
                                    President and Chief Executive
                                    Officer
James J. Caruso                 36  Chief Financial Officer,
                                    Treasurer and Secretary
C. Bryan Byrd                   37  Vice President of Engineering
Robert W. Evans                 53  Vice President of Sales and
                                    Marketing
Joseph C. Griffin, III          37  President,ProCath Corporation
David W. Mortara, Ph.D.(1)(2)   55  Director
Lester J. Swenson(2)            57  Director
Jon A. Tietbohl(1)(2)           38  Director
Anthony J. Varrichio(3)         50  Director


(1) Member of the Compensation Committee of the Board of Directors.
(2) Member of the Audit Committee of the Board of Directors.
(3) Member of the Plan Committee of the Board of Directors.

Mr. Jenkins has been Chairman of the Board of Directors of the Company since November, 1995. Prior thereto, Mr. Varrichio served as the Chairman of the Board from the Company's inception in January, 1993. Directors and officers of the Company are elected annually and hold offices until their successors are elected and qualified or until their earlier removal, death or resignation. Set forth below is a brief summary of the recent business experience and background of each director and executive officer of the Company.

David A. Jenkins is the co-founder and Chairman of the Board of Directors, President and Chief Executive Officer of the Company. Mr. Jenkins served as the President and a Director of the Company from 1993 to 1995. From 1988 to 1993, Mr. Jenkins served as the Chief Executive Officer and then Chairman of the Board of Directors of Arrhythmia Research Technology, Inc., a publicly held company involved in the sale and distribution of electrophysiology products. Prior to 1988, Mr. Jenkins served as the Chief Financial Officer of Hemex Scientific, Inc., a manufacturer of prosthetic heart valves.

James J. Caruso is the Chief Financial Officer, Treasurer and Secretary of the Company. Mr. Caruso served from 1989 to 1995 as Vice President and Chief Financial Officer of Micron Medical Products, Inc., a wholly-owned subsidiary of Arrhythmia Research Technology, Inc. and a manufacturer of components for ECG electrodes. Prior to joining Micron, Mr. Caruso was employed for five years in the audit department of Deloitte & Touche (formerly Touche Ross & Co.) and also by Ladenburg, Thalmann & Co., an investment banking firm. Mr. Caruso is a Certified Public Accountant.

C. Bryan Byrd is the Vice President of Engineering of the Company. Mr. Byrd joined the Company in April 1993 to oversee software development for new products. From 1989 to 1993, he co-founded and served as the Director of Engineering for BioPhysical Interface Corp. where he was responsible for developing automated computerized monitoring equipment for pacemaker and open heart operating rooms and follow-up clinics. Before that, he was a software engineer for Medtronic, Inc. ("Medtronic"), where he developed the ValveBase, PaceBase and TeleTrace software modules, and before that with Mt. Sinai Medical Center in Miami Beach, Florida. He has developed databases for all aspects of cardiac surgery.

Robert W. Evans has been the Vice President of Sales and Marketing of the Company since September, 1996. From 1992 to 1996, Mr. Evans served as Vice President of Sales and Marketing for Cordis Webster, Inc. which was recently purchased  by Johnson & Johnson.  While at Webster,  he  was responsible for setting up worldwide distribution of the Webster line of electrophysiology catheters, including building a direct sales force covering the entire U.S.
domestic market. During a career spanning twenty five years prior to 1992, Mr. Evans served as Vice President of Sales and Marketing of Telos Medical, a division of Smith Industries; Vice President of Sales and Marketing of
Interpore International; Vice President of Sales of Cardiovascular Devices, Inc.; Vice President, Domestic Sales of American Edwards Laboratories Division of American Hospital Supply Corporation and Sales Representative of The Upjohn Company.

Joseph C. Griffin, III has been the President of ProCath Corporation, the wholly-owned subsidiary of the Company, since its inception in 1993. Mr. Griffin founded Professional Catheter Corporation, the predecessor to ProCath Corporation, in 1990 and served as its President until the Company acquired its business in 1993. Before that, Mr. Griffin was Manager of Research and Development at Oscor Medical Corporation, a manufacturer of implantable pacing leads, and Director, Research and Development and Technical Services at Nova Medical Specialties, Inc., a division of B. Braun of America. Mr. Griffin has more than 17 years experience in the design, development, regulation and manufacture of cardiac catheters and has served as a member of the Health Industry Manufacturers Association Pacemaker Task Force and Electrode Catheter Task Force.

David W. Mortara, Ph.D. has served as a Director of the Company since November, 1995. Dr. Mortara founded and has served as the Chairman and Chief Executive Officer of Mortara Instruments, Inc. ("MII"), a privately-held manufacturer and supplier of electrocardiography equipment, since 1982. Prior to founding MII, Dr. Mortara was Vice President, Engineering at Marquette Electronics, Inc. He has authored numerous scientific publications on signal processing for electrocardiography and currently serves as co-chair of AAMI's ECG Standards Committee.

Lestor J. Swenson has served as a Director of the Company since November, 1995. Mr. Swenson has served as Vice President, Finance of Medtronic, a leading manufacturer and supplier of arrhythmia control products including pacemakers, implantable defibrillators and catheter ablation systems, since 1985. At Medtronic, Mr. Swenson previously held a variety of positions including Assistant Corporate Controller, European Controller and International Controller. He is currently a Director of Nguyen Electronics, Inc.

Jon A. Tietbohl has served as a Director of the Company since November, 1995. Since 1990, Mr. Tietbohl has served as Managing Director and co-head of Mergers and Acquisitions at Tucker Anthony Incorporated, a Boston-based investment banking firm. During his ten year tenure at Tucker Anthony, Mr. Tietbohl has represented both public and private companies in a range of corporate merger and acquisition transactions, along with related experience in acquisition finance.

Anthony J. Varrichio has served as a Director of the Company since inception and served as the Chairman of the Board and Treasurer of the Company from 1993 to 1995. Since 1987, Mr. Varrichio has served as the President and a director of HDI, an engineering consulting and medical device corporation. Prior to co-founding HDI, Mr. Varrichio served as Vice President of Electro-Biology, Inc., a manufacturer of electronic bone growth stimulator devices. Prior thereto, Mr. Varrichio worked in the Advanced Technology Laboratory division of Intermedics, Inc., where he served as Director of Engineering.


COMMITTEES OF THE BOARD OF DIRECTORS

AUDIT COMMITTEE.
The Company has an Audit Committee of the Board of Directors at least a majority of whom must be "independent directors" (as defined in the bylaws of the National Association of Securities Dealers, Inc.), to make recommendations concerning the engagement of independent public accountants, review with the independent public accountants the plans and results of the audit engagement, approve professional services provided by the independent public accountants, review the independence of the independent public accountants, consider the range of audit and non-audit fees and review the adequacy of the Company's internal accounting controls. Currently, Messrs. Mortara, Swenson and Tietbohl are members of the Audit Committee.


COMPENSATION COMMITTEE.
The Company has a Compensation Committee of the Board of Directors consisting of two or more disinterested, outside directors, who may not receive options under the 1995 Long Term Incentive Plan, to determine compensation for the Company's executive officers and to administer the 1995 Long Term Incentive Plan. Currently, Messrs. Mortara and Tietbohl are members of the Compensation Committee.


PLAN COMMITTEE.
The Company has a Plan Committee of the Board of Directors consisting of two or more directors to administer the Company's 1995 Director Option Plan, none of whom are eligible to participate in such Plan. Currently, Messrs. Jenkins and Varrichio are members of the Plan Committee.

COMPLIANCE WITH REPORTING REQUIREMENTS

Under the securities laws of the United States, the Company's directors, executive officers and any persons holding more than ten percent of the Company's Common Stock are required to report their ownership of the Company's Common Stock and any changes in that ownership to the Securities and Exchange Commission and the Nasdaq National Market Surveillance Department. Based solely on its review of the forms received by it from such persons for their 1996 transactions, the Company believes that all filing requirements applicable to such officers, directors and greater than ten percent beneficial holders were complied with in a timely manner.

ITEM 10.  EXECUTIVE COMPENSATION

The following summary compensation table sets forth certain information concerning compensation paid or accrued to the Chief Executive Officer of the Company (the "Named Executive Officer") for services rendered in all capacities for the years ended December 31, 1996, 1995 and 1994. No other executive officer of the Company was paid a salary and bonus aggregating greater than $100,000 during such time periods.

                 Summary Compensation Table

                             Annual Compensation      Long  Term
                                                     Compensation

                                                       Securities
Name and Principal              Salary     Bonus       Underlying
Position                Year      ($)        ($)         Options

David A. Jenkins       1996    $127,500      $250               0
Chairman,President     1995    $110,000    $5,250         166,000 (1)
Chief Executive        1994    $108,542       $ 0               0
Officer



STOCK OPTIONS
The   following   table   sets  forth  certain   information
concerning  grants of stock options to the  Named  Executive
Officer during the fiscal year ended December 31, 1996.

              Option Grants in Fiscal Year 1996

                                        Individual Grants

                                         Percent of
                                           Total
                          Number of       Options
                            Shares        Granted      Exercise
                          Underlying         to         Price      Expira
                           Options       Employees       per        tion
                           Granted       in Fiscal      Share       Date
                                            Year

David A. Jenkins              -              -            -          -
Chairman, President
and Chief Executive
Officer





1) On August 31, 1995, the Company granted Mr. Jenkins a non-qualified stock option to purchase 96,000 shares of Common Stock at an exercise price of $2.20 per share. Options to purchase 30,000 shares became exercisable on the grant date and options to purchase 1,000 shares become exercisable each month thereafter. The term of such option is five years. On November 29, 1995, the Company granted Mr. Jenkins an incentive stock option to purchase 70,000 shares of Common Stock pursuant to the Company's 1995 Long Term Incentive Plan at an exercise price of $2.20 per share. Options to purchase 45,000 shares became exercisable upon completion of the Company's initial public offering and options to purchase 25,000 shares become exercisable on the first anniversary of such date. The term of such option is ten years.

OPTION EXERCISES AND HOLDINGS
The following table provides certain information with respect to the Named Executive Officer concerning the exercise of stock options during the fiscal year ended December 31, 1996 and the value of unexercised stock options held as of December 31, 1996.

             AGGREGATED OPTION EXERCISES IN 1996
                 AND YEAR END OPTION VALUES

                                                Number of Shares             Value of
                    Shares                      Underlying                   Unexercised
                    Acquired      Value         Unexercised                  In the Money
                    on Exercise   Realized      Options at                   Options at
                    (#)           ($)           December 31, 1996            December 31,
                                                                             1996 ($)(1)
Name                                            Exercisable   Unexercisable  Exercisable     Unexercisable
David A. Jenkins       -            -              90,000         76,000     $218,250        $184,300
Chairman, President
and Chief Executive
Officer

COMPENSATION PLANS AND OTHER ARRANGEMENTS

1995 Long Term Incentive Plan
The Company's 1995 Long Term Incentive Plan (the "1995 Incentive Plan") was adopted by the Board of Directors and shareholders in November, 1995. A total of 400,000 shares of Common Stock are available for issuance under the 1995 Incentive Plan and options to purchase 361,500 shares were outstanding as of December 31, 1996. The 1995 Incentive Plan provides for grants of "incentive" and "non-qualified" stock options to employees of the Company. The 1995 Incentive Plan is administered by the Compensation Committee, which determines the optionees and the terms of the options granted, including the exercise price, number of shares subject to the options and the exercisability thereof. The 1995 Incentive Plan will terminate on November 30, 2005, unless earlier terminated by the Board of Directors.

The exercise price of incentive stock options granted under the 1995 Incentive Plan must be equal to at least the fair market value of the Common Stock on the date of grant, and the term of such options may not exceed ten years. With respect to any optionee who owns stock representing more than 10% of the voting power of all classes of the Company's outstanding capital stock, the exercise price of any incentive stock option must be equal to at least 110% of the fair market value of the Common Stock on the date of grant, and the term of the option may not exceed five years. The aggregate fair market value of Common Stock (determined as of the date of the option grant) for which an incentive stock option may for the first time become exercisable in any calendar year may not exceed $100,000.


(1) Amounts calculated by subtracting the exercise price of the options from the market value of the underlying Common Stock using the closing sale price on the Nasdaq National Market of $4.625 per share on December 31, 1996.
1995 Director Option Plan
The Company's 1995 Director Option Plan was adopted by the Board of Directors and the shareholders in November, 1995. A total of 360,000 shares of Common Stock of the Company are available for issuance under the 1995 Director Option Plan and options to purchase 288,000 shares were outstanding as of December 31, 1996. The 1995 Director Option Plan
provides for grants of "director options" to eligible directors of the Company and for grants of "advisor options" to eligible members of the Scientific Advisory Board. Director options and advisor options become exercisable at the rate of 1,000 shares per month, commencing with the first month following the date of grant for so long as the optionee remains a director or advisor, as the case may be. The 1995 Director Option Plan is administered by the Plan Committee of the Company, which determines the optionees and the terms of the options granted, including the exercise price and the number of shares subject to the options. The 1995 Director Option Plan will terminate on November 30, 2005, unless earlier terminated by the Board of Directors.

COMPENSATION OF DIRECTORS
During 1996, no directors of the Company received cash or other compensation for services on the Board of Directors or any committee thereof. The directors were reimbursed for their reasonable travel expenses incurred in performance of their duties as directors.

COMPENSATION OF SCIENTIFIC ADVISORY BOARD MEMBERS
During 1996, no members of the Scientific Advisory Board received cash or other compensation for services to the Company. During 1995, each member received options to purchase 36,000 shares of the Company's Common Stock under the 1995 Director Option Plan, which vest at the rate of 1,000 shares per month. Scientific Advisory Board members are reimbursed for their reasonable expenses incurred in the performance of their duties as Scientific Advisory Board members.

EMPLOYMENT AGREEMENTS
On March 1, 1993, the Company entered into an Employment Agreement with David A. Jenkins as President for an initial term of three years. The agreement provides for base compensation of $105,000 for the first year and bonuses and other additional compensation as may be determined by the
Board of Directors in its sole discretion. On August 31, 1995, the Company entered into an Employment Agreement Addendum with Mr. Jenkins which extended the term of employment through March 1, 1999. The addendum provides for an increase in base compensation to $145,000 beginning upon the consummation of an initial public offering of the securities of the Company, plus five percent of the Company's consolidated income before taxes. Mr. Jenkins' Employment Agreement may be terminated at any time for cause. It contains a non-competition provision extending for two years after termination of employment for cause and, in the Company's discretion, one year after termination of employment for any other reason, provided that if Mr. Jenkins is terminated without cause, the Company is obligated to continue to pay him compensation during such discretionary period.

ITEM  11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS
AND MANAGEMENT
The following table sets forth certain information regarding beneficial ownership of Common Stock of the Company as of March 19, 1997 by (i) each of the Company's directors, (ii) the Named Executive Officer, (iii) all directors and executive officers as a group and (iv) each person known to the Company to beneficially own more than five percent of the Company's Common Stock. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

      Name and Address            Number of       Percentage of
    of Beneficial Owner             Shares            Class
                                 Beneficially      Beneficially
                                    Owned           Owned (1)
David A. Jenkins (2)              905,000           11.8%
c/o EP MedSystems, Inc.
58 Route 46 West
Budd Lake, NJ 07828

Medtronic, Inc.                   548,000            7.2%
7000 Central Avenue NE
Minneapolis, MN 55432

Anthony J. Varrichio (3)          521,000            6.8%
1 Hemlock Lane
Flanders, NJ 07836

Edwin K. Hunter (4)               504,500            6.6%
1807 Lake Street
Lake Charles, LA 70602

Oppenheimer Funds, Inc.           500,000            6.6%
Two World Trade Center
New York, NY 10048

AWM Investment Co., Inc.          436,500            5.7%
153 East 53 Street
New York, NY 10022

David W. Mortara, Ph.D(5)          69,000               *
7865 North 86th Street
Milwaukee, WI 53224

Jon A. Tietbohl (5)                44,000               *
Third Floor
200 Liberty Street
New York, NY 10281

Lester J. Swenson (5)              19,000               *
7000 Central Avenue NE
Minneapolis, MN 55432

All executive officers and
 directors as a group
 (nine persons)                 1,788,367           22.7%


* Represents beneficial ownership of less than one percent of the Common Stock.

(1) Applicable percentage ownership as of March 19 1997 is based upon 7,599,917 shares of Common Stock outstanding together with the applicable options for such stockholder. Beneficial ownership is determined in accordance with Rule 13d-3(d) of the Securities Exchange Act of 1934, as amended. Under Rule 13d-3(d), shares issuable within 60 days upon exercise of outstanding options, warrants, rights or conversion privileges ("Purchase Rights") are deemed outstanding for the purpose of calculating the number and percentage owned by the holder of such Purchase Rights, but not deemed outstanding for the purpose of calculating the percentage owned by any other person. "Beneficial ownership" under Rule 13d-3 includes all shares over which a person has sole or shared dispositive or voting power.

(2) Includes 95,000 shares issuable upon exercise of options. Also includes 160,000 shares held by Mr. Jenkins as trustee for the Dalin Class Trust. Excludes 45,000 shares held by Mr. Jenkins' wife, and 20,000 shares held by Mr. Jenkins' wife as custodian for his children.

(3) Includes   50,000  shares  issuable  upon  exercise   of
    options.

(4) Includes 140,000 shares held by a trust of which Mr. Hunter is the trustee, 150,000 shares held by a private foundation over whose assets Mr. Hunter has voting and investment power and 12,500 shares held by two trusts of which Mr. Hunter is the trustee.

(5) Includes 19,000 shares issuable upon exercise of options.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

HI-TRONICS DESIGNS, INC. -- GENERAL
HDI was one of the Company's two founding shareholders. HDI's shareholders are Anthony J. Varrichio, William Winstrom and Medtronic, Inc. ("Medtronic"). Mr. Varrichio is the President, a director and the largest shareholder of HDI, and Mr. Winstrom is an officer and director of HDI.

Mr. Varrichio has been a director of the Company since the Company's inception and was Chairman of the Board of Directors and Treasurer of the Company until November, 1995. Mr. Winstrom was a director of the Company until November, 1995. Lester Swenson, an officer of Medtronic, has been a director of the Company since November, 1995. Mr. Varrichio, Mr. Winstrom and Medtronic acquired shares of the Company's Common Stock from HDI. As of March 19, 1997, Mr. Varrichio owned beneficially 6.8% of the Company's Common Stock, Mr. Winstrom owned beneficially 4.9% and Medtronic owned 7.2%

The Company acquired the rights to its first product, the EP-2 Clinical Stimulator, from HDI in 1993 and has acquired rights to certain other products and technology since then. HDI has provided and continues to provide research and
development   services   as   to   selected   projects   and
manufactures  the EP WorkMate, the EP-3 Clinical  Stimulator
and   the  TeleTrace III Receiver for the Company.   In  its
early stages, the Company subleased office space from HDI, had a joint bank line of credit agreement with HDI and used certain of HDI's other resources. During May, 1996, the
Company  borrowed  $50,000 from HDI.   The  promissory  note
accrued  interest at 9.25% per annum and was repaid on  June
30, 1996.

The Company believes that each of the following transactions with HDI was entered into on terms and at prices no less favorable than the Company could have received from an unaffiliated party.

EP-2 AND EP-3 CLINICAL STIMULATORS
In March 1993, the Company acquired from HDI all of its rights to the EP-2 for $360,000 in cash and guaranteed royalty payments aggregating $450,000 due on or before March 3, 1995, based on a royalty rate of $2,250 per sale of the EP-2 or EP-3 (which was in development by HDI at the time of the acquisition).

As of May 1, 1993, the Company entered into a Supply Agreement with Medtronic, whereby it engaged Medtronic as its exclusive distributor of the EP-2 within the U.S. for a one year period, and Medtronic agreed to purchase at least 50 EP-2s for distribution. Medtronic purchased an aggregate of $31,868 and $150,159 of products from the Company, including EP-2s and EP-3s, during the twelve month periods ended December 31, 1996 and 1995, respectively. In addition, the Supply Agreement granted Medtronic a right to negotiate for acquisition of the exclusive right to purchase and distribute the EP-3 for a period of 60 days upon its completion of development, and an option terminating two years after expiration of the Supply Agreement to distribute the EP-3 on a non-exclusive basis on the same terms and conditions as offered to any third party. Medtronic did not exercise any of its rights under the Supply Agreement with respect to the EP-3 and the Supply Agreement expired on May 1, 1995. The Company and HDI terminated the Company's obligation to make royalty payments to HDI with respect to the EP-2 and EP-3 (collectively, the "EP Stimulators") in August, 1994 in exchange for 66,000 shares of the Company's Common Stock issued to HDI and the assumption by the Company of HDI's promissory note payable to Medtronic in the amount of $270,000 (the "Medtronic Note"). As of such date, the Company had made aggregate royalty payments to HDI of
$114,750 as to EP Stimulators, and was obligated to pay additional royalties of $335,250, as well as $67,500 of other debt due HDI. HDI subsequently acquired the Medtronic Note from Medtronic and, in July, 1995, the Company satisfied the Medtronic Note in full by paying to HDI cash of $70,000 and issuing $200,000 aggregate principal amount of 1995 Debentures, with attached warrants covering the right to purchase 100,000 shares of Common Stock at an exercise price of $2.00 per share.

The Company entered into a manufacturing agreement with HDI (the "Stimulator Manufacturing Agreement") during May, 1993, pursuant to which HDI was engaged as the exclusive manufacturer of the EP Stimulators. The Stimulator Manufacturing Agreement provided for the purchase by the Company of at least 200 EP Stimulators prior to March 31, 1996. The Company purchased products from HDI aggregating $392,000 and $424,000 during the twelve months ended December 31, 1996 and 1995, respectively, including amounts under the Stimulator Manufacturing Agreement.

The Company entered into a Master Manufacturing Agreement with HDI during April 1996 (the "Master Manufacturing Agreement") which provides that HDI will manufacture the EP WorkMate, the EP-3, the TeleTrace III Receiver, and all subsequent versions of such products for the Company on an exclusive basis in accordance with GMP regulations and all other applicable laws and regulations. The Master Manufacturing Agreement has a term of five years commencing on March 31, 1996 and, unless terminated by either party upon at least 90 days written notice, will automatically renew for successive terms of one year. The Master Manufacturing Agreement also contains a one year warranty by HDI as to materials, workmanship and conformance to written specifications. HDI also agrees to indemnify the Company for damages resulting from HDI's breach or failure to comply with any term of the Master Manufacturing Agreement, agrees to keep all proprietary information of the Company relating to products manufactured for the Company confidential and agrees to maintain certain product liability insurance to which the Company is named as an additional insured. The Master Manufacturing Agreement also provides for the waiver by HDI of any remaining minimum order requirements under the Stimulator Manufacturing Agreement.

TELETRACE RECEIVER AND MEMORYTRACE MONITORS
In July, 1994, the Company entered into an agreement with HDI (the "Monitor Acquisition Agreement"), pursuant to which the Company acquired all of HDI's rights to (i) the 4221, 4222 and 4222 ATM arrhythmia monitors, including manufacturing drawings and regulatory approvals (ii) the
TeleTrace III Receiver, (iii) a newly designed 4400 ATM arrhythmia monitor, including manufacturing drawings and regulatory approvals and (iv) the ValveBase software program, in consideration of 50,000 shares of Common Stock as of such date and 50,000 shares of Common Stock upon submission to the FDA of a newly designed arrhythmia monitor. HDI agreed to manufacture the arrhythmia monitors and any new generation of the TeleTrace Receiver for the Company at a price that provides HDI no greater than a 30% gross margin. In addition, HDI and Messrs. Varrichio and Winstrom agreed not to design or manufacture arrhythmia monitors for any other party for the greater of three years or so long as the Company uses HDI to manufacture its arrhythmia monitors, with certain exceptions. In February, 1996, the Company agreed to grant HDI certain additional exceptions in exchange for HDI's agreement to pay the Company 10% of the gross revenues received by HDI under the excepted manufacturing arrangements.

In January, 1995, the Company entered into an agreement with HDI pursuant to which HDI agreed to continue to develop the TeleTrace III-S Receiver, in exchange for $30,000 in cash and 10,000 shares of Common Stock of the Company. In
September, 1995, the parties agreed to amend the consideration to be paid to HDI to 19,000 shares of Common Stock of the Company issued immediately and a cash payment of $30,000 upon completion of development, including all documentation necessary for filing a 510(k) submission with the FDA. The parties subsequently entered into a written amendment memorializing this agreement. Development of the TeleTrace III-S Receiver is ongoing.

The Company has determined that continued sale and service of arrhythmia monitors does not represent a good strategic fit with the Company's existing products and planned product line, including the ALERT System, due, in part, to the fact that the potential customers for arrhythmia monitors are different than those purchasing electrophysiology equipment and catheters. The Company also determined that the gross margins generated by arrhythmia monitors were not sufficient to justify the expense and efforts by its direct sales force to generate sales of such product. Therefore, the Company plans to discontinue sale of the MemoryTrace line of arrhythmia monitors. Sales of arrhythmia monitors were approximately $12,000 and $198,000 in the years ended December 31, 1996 and 1995, respectively. The Company has recently agreed to sell its rights, title and interest in
(i)  the  4221,  4222  and  4222  ATM  arrhythmia  monitors, including manufacturing drawings and regulatory approvals and (ii) the 4400 ATM arrhythmia monitor, currently under development by HDI, to HDI in return for 60,000 shares of common stock in Neomedics, Inc. ("Neomedics"), a newly created company involved in the design and manufacture of implantable medical devices. Neomedics is an affiliate of HDI. In addition, HDI and Messrs. Varrichio and Winstrom were released from their agreement not to design or manufacture arrhythmia monitors for parties other than the Company.

EP WORKMATE
The  Company  uses HDI to manufacture and  assemble  the  EP
WorkMate. The Company paid $209,185 and $54,570 to HDI for such manufacturing and assembly during the years ended
December 31, 1996 and 1995, respectively.

OTHER SECURITIES TRANSACTIONS
In September, 1995, the Company issued units comprised of 1995 Debentures and 1995 Warrants in the amount of $200,000 to Medtronic and $200,000 to HDI in consideration for HDI's forgiveness of $400,000 of accounts payable due HDI from the Company for products and services provided to the Company by HDI. With respect to such issuance to Medtronic, HDI forgave $200,000 of such accounts payable by the Company in lieu of reimbursing Medtronic for $200,000 of prepaid research and development payments made by Medtronic to HDI. During 1996, the holders of the 1995 Debentures elected to exercise their 1995 Warrants through the forgiveness of amounts due under the 1995 Debentures.

In December, 1995, the Company entered into an agreement with an investor, pursuant to which the Company agreed to provide certain registration rights to such investor in connection with his agreement to purchase 100,000 shares of the Company's Common Stock from the Company and to purchase 100,000 shares of Common Stock from Messrs. Varrichio and Winstrom. The Company subsequently entered into a subscription agreement with such investor pursuant to which the investor purchased 100,000 shares of Common Stock at $3.00 per share from the Company. At the same time, the Company entered into an Investment Agreement with such investor and Messrs. Varrichio and Winstrom, pursuant to which Messrs. Varrichio and Winstrom sold 100,000 shares of the Company's Common Stock to such investor at $2.00 per share, and agreed to enter into a "lockup" agreement with the Company's underwriter in any future public offering. Pursuant to the lock-up provisions of such Investment Agreement, Messrs. Varrichio and Winstrom agreed not to sell or otherwise dispose of any of their shares of Common Stock for a period of one year following the initial public offering of shares of Common Stock of the Company.

ACQUISITION OF NOTE RECEIVABLE
In September, 1995, at a time when the Company was considering establishing a catheter manufacturing facility based in the United Kingdom, the Company acquired a note receivable in the amount of $100,000 from FalFab. Edwin K. Hunter, who beneficially owned 504,500 shares of Common Stock of the Company as of March 19, 1997, was also a principal shareholder of FalFab. The note receivable accrued interest at 8% per annum and was due and payable on July 15, 1996. The Company loaned an additional $7,500 to Falfab during the second quarter of 1996. Upon maturity of the note receivable, Falfab was unable to repay amounts due the Company and was liquidated by its creditors. Accordingly, the Company reflected a write-off of the $107,500 note receivable in 1996.

ITEM 13.  FINANCIAL STATEMENTS, EXHIBITS AND REPORTS ON FORM
8-K

(a)  Documents filed as a part of this Form 10-KSB:

     (1) Financial Statements The following Consolidated Financial Statements of EP MedSystems, Inc. and report of independent public accountants relating thereto are filed with this report on Form 10-K:

               Consolidated  Balance Sheets as  of  December
               31, 1996 and 1995

               Consolidated Statement of Operations for the years ended December 31, 1996, 1995 and 1994

               Consolidated   Statements   of   Changes   in
               Stockholders'  Equity  for  the  years  ended
               December 31, 1996, 1995 and 1994

               Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

               Notes to Consolidated Financial Statements

     (3)  Exhibits

               3.1   Amended  and  Restated  Certificate  of
               Incorporation (1)

               3.2  Bylaws, as amended (1)

               10.1  Agreement of Lease dated November, 1995
               between EP     Medical, Inc. and Yeh  Bin  Wu
               an Jean Wu, as landlords (1)

               10.6  Employment Agreement dated as of  March
               1,  1993   between EP Medical, Inc. and David
               A. Jenkins, as      amended (1)

               10.7   Employment  Agreement  dated   as   of
               November  6,  1993    between EP  Acquisition
               Corp. and Joseph C. Griffin, III (1)

               10.8 1995 Director Option Plan (1)

               10.9 1995 Long Term Incentive Plan (1)

               10.10      License  Agreement  dated  as   of
               November,  1,  1995 between      EP  Medical,
               Inc. and Dr. Eckhard Alt, as amended  (1)

               10.11      Consulting Agreement dated  as  of
               February 1, 1996    between EP Medical,  Inc.
               and Raman Mitra  (1)

               10.12      License  Agreement  dated  as   of
               November,  1,  1995 between      EP  Medical,
               Inc. and Sanjeev Saksena (1)

               10.13     Consultant Agreement dated February
               26,  1996  between     EP Medical,  Inc.  and
               Regulatory Strategies, Inc. (1)

               10.14      Investment Agreement  dated  April
               22, 1994 among EP Medical, Inc., David Jenkins, Anthony Varrichio, William Winstrom and American Medical Electronics, Inc. (1)

               10.15      Letter  Agreement dated  December,
               15,  1995  between EP      Medical, Inc.  and
               Rudiger Dahle  (1)

               10.16      Investment Agreement dated January
               16,  1996  among EP   Medical, Inc.,  Rudiger
               Dahle,   Anthony   Varrichio   and    William
               Winstrom (1)

               10.20 Letter Agreement dated January 23, 1995 between EP Medical, Inc. and Hi-Tronics Designs, Inc. relating to development of TeleTrace IV Receiver, as amended (1)

               10.22       Master  Manufacturing   Agreement
               dated   April   16,   1996       between   EP
               MedSystems, Inc. and Hi-Tronics Designs, Inc.
               (1)

               10.25      Exclusive  Rights Agreement  dated
               May  26, 1996 between     EP MedSystems, Inc.
               and Spire Corporation (1)

               10.26      Letter Agreement dated  April  12,
               1996 between EP     MedSystems, Inc. and  Hi-
               Tronics  Designs,  Inc.  relating   to    the
               TeleTrace IV Receiver (1)

               10.27      Consulting Agreement dated  as  of
               May  24, 1996 between     EP MedSystems, Inc.
               and Elliott Young and Associates, Inc., as amended and restated (1)

               10.28     Stock Option Agreement dated August
               31,  1995 between    EP MedSystems, Inc.  and
               Tracey E. Young, as amended   (1)

               10.29     Registration Rights Agreement dated
               as  of  May  24, 1996  between EP MedSystems,
               Inc. and Tracey E. Young (1)

               10.30      Exclusive License Agreement  dated
               February  27,  1997   between EP  MedSystems,
               Inc. and EchoCath, Inc.

               10.31        Subscription   Agreement   dated
               February  27,  1997   between EchoCath,  Inc.
               and EP MedSystems, Inc.

               11.1      Statement regarding Calculation  of
               Shares  Used in      Computing Net  Loss  per
               Share

               21.1      List of Subsidiaries

               27   Financial Data Schedule (2)



               (1) Incorporated by reference to the exhibit of the same number previously filed with the Commission in connection with the Company's Registration Statement on Form SB-2 and Pre-Effective Amendments No. 1 and 2 thereto.

               (2)  EDGAR Filing only.

(b)  Reports on Form 8-K

           No reports on Form 8-K were filed by the Company during 1996.

             EP MEDSYSTEMS, INC. AND SUBSIDIARY
         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

1.  FINANCIAL STATEMENTS                             Page

Report of Independent Public Accountants               F-2

Consolidated Balance Sheets as of December 31,
1996 and 1995                                          F-3

Consolidated Statements of Operations for the
years ended December 31, 1996, 1995 and 1994           F-4

Consolidated Statements of Changes in
Shareholders' Equity (Deficit) for the years
ended December 31, 1996, 1995 and 1994                 F-5

Consolidated Statements of Cash Flows for the
years ended December 31, 1996, 1995 and 1994           F-6

Notes to Consolidated Financial Statements             F-7















                             F-1


          REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To EP MedSystems, Inc.:

We have audited the accompanying consolidated balance sheets of EP MedSystems, Inc. (a New Jersey corporation) and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EP MedSystems, Inc. and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




                                        ARTHUR ANDERSEN LLP
New York, New York
March 10, 1997



                             F-2
             EP MEDSYSTEMS, INC. AND SUBSIDIARY
                 CONSOLIDATED BALANCE SHEETS
                                                      December 31,
                   ASSETS                          1996          1995
Current assets:
   Cash and cash equivalents                  $  5,491,857  $     34,588
   Short-term investments                        1,794,553        --
   Accounts receivable, net of allowance for
doubtful accounts of $82,709 and $89,100,          671,503       438,120
respectively
   Inventories                                     626,707       469,265
   Notes receivable, net                            -            150,000
   Prepaid expenses and other current assets       185,761        53,648
          Total current assets                   8,770,381     1,145,621
Long-term investments                            3,001,222        --
Property and equipment, net                        181,385       148,954
Intangible assets, net                             615,861       722,448
Other assets                                        31,000        26,837
          Total assets                        $ 12,599,849  $  2,043,860

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Current portion of notes payable           $     --      $     17,200
   Accounts payable                                238,764       281,118
   Payables due to related party                    85,035       258,720
   Accrued expenses                                438,787       248,397
   Deferred revenue                                 42,938       145,875
   Customer deposits                               103,999        91,502
          Total current liabilities                909,523     1,042,812
Long-term debt                                      --         1,180,318
          Total liabilities                        909,523     2,223,130
Commitments and contingencies
Shareholders' equity (deficit):
  Preferred Stock, no par value, 5,000,000
  shares authorized, no shares issued and           --            --
  outstanding
  Common stock,$.001 stated value, 5,000,000
  shares authorized, 7,599,917 and 4,352,000
  shares issued and outstanding                      7,600         4,352
  Additional paid-in capital                    16,743,014     3,306,088
  Accumulated deficit                           (5,060,288    (3,489,710
                                                         )             )
Total shareholders' equity (deficit)            11,690,326     (179,270)
Total liabilities and shareholders' equity    $ 12,599,849  $  2,043,860

    The accompanying notes are an integral part of these
                         statements.
                             F-3
             EP MEDSYSTEMS, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF OPERATIONS


                                         For the years ended December 31,
                                           1996           1995           1994

Product sales                         $   2,065,959  $   2,001,137  $   1,512,076
Revenue from catheter development           250,000        --             --
          Total revenues                  2,315,959      2,001,137      1,512,076

Operating costs and expenses:
 Cost of products sold                    1,161,948      1,257,468        913,457
 Sales and marketing expenses               764,765        477,209        262,770
 General and administrative expenses      1,068,964        757,635        648,135
 Depreciation and amortization              171,493        170,271        383,532
 Research and development expenses          856,191        320,311        129,855
 Acquired research and development          --             450,000        500,000
 Write-off of intangible and other
assets                                      107,500        --             215,216
          Loss from operations          (1,814,902)    (1,431,757)    (1,540,889)

Interest expense                           (44,779)       (50,893)       (55,961)
Interest income                             338,335        --             --
Write-off of unamortized discount
  on Debentures                            (49,232)        --             --
          Net loss                    $ (1,570,578)  $ (1,482,650)  $ (1,596,850)

Net loss per share                    $       (.23)  $       (.26)  $       (.29)

Weighted average shares outstanding       6,762,019      5,789,654      5,480,262

Supplementary net loss per  share     $       (.22)  $       (.25)

The accompanying notes are an integral part of these statements

                             F-4
             EP MEDSYSTEMS, INC. AND SUBSIDIARY
 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                          (DEFICIT)
    For the Years Ended December 31, 1996, 1995 and 1994

                                                    Additional
                               Common Stock          Paid-in       Accumulated
                             Shares      Amount      Capital         Deficit
Balance, January 1, 1994    3,487,500   $ 3,488    $  1,199,100    $ (410,210)     $   792,378
Issuance of common stock      367,500       367         663,033        --              663,400
Issuance of common stock
 for acquisition of
 technology from Bio-
 Physical Interface Corp.      37,500        38          49,962        --               50,000
Issuance of common stock
 for acquisition of
 technology from Electro-
 Physiology Systems, Inc.     200,000       200         399,800        --              400,000
Issuance of common stock
 for acquisition of
 intangible assets
 from HDI                      50,000        50          99,950        --              100,000
Issuance of common stock
 in payment of debt            66,000        66         132,684        --              132,750
Issuance of common stock
  for the conveyance
  of assets for steerable
  catheter technology          50,000        50          99,950        --              100,000
Net loss                       --          --           --         (1,596,850)     (1,596,850)
Balance,December 31, 1994   4,258,500  $  4,259  $    2,644,479  $ (2,007,060)  $      641,678
Issuance of common stock
  to HDI for research and
  development expenses         69,000        69         137,931        --              138,000
Issuance of common stock
  for consulting services      14,500        14          28,986        --               29,000
Value of debenture
 warrants issued               --          --            54,702        --               54,702
Stock options issued in
  connection with ALERT
  licensing agreement          --          --           420,000        --              420,000
Issuance of common stock
  for licensing agreement
  of Saksena patent            10,000        10          19,990        --               20,000
Net loss                       --          --           --         (1,482,650)     (1,482,650)
Balance, December 31,1995   4,352,000  $  4,352  $    3,306,088  $ (3,489,710)  $    (179,270)
Issuance of common stock      166,667       167         499,833        --              500,000
Issuance of common stock
  upon exercise of
  stock options                12,500        12          16,654        --               16,666
Issuance of common stock
  upon initial public
  offering                  2,500,000     2,500      11,783,508        --           11,786,008
Issuance of common stock
  upon exercise of
  1995 Warrants               568,750       569       1,136,931        --            1,137,500
Net loss                           --        --              --    (1,570,578)     (1,570,578)
Balance,December 31, 1996   7,599,917  $  7,600  $   16,743,014  $ (5,060,288)  $   11,690,326

    The accompanying notes are an integral part of these
                         statements.

                             F-5

             EP MEDSYSTEMS, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31,

                                                        1996           1995           1994

Cash flows from operating activities:
 Net loss                                         $  (1,570,578)  $ (1,482,650)  $ (1,596,850)
 Adjustments to reconcile net income to net
   cash provided (used) by operating activities:
 Depreciation and amortization                           171,493        170,271        383,532
 Acquired research and development                       --             440,000        500,000
 Issuance of stock for consulting services               --              29,000        --
 Issuance of stock for research and development          --             138,000        --
 Write-off of intangible and other assets                107,500        --             215,216
 Write-off of unamortized discount on Debentures          49,232        --             --
 Amortization of discount on payable to
   related parties                                       --             --              24,241
 Amortization of premium or discount on
   long-term and short-term investments                  (6,233)        --             --
 Bad debt expense                                          5,017         52,400         36,700
   Changes in assets and liabilities:
   (Increase) in accounts receivable                   (238,400)      (194,449)      (234,067)
   (Increase) decrease in inventories                  (157,442)         18,433      (260,221)
   (Increase) decrease in prepaid expenses
      and other current assets                         (132,113)       (48,526)         42,513
   (Increase) in other assets                            (4,163)       (26,837)        (4,500)
   (Decrease) increase in due to related party         (173,685)        177,988         11,524
   (Decrease) increase in accounts payable              (42,354)        131,513         98,388
   Increase (decrease) in accrued expenses,
      deferred revenue and customer deposits              99,950        256,941         64,057
   Net cash used in operating activities             (1,891,776)      (337,916)      (719,467)
Cash flows from investing activities:
   Purchase of investments                          (21,567,497)        --             --
   Proceeds from sale of investments                  16,777,955        --             --
   Capital expenditures, net of disposals               (97,337)       (55,754)       (33,030)
   Loan to FalFab                                        (7,500)      (100,000)        --
      Net cash used in investing activities          (4,894,379)      (155,754)       (33,030)
Cash flows from financing activities:
  (Repayments)proceeds from debentures, net             (62,500)        687,500        --
   Proceeds from issuance of common stock,
      net of offering expenses                        12,398,508        --             663,400
   Proceeds from exercise of stock options                16,666        --             --
   Payments of borrowing under line of credit            --             --           (102,681)
   (Payments) proceeds from borrowings                   --            (70,000)         66,000
   Payment of notes payable                            (109,250)      (109,250)        --
   Payment due to related party                          --             --            (58,500)
  Net cash provided by financing activities           12,243,424        508,250        568,219
  Net increase (decrease) in cash and cash
      equivalents                                      5,457,269         14,580      (184,278)
Cash and cash equivalents, beginning of period            34,588         20,008        204,286
Cash and cash equivalents, end of period             $ 5,491,857       $ 34,588       $ 20,008
The  accompanying  notes  are  an  integral  part  of  these statements.
                             F-6

             EP MEDSYSTEMS, INC. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF BUSINESS
EP  MedSystems, Inc. (the "Company") was incorporated in the
State  of New Jersey in January, 1993. The Company develops,
markets,   sells   and   services   a   line   of    cardiac
electrophysiology ("EP") products used to diagnose,  monitor and  treat  cardiac  disorders. The  Company's  wholly-owned subsidiary,  ProCath  Corporation ("ProCath"),  manufactures and markets pacing catheters, used to pace a patient's heart on  a  temporary  basis,  and  diagnostic  electrophysiology catheters, used to detect electrical conduction disturbances in  the  heart by sending and receiving electrical impulses.
The  Company  is presently developing a low energy  internal cardioversion  catheter system for atrial fibrillation  (the
"ALERT System").

The Company faces a number of risks, including significant operating losses, the availability of sufficient financing to meet its future cash requirements and market acceptance of existing and future products. Additionally, other risk factors such as government regulation, uncertainty of new product development, changes in relationships with its third-party distributors, significant competition, dependence on limited sources of supply of non-catheter products, the loss of key personnel and difficulty in establishing, preserving and enforcing intellectual property rights could impact the future results of the Company.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation
The consolidated financial statements include the accounts of EP MedSystems, Inc. and its wholly-owned subsidiary, ProCath. All material intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

Accounts Receivable and Notes Receivable
The  Company's customer base for its products  is  primarily comprised of hospitals, distributors and to a lesser extent, office-based practitioners throughout the United States  and
abroad.   On  certain transactions, the Company may  require
payment  in advance or an issuance of an irrevocable  letter of  credit.  The  Company believes that its  terms  of  sale provide adequate protection against significant credit  risk with respect to trade accounts receivable.

At  December 31, 1995, the Company had two notes  receivable aggregating  $150,000: a $50,000 6% note receivable  arising from  the  subscription to the Company's debenture  offering which  was collected in February, 1996; and a $100,000  note receivable  from  Falfab,  L.L.C.,  a  UK-based  angioplasty catheter manufacturer ("Falfab"), which matured on July  15,
1996.   The  Company loaned an additional $7,500  to  Falfab
during  the  second quarter of 1996.  Upon maturity,  Falfab was  unable  to  repay the amounts due the Company  and  was
liquidated  by  its  creditors.  Accordingly,  the   Company
reflected  a  write-off of the $107,500 note  receivable  in
1996.   A  former  shareholder of  Falfab  is  a  beneficial
shareholder in excess of 5% of the outstanding shares of the
Company's common stock.

Inventories
Inventories are valued at the lower of cost or market with cost being determined on a first-in, first-out basis.

Property and Equipment
Machinery  and  equipment  are  recorded  at  cost  and  are depreciated  on  a  straight-line basis over  the  estimated useful  lives  of  the assets ranging from  three  to  seven
years.   Leasehold improvements are amortized on a straight-
line  basis over the shorter of their estimated useful lives or  the  term  of the lease.  Expenditures for  repairs  and maintenance are expensed as incurred.

Intangible Assets
Intangible assets are being amortized over a period  ranging from two to fifteen years, with technology related to the EP-
2  Clinical Stimulator ("EP-2") amortized on a straight-line basis  over  two  years; cardiac monitoring  technology  and arrhythmia monitoring technologies are being amortized on  a
straight-line   basis   over  three  years;   and   catheter
technology is being amortized on a straight-line basis  over fifteen  years.  Patents and license costs are  expensed  as incurred.

Long-Lived Assets
On  January  1,  1996,  the  Company  adopted  Statement  of
Financial  Accounting  Standards  No.  121  "Accounting  for
Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). SFAS 121 requires that an entity review its long-lived assets and certain related intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result of its review, adoption of this standard did not have a material impact on the Company's results of operations or financial position.

Revenue Recognition
The  Company  recognizes  product revenue  on  the  date  of
shipment.   Payments  received in  advance  of  shipment  of
product  are  deferred  until  such  products  are  shipped.
Revenues related to warranty contracts are recognized  on  a straight-line basis over the warranty period.

Research and Development
Research and development costs incurred in connection with developing existing and acquired technology are expensed as incurred. Costs incurred in developing patents are expensed as incurred.

Net Loss Per Common Share
Net  loss per share is computed by dividing net loss by  the weighted average number of shares of common stock and common stock  equivalents outstanding during the periods presented.
The  weighted average number of shares is based upon (i) APB
15 for the periods after June 30, 1996 which excludes common
stock  equivalents  as  they  are  antidilutive,  and   (ii)
Securities and Exchange Commission Staff Accounting Bulletin
No.  83 ("SAB 83"), for periods prior to June 30, 1996.   In
applying  SAB  83, common stock, stock options and  warrants issued during the twelve months preceding the initial public offering  (see  Note 3) at prices below the  initial  public offering price, have been included in the Company's loss per share  computation  for  all periods  presented,  using  the treasury  stock method, even though they were  antidilutive.
Stock  options  issued prior to the twelve months  preceding the  initial  filing  of  the initial  public  offering  are excluded as they are antidilutive.

Supplementary Net Loss Per Common Share
Supplementary net loss per common share is computed as if all of the 1995 Debentures as of December 31, 1996 and 1995 had been paid at the beginning of the period or the date of issuance, if later, and assuming that (i) 222,385 common shares were issued to pay the 1995 Debentures and (ii)
$33,875 and $24,286 of interest expense was eliminated for the periods ending December 31, 1996 and 1995, respectively as a result of such payment.

Stock Options
The  Company  accounts for stock options in accordance  with
Accounting  Principles Board Opinion No. 25 "Accounting  for
Stock  Issued  to  Employees" ("APB  25")  and  adopted  the disclosure requirements of Statement of Financial Accounting
Standard  No.  123 "Accounting for Stock Based Compensation"
("SFAS  123") for the year ending December 31,  1996.   (See
Note 13).
Use of Estimates
The  preparation of financial statements in conformity  with generally accepted accounting principles requires management to  make  estimates and assumptions that affect the  amounts reported in the financial statements and accompanying notes.
Although these estimates are based on management's knowledge of  current  events  and actions it  may  undertake  in  the future,  the  estimates may ultimately  differ  from  actual results.

Reclassification
Certain prior year amounts have been reclassified to conform with the current year's presentation.


3.   ISSUANCE OF COMMON STOCK

During January, 1996, the Company sold an aggregate of 166,667 shares of Common Stock to two investors at a purchase price of $3.00 per share. The net proceeds from the sale were $500,000.
On June 21, 1996, the Company completed its initial public offering of 2,500,000 shares of Common Stock at a purchase price of $5.50 per share. The net proceeds from the offering were approximately $11,786,000 net of offering costs.

4.   INVESTMENT SECURITIES

The  Company  accounts  for  its  investment  securities  in accordance with Statement of Financial Accounting  Standards
No.  115,  "Accounting for Certain Investments in  Debt  and
Equity    Securities."    This   Statement   requires    the
classification  of  debt  and  equity  securities  based  on whether  the  securities  will  be  held  to  maturity,  are considered  trading securities, or are available  for  sale.
Classification  within  these  categories  may  require  the securities  to be reported at their fair market  value  with unrealized gains and losses included in current earnings  or reported  as  a separate component of stockholders'  equity.
As  of  December  31,  1996,  all short-term  and  long-term investments,  except  for  $297,828  invested  in  corporate preferred  stock, have been classified as held to  maturity.
These  investments  are  stated  at  amortized  cost,  which approximates  market, and consist of U.S. Agency  Notes  and
corporate  bonds.   The maturities of long-term  investments
range from August, 1998  to September 2000.  At December 31,
1996, the Company classified $297,828 invested in two issues
of  corporate preferred stock as available for sale.   These
investments  are stated at market, which approximates  their amortized cost.

Short-term and long-term investments held to maturity at December 31, 1996 are as follows:


     Held to maturity securities:

     Short-term investments

          U.S   Government   Agency  $ $1,496,725
     Obligations



     Long-term investments

        Corporate bonds              $ $3,001,222



     Total    held   to    maturity  $ $4,497,947
     securities


The Company's available for sale securities are as follows:
     Corporate preferred stocks      $    297,828



5.    ACQUISITIONS  OF PRODUCTS AND TECHNOLOGY  AND  RELATED
PARTY TRANSACTIONS

Technology from Hi-Tronics Design, Inc.
General
The  Company's initial shareholders were David  A.  Jenkins, its current Chairman, President and Chief Executive Officer, and  Hi-Tronics Designs, Inc. ("HDI"), a corporation engaged in  the  business of contract engineering and manufacturing.
The  Company acquired rights to its first product, the EP-2, from  HDI,  and  in its early stages, the Company  subleased office space from HDI, participated in HDI's employee health insurance  policies and utilized personnel,  facilities  and
other  related  resources  in  an  effort  to  quickly   and
efficiently develop the Company's operations and to minimize cash  expenditures. In subsequent periods, the  Company  has purchased  rights  to certain other products  and  the  next generation of several products under development  from  HDI.
The  Company has utilized, and continues to utilize, HDI  to provide research and development for various products.  When
economically   advantageous,  or  practical,   the   Company
utilizes HDI to manufacture its products, including  the  EP
WorkMate,  EP-3  Clinical Stimulator  ("EP-3")  and  certain other products. The value of products and services purchased
from   HDI,  excluding  the  purchase  of  technology,   was
$392,000,  $424,000,  $471,000  in  1996,  1995  and   1994,
respectively.    In April 1996, the Company entered  into  a
five  year  exclusive manufacturing agreement  with  HDI  to manufacture certain products.  During May, 1996 the  Company borrowed  $50,000  from  HDI. The  promissory  note  accrued interest at 9.25% and was repaid on June 30, 1996.

EP-2 Clinical Stimulator
On  March  3,  1993, the Company acquired from HDI  all  the rights, title and interest to the EP-2 for a purchase  price
of   $810,000,  which  was  principally  allocated  to   the
intangible  assets acquired.  The Company paid  $360,000  of the  purchase  price  at the date of  acquisition  with  the remaining  $450,000  payable in  four  payments  of  varying amounts  through February, 1995.  The Company  also  entered into  a manufacturing agreement with HDI to manufacture  the
EP-2 and any subsequent models.  In 1994, after payments  of
$114,750 were made, the Company changed the original payment schedule  of the purchase price for the EP-2, together  with
$67,500  of other debt due HDI.  The Company issued  to  HDI
66,000  shares  of its common stock and assumed  a  $270,000 note  (the  "Medtronic Note") payable by HDI  to  Medtronic,
Inc., a shareholder of the Company, with interest at 8%,  as full  payment  for the remaining obligations. In  connection with  the  assumption  of the Medtronic  Note,  the  Company signed  a  security agreement with HDI whereby all inventory
and   proceeds   generated  from  the  sale   of   inventory
manufactured  by HDI relating to stimulator  products  would serve as collateral for the loan.  In 1995, the Company paid
off   $70,000  of  the  Medtronic  Note  and  converted  the
remaining  principal into $200,000 face amount of debentures issued  in  full  satisfaction of the amounts  due  and  the security agreement was terminated (See Note 11).  Gains  and losses  resulting from the modification of debt  terms  were not material.

In November, 1994, the Company discontinued selling the EP-2 in favor of the EP-3. Accordingly, the Company wrote off the net book value of the intangible assets of $215,216 relating to the EP-2.

Arrhythmia Monitors and TeleTrace Receivers
In July, 1994, the Company acquired from HDI certain rights to (i) the 4221, 4222 and 4222 ATM arrhythmia monitors, including manufacturing drawings and regulatory approvals,
(ii) the TeleTrace III Receivers, and (iii) a new arrhythmia monitor, the 4400 ATM, to be developed by HDI. In exchange for the rights to these assets, the Company agreed to issue
HDI 100,000 shares of its common stock, valued at $200,000, 50,000 on the agreement date and 50,000 upon submission to the FDA of the new arrhythmia monitor. In 1995, the Company issued the additional 50,000 shares to HDI even though the Company has not yet submitted data for the review by the FDA of the new arrhythmia monitor. HDI agreed to manufacture the arrhythmia monitors and any new generation of the TeleTrace Receiver (the "TeleTrace III-S") for the Company and agreed to not engage in the design or manufacture of arrhythmia monitors, with exceptions, for a period of the greater of three years or so long as the Company uses HDI to manufacture its arrhythmia monitors. Of the purchase price, $100,000 was allocated to technology rights in existing arrhythmia monitors. The shares issued relating to the arrhythmia monitors being developed by HDI were expensed during the year ended December 31, 1995, as work performed represented research and development costs.

In January, 1995, the Company entered into an agreement with HDI pursuant to which HDI agreed to continue development of the TeleTrace III-S Receiver in exchange for 10,000 shares of common stock of the Company and $30,000 in cash upon completion of development. In September, 1995, the parties agreed to amend the consideration to be 19,000 shares of Common Stock, issued immediately, and $30,000 in cash upon completion of development. The Company recorded a charge to research and development expense of $38,000 during the year ended December 31, 1995. During the year ended December 31,
1996, no amounts were charged to research and development expense and development of the TeleTrace III-S is ongoing.

The  Company has determined that continued sale and  service of  arrhythmia monitors does not represent a good  strategic fit with the Company's existing products and planned product line, including the ALERT System, due, in part, to the  fact that  the  potential customers for arrhythmia  monitors  are
different    than    those    purchasing    the    Company's
electrophysiology equipment and catheters.  The Company also determined  that the gross margins generated  by  arrhythmia monitors  were  not sufficient to justify  the  expense  and efforts of its direct sales force to generate sales  of  the
product.   Therefore, the Company plans to discontinue  sale
of  the  MemoryTrace line of arrhythmia monitors.  Sales  of arrhythmia monitors were approximately $12,000 and  $198,000 in the years ended December 31, 1996 and 1995, respectively.
In  1997,  the Company agreed to sell its rights, title  and interest  in  (i)  the  4221, 4222 and 4222  ATM  arrhythmia monitors,  including manufacturing drawings  and  regulatory
approvals,  and  (ii)  the  4400  ATM  arrhythmia   monitor,
currently under development by HDI, to HDI in return for the
60,000  shares of common stock in Neomedics, Inc.,  a  newly created  company involved in the design and  manufacture  of implantable medical devices, which is affiliated with HDI.

Technology from BioPhysical Interface Corp.
On  February 18, 1994, the Company acquired from BioPhysical
Interface  Corp.  all the rights to the PaceBase,  TeleTrace
and   HeartBase  Software  Packages  and  the  Pacer  System
Analyzer and Simulator for 37,500 shares of its common stock
valued  at  $50,000.  The  cost  of  this  acquisition   was
capitalized as an intangible asset and is being amortized on a straight-line basis over a three year period.

6.   ACQUIRED RESEARCH AND DEVELOPMENT AND LICENSE
AGREEMENTS

ACQUIRED RESEARCH AND DEVELOPMENT
The  Company has entered into numerous transactions  whereby
it   has  acquired  technology.  This  technology  has  been
expensed as acquired research and development as at the date
of   acquisition,  the  technological  feasibility  of   the
acquired  technology  had not yet been established  and  the technology had no future alternative uses.

Technology from ElectroPhysiology Systems, Inc.
In May, 1994, the Company purchased substantially all of the
assets  of  ElectroPhysiology  Systems,  Inc.  ("EPSI"),   a
company    engaged   in   the   development   of    a    new
electrophysiology workstation. At the date  of  acquisition, no  copyrights, patents, or revenues existed  for  EPSI.  In connection  with this purchase, the Company  issued  200,000 shares of common stock valued at $400,000. During 1994,  the
Company expensed the purchase price as acquired research and development  expense  as technological  feasibility  of  the acquired  technology  had not yet been established  and  the technology  had no future alternative uses. In  1995,  after the product received market clearance, the Company commenced selling a commercial product.

Steerable Catheters
In October, 1994, the Company acquired all rights, title and interest  in  certain technology relating to uni-directional and bi-directional steerable catheters under development  by
a  certain  individual.   The purchase  price  consisted  of
100,000 shares of the Company's common stock, which  was  to be  issued  in  four  equal amounts upon the  occurrence  of certain events. Through December 31, 1994, 50,000 shares  of
common  stock  were  issued at a  value  of  $100,000.   The
Company  will  not issue the remaining 50,000 shares  as  it presently  does  not plan to pursue the  events  that  would necessitate the issuance of the remaining common stock.  The
Company  has  recorded the cost to acquire these  rights  as acquired  research and development expense as no  commercial
product   existed   when  it  was  acquired,   technological
feasibility   had  not  been  established  and   no   future
alternative  uses  exist  for the technology.   No  tangible
assets were acquired in connection with this acquisition and no  revenues  from product sales had occurred prior  to  the acquisition.

LICENSE AGREEMENTS

 ALERT Catheter
In   November,  1995,  the  Company  acquired  an  exclusive
worldwide  license  to  the  rights  to  certain  technology
developed  by  Dr.  Eckhard  Alt  for  a  Temporary   Atrial
Defibrillation  Catheter  and  Treatment  Method   and   all
licensed   products  and  licensed  methods  and  associated
techniques, counterparts and improvement patents (the "ALERT
Technology").  In consideration of the license, the  Company
(i)  granted  Dr.  Alt an option to buy  210,000  shares  of common stock at $.10 per share beginning on May 1, 1996  and ending  on November, 1, 2000; (ii) granted an option to  buy an  additional  164,000 common stock options exercisable  at
$2.00  for  a  period  of  five  years,  vesting  upon   the
occurrence of certain events, including issuance of  patents and  an  FDA pre-marketing approval and (iii) agreed to  pay royalties  ranging  up to 5% of net sales  of  the  licensed
products  until the expiration of the licensed patents.   In
1995, the Company recorded $420,000 as acquired research and development  expense  as technological feasibility  has  not been  established.  This amount represented the fair  market value of the option on the issue date.

Saksena License
In  November,  1995, the Company acquired  a  semi-exclusive worldwide  license  to  the  rights  to  certain  technology developed by Dr. Sanjeev Saksena for a Temporary Ventricular
Defibrillation Catheter and Treatment Method and  associated techniques,  methods, counterparts and improvement  patents.
In  consideration  of the license, the Company  granted  Dr.
Saksena 10,000 shares of common stock and $10,000 cash.  The license  agreement also calls for the payment  of  royalties ranging up to 5% of net sales of the licensed products until the  expiration of the licensed patents up to a  maximum  of
$1,000,000.  In 1995, the Company recorded acquired research and  development  expense of $30,000, which represented  the fair  market  value  of the Company's common  stock  on  the
license   date   plus   the   cash  payment.   Technological
feasibility  of this technology had not been established  at the license date.

Spire Corporation License
In  May, 1996, the Company entered into an Exclusive  Rights
Agreement  (the  "Rights Agreement") with Spire  Corporation
("Spire"), whereby the Company obtained the exclusive  right to  develop the clinical and commercial potential of Spire's proprietary ion beam deposition process for applying a  thin
metallic   coating   to   the  Company's   electrophysiology
catheters  and accessories.  During the term of  the  Rights
Agreement,  the  Company is required to obtain  all  of  its requirements  for  products treated with such  a  metallized
coating  from  Spire.   The Rights  Agreement  provides  for
payments of $25,000 per quarter commencing on June  1,  1996 to  maintain exclusivity for an initial term of five  years, with  provision  for  two  year renewal  terms  upon  mutual agreement  of  the  parties. The  Rights  Agreement  may  be terminated at any time by the Company upon 60 days'  notice.
As  of  December 31, 1996, the Company recorded  $58,333  as research  and  development expense related to  this  license fee.

7.   AGREEMENTS WITH INCONTROL

During  1996,  the  Company  recorded  catheter  development revenue  of  $250,000 related to a Product  Development  and
Supply   Agreement   (the  "Development   Agreement")   with
InControl,  Inc.   The Development Agreement  covers  a  new
temporary  atrial defibrillation catheter ("TADCATH").   The
Development   Agreement  provides  for  payment   in   three
installments,  with  the  final  $90,000  installment  after receipt by the Company of CE Mark approval for its temporary defibrillation catheters.  CE Mark approval was received  in
January,  1997.   The  Company will manufacture  and  supply
TADCATH  to  InControl  for clinical trials  and  subsequent
sales.   The  agreement  calls for  certain  annual  minimum
purchases.    InControl  will be responsible  for  complying
with   the   regulatory  requirements  and   marketing   and
distributing the TADCATH.  The Company will make  a  $75,000
payment  to  support the clinical trials  in  Europe.   Such
payment  has been accrued for in the consolidated  financial statements at December 31, 1996.

The Company also entered into non-exclusive distribution agreements which allow InControl to sell the ALERT Catheter in parts of Europe, Africa and the Middle East and the ALERT
Companion on a world-wide basis for a period of two years subject to renewal upon mutual agreement of the parties.

8.   INTANGIBLE ASSETS

Intangible assets consist of the following:
                                         December 31,
                                      1996          1995
Catheter technology                 $ 774,099     $ 774,099
Arrhythmia monitors                   100,000       100,000
Cardiac monitoring technology          50,000        50,000
Other                                   6,900         6,900
                                      930,999       930,999
Less: accumulated amortization      (315,138)     (208,551)
                                    $ 615,861     $ 722,448


9.   INVENTORIES

Inventories consist of the following:
                                    December 31,
                                   1996          1995
     Raw materials               $ 173,936     $ 285,326
     Work in progress               11,456        21,671
     Finished goods                441,315       162,268
                                 $ 626,707     $ 469,265



                            F-16

             EP MEDSYSTEMS, INC. AND SUBSIDIARY
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

10.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:
                                           December 31,
                                        1996          1995
Leasehold improvements                $ 112,670       $90,540
Machinery and equipment                 244,559       169,352
                                        357,229       259,892
Less: accumulated depreciation        (175,844)     (110,938)
                                      $ 181,385     $ 148,954


11.   DEBT

Debentures
Commencing  July,  1995, the Company  issued  $1,137,500  of debentures (of which $687,500 was received in cash,  $50,000 was  received  for subscription which was paid in  February,
1996  and $400,000 was issued in conversion of accounts  and other  notes payable into debentures) with interest  payable quarterly beginning September 30, 1995 at a rate of  6%  per annum  (the  "1995 Debentures").  The maturity date  of  the debt  was the earlier of June 30, 2000 or 30 days after  the completion  of  an initial public offering of the  Company's securities. The holders of the 1995 Debentures also received warrants  (the "1995 Warrants") to purchase an aggregate  of
568,750  shares of the Company's common stock at  $2.00  per share exercisable at any time ending on the earlier of  June
30,   2000  or  thirty  days  after  full  payment  of   the
corresponding  1995  Debentures.   In  connection  with  the
issuance  of  the  1995 Debentures, the Company  recorded  a discount  on  the debentures issued of $54,702  representing the  value  of  the 1995 Warrants issued.  The discount  was being  amortized on a straight-line basis over the  life  of the 1995 Debentures.

During June, 1996, the holders of $1,025,000 face amount  of
1995  Debentures elected to exercise their 1995 Warrants  to purchase  512,500 shares of common stock at $2.00 per  share through  the  forgiveness  of amounts  due  under  the  1995
Debentures.   On  June  30, 1996,  the  Company  repaid  the
remaining outstanding 1995 Debentures in the face amount  of
$112,500 in cash.  During the subsequent thirty day  period, the  holders of the remaining 1995 Warrants exercised  their option  to purchase 56,250 shares of common stock  at  $2.00
per  share.   Upon  repayment of the  1995  Debentures,  the
Company  wrote  off  the unamortized discount  on  the  1995
Debentures of $49,232.

Note Payable
In connection with the acquisition of ProCath in 1993, the Company assumed a $218,500 note payable. The note provided for interest payable quarterly, at the rate of 8% per year.
The principal amount was to be paid in full on November 5, 1995. In August, 1995, $109,250 of the outstanding amount was paid and the terms of the note were renegotiated on the remaining balance to quarterly payments of $4,300 commencing on October, 1, 1995. The related interest was accrued at an annual rate of 8% to be paid with the final payment at maturity. No gain was recorded upon the modification of debt terms as it was not significant. During September, 1996, the Company repaid the remaining balance of $92,050 plus accrued interest on the note.

12.   COMMITMENTS AND CONTINGENCIES

Operating Leases
The Company has operating leases relating to its office space and manufacturing facility for periods extending through November, 1997. The Company also leases certain office equipment for periods extending through December, 2001. The future aggregate commitment for minimum rentals as of December 31, 1996 is as follows:

1997                        $78,076

1998                          7,272

1999                          7,272

2000                          7,272

2001 and thereafter           6,636



Rent  expense associated with these leases was approximately
$112,643,  $83,661 and $53,661 for the years ended  December
31, 1996, 1995 and 1994, respectively.

Employment Agreements
The  Company  has employment agreements with  two  corporate officers and two employees. On August 31, 1995, the  Company amended the contract of the President through March 1, 1999.
This  contract includes a provision for a bonus equal to  5%
of consolidated pre-tax income effective after completion of an  initial public offering.  The contract for the President of  ProCath includes an incentive bonus equal to 5%  of  the
net   income  (before  extraordinary  items)  generated   by
ProCath.   The  agreements  with  the  President   and   the
President   of   ProCath  contain  certain   non-competition
provisions  in the event of termination of their employment.
The Company also has an agreement with the Vice President of
Sales and Marketing which calls for a bonus equal to 1/2% of
1997  net  sales, provided that the Company  is  profitable.
The   aggregate  minimum  commitment  for  future  salaries,
excluding bonuses, as of December 31, 1996, is as follows:

          1997                  $409,000

          1998                   237,400

          1999                   125,807

          2000                   106,722

          2000                   112,058



The   Company  has  key  man  life  insurance  policies  for
$1,000,000  covering  its  President,  $1,000,000  for   the
President of ProCath and $500,000 for the Vice President  of
Engineering, for which it is the beneficiary.

Other
In  August, 1995, the Company entered into an agreement with a consultant whereby it will compensate such consultant, for a period of three years, with five percent of net sales made by  the Company to any non-U.S. based company, dealer, agent or  individual to whom the Company is introduced during  the one  year  term of the agreement and with whom  the  Company
enters   into   a   sales,  distributor,  or  representative
agreement  for its products within one year of  introduction
by   the  consultant.   The  agreement  also  provided   for
consulting services to the Company in the areas of strategic planning,  business development, regulatory  strategies  and access  to capital in return for aggregate cash compensation of  $45,000 plus certain reimbursable expenses and an option to  purchase  150,000  shares of Common  Stock,  subject  to adjustment,  at $2.00 per share. In May, 1996,  the  Company entered  into  an Amended and Restated Consulting  Agreement
and   an  Amendment  to  Stock  Option  Agreement  with  the
consultant.   The amended agreements provide  for  aggregate
cash   compensation   of   up  to  $250,000   plus   certain
reimbursable expenses, in addition to the option to purchase
150,000  shares of the Company's Common Stock at an exercise price  of  $2.00 per share.  The Amendment to  Stock  Option
Agreement  caused a 50,000 share reduction in the  estimated
number   of  shares  subject  to  the  option  due  to   the
elimination of the "subject to adjustment" clause.   Of  the
aggregate   cash   consideration,   approximately   $131,000
including certain reimbursable expenses has been recorded as an  expense  through December 31, 1996. The  remaining  cash
consideration,   of   approximately   $122,500,   represents
financial   consulting  fees  for  services   performed   in
connection with the Company's initial public offering, which was paid upon closing and was recorded as a reduction of the net proceeds of the offering.

 13.   STOCK OPTIONS AND COMMON STOCK

1995 Long-Term Incentive Plan
The  Company's  1995  Long Term Incentive  Plan  (the  "1995
Incentive  Plan") was adopted by the Board of Directors  and shareholders  in November, 1995.  A total of 400,000  shares of  Common Stock are available for issuance under  the  1995
Incentive  Plan  and options for 361,500  shares  of  Common
Stock,  at  an exercise price of $2.00 to $5.50  per  share, have  been  granted and are outstanding as of  December  31,
1996.  The  1995  Incentive  Plan  provides  for  grants  of
"incentive"  and "non-qualified" stock options to  employees of  the Company.  Options under this plan have a term of  no more than ten years and vest over a period as determined  by
the  Board  of  Directors.   The 1995  Incentive  Plan  will
terminate on November 30, 2005, unless earlier terminated by the Board of Directors.

1995 Director Option Plan
The  Company's 1995 Director Option Plan (the "1995 Director
Plan")  was  adopted  by  the Board  of  Directors  and  the shareholders  in November, 1995.  A total of 360,000  shares of  common  stock of the Company are available for  issuance under  the 1995 Director Plan and options for 288,000 shares of  common  stock, at an exercise price of $2.00 per  share, are  outstanding as of December 31, 1996.  The 1995 Director
Plan  provides  for grants of director options  to  eligible directors  of the Company and for grants of advisor  options to  eligible members of the Scientific Advisory Board of the
Company.   Each  of  the director options  and  the  advisor
options  are  exercisable at the rate of  1,000  shares  per month, commencing with the first month following the date of grant.  The terms of these options range from three to  five
years.   The  1995 Director Plan will terminate on  November
30,  2005,  unless  earlier  terminated  by  the  Board   of
Directors.

Other Options
On June 1, 1993, the Company granted stock options to purchase an aggregate of 47,500 common shares of the Company, exercisable through June 1, 1998. All options are exercisable at $1.33 per common share. During April 1996, options for 12,500 common shares were exercised.

The Company granted stock options during 1994 to purchase an aggregate of 55,000 common shares of the Company with a defined option term of five years at an exercise price of $2.00 per common share.

During 1995, the Company issued options to its President, directors, employees, Scientific Advisory Board Members and a consultant totaling 1,013,000 shares. The exercise prices of these options range from $2.00 to $2.20 per share. The options have terms ranging from five to ten years and vest over varying periods, including 70,000 options that vest in connection with a successful initial public offering of the Company's common stock. In addition, the Company issued
374,000  options  in  connection with a licensing  agreement
(See Note 6).

During  1996, the Company issued options to purchase 222,500
shares  of  common  stock.   The exercise  prices  of  these
options  range from $4.75 to $5.50 per share.   The  options
have  terms  ranging from five to ten years  and  vest  over varying periods.

Information relating to options is as follows:
                                                Option       Weighted

                                    Number       Price       Average
                                      of

                                   Options       Range       Exercise
                                                              Price

Outstanding at December 31, 1993     47,500          $1.33    $1.33

Granted                              55,000  $1.33 - $2.00    $2.00

Outstanding at December 31, 1994    102,500  $1.33 - $2.00    $1.69

Granted                            1,387,00   $.10 - $2.20    $1.72
                                          0

Canceled                           (118,000  $1.33 - $2.00    $1.97
                                          )

Outstanding at December 31, 1995   1,371,50   $.10 - $2.20    $1.70
                                          0

Granted                             222,500  $4.75 - $5.50    $4.88

Exercised                          (12,500)          $1.33    $1.33

Canceled                           (138,000          $2.00    $2.00
                                          )

Outstanding at December 31, 1996   1,443,50   $.10 - $5.50    $2.16
                                          0



Exercisable at December 31, 1996    730,331   $.10 - $5.50    $1.64





At December 31, 1996 and 1995, the Company had 1,443,500 and
1,940,250 shares, respectively, of common stock reserved for stock  options and warrants. All stock options and  warrants granted  by  the Company, except for an option  to  purchase
210,000 shares of Common Stock at $.10 per share granted  to
Dr.  Alt  in  connection  with  the  license  of  the  ALERT technology  (the  "Alt Option"), were  granted  at  exercise prices  not less than the current fair market value  of  the
Company's  Common Stock on the date of grant, as  determined by  the  Board of Directors or the fair market value on  the date of grant for options issued after the Company's initial
public   offering.   The  Company  expensed  the  difference
between  the fair market value of the Alt Option as  of  the date  of  grant  and the actual exercise price  of  the  Alt
Option (See Note 6).

The  Company accounts for its stock option plans based  upon
the  "intrinsic  value" method set forth  in  APB  25.   Had
compensation costs for the Company's stock option plans been determined consistent with SFAS 123, the Company's pro-forma net  loss  and loss per share for 1996 and 1995  would  have been as follows:

                          1996             1995

Net loss               $(1,791,372)     $(1,760,223)

Net loss per share          $ (.27)          $ (.30)


Because  SFAS  123 has not been applied to  options  granted
prior   to   January   1,  1995,  the  resulting   pro-forma
compensation cost may not be representative of  that  to  be expected in future periods.

Under SFAS 123, the fair value of each stock option grant is estimated  on  the  date  of grant using  the  Black-Scholes option  pricing  model with the following  weighted  average assumptions  in  1996  and  1995,  respectively:  risk  free interest rate of 6% and 6%; expected life of approximately 5
and  4  years;  expected volatility of  50%  and  50%.   The
weighted  average fair value of the options  granted  during
1996 and 1995 was $2.60 and $1.08, respectively.

14.   MAJOR CUSTOMER AND EXPORT SALES
During  1996,  1995  and 1994, sales to Medtronic,  Inc.,  a shareholder of the Company, accounted for approximately  1%,
8%,  and 34% respectively, of total revenues of the Company.
Receivables  outstanding from these sales were approximately
$18,853,  $983,  and $2,300 at December 31, 1996,  1995  and
1994,  respectively.   Catheter  development  revenues  from
InControl accounted for approximately 11% of total  revenues
for   the   year  ended  December  31,  1996.    Receivables
outstanding for catheter development was $90,000 at December
31, 1996.

The following table sets forth export sales:
                                    December 31,
                                  1996        1995

          Europe                       $           $
                                 545,817     235,563
          Asia  and  Pacific     275,784     257,834
          Rim
          Other                   91,165      63,564
                                       $           $
                                 912,766     556,961



15.   INCOME TAXES
As a result of losses incurred during the years, there is no provision  for  income  taxes in the accompanying  financial statements.  The  Company has established a  full  valuation
allowance   against   its  net  deferred   tax   assets   as
realizability of such assets is predicated upon the  Company
achieving   profitability.  The  tax  effects  of  temporary
differences  and carryforwards that give rise to significant portions of deferred tax assets consist of the following:

                                         December 31,
                                    1996             1995

Allowance for doubtful               $ 30,000         $ 36,000
accounts
Inventory reserves                     59,000           59,000
Intangible asset                       16,000           58,000
amortization
Depreciation                           24,000           14,000
Accrued liabilities                    23,000           23,000
Net operating loss                  1,417,000          768,000
carryforwards
Research and development               52,000           24,000
credit
                                    1,624,000          982,000
Less: Valuation allowance         (1,624,000)        (982,000)
                                         $ --             $ --

On   December   31,  1996,  the  Company  had  approximately
$3,500,000 of net operating loss carryforwards available  to
offset  future  income.   Due  to  ownership  changes   that
occurred during 1995 and 1996, as defined by Section 382  of the Internal Revenue Code, the Company is limited to the use of  net  operating losses generated prior to the changes  in ownership in each year following the changes in ownership.

16.   SUPPLEMENTAL STATEMENT OF CASH FLOW INFORMATION

Supplemental Noncash Investing and Financing Activities
Supplemental noncash investing and financing activities:
                                               1994
Acquisition of assets from BioPhysical
     Interface Inc.:
Fair value of assets acquired                $  50,000
Common stock issued                           (50,000)

Acquisition of certain assets from HDI:
Fair value of assets acquired                $ 100,000
Common stock issued                          (100,000)

During  1995,  the Company paid $70,000 and issued  $200,000 face  amount  of 1995 Debentures in payment of  $270,000  in debt  due  to  HDI.  The Company also issued  $200,000  face amount of 1995 Debentures in settlement of accounts payable.
During  1994,  the  Company issued 66,000 shares  of  common stock  and assumed a note of $270,000 as payment of $401,250 in debt due HDI.

In 1995, the Company issued 1995 Warrants in connection with its  1995 Debentures offering, which were valued at $54,702.
During  1996, the holders of $1,025,000 face amount of  1995
Debentures  elected  to  exercise  their  1995  Warrants  to purchase  512,500 shares of common stock at $2.00 per  share through  the  forgiveness  of amounts  due  under  the  1995
Debentures.   Upon  repayment of the  1995  Debentures,  the
Company  recorded  a write-off of $49,232, representing  the unamortized value placed on the 1995 Warrants.

Cash  paid  for  interest was $60,969, $26,150  and  $22,155 during  the  years ended December 31, 1996, 1995  and  1994, respectively.

17.    SUBSEQUENT EVENTS

PROCATH BUILDING PURCHASE
During February, 1997, ProCath purchased approximately 7,500 square feet of manufacturing, administrative and warehouse space, including 2,500 square feet of space that was leased by ProCath, for an aggregate purchase price of approximately
$386,000, including certain transaction costs. The purchase will allow for the expansion of the existing manufacturing operations, provide for additional warehousing, shipping and quality assurance activities and relocation of ProCath's administrative offices. The lease on ProCath's remaining
2,500 square feet of space expires in November, 1997 and will not be renewed.

ECHOCATH LICENSE
During   February,   1997,  the  Company  licensed   certain
technologies from EchoCath, Inc. ("EchoCath")  in  order  to attempt to develop products which allow visualization of the heart's  anatomy and visualization of catheters  inside  the heart  through the use of  ultrasound rather than  by  using fluoroscopy,  or  x-ray imaging.  The license  includes  all rights  to  the EchoMark, EchoEye and ColorMark technologies
for  use  in  the field of electrophysiology.   The  license
excludes  use on permanently implantable defibrillators  and
pacemaker  leads.   EchoCath will also  transfer  its  510-K
approval on the EchoMark EP catheter to the Company.

The  agreement  calls  for  the  Company  to  make  payments
totaling   $700,000,  in  four  installments,   as   certain
development milestones and initial sales are achieved on the
EchoMark   and EchoEye technologies.  Terms of  the  license
call for a royalty on net sales, including minimum royalties beginning  in  1999  and continuing  for  the  life  of  the applicable  patents and continuations thereof.  The  Company may  elect to not make minimum royalty payments and in  such case,  EchoCath can make the license non-exclusive or cancel the  license and return the $700,000 milestone payments. The
Company  also purchased 280,000 shares of newly issued  5.4%
cumulative convertible preferred stock of EchoCath for  $1.4 million in cash.

The minimum royalties under the license are as follows:
1999                       $120,000
2000                        160,000
2001                        200,000
2002                        280,000
2003                        320,000
2004                        360,000
2005 and thereafter         400,000
                         SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EP MEDSYSTEMS, INC.

/s/ David A. Jenkins                    March 26, 1997
David A. Jenkins, Chairman, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                    Date


/s/ David A. Jenkins                    March 26, 1997
David A. Jenkins, Chairman, President
and Chief Executive Officer
(Principal Executive Officer)

/s/ James J. Caruso                     March 26, 1997
James J. Caruso, Chief Financial Officer
and Secretary (Principal Accounting Officer)

/s/ David W. Mortara                    March 26, 1997
David W. Mortara, Ph.D.
Director

/s/ Lestor J. Swenson                   March 26, 1997
Lestor J. Swenson
Director

/s/ Jon A. Tietbohl                     March 26, 1997
Jon A. Tietbohl
Director

/s/ Anthony J. Varrichio                March 26, 1997
Anthony J. Varrichio
Director


                        EXHIBIT INDEX

          Exhibit
          Number                   Description
          3.1       Amended and Restated Certificate of
          Incorporation (1)

          3.2       Bylaws, as amended (1)

          10.1      Agreement of Lease dated November, 1995
                    between EP Medical, Inc. and Yeh Bin Wu
                    and Jean Wu, as landlords (1)

          10.6      Employment Agreement dated as of March
                    1, 1993 between EP Medical, Inc. and
                    David A. Jenkins, as amended (1)

          10.7      Employment Agreement dated as of
                    November 6, 1993 between EP Acquisition
                    Corp. and Joseph C. Griffin, III (1)

          10.8      1995 Director Option Plan (1)

          10.9      1995 Long Term Incentive Plan (1)

          10.10     License Agreement dated as of November,
                    1, 1995 between EP Medical, Inc. and Dr.
                    Eckhard Alt, as amended  (1)

          10.11     Consulting Agreement dated as of
                    February 1, 1996 between EP Medical,
                    Inc. and Raman Mitra  (1)

          10.12     License Agreement dated as of November,
                    1, 1995 between EP Medical, Inc. and
                    Sanjeev Saksena (1)

          10.13     Consultant Agreement dated February 26,
                    1996 between EP Medical, Inc. and
                    Regulatory Strategies, Inc. (1)

          10.14     Investment Agreement dated April 22,
                    1994 among EP Medical, Inc., David
                    Jenkins, Anthony Varrichio, William
                    Winstrom and American Medical
                    Electronics, Inc. (1)

          10.15     Letter Agreement dated December, 15,
                    1995 between EP Medical, Inc. and
                    Rudiger Dahle  (1)

          10.16     Investment Agreement dated January 16,
                    1996 among EP Medical, Inc., Rudiger
                    Dahle, Anthony Varrichio and William
                    Winstrom (1)

          10.20     Letter Agreement dated January 23, 1995
                    between EP Medical, Inc. and Hi-Tronics
                    Designs, Inc. relating to development of TeleTrace IV Receiver, as amended (1)

          10.22     Master Manufacturing Agreement dated
                    April 16, 1996 between EP MedSystems,
                    Inc. and Hi-Tronics Designs, Inc. (1)

          10.25     Exclusive Rights Agreement dated May 26,
                    1996 between EP MedSystems, Inc. and
                    Spire Corporation (1)

          10.26     Letter Agreement dated April 12, 1996
                    between EP MedSystems, Inc. and Hi-
                    Tronics Designs, Inc. relating to the
                    TeleTrace IV Receiver (1)

          10.27     Consulting Agreement dated as of May 24,
                    1996 between EP MedSystems, Inc. and
                    Elliott Young and Associates, Inc., as
                    amended and restated (1)

          10.28     Stock Option Agreement dated August 31,
                    1995 between EP MedSystems, Inc. and
                    Tracey E. Young, as amended (1)

          10.29     Registration Rights Agreement dated as
                    of May 24, 1996 between EP MedSystems,
                    Inc. and Tracey E. Young (1)

          10.30     Exclusive License Agreement dated
                    February 27, 1997 between EP MedSystems,
                    Inc. and EchoCath, Inc.

          10.31     Subscription Agreement dated February
                    27, 1997 between EchoCath, Inc. and EP
                    MedSystems, Inc.

          11.1      Statement regarding Calculation of
                    Shares Used in Computing Net Loss per
                    Share

          21.1      List of Subsidiaries

          27        Financial Data Schedule (2)



(1) Incorporated by reference to the exhibit of the same number previously filed with the Commission in connection with the Company's Registration Statement on Form SB-2 and
Pre-Effective Amendments No. 1 and 2 thereto.

(2)  EDGAR Filing only.
