Form 10QSB
period 1997-03-31
EP MEDSYSTEMS INC
filed 1997-05-08
CIK 1012394

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC  20549
                         FORM 10-QSB

(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES    EXCHANGE ACT OF 1934
     For the first quarter period ended:     March 31, 1997
                          OR
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
691-6400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No

Indicate  the number of shares outstanding of  each  of  the
issuer's   classes  of  common  stock,  as  of  the   latest
practicable  date:   Common Stock, no  par  value  7,599,917
shares outstanding at April 28, 1997.

PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements
             EP MEDSYSTEMS, INC. AND SUBSIDIARY
                 CONSOLIDATED BALANCE SHEETS
                                            December 31,     March 31,
ASSETS                                          1996           1997
Current assets:                                             (unaudited)
Cash and cash equivalents                  $   5,491,857  $   3,287,698
Short-term investments                         1,794,553      1,227,591
Accounts receivable, net                         671,503        744,198
Inventories                                      626,707        778,762
Prepaid expenses and other current assets        185,761        157,378
     Total current assets                      8,770,381      6,195,627
Long-term investments                          3,001,222      2,995,250
Investment in EchoCath, Inc.                     --           1,400,000
Property and equipment, net                      181,385        603,896
Intangible assets, net                           615,861        608,432
Other assets                                      31,000         31,000
     Total assets                          $  12,599,849  $  11,834,205

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable                           $     238,764  $     410,062
Payables due to related party                     85,035        161,571
Accrued expenses                                 438,787        341,605
Deferred revenue                                  42,938         43,000
Customer deposits                                103,999         82,816
     Total liabilities                           909,523      1,039,054
Commitments and contingencies
Shareholders' equity (deficit):
Preferred Stock, no par value,
     5,000,000 shares authorized, no
     shares issued and outstanding               --             --
Common stock, $.001 stated value,
     25,000,000 shares authorized,
     7,599,917 shares issued and
     outstanding                                   7,600          7,600
Additional paid-in capital                    16,743,014     16,743,014
Accumulated deficit                          (5,060,288)    (5,955,463)
Total shareholders' equity (deficit)          11,690,326     10,795,151
Total liabilities and shareholders equity  $  12,599,849  $  11,834,205


The  accompanying  notes  are  an  integral  part  of  these statements.



             EP MEDSYSTEMS, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF OPERATIONS
                         (unaudited)

                                        For the Three Months Ended
                                         March 31,      March 31,
                                           1996           1997

Product sales                         $     755,663  $     875,723
Revenue from catheter development           --             --
          Total revenues                    755,663        875,723

Operating costs and expenses:
Cost of products sold                       357,259        522,824
Sales and marketing expenses                105,592        691,356
General and administrative expenses         280,301        359,029
Research and development expenses            61,252        343,453
Write-off of other assets                   100,000        --
     Loss from operations                 (148,741)    (1,040,939)

Interest expense                           (18,548)          (624)
Interest income                             --             146,388
     Net loss                         $   (167,289)  $   (895,175)

Net loss per share                    $       (.03)  $       (.12)

Weighted average shares outstanding       5,789,654      7,599,917


The  accompanying  notes  are  an  integral  part  of  these statements.


              EP MEDSYSTEMS, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (unaudited)

                                                            For the Three Months Ended
                                                             March 31,      March 31,
                                                               1996           1997
Cash flows from operating activities:
  Net loss                                                $   (167,289)  $   (895,175)
Adjustments to reconcile net income
 to net cash provided (used) by
 operating activities:
  Depreciation and amortization                                  43,410         34,111
  Write-off of other assets                                     100,000        --
  Amortization of premium or discount
   on long-term and short-term investment                       --               5,972

 Changes in assets and liabilities:
  (Increase) in accounts receivable                           (168,562)       (72,695)
  Decrease (increase) in inventories                              3,785      (152,055)
  Decrease in prepaid expenses and other current assets           8,433         28,383
  Decrease (increase) in intangible and other assets             22,499        (9,758)
  (Decrease) increase in due to related party                   (2,145)         76,536
  (Decrease) increase in accounts payable                      (24,910)        171,298
  (Decrease) in accrued expenses, deferred
   revenue and customer deposits                              (107,382)      (118,303)
Net cash used in operating activities                         (292,161)      (931,686)
Cash flows from investing activities:
  Investment in EchoCath, Inc.                                  --         (1,400,000)
  Maturities of held to maturity investments                    --             487,096
  Proceeds from sale of available for sale securities           --              79,866
  Capital expenditures, net of disposals                       (18,245)      (439,435)
Net cash used in investing activities                          (18,245)    (1,272,473)
Cash flows from financing activities:
   Proceeds from debentures                                      50,000        --
   Proceeds from issuance of common stock                       500,000        --
   Payment of notes payable                                     (8,600)        --
Net cash provided by financing activities                       541,400        --
Net increase (decrease) in cash and cash equivalents            230,994    (2,204,159)
Cash and cash equivalents, beginning of period                   34,588      5,491,857
Cash and cash equivalents, end of period                  $     265,582  $   3,287,698

The  accompanying  notes  are  an  integral  part  of  these statements.


             EP MEDSYSTEMS, INC. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (unaudited)

Note 1.    Basis of Presentation

The accompanying unaudited consolidated financial statements reflect all adjustments (including normal recurring adjustments) that management considers necessary to present fairly the Company's financial position as of March 31, 1997; the results of operations for the three months ended
March 31, 1997 and 1996; and the cash flows for the three months then ended. The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in EP MedSystems, Inc.'s Form 10-KSB filed with the Securities and Exchange Commission.

2.  Net Loss Per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the periods presented. For the three months ended March 31, 1997, common stock equivalents are excluded from the computation of net loss per share since their inclusion would be antidilutive. For periods prior to June 30, 1996, the weighted average number of shares is based upon Securities and Exchange Commission Staff Accounting Bulletin No. 83 ("SAB 83"). In applying SAB 83, common stock, stock options and warrants issued during the twelve months preceding the initial public offering at prices below the initial public offering price, have been included in the Company's loss per share computation, using the treasury stock method, even though they were antidilutive. Stock options issued prior to the twelve months preceding the initial filing of the initial public offering are excluded as they are antidilutive.

In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). This Statement establishes standards for computing and presenting earnings per share and applies to publicly traded common stock or potential common stock. SFAS is effective for financial statements for both interim and annual periods ending after December 15, 1997 and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share. the Company will adopt this statement for its year ended December 31, 1997.

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


4.   Inventories

Inventories consist of the following:
                                    December      March 31
                                      31,
                                      1996          1997
     Raw materials                  $ 173,936      $ 281,459
     Work in progress                  11,456         10,289
     Finished goods                   441,315        487,014
                                    $ 626,707      $ 778,762

5.   ProCath Building Purchase

During February, 1997, ProCath purchased approximately 7,500 square feet of manufacturing, administrative and warehouse space, including 2,500 square feet of space that was leased by ProCath, for an aggregate purchase price of approximately $364,000, including certain transaction costs. The purchase will allow for the expansion of the existing manufacturing operations, provide for additional warehousing, shipping and quality assurance activities and relocation of ProCath's administrative offices. The lease on ProCath's remaining 2,500 square feet of space expires in November, 1997 and will not be renewed.

6.   EchoCath License

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

The agreement calls for the Company to make payments totaling $700,000, in four installments, as certain development milestones and initial sales are achieved on the EchoMark and EchoEye technologies. Terms of the license call for a royalty on net sales, including minimum royalties of $120,000 beginning in 1999 and increasing to $400,000 in 2005 and thereafter for the life of the applicable patents and continuations. The Company may elect to not make minimum royalty payments and in such case, EchoCath can make the license non-exclusive or cancel the license and return the $700,000 milestone payments. The Company also purchased 280,000 shares of newly issued 5.4% cumulative convertible preferred stock of EchoCath for $1.4 million in cash. This investment is stated at cost which approximates fair value at March 31, 1997.

7.  Supplemental Statement of Cash Flow Information:

Supplemental Noncash Investing and Financing Activities:
Cash paid for interest was $624 and $17,062 for the three months ended March 31, 1997 and 1996, respectively.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION
AND RESULTS OF OPERATIONS

The following is management's discussion of significant factors that affected the Company's interim financial condition and results of operations. This should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Form 10-KSB filed with the Securities and Exchange Commission.

This Report on Form 10-QSB contains certain statements of a forward looking nature relating to future events or the future financial performance of the Company. Such forward-looking statements are only predictions, and the actual events or results may differ materially from the results discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, risks regarding product demand, sales and marketing, the success of new product developments and clinical results as well as those discussed in "Business Considerations" of the Company's Form 10-KSB.

RESULTS OF OPERATIONS
Three months ended March 31, 1997 compared to three months ended March 31, 1996

Total revenues increased $120,120 (or 15.9%) from $755,663 to $875,723 in the three months ended March 31, 1997. Sales of the EP WorkMate increased by approximately $127,000 from $361,000 to $488,000 as the product continues to gain market acceptance after its introduction in late 1995. The Company has recently hired a domestic direct sales and marketing force to sell all of the Company's products and has undertaken
efforts   to   strengthen  its  international   distribution
network. The Company has also terminated its relationships with all of its domestic independent distributors. The Company believes that the change over from a distributor based sales force to a direct sales force had a temporary adverse effect on sales during the third and fourth quarters of 1996. However, the Company also believes that its domestic direct sales force has the potential to generate greater sales in the future than the Company had been experiencing through the use of independent distributors. The level of 1997 sales will depend significantly on sales of the EP WorkMate and the ability of the domestic direct sales force to effectively market the EP WorkMate and the Company's other products.

Cost of products sold increased $165,565 (or 46.3%) from $357,259 to $522,824. Gross profit on product sales for 1996 was $398,404 (or 52.7% as a percentage of product sales), as compared with $352,899 (or 40.3%) for 1997. The decrease in gross profit percentage was partially due to increased labor and manufacturing overhead expenses at ProCath as the Company prepares to commence manufacturing of the ALERT products and due to discounts on sales of the EP WorkMate offered to electrophysiology research centers which the Company considered important in establishing reference accounts for future sales of the EP WorkMate. During the three months ended March 31, 1996, the Company realized high gross margins on the sale of certain disposable products which were not recurring in 1997.

Sales and marketing expenses increased $585,764 (or 554.7%) from $105,592 to $764,765 and as a percentage of total revenues from 14.0% to 78.9%. Beginning in September, 1996, the Company began hiring a domestic direct sales force, including several salaried sales and marketing managers and personnel. The effort also involved increased base commissions for direct sales representatives, increased travel and lodging and convention related expenses and increased promotion expenses related to existing products. The Company expects sales and marketing expenses to increase significantly in 1997, as compared to 1996, as the direct sales force will be in place for the entire year and as product promotion associated with the direct sales effort continues to increase. It is likely that the Company will incur additional losses as a result of the increased fixed costs associated with direct sales until such time as sufficient incremental sales are generated to cover such costs. The Company cannot determine when or if that level of sales will be achieved. Further, the Company has filed a Pre-IDE application with the FDA and expects to begin clinical trials for the ALERT System during the second quarter of 1997. Although there can be no assurance of such fact, the Company anticipates that international sales of the ALERT System will begin in 1997. The Company expects to incur additional expenses as a result of the introduction of the ALERT System for sale outside of the United States. General and administrative expenses increased $85,036 (or 35.0%) from $242,872 to $327,908 and increased as a percentage of total revenues from 32.1% to 37.4%. The dollar increase was due to the hiring of additional administrative personnel, increased use of professional services, including legal fees associated with several patent filings, and increased product liability and directors and officers insurance expense. The Company expects general and administrative expense to increase in future periods due to anticipated future growth. It is anticipated, however, that these expenses will decline as a percentage of total revenues at such time as sufficient incremental sales are generated to cover such costs. The Company cannot determine when or if such incremental sales will be achieved.

Research and development expenses increased $282,201 (or 460.7%) from $61,252 to $343,453 and as a percentage of net sales from 8.1% to 39.2%. The increase was due to significant expenses incurred in connection with preparations for manufacturing of the ALERT products, including obtaining the CE Mark. The Company also realized research and development expenses related to the licensing and development of the Spire technology for placement of a flexible metallic coating on its electrophysiology catheters, hiring of additional in-house engineering and technical support personnel and increased development work on existing products, including the EP WorkMate. The Company expects that expenses related to the ALERT System will be significant in 1997 and 1998 when clinical trials are anticipated to commence. The Company also expects that other research and development expenses will increase as it continues attempts to develop new products, including ultrasound guided catheters utilizing technology licensed from EchoCath in February, 1997 and catheters utilizing the Spire technology as well as ongoing improvements to existing products.

Interest expense decreased $17,924 (or 96.6%) from $18,548 to $624. The decrease was due to the Company's repayment of $1,137,500 face amount of 1995 Debentures in June, 1996 and the repayment of the $96,350 balance plus accrued interest payable on a note incurred in connection with the acquisition of ProCath. The Company does not expect to incur material interest expense in 1997.

Interest income during the three months ended March 31, 1997 was $146,388 due to interest earned on the proceeds of the June, 1996 initial public offering. The Company expects to continue earning interest on its excess cash in future periods, but the amount of interest income will decrease as proceeds are utilized in the Company's business.

The Company incurred a net loss $895,175 (or $.12 per share based on 7,599,917 shares outstanding) in the three months ended March 31, 1997 as compared with $167,289 (or $.03 per share based on 5,789,654 shares outstanding) in the comparable period in 1996. The increase in net loss was caused by the factors discussed above.

Liquidity and Capital Resources

On June 21, 1996, the Company completed its initial public offering of 2,500,000 shares of Common Stock at a purchase price of $5.50 per share, for aggregate net proceeds of approximately $11,786,000 after deducting offering expenses.

Net cash used in operating activities for the three months ended March 31, 1997 was $931,686 as compared to $292,161 for the three months ended March 31, 1996. The net use of cash in operations during 1997 was due primarily to the Company's $895,175 net loss from operations. Accounts receivable, net, increased by $72,695 in 1997 from $671,503 to $744,198 and inventories increased by $152,055, from $626,707 to $778,762 due to increased operating volume and activity. Accounts payable and accrued expenses increased by $74,116 from $677,551 to $751,667 primarily due to increased inventory purchases and liabilities associated with development activities. Amounts payable to a related party increased by $173,685 from $85,035 to $161,571 due to the receipt of a shipment of products close to the end of the quarter.

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

Capital expenditures, net of disposals, were $439,435 during the three months ended March 31, 1997 as compared to $18,245 in the three month period ended March 31, 1996. In February, 1997, ProCath purchased approximately 7,500 square feet of manufacturing, administrative and warehouse space, including 2,500 square feet of space that was under lease by ProCath, for an aggregate purchase price of approximately $386,000, including certain transaction costs. The purchase will allow for the expansion of ProCath's manufacturing operations, provide for additional warehousing, shipping and quality assurance activities and relocation of ProCath's administrative offices. The lease on ProCath's remaining 2,500 square feet of space expires in November, 1997 and will not be renewed. The Company also purchased a new exhibition booth for use at industry trade shows during 1997.

In 1995, the Company purchased a $100,000 note receivable payable by Falfab L.L.C., a United Kingdom angioplasty catheter manufacturer ("Falfab"), accruing interest at 8% and maturing on July 15, 1996. The Company became aware that Falfab would be unable to repay such indebtedness and wrote-off the $100,000 note receivable in March, 1996.

During the three months ended March 31, 1996, the Company issued 166,667 shares of common stock for $500,000 in cash, or $3.00 per share, and collected a $50,000 note receivable.

The Company plans to finance its capital needs principally from existing capital resources, which the Company believes will be sufficient to fund its operations through 1997. The Company expects to incur substantial expenditures to further the development and commercialization of its products. To achieve this, the Company may need to seek additional financing. There can be no assurance that additional funding will be available when needed or on terms acceptable to the Company.

PART II.  OTHER INFORMATION
Item 6.   Exhibits and Reports on Form 8-K
          (a)  Exhibits
               The following exhibits will be filed as part of this Form 10-QSB:

          Exhibit 11.1 * Computation of Earnings Per Share
          Exhibit 27   * Financial Data Schedule (SEC only)
                       * Filed herewith

          (b)  Reports on Form 8-K
               No reports on Form 8-K were filed during the quarter ended March 31, 1997

                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         EP MEDSYSTEMS, INC.
                        (Registrant)


Date: May 8, 1997   By:   /s/  David A. Jenkins
                               David A. Jenkins,
                    President and Chief Executive Officer

                    By:   /s/  James J. Caruso
                               James J. Caruso,
                    Vice President and Chief Financial
                    Officer
                    (Principal Financial and Accounting
                    Officer)



                    EXHIBIT INDEX

Exhibit                                              Method of
Number       Description of Exhibit                  Filing

11.1         * Statement regarding Calculation       EDGAR
               of Shares Used in Computing
               Net Loss Per Share

27           * Financial Data Schedule (SEC only)    EDGAR

             * Filed herewith



                                                Exhibit 11.1
                     EP MEDSYSTEMS, INC.
       STATEMENT OF COMPUTATION OF EARNINGS PER SHARE

                                       Three Months Ended
                                           March 31,
                                      1996           1997
Net loss                         $     167,289  $     895,175

Weighted average shares outstanding:
Common stock (1)                     4,518,667      7,599,917
Stock options (2) (3)                  909,055        --
Warrants      (2) (3)                  361,932        --
                                     5,789,654      7,599,917

Historical net loss per share    $       (.03)  $       (.12)


(1) 260,167 shares of common stock were issued within 12 months preceding the filing of the registration statement at prices lower than the initial public offering price. Pursuant to Staff Accounting Bulletin No. 83 such shares have been included in the weighted average number of shares outstanding for the three month periods ended March 31, 1996.

(2) Options and warrants at 909,055 and 361,932, respectively, were granted at prices below the initial public offering price. The dilutive effect of these options have been included in the earnings per share calculation using the treasury stock method in accordance with SAB No. 83 for the three month period ended March 31, 1996.

                                     Options        Warrants
Options issued within one year       1,324,000        568,750
Proceeds from exercise           $   2,282,200  $   1,137,500
Public offering price                  / $5.50        / $5.50
Treasury stock                         414,945        206,818
Incremental shares                     909,055        361,932

(3) Options and warrants have been excluded from the calculation of earnings per share for the three months ended
March 31, 1997, because they are anti-dilutive.