Form 10QSB
period 1997-06-30
EP MEDSYSTEMS INC
filed 1997-08-14
CIK 1012394

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC  20549
                         FORM 10-QSB

(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended:     June 30, 1997

                         OR

 ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________  to  ________

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

Registrant's telephone number, including area code:
(973) 691-6400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. X Yes    No

Indicate  the number of shares outstanding of  each  of  the
issuer's   classes  of  common  stock,  as  of  the   latest
practicable  date:   Common Stock, no par  value,  7,599,917
shares outstanding at August 8, 1997.

             EP MEDSYSTEMS, INC. AND SUBSIDIARY
         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART 1.  -- FINANCIAL INFORMATION                         Page

  Item 1.  Financial Statements

  Consolidated Balance Sheets at June 30, 1997
  (unaudited) and December 31, 1996                          3

  Consolidated Statements of Operations for the three        4
  months ended June 30, 1997 and 1996 (unaudited)

  Consolidated Statements of Operations for the six
  months ended June 30, 1997 and 1996 (unaudited)            5

  Consolidated Statements of Cash Flows for the six
  months ended June 30, 1997 and 1996 (unaudited)            6

  Notes to Consolidated Financial Statements
  (unaudited)                                             7-10

  Item 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations          10-18


PART II  -- OTHER INFORMATION

  Item 5.  Other information                                18

  Item 6.  Exhibits and Reports on Form 8-K                 19

  Signatures                                                19

  Exhibit Index                                             20

  Exhibit 11.1 - Computation of Earnings per Share          21




PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements
             EP MEDSYSTEMS, INC. AND SUBSIDIARY
                 CONSOLIDATED BALANCE SHEETS
                                          December 31,     June 30,
ASSETS                                         1996          1997
Current assets:                                           unaudited
   Cash and cash equivalents              $  5,491,857  $  1,038,981
   Short-term investments                    1,794,553     1,000,000
   Accounts receivable, net                    671,503       590,773
   Inventories                                 626,707     1,490,497
   Prepaid and other current assets            185,761       338,952
                                             ---------     ---------
          Total current assets               8,770,381     4,459,203
                                             ---------     ---------
Long-term investments                        3,001,222     3,200,734
Investment in EchoCath, Inc.                    --         1,400,000
Property and equipment, net                    181,385       630,525
Intangible assets, net                         615,861       581,485
Other assets                                    31,000        87,697
                                            ----------    ----------
          Total assets                    $ 12,599,849  $ 10,359,644
                                            ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                       $     238,764  $     692,559
   Payables due to related party                 85,035        125,321
   Accrued expenses                             438,787        301,253
   Deferred revenue                              42,938         44,125
   Customer deposits                            103,999         97,113
                                                -------      ---------
          Total liabilities                     909,523      1,260,371
                                                -------      ---------
Commitments and contingencies
Shareholders' equity (deficit):
Preferred Stock, no par value, 5,000,000
shares authorized, no shares issued and
outstanding                                     --             --
Common stock, $.001 stated value,
 25,000,000 shares authorized, 7,599,917
 7,599,917 shares issued and outstanding          7,600          7,600
Additional paid-in capital                   16,743,014     16,743,014
Accumulated deficit                         (5,060,288)    (7,651,341)
                                            -----------    -----------
   Total shareholders' equity (deficit)      11,690,326      9,099,273
                                            -----------    -----------
Total liabilities and shareholders'
equity (deficit)                          $  12,599,849  $  10,359,644
                                             ==========     ==========
    The accompanying notes are an integral part of these statements.

             EP MEDSYSTEMS, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF OPERATIONS
                         (unaudited)

                                     For the Three Months Ended
                                         June 30,      June 30,
                                           1996          1997
                                         -------        -------
Product sales                        $   569,032        409,914
Revenue from catheter development        250,000            -
                                         -------        -------
      Total revenues                     819,032        409,914
                                         -------        -------

Operating costs and expenses:
 Cost of products sold                   308,547        368,584
 Sales and marketing expenses            163,597        784,670
 General and administrative expenses     279,791        434,932
 Research and development expenses        98,020        594,187
 Write-off of other assets                 7,500            -
 Write-off of value of 1995 Warrants
   on retirement of 1995 Debentures       46,497            -
                                        --------    -----------
      Loss from operations              (84,920)    (1,772,459)
                                        --------    -----------

Interest expense                          19,933            624
Interest income                         (10,460)       (77,206)
                                        --------    -----------
      Net loss                       $  (94,393)    (1,695,877)
                                        ========    ===========

Net loss per share                   $    (0.02)         (0.22)
                                          ======         ======
Weighted average shares outstanding    5,930,046      7,599,917
                                       =========      =========

    The accompanying notes are an integral part of these statements.

                              4

             EP MEDSYSTEMS, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF OPERATIONS
                         (unaudited)

                                         For the Six Months Ended
                                          June 30,        June 30,
                                            1996            1997
                                          ---------       ---------
Product sales                        $    1,324,695  $    1,285,637
Revenue from catheter development           250,000           -
                                          ---------       ---------
     Total revenues                  $    1,574,695  $    1,285,637
                                          ---------       ---------
Operating costs and expenses:
  Cost of products sold                     665,806         891,408
  Sales and marketing expenses              269,189       1,476,026
  General and administrative expenses       560,092         793,962
  Research and development expenses         159,272         937,640
  Write off of other assets                 107,500            -
  Write-off of value of 1995 Warrants
    on retirement of 1995 Debentures         46,497            -
                                            --------      ----------
     Loss from operations                  (233,661)     (2,813,399)
                                            -------       ---------
Interest expense                             38,481           1,248
Interest income                             (10,460)       (223,594)
                                           ---------     -----------
     Net loss                        $     (261,682)  $  (2,591,053)
                                           =========     ===========
Net loss per share                   $       (0.04)  $       (0.34)
                                             ======          ======
Weighted average shares outstanding       5,860,229       7,599,917
                                          =========       =========

    The accompanying notes are an integral part of these statements.

                              5

              EP MEDSYSTEMS, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (unaudited)
                                              For the Six Months Ended
                                               June 30,      June 30,
                                                1996           1997
Cash flows from operating activities:          ---------    -----------
  Net loss                                 $   (261,682)  $ (2,591,053)
  Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
  Depreciation and amortization                  84,412         93,853
  Write-off of other assets                     107,500           -
  Amortization of premium or discount on
    long-term and short-term investments           -            28,078
  Write-off of value of 1995 Warrants on
    retirement of 1995 Debentures                 46,497           -
Changes in assets and liabilities:
(Increase) decrease in accounts receivable      (607,015)       80,730
Decrease (increase) in inventories                16,986      (863,790)
Decrease (increase) in prepaid and other
current assets                                     9,438      (153,191)
Decrease (increase) in intangible and
other assets                                      26,837       (56,695)
Increase in due to related party                 126,378         40,286
Increase in accounts payable                         306        453,795
(Decrease) in accrued expenses, deferred
revenue and customer deposits                   (94,589)      (143,233)
                                               ---------    -----------
Net cash used in operating activities          (544,932)    (3,111,220)
                                               ---------    -----------
Cash flows from investing activities:
Investment in EchoCath, Inc.                        -       (1,400,000)
Maturities of held to maturity investments          -          487,096
Proceeds from sale of available for sale
securities                                          -           79,866
Capital expenditures, net of disposals          (20,911)      (508,618)
Loan to Falfab                                   (7,500)           -
                                               ---------    -----------
Net cash used in investing activities           (28,411)    (1,341,656)
                                               ---------    -----------
Cash flows from financing activities:
Repayment of debentures, net                    (62,500)         -
Net proceeds from issuance of common stock    12,843,551         -
Payment of notes payable                         (8,600)         -
                                              ----------    -----------
Net cash provided by financing activities     12,772,451         -
                                              -----------   ------------
Net increase (decrease) in cash and cash
equivalents                                   12,199,108    (4,452,876)

Cash and cash equivalents, beginning of period    34,588      5,491,857
                                              ----------    -----------
Cash and cash equivalents, end of period   $  12,233,696  $   1,038,981
                                              ==========    ===========

    The accompanying notes are an integral part of these statements.

                              6

             EP MEDSYSTEMS, INC. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (unaudited)

Note 1.    Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring adjustments) considered necessary for a fair presentation have been included.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in EP MedSystems, Inc.'s Form 10-KSB for the year ended December 31, 1996 filed with the Securities and Exchange Commission.

2.  Net Loss Per Common Share
Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the periods presented. For the three and six months ended June 30, 1997, common stock equivalents are excluded from the computation of net loss per share since their inclusion would be antidilutive. For periods prior to June 30, 1996, the weighted average number of shares is based upon Securities and Exchange Commission Staff Accounting Bulletin No. 83 ("SAB 83"). In applying SAB 83, common stock, stock options and warrants issued during the twelve months preceding the initial public offering at prices below the initial public offering price, have been included in the Company's loss per share computation, using the treasury stock method, even though they were antidilutive. Stock options issued prior to the twelve months preceding the initial filing of the initial public offering are excluded as they are antidilutive.

In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). This Statement establishes standards for computing and presenting earnings per share and applies to publicly traded common stock or potential common stock. SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997 and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share. The Company will adopt this statement for its year ended December 31, 1997. The impact of SFAS 128 on the calculation of net loss per share is not expected to be material.

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

During the six months ended June 30, 1996, the holders of $1,025,000 face amount of long term debt (the "1995
Debentures") elected to exercise warrants (the "1995 Warrants") to purchase 512,500 shares of common stock at $2.00 per share in lieu of receiving cash repayment of the debentures. On June 30, 1996, the Company repaid the remaining outstanding 1995 Debentures in the face amount of $112,500 in cash. During July and August, 1996, the holders of the remaining 1995 Warrants to purchase 56,250 shares of common stock at $2.00 per share. Upon repayment of the 1995 Debentures, the Company recorded a write-off of $46,497, representing the unamortized value placed on the 1995 Warrants issued in connection with the 1995 Debentures.

4.   Inventories
Inventories consist of the following:
                                    December 31,     June 30
                                        1996           1997
                                    ------------   -----------
     Raw materials                  $ 173,936      $   212,617
     Work in progress                  11,456           10,423
     Finished goods                   441,315        1,267,457
                                      -------        ---------
                                    $ 626,707      $ 1,490,497
                                      -------        ---------

5.   ProCath Building Purchase
During February, 1997, the Company purchased approximately 7,500 square feet of manufacturing, administrative and warehouse space, including 2,500 square feet of space that was leased by the Company's ProCath subsidiary, for an aggregate purchase price of approximately $370,000, including certain transaction costs. The Company is in the process of completing improvements to the space to prepare it for its intended use. The estimate for completion of the improvements is approximately $72,000. The purchase will allow for the expansion of the existing manufacturing operations, provide for additional warehousing, shipping and quality assurance activities and relocation of ProCath's administrative offices.

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

The agreement calls for the Company to make payments totaling $700,000, in four installments, as certain development milestones and initial sales are achieved on the EchoMark and EchoEye technologies. Terms of the license call for a royalty on net sales, including minimum royalties of $120,000 beginning in 1999 and increasing to $400,000 in 2005 and thereafter for the life of the applicable patents and continuations. The Company may elect to not make minimum royalty payments and in such case, EchoCath can make the license non-exclusive or cancel the license and return the $700,000 milestone payments. The Company also purchased 280,000 shares of newly issued 5.4% cumulative convertible preferred stock of EchoCath for $1.4 million in cash. The preferred stock is not a registered security traded on a public exchange and therefore its fair value is not readily determinable. Accordingly, the shares are stated at historical cost. Management has evaluated the security for impairment and as a result of this review, management believes that there is no impairment at June 30, 1997.

7.  Supplemental Statement of Cash Flow Information:
Supplemental Noncash Investing and Financing Activities:
During the six months ended June 30, 1996, the holders of $1,025,000 face amount of long term debt (the "1995
Debentures") elected to exercise warrants (the "1995 Warrants") to purchase 512,500 shares of common stock at $2.00 per share in lieu of receiving cash repayment of the debentures.

Cash paid for interest was $624, $1,248, $19,933, and $38,481 for the three and six months ended June 30, 1997 and 1996, respectively.

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

This Report on Form 10-QSB contains certain statements of a forward looking nature relating to future events or the future financial performance of the Company. Such forward-looking statements are only predictions, and the actual events or results may differ materially from the results discussed in the forward looking statements. The words "believe", "expect", "anticipate", and similar expressions identify forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, risks regarding product demand, sales and marketing, the success of new product developments and clinical results as well as those discussed in the following paragraphs and in "Business Considerations" of the Company's Form 10-KSB filed with the SEC. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date of this report. EP MedSystems undertakes no obligation to publicly release the results of any revisions to these forward looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of anticipated events.

OVERVIEW
The Company was formed in January, 1993 to develop, manufacture, market and sell a range of electrophysiology products used to diagnose, monitor and treat certain cardiac disorders. Since inception, the Company has acquired certain technology and related assets as well as certain marketing rights, has developed new products and has introduced or begun marketing various electrophysiology
products,   including  the  EP  WorkMate   electrophysiology
workstation, the EP-3 computerized electrophysiology stimulator and diagnostic electrophysiology catheters. To date, these products have generated limited revenue and the Company has accumulated a deficit of $7.65 million as of June 30, 1997.

The Company has also developed the ALERT System, which uses a proprietary electrode catheter to deliver measured, variable, low energy electrical impulses directly to the inside of the heart in order to convert atrial fibrillation to a normal heart rhythm. Although there can be no assurance of such fact, the Company anticipates that it will make a limited market release of the ALERT System for European sales during the second half of 1997. In order for the Company to market the ALERT System in the United States, the Company must obtain clearance approval from the FDA. The
Company has filed a Pre-IDE application with the FDA and expects to file an IDE during the second half of 1997. Upon receipt of FDA approval of the IDE submission, the Company expects to begin clinical trials. At the earliest, the Company does not anticipate filing a PMA application for the ALERT System for at least six months, and does not anticipate receiving a PMA for any such system until at least one to three years after such PMA application is accepted for filing, if at all.

The Company expects its operating losses to continue as it will expend substantial funds for research and development, clinical trials in support of regulatory approvals, increased manufacturing capacity and expansion of sales and marketing activities.

RESULTS OF OPERATIONS
Three months ended June 30, 1997 compared to three months ended June 30, 1996

Total revenues decreased $409,118 (or 50.0%) from $819,032 to $409,914 in the three months ended June 30, 1997. The decrease in sales in the second quarter of 1997 resulted from lower than expected sales of the EP WorkMate caused, in part, by a delay in the release of a software update and a new catheter interface box. Shipments of the new features are expected to begin during the third quarter of 1997 and all existing EP WorkMate customers will be upgraded to the new components. Beginning in September, 1996, the Company began hiring a domestic direct sales and marketing force to sell all of the Company's products and has undertaken efforts to strengthen its international distribution network. The Company terminated its relationships with all of its domestic independent distributors. During 1997, the Company has added several sales representatives, clinical engineers and support personnel in Europe. The Company believes that the change over from a distributor based sales force to a direct sales force has had a temporary adverse effect on sales. However, the Company also believes that its domestic direct sales force has the potential to generate greater sales in the future than the Company had been experiencing through the use of independent distributors. The level of 1997 sales will depend significantly on sales of the EP WorkMate and the ability of the domestic direct sales force to effectively market the EP WorkMate and the Company's other products. During the three months ended June 30, 1996, the Company recorded revenue of $250,000 from the development of catheter technology for a third party which was not recurring in 1997.

Cost of products sold increased $60,037 (or 19.5%) from $308,547 to $368,584. Gross profit on product sales for the three months ended June 30, 1996 was $260,485 (or 45.8% as a percentage of product sales), as compared with $41,330 (or 10.0%) for 1997. The decrease in gross profit percentage was due to lower sales of the EP WorkMate and increased labor and fixed manufacturing overhead expenses at ProCath as the Company prepares to commence manufacturing of the ALERT products. During the three months ended June 30, 1996, the Company realized high gross margins on the sale of certain disposable products which were not recurring in 1997.

Sales and marketing expenses increased $621,073 (or 379.6%) from $163,597 to $784,670 and as a percentage of total revenues from 20.0% to 191.4%. Beginning in September, 1996, the Company began hiring a domestic direct sales force, including several salaried sales and marketing managers and personnel. The effort also involved increased base commissions for direct sales representatives, increased travel and convention related expenses and increased promotion expenses related to existing products. The Company expects sales and marketing expenses to increase significantly in 1997, as compared to 1996, as the direct sales force will be in place for the entire year and as product promotion associated with the direct sales effort continues to increase. It is likely that the Company will incur additional losses as a result of the increased fixed costs associated with direct sales until such time as sufficient incremental sales are generated to cover such costs. The Company cannot determine when or if that level of sales will be achieved. Further, the Company has filed a Pre-IDE application with the FDA and expects to file an IDE and to begin clinical trials for the ALERT System during the second half of 1997. Although there can be no assurance of such fact, the Company anticipates that it will make a limited market release of the ALERT System for European sales during the second half of 1997. The Company expects to incur additional sales and marketing expenses as a result of the introduction of the ALERT System for sale outside of the United States.

General and administrative expenses increased $155,141 (or 55.4%) from $279,791 to $434,932 and increased as a percentage of total revenues from 34.2% to 106.1%. The dollar increase was due to the hiring of additional administrative personnel, increased use of professional services, and increased product liability and directors and officers insurance expense. The Company expects general and administrative expense to increase in future periods due to anticipated future growth. It is anticipated, however, that these expenses will decline as a percentage of total revenues at such time as sufficient incremental sales are generated to cover such costs. The Company cannot determine when or if such incremental sales will be achieved.

Research and development expenses increased $496,167 (or 506.2%) from $98,020 to $594,187 and as a percentage of net sales from 12.0% to 145.0%. The increase was due to significant expenses incurred in connection with preparations for manufacturing of the ALERT products, including obtaining the CE Mark. The Company also realized research and development expenses related to the licensing and development of technology for placement of a flexible metallic coating on its electrophysiology catheters, preliminary development efforts of ultrasound guided products, hiring of additional in-house engineering and technical support personnel and increased development work on existing products, including the EP WorkMate. The Company expects that expenses related to the ALERT System will be significant in 1997 and 1998, when clinical trials are anticipated to commence. The Company also expects that other research and development expenses will increase as it continues attempts to develop new products, including ultrasound guided catheters and catheters utilizing the flexible electrode technology as well as ongoing improvements to existing products.

Interest expense decreased $19,309 from $19,933 to $624. The decrease was due to the Company's repayment of $1,137,500 face amount of 1995 Debentures in June, 1996, the repayment of the balance of a note incurred in connection with the acquisition of ProCath and the balance of a $50,000 short term note. The Company does not expect to incur material interest expense in 1997.

Interest income during the three months ended June 30, 1997 was $77,206 due to interest earned on the proceeds of the June, 1996 initial public offering. The Company expects to continue earning interest on its excess cash in future periods, but the amount of interest income will decrease as proceeds are utilized in the Company's business.

The Company incurred a net loss of $1,695,877 (or $.22 per share based on 7,599,917 shares outstanding) in the three months ended June 30, 1997 as compared with $94,363 (or $.02 per share based on 5,930,046 shares outstanding) in the comparable period in 1996. The increase in net loss was caused by the factors discussed above.

RESULTS OF OPERATIONS
Six months ended June 30, 1997 compared to six months ended
June 30, 1996

Total revenues decreased $289,058 (or 18.4%) from $1,574,695 to $1,285,637 in the six months ended June 30, 1997. The decrease in sales for the six month period ended June 30, 1997 resulted from lower than expected sales of the EP WorkMate caused, in part, by a delay in the release of a software update and a new catheter interface box. Shipments of the new features are expected to begin during the third quarter of 1997 and all existing EP WorkMate customers will be upgraded to the new components. Beginning in September, 1996, the Company began hiring a domestic direct sales and marketing force to sell all of the Company's products and has undertaken efforts to strengthen its international distribution network. The Company terminated its relationships with all of its domestic independent distributors. During 1997, the Company has added several sales representatives, clinical engineers and support personnel in Europe. The Company believes that the change over from a distributor based sales force to a direct sales force had a temporary adverse effect on sales. However, the Company also believes that its domestic direct sales force has the potential to generate greater sales in the future than the Company had been experiencing through the use of independent distributors. The level of 1997 sales will depend significantly on sales of the EP WorkMate and the ability of the domestic direct sales force to effectively market the EP WorkMate and the Company's other products.
During the six months ended June 30, 1996, the Company recorded revenue of $250,000 from catheter development for a third party which was not recurring in 1997.

Cost of products sold increased $225,602 (or 33.9%) from $665,806 to $891,408. Gross profit on product sales for the six months ended June 30, 1996 was $658,889 (or 49.7% as a percentage of product sales), as compared with $394,229 (or 30.7%) for 1997. The decrease in gross profit percentage was partially due to lower sales of the EP WorkMate in the second quarter of 1997 and increased labor and fixed manufacturing overhead expenses at ProCath as the Company prepares to commence manufacturing of the ALERT products. During the six months ended June 30, 1996, the Company realized high gross margins on the sale of certain disposable products which were not recurring in 1997.

Sales and marketing expenses increased $1,206,837 (or 448.3%) from $269,189 to $1,476,026 and as a percentage of total revenues from 17.1% to 114.8%. Beginning in September, 1996, the Company began hiring a domestic direct sales force, including several salaried sales and marketing managers and personnel. The effort also involved increased base commissions for direct sales representatives, increased travel and lodging and convention related expenses and increased promotion expenses related to existing products. The Company expects sales and marketing expenses to increase significantly in 1997, as compared to 1996, as the direct sales force will be in place for the entire year and as product promotion associated with the direct sales effort continues to increase. It is likely that the Company will incur additional losses as a result of the increased fixed costs associated with direct sales until such time as sufficient incremental sales are generated to cover such costs. The Company cannot determine when or if that level of sales will be achieved. Further, the Company has filed a Pre-IDE application with the FDA and expects to file an IDE and begin clinical trials for the ALERT System during the second half of 1997. Although there can be no assurance of such fact, the Company anticipates that it will make a limited market release of the ALERT System for European sales during the second half of 1997. The Company expects to incur additional sales and marketing expenses as a result of the introduction of the ALERT System for sale outside of the United States.

General and administrative expenses increased $233,870 (or 41.8%) from $560,092 to $793,962 and increased as a percentage of total revenues from 35.6% to 61.8%. The dollar increase was due to the hiring of additional administrative personnel, increased use of professional services, and increased product liability and directors and officers insurance expense. The Company expects general and administrative expense to increase in future periods due to anticipated future growth. It is anticipated, however, that these expenses will decline as a percentage of total revenues at such time as sufficient incremental sales are generated to cover such costs. The Company cannot determine when or if such incremental sales will be achieved.

Research and development expenses increased $778,368 (or 488.7%) from $159,272 to $937,640 and as a percentage of net sales from 10.1% to 72.9%. The increase was due to significant expenses incurred in connection with preparations for manufacturing of the ALERT products, including obtaining the CE Mark. The Company also realized research and development expenses related to the technology for placement of a flexible metallic coating on its electrophysiology catheters, preliminary development efforts of ultrasound guided products, hiring of additional in-house engineering and technical support personnel and increased development work on existing products, including the EP WorkMate . The Company expects that expenses related to the ALERT System will be significant in 1997 and 1998 when clinical trials are anticipated to commence. The Company also expects that other research and development expenses will increase as it continues attempts to develop new products, including ultrasound guided catheters utilizing technology licensed from EchoCath in February, 1997 and catheters utilizing the flexible electrode technology as well as ongoing improvements to existing products.

Interest expense decreased $37,233 from $38,481 to $1,248. The decrease was due to the Company's repayment of $1,137,500 face amount of 1995 Debentures in June, 1996, the repayment of the balance of a note incurred in connection with the acquisition of ProCath and the balance of a $50,000 short term note. The Company does not expect to incur material interest expense in 1997.

Interest income during the six months ended June 30, 1997 was $223,594 due to interest earned on the proceeds of the June, 1996 initial public offering. The Company expects to continue earning interest on its excess cash in future periods, but the amount of interest income will decrease as proceeds are utilized in the Company's business.

The Company incurred a net loss of $2,591,053 (or $.34 per share based on 7,599,917 shares outstanding) in the six months ended June 30, 1997 as compared with $261,682 (or $.04 per share based on 5,860,229 shares outstanding) in the comparable period in 1996. The increase in net loss was caused by the factors discussed above.

Liquidity and Capital Resources

On June 21, 1996, the Company completed its initial public offering of 2,500,000 shares of Common Stock at a purchase price of $5.50 per share, for aggregate net proceeds of approximately $11,786,000 after deducting offering expenses.

Net cash used in operating activities for the six months ended June 30, 1997 was $3,111,220 as compared to $544,932 for the six months ended June 30, 1996. The net use of cash in operations during 1997 was due primarily to the Company's $2,591,053 net loss from operations. Accounts receivable, net, decreased by $80,730 in 1997 from $671,503 to $590,773 due to lower second quarter 1997 sales. Inventories increased by $863,790, from $626,707 to $1,490,497 due to the purchase of components to manufacture the ALERT Companion and ALERT Catheter in preparation for clinical trials and the expected limited market release in Europe. The Company will be required to provide the ALERT Companion to clinical centers participating in the trials. Inventory of EP WorkMate and EP-3 Stimulators increased as a result of a delay in the release of a software update and a new catheter interface box. Shipments of the new features are expected to begin during the third quarter of 1997 and all existing EP WorkMate customers will be upgraded to the new components. Prepaid expenses and other current assets includes new company and product brochures, prepaid trade show fees, prepaid insurance and value added tax, customs and duties on the import of EP WorkMate systems into the United Kingdom for demonstration and evaluation by potential customers. Accounts payable and accrued expenses increased by $316,261 from $677,551 to $993,812 due to increased inventory purchases and accrued liabilities associated with development activities. Amounts payable to a related party increased by $40,286 from $85,035 to $125,321 due increased purchases of products from HiTronics Designs Inc.

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

Capital expenditures, net of disposals, were $508,618 during the six months ended June 30, 1997 as compared to $20,911 in the six month period ended June 30, 1996. In February, 1997, ProCath purchased approximately 7,500 square feet of manufacturing, administrative and warehouse space, including 2,500 square feet of space that was under lease by ProCath, for an aggregate purchase price of approximately $370,000, including certain transaction costs. The Company is in the process of completing improvements to the space to prepare it for its intended use. The estimate for completion of the improvements is approximately $72,000. The purchase will allow for the expansion of ProCath's manufacturing operations, provide for additional warehousing, shipping and quality assurance activities and relocation of ProCath's administrative offices. The Company also purchased a new exhibition booth for use at industry trade shows during 1997. The Company does not have any material capital commitments at this time.

In 1995, the Company purchased a $100,000 note receivable payable by Falfab L.L.C., a United Kingdom catheter manufacturer ("Falfab"), accruing interest at 8% and maturing on July 15, 1996. During 1996, the Company advanced an additional $7,500 to Falfab. Falfab was unable to repay such indebtedness and the Company wrote-off the $107,500 note receivable in 1996.

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

The Company plans to finance its capital needs principally from existing capital resources, which the Company believes will be sufficient to fund its operations through the next twelve months. The Company expects to incur substantial expenditures to further the development and commercialization of its products. To achieve this, the Company may need to seek additional financing. There can be no assurance that additional funding will be available when needed or on terms acceptable to the Company.

PART II.     OTHER INFORMATION

Item 5.  Other information.

Additional Factor That May Impact Future Operations -
Clinical Trials

In order for the Company to market the ALERT System in the United States, the Company must obtain clearance approval from the FDA. The Company has filed a Pre-IDE application with the FDA and expects to file an IDE during the second half of 1997. Upon receipt of FDA approval of the IDE submission, the Company expects to begin clinical trials. Clinical data is needed in order to demonstrate the safety and efficacy of this products under applicable FDA regulatory guidelines. There can be no assurance that the ALERT or any of the Company's other products under development will prove to be safe and effective in clinical trials under applicable United States or international regulatory guidelines or that additional modifications to the Company's products will not be necessary. In addition, the clinical trials may identify significant technical or other obstacles to be overcome prior to obtaining necessary regulatory or reimbursement approvals.

If the ALERT System does not prove to be safe and effective in clinical trials or if the Company is otherwise unable to commercialize the product successfully, the Company's business, financial condition and results of operations could be materially adversely affected.

The Company anticipates that the ALERT System clinical trial will be completed by early calendar 1998. At the conclusion of the clinical trials, the Company plans to file a PMA application for approval to market the ALERT System in the United States. At the earliest, the Company does not anticipate receiving a PMA for any such system until at least one to three years after such PMA application is accepted for filing, if at all.

Item 6.         Exhibits and Reports on Form 8-K


    (a)  Exhibits
         The following exhibits will be filed as
         part of this Form 10-QSB:
         Exhibit 11.1 *      Computation of Earnings Per Share
         Exhibit 27 *        Financial Data Schedule (SEC only)
         * Filed herewith

    (b)  Reports on Form 8-K
         No reports on Form 8-K were filed during the quarter ended June 30, 1997


                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 EP MEDSYSTEMS, INC.
                                          (Registrant)

Date: August 14, 1997       By:  /s/  David A. Jenkins
                                      David A. Jenkins,
                                 President and Chief Executive Officer

                            By:  /s/  James J. Caruso
                                      James J. Caruso,
                                 Vice President and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)





                             19

                    EXHIBIT INDEX

Exhibit
Number     Description of Exhibit               Method of Filing
           * Statement regarding Calculation    EDGAR
11.1       of Shares Used in Computing
           Net Loss Per Share

           * Financial Data Schedule            EDGAR
27         (SEC only)

           * Filed herewith






























                             20
                                                Exhibit 11.1
                     EP MEDSYSTEMS, INC.
       STATEMENT OF COMPUTATION OF EARNINGS PER SHARE

                       Six Months Ended          Three Months Ended
                           June 30,                   June 30,
                       1996          1997         1996         1997
                     --------     ---------      -------     ---------
Net loss          $   261,862  $  2,591,053   $   94,393  $  1,695,877
                      =======     =========       ======     =========

Weighted average shares outstanding:
Common stock (1)    4,589,242     7,599,917    4,659,059     7,599,917
Stock options (2)(3)  909,055        --          909,055        --
Warrants (2)(3)       361,932        --          361,932        --
                    ---------     ---------    ---------     ---------
                    5,860,229     7,599,917    5,930,046     7,599,917
                    =========     =========    =========     =========
Historical net
loss per share    $     (.04)  $      (.34)  $     (.02)  $      (.22)
                        =====         =====        =====         =====

(1) 260,167 shares of common stock were issued within 12 months preceding the filing of the registration statement at prices lower than the initial public offering price. Pursuant to Staff Accounting Bulletin No. 83 such shares have been included in the weighted average number of shares outstanding for the three and six month periods ended June 30, 1996.

(2) Options and warrants at 909,055 and 361,932, respectively, were granted at prices below the initial public offering price. The dilutive effect of these options have been included in the earnings per share calculation using the treasury stock method in accordance with SAB No. 83 for the three and six month periods ended June 30, 1996.

                               Options        Warrants
                               -------        --------
   Options issued within      1,324,000        568,750
   one year                   ---------        -------

   Proceeds from exercise   $ 2,282,200  $   1,137,500
   Public offering price        / $5.50        / $5.50
                              ---------      ---------
   Treasury stock               414,945        206,818
                              ---------      ---------
   Incremental shares           909,055        361,932
                              =========      =========

(3) Options and warrants have been excluded from the calculation of earnings per share for the three and six months ended June 30, 1997, because they are anti-dilutive.