Form 10QSB
period 1997-09-30
EP MEDSYSTEMS INC
filed 1997-11-14
CIK 1012394

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC  20549
                         FORM 10-QSB

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended:  September 30, 1997
                       OR
 ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________  to  ________

              Commission File Number:   0-28260

                     EP MEDSYSTEMS, INC.
  (Exact name of small business issuer as specified in its
                          charter)

New Jersey                               22-3212190
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

100 Stierli Court, Mt. Arlington, New Jersey      07856
(Address of principal executive offices)          (Zip Code)

Issuer's telephone number, including area code:(973)398-2800

58 Route 46 West, Budd Lake, NJ 07828
(Former address of issuer)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   X   Yes      No

State  the  number  of shares outstanding  of  each  of  the
issuer's  classes  of  common  equity,  as  of  the   latest
practicable  date:   Common Stock, no par  value,  7,599,917
shares outstanding at October 31, 1997.

Transitional Small Business Disclosure Format
Yes       No  X
PART I. -- FINANCIAL INFORMATION
Item 1.  Financial Statements
            EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
                                        December 31,    September 30
ASSETS                                      1996            1997
Current assets:                                         (unaudited)
   Cash and cash equivalents           $   5,491,857  $      890,700
   Short-term investments                  1,794,553       2,478,309
   Accounts receivable, net                  671,503       1,421,928
   Inventories                               626,707       1,494,084
   Prepaid expenses and other current assets 185,761         287,782
                                           ---------       ---------
          Total current assets             8,770,381       6,572,803
Long-term investments                      3,001,222         --
Investment in EchoCath, Inc.                 --            1,400,000
Property and equipment, net                  181,385         662,177
Intangible assets, net                       615,861         582,604
Other assets                                  31,000         133,344
                                          ----------       ---------
          Total assets                 $  12,599,849  $    9,350,928
                                          ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                    $     238,764  $      564,001
   Payables due to related party              85,035         152,226
   Accrued expenses                          438,787         399,964
   Deferred revenue                           42,938          39,063
   Customer deposits                         103,999          75,322
                                             -------       ---------
          Total liabilities                  909,523       1,230,576
                                             -------       ---------
Commitments and contingencies
Shareholders' equity (deficit):
   Preferred Stock, no par value,
     5,000,000 shares authorized, no
     shares issued and outstanding           --              --
   Common stock, $.001 stated value,
     25,000,000 shares authorized,
     7,599,917 and 7,599,917
     shares issued and outstanding             7,600           7,600
   Additional paid-in capital             16,743,014      16,743,014
   Accumulated deficit                   (5,060,288)     (8,630,262)
                                         -----------     -----------
          Total shareholders' equity      11,690,326       8,120,352
                                         -----------     -----------
Total liabilities and shareholders'
equity                                 $  12,599,849  $    9,350,928
                                          ==========       =========

    The accompanying notes are an integral part of these statements.


            EP MEDSYSTEMS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS
                         (UNAUDITED)

                                            For the Three Months
                                                    Ended
                                         September 30,  September 30,
                                             1996          1997

Product sales                           $    433,461  $   1,321,013
Revenue from catheter development             -              -
                                             -------      ---------
          Total revenues                     433,461      1,321,013
                                             -------      ---------
Operating costs and expenses:
   Cost of products sold                     270,959        654,010
   Sales and marketing expenses              178,372        850,563
   General and administrative expenses       273,665        340,035
   Research and development expenses         211,537        520,468
                                           ---------    -----------
          Loss from operations             (501,072)    (1,044,063)

Interest expense                             (5,757)          (624)
Interest income                              173,488         65,768
                                           ---------      ---------
          Net loss                      $  (333,341)  $   (978,919)
                                           =========      =========
Net loss per share                      $      (.04)  $       (.13)
                                               =====          =====
Weighted average shares outstanding        7,581,167      7,599,917
                                          ==========      =========
 The  accompanying notes are an integral  part  of these statements.



            EP MEDSYSTEMS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS
                         (UNAUDITED)

                                          For the Nine Months Ended
                                        September 30,   September 30,
                                             1996          1997
                                        ------------ --------------
Product sales                           $  1,758,156  $   2,606,650
Revenue from catheter development            250,000         -
                                           ---------      ---------
          Total revenues                $  2,008,156  $   2,606,650
                                           ---------      ---------
Operating costs and expenses:
   Cost of products sold                     936,765      1,545,418
   Sales and marketing expenses              447,560      2,326,589
   General and administrative expenses       831,021      1,133,998
   Research and development expenses         370,809      1,458,109
   Write off of other assets                 107,500         -
   Write-off of value of 1995 Warrants
   on retirement of 1995 Debentures           49,232         -
                                           ---------    -----------
          Loss from operations             (734,731)    (3,857,464)

Interest expense                            (44,238)        (1,872)
Interest income                              183,948        289,362
                                           ---------    -----------
          Net loss                      $  (595,021)  $ (3,569,974)
                                           =========    ===========
Net loss per share                      $      (.09)  $       (.47)
                                               =====          =====
Weighted average shares outstanding        6,491,235      7,599,917
                                           =========      =========

 The  accompanying notes are an integral  part  of these statements.



            EP MEDSYSTEMS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)

                                             For the Nine Months Ended
                                             September 30,   September 30,
                                                 1996             1997
                                             --------------  -------------
Cash flows from operating activities:
Net loss                                     $    (595,021)  $ (3,569,974)
Adjustments to reconcile net income to
net cash provided by (used in) operating
activities:
Depreciation and amortization                       124,670        156,148
Write-off of other assets                           107,500         -
Amortization of premium or discount on investments     -            32,225
Write-off of value of 1995 Warrants on
retirement of 1995 Debentures                        49,232         -
Changes in assets and liabilities:
(Increase) decrease in accounts receivable        (544,308)      (750,425)
(Increase) in inventories                          (63,471)      (867,377)
Increase in prepaid and current assets             (24,738)      (102,021)
Decrease (increase) in intangible and other assets  26,837       (123,594)
(Decrease) increase in due to related party       (185,903)         67,191
(Decrease) increase in accounts payable            (94,843)        325,237
(Decrease) in accrued expenses, deferred
revenue and customer deposits                      (62,025)       (71,374)
                                                -----------    -----------
Net cash used in operating activities        $  (1,262,070)  $ (4,903,964)
                                                -----------    -----------
Cash flows from investing activities:
Investment in EchoCath, Inc.                        -          (1,400,000)
Purchase of investments                         (9,975,031)         -
Maturities of held to maturity investments          -            1,487,096
Proceeds from sale of marketable securities         -              798,145
Capital expenditures, net of disposals             (46,706)      (582,434)
Loan to Falfab                                      (7,500)         -
                                               ------------      ---------
Net cash used in investing activities        $ (10,029,237)  $     302,807
                                               ------------      ---------
Cash flows from financing activities:
Repayment of debentures, net                       (62,500)         -
Net proceeds from issuance of common stock       12,415,175         -
Payment of notes payable                          (109,250)         -
                                                 ----------      ---------
Net cash provided by financing activities    $   12,243,425  $      -
                                                 ----------      ---------
Net increase (decrease) in cash and cash            952,118    (4,601,157)
equivalents
Cash and cash equivalents, beginning of period       34,588      5,491,857
                                                    -------     ----------
Cash and cash equivalents, end of period     $      986,706  $     890,700
                                                    =======     ==========
 The accompanying notes are an integral part of these statements.

            EP MEDSYSTEMS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (UNAUDITED)

NOTE 1.    BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB.
Accordingly, they do not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring adjustments) considered necessary for a fair presentation have been included.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1996 filed with the Securities and Exchange Commission.

2.  NET LOSS PER COMMON SHARE
Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the periods presented. For the three months ended September 30, 1996 and the three and nine months ended September 30, 1997, common stock equivalents are excluded from the computation of net loss per share since their inclusion would be antidilutive. For periods prior to the Company's initial public offering, the weighted average number of shares is based upon Securities and Exchange Commission Staff Accounting Bulletin No. 83 ("SAB 83"). In applying SAB 83, common stock, stock options and warrants issued during the twelve months preceding the initial public offering at prices below the initial public offering price, have been included in the Company's loss per share computation, using the treasury stock method, even though they were antidilutive. For the nine month period ended September 30, 1996, the dilutive effect of these options has been included in the loss per share calculation through June 30, 1996, the period during which the initial public offering became effective, using the treasury stock method in accordance with SAB No. 83, even though they were anti-dilutive. Stock options issued prior to the twelve months preceding the initial filing of the initial public offering are excluded as they are antidilutive.

In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). This Statement establishes standards for computing and presenting earnings per share ("EPS") and applies to publicly traded common stock or potential common stock. SFAS replaces the presentation of primary EPS with a presentation of basic EPS and also requires dual presentation of basic and diluted EPS on the face of the statement of operations. Under the new standard, basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution. Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock, and is similar to the currently required fully diluted EPS. SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997 and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share. The Company will adopt this statement for its year ended December 31, 1997. The impact of SFAS 128 on the calculation of net loss per share is not expected to be material.

3.   ISSUANCE OF COMMON STOCK
During January, 1996, the Company sold an aggregate of 166,667 shares of Common Stock to two investors at a purchase price of $3.00 per share. The net proceeds from the sales were $500,000.

On June 21, 1996, the Company completed its initial public offering of 2,500,000 shares of Common Stock at a purchase price of $5.50 per share. The net proceeds from the offering were approximately $11,786,000 net of offering costs.

During the nine months ended September 30, 1996, the holders of $1,025,000 face amount of long term debt (the "1995 Debentures") elected to exercise warrants (the "1995 Warrants") to purchase 512,500 shares of common stock at $2.00 per share in lieu of receiving cash repayment of the debentures. On June 30, 1996, the Company repaid the remaining outstanding 1995 Debentures in the face amount of $112,500 in cash. During July and August, 1996, the holders of the remaining 1995 Warrants purchased 56,250 shares of common stock at $2.00 per share. Upon repayment of the 1995 Debentures, the Company recorded a write-off of $46,497, representing the unamortized value placed on the 1995 Warrants issued in connection with the 1995 Debentures.

4.  LONG TERM INCENTIVE PLAN
During July, 1997, the Board of Directors approved an amendment to increase the number of shares of common stock issuable under the 1995 Long Term Incentive Plan by 300,000 shares from 400,000 to 700,000. This amendment was approved by the shareholders at the Annual Meeting of Shareholders held on October 30, 1997.

5.   INVENTORIES
Inventories consist of the following:
                               December 31,    September 30
                                  1996             1997
                               ---------        ---------
     Raw materials             $ 173,936        $ 210,006
     Work in progress             11,456           12,388
     Finished goods              441,315        1,271,690
                               ---------      -----------
                               $ 626,707      $ 1,494,084
                               =========      ===========

6.   INVESTMENT SECURITIES
The Company accounts for its investment securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This Statement requires the classification of debt and equity securities based on whether the securities will be held to maturity, are considered trading securities or are available for sale. Classification within these categories may require the securities to be reported at their fair market value with unrealized gains and losses included in current earnings or reported as a separate component of stockholders' equity.

As of September 30, 1997, all of the Company's investments have been classified as available for sale. These investments are stated at market, which approximates their amortized cost, and consist of corporate bonds. The maturities of the investments range from August, 1998 to September, 2000. At December 31, 1996, certain of these investment securities were classified as held to maturity and as such, were stated at amortized cost, which approximated market.

Short-term and long-term investments held to maturity are as follows:
                                          December 31,     September 30,
                                              1996             1997
                                          -----------      ------------

 Held to maturity securities:

 Short-term investments

   U.S   government   agency obligations  $    $1,496,725    $     -

 Long-term investments

   Corporate bonds                        $    $3,001,222    $     -
                                          ---------------    ------------
 Total  held to  maturity securities      $    $4,497,947    $     -
                                          ---------------    ------------


The Company's available for sale securities are as follows:

Available for sale securities:      December 31,     September 30
                                        1996            1997
                                   ------------     ------------
   Corporate preferred stocks      $   297,828       $     -

   Corporate bonds                        -            2,478,309
                                       -------         ---------
Total available for sale securities    297,828         2,478,309
                                       =======         =========

7.   PROCATH BUILDING PURCHASE
During February, 1997, the Company purchased 7,500 square feet of manufacturing, administrative and warehouse space, including 2,500 square feet of space that was leased by the Company's ProCath subsidiary, for a purchase price of approximately $370,000, including transaction costs. The Company completed improvements to the space to prepare it for its intended use at an aggregate cost of approximately $85,000. The purchase provides for expansion of the existing manufacturing operations, additional warehousing, shipping and quality assurance activities and relocation of ProCath's administrative offices.

8.   ECHOCATH LICENSE
During February, 1997, the Company licensed certain technologies from EchoCath, Inc. ("EchoCath") in order to attempt to develop products which allow visualization of the heart's anatomy and visualization of catheters inside the heart through the use of ultrasound rather than by using fluoroscopy, or x-ray imaging. The license includes all rights to the EchoMark, EchoEye and ColorMark technologies for use in the field of electrophysiology. The license excludes use on permanently implantable defibrillators and pacemaker leads.

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

The Company also purchased 280,000 shares of newly issued 5.4% cumulative convertible preferred stock of EchoCath for $1.4 million in cash. During September, 1997, the Company became aware that EchoCath may have been having cash flow difficulties and that EchoCath could face delisting of its common stock from the NASDAQ Small Cap Stock Market if it did not maintain net equity in excess of $1,000,000.

On October 7, 1997, the Company filed a lawsuit in the United States District Court for the District of New Jersey alleging, among other things, that EchoCath made fraudulent misrepresentations and omissions in connection with the sale of $1.4 million of its preferred stock to the Company. EchoCath has not yet filed a response to the lawsuit.

On October 30, 1997, EchoCath announced that it had entered into a license and development agreement with Medtronic, Inc. which included a $1,000,000 investment by Medtronic in Class A common stock of EchoCath and an $800,000 prepayment of license fees. The Company believes that the Medtronic investment will allow EchoCath to meet the requirements for continued listing on the NASDAQ Small Cap Stock Market at this time. The agreement also provides EchoCath with $1.8 million of new working capital and may provide an opportunity to earn additional royalty or licensing income. The Company cannot determine whether this cash infusion will be sufficient to meet EchoCath's long term cash needs or whether EchoCath will recognize additional revenue or attain profitability.

The EchoCath preferred stock is not a registered security traded on a public exchange and therefore its fair value is not readily determinable. Accordingly, the shares are stated at historical cost. Management has evaluated the investment for permanent impairment and as a result of this review, management believes that there is no permanent impairment at this time. However, management will continue to evaluate the investment and may determine that a permanent impairment has occurred and that such impairment should be recorded in the future. The preferred stock is convertible, at the option of the Company, into shares of EchoCath common stock at a conversion price of $6.00 per share through 1999 and $6.50 per share thereafter. The market price for the common stock on November 7, 1997 was $4.00 per share. The Company does not anticipate converting its shares in the near future.

9.  SUPPLEMENTAL STATEMENT OF CASH FLOW INFORMATION:
Supplemental Noncash Investing and Financing Activities:
During the nine months ended September 30, 1996, the holders of $1,025,000 face amount of long term debt (the "1995 Debentures") elected to exercise warrants (the "1995 Warrants") to purchase 512,500 shares of common stock at $2.00 per share in lieu of receiving cash repayment of the debentures.

Cash paid for interest was $624 and $1,872 for the three and nine months ended September 30, 1997, respectively, and $5,757, and $60,969 during the comparable period in 1996.

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

CAUTIONARY STATEMENT
Except for the historical information contained herein, this Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-QSB, the words or phrases "believes," "anticipates," "expects," "intends," "will likely result," "estimates," "projects" or similar expressions are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements. Such forward-looking statements are only predictions, and the actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to the following: the Company's history of losses and uncertainty of profitability; the possibility that the Company may not have sufficient capital, and if additional capital is needed, that the Company may not be able to raise sufficient new capital; risks regarding demand for new and existing products, particularly the EP WorkMate and the ALERT System; the success of new product development efforts; clinical results of the ALERT System; the uncertainty as to whether the Company's products will receive approval for sale in the United States and in the event that they do receive approval, the risk that there will not be third party reimbursement available; the Company's highly competitive industry and rapid technological change within the industry and the fact that the industry is dominated by large companies with much greater resources than the Company; the reliance on key personnel; the uncertainty of patent or proprietary technology protection, particularly with respect to the ALERT System; other factors discussed in the following paragraphs; and in the Company's Form 10-KSB filed with the Securities and Exchange Commission.

The Company cautions investors and others to review the cautionary statements set forth in this report and in the Company's other reports filed with the Securities and Exchange Commission and cautions that other factors may prove to be important in affecting the Company's business and results of operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of anticipated events.

OVERVIEW
The Company was formed in January, 1993 to develop, manufacture, market and sell a range of electrophysiology products used to diagnose, monitor and treat certain cardiac disorders. Since inception, the Company has acquired certain technology and related assets as well as certain marketing rights, has developed new products and has introduced or begun marketing various electrophysiology
products,   including  the  EP  WorkMate   electrophysiology
workstation, the EP-3 computerized electrophysiology stimulator and diagnostic electrophysiology catheters. To date, these products have generated limited revenue and the Company has an accumulated deficit of $8.6 million at September 30, 1997.

The Company has also developed the ALERT System, which uses a proprietary electrode catheter to deliver measured, variable, low energy electrical impulses directly to the inside of the heart in order to convert atrial fibrillation to a normal heart rhythm. In order for the Company to market the ALERT System in the United States, the Company must obtain clearance approval from the FDA. The Company has received conditional approval from the FDA to begin clinical trials of the ALERT and expects to begin trials of the ALERT System at three U.S. centers in the fourth quarter of 1997. At the earliest, the Company does not anticipate filing a PMA application for the ALERT System for at least six months, and does not anticipate receiving a PMA for any such system until at least one to three years after such PMA application is accepted for filing, if at all. During September, 1997, the Company received approval from its notified body to label the ALERT System with a CE Mark. This designation allows the Company to initiate sales of the ALERT System in the European Community and the Company expects to make a limited market release of the ALERT System for European sales.

The Company has identified the diagnosis and treatment of atrial fibrillation ("atrial fib") as a primary focus for its ongoing development efforts. Atrial fib is the most prevalent type of abnormal heart rhythm, estimated to afflict up to 2,500,000 people in the United States and an estimated 160,000 new cases develop each year. Although not immediately life threatening, atrial fib has now been linked to a significantly increased risk of stroke. The American Heart Association estimates that 15% of all strokes in the United States occur in people with atrial fib, with published reports that stroke is twice as likely to be fatal in patients with atrial fib. In patients over the age of 65, atrial fib is reported to quadruple the risk of stroke.

Although treatment of atrial fib varies from patient to patient, the treatment goals remain constant: (1) restore and maintain normal heart rhythm, (2) control the ventricular heart rate and (3) prevent stroke. The Company believes that the ALERT System provides numerous advantages over current therapies for cardioversion or restoring normal heart rhythm.

There  can  be  no  assurance  that  any  of  the  Company's development projects will be successful or that if development is successful, that the products will generate any sales. The Company expects its operating losses to continue in the near future as it will continue to expend substantial funds for research and development, clinical trials in support of regulatory approvals, increased manufacturing capacity and expansion of sales and marketing activities. The amount and timing of future losses will be dependent upon, among other things, increased sales of the Company's existing products, clinical trials, regulatory approval and market acceptance of the ALERT System and developmental, regulatory and market success of new products under development.

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE
MONTHS ENDED SEPTEMBER 30, 1996

Total revenues increased $887,552 (or 205%) from $433,461 to $1,321,013 in the three months ended September 30, 1997 as compared to the comparable period in 1996. The increase in sales in the third quarter of 1997 resulted primarily from increased sales of the EP WorkMate, which represented 70% of total revenues during the three month period. Shipments of the EP WorkMate incorporating several improved features began during the third quarter of 1997 which may have contributed to the increased level of sales. Delays in the introduction of these features may have contributed to lower than expected sales in the quarter ended June 30, 1997. Accordingly, the Company believes that a portion of the increase in sales for the three months ended September 30, 1997 was attributable to the unavailability of the upgrades in the second quarter. The Company believes that the EP WorkMate is the most technologically advanced and easy to use EP workstation on the market. Sales of the EP WorkMate represented 38% of total revenue during the three month period ended September 30, 1996.

The level of sales during the fourth quarter of 1997, as well as fiscal 1998 and beyond, will depend materially on the ability of the Company's domestic direct sales force and network of international independent distributors to effectively market and sell the EP WorkMate and the Company's other products.

Cost of products sold increased $383,051 (or 141%) from $270,959 to $654,010. Gross profit on product sales for the three months ended September 30, 1997 was $667,003 (or 50.5% as a percentage of product sales), as compared with $162,502 (or 37.5%) for 1996. The increase in gross profit percentage was due to increased sales of the EP WorkMate during 1997 which has yielded a higher gross margin than other product lines. During the three months ended September 30, 1996, the Company realized high gross margins on the sale of certain disposable products which were not recurring in 1997.

Sales and marketing expenses increased $672,191 (or 376.8%) from $178,372 to $850,563 and as a percentage of total revenues from 41.1% to 65.3%. Beginning in September, 1996, the Company began hiring a domestic direct sales force, including several salaried sales and marketing managers and personnel. The effort also involved increased base commissions for direct sales representatives, increased travel and convention related expenses and increased promotion expenses related to existing products. The Company believes that a domestic direct sales force will generate higher sales in the future than the Company would have generated through the use of a domestic network of independent distributors. During this period, the Company also expended substantial funds in an effort to improve its network of international independent distributors.

Although there can be no assurance of such fact, the Company expects to make a limited market release of the ALERT System for European sales. The Company expects to incur additional sales and marketing expenses as a result of the introduction of the ALERT System for sale outside of the United States.

The Company expects sales and marketing expenses to increase significantly in the fourth quarter of 1997, as compared to fourth quarter of 1996, as the direct sales force will be in place for the entire year and as product promotion associated with the direct sales effort and international independent distribution network continues. Sales and marketing expenses for 1998 are also expected to increase, but not by as much as the increase realized in 1997. It is likely that the Company will incur additional losses as a result of the increased fixed costs associated with direct sales until such time as sufficient incremental sales are generated to cover such costs. The Company cannot determine when or if that level of sales will be achieved.

General and administrative expenses increased $66,370 (or 24.3%) from $273,665 to $340,035 and decreased as a percentage of total revenues from 63.1% to 26.1%. The dollar increase was due to, among other things, the hiring of additional administrative personnel and increased product liability and directors and officers insurance expense incurred during 1997. The Company expects general and administrative expense to increase in future periods due to anticipated future growth. It is anticipated, however, that these expenses may decline as a percentage of total revenues at such time as sufficient incremental sales are generated to cover such costs. The Company cannot determine when or if such incremental sales will be achieved.

Research and development expenses increased $308,931 (or 146%) from $211,537 to $520,468 and decreased as a percentage of net sales from 48.8% to 40.0%. The dollar increase was due to significant expenses incurred in connection with preparations for manufacturing of the ALERT products, including obtaining the CE Mark and preparing submissions to the FDA. The Company also realized research and development expenses related to the licensing and development of technology for placement of a flexible metallic coating on its electrophysiology catheters, preliminary development efforts of ultrasound guided products, hiring of additional in-house engineering and technical support personnel and increased development work on existing products, including the EP WorkMate. The Company expects that expenses related to the ALERT System will be significant in the fourth quarter of 1997 and during 1998, when clinical trials are expected to be ongoing. The Company also expects that other research and development expenses will increase as it continues attempts to develop new products, including ultrasound guided catheters and catheters utilizing the flexible electrode technology as well as ongoing improvements to existing products and other development projects which may arise.

Interest expense decreased from $5,757 to $624. The decrease was due to the Company's repayment of $1,137,500 face amount of 1995 Debentures in June, 1996, the repayment of the balance of a note incurred in connection with the acquisition of ProCath and the balance of a $50,000 short term note. The Company does not expect to incur material interest expense in 1997.

Interest income decreased from $173,488 to $65,768. The decrease was due to the utilization of the proceeds of the Company's June, 1996 initial public offering. The Company expects to continue earning interest on its investments in future periods, but the amount of interest income will decrease as proceeds of the initial public offering continue to be utilized in the operation of the Company's business.

The Company incurred a net loss of $978,919 (or $.13 per share based on 7,599,917 shares outstanding) in the three months ended September 30, 1997 as compared with $333,341 (or $.04 per share based on 7,581,167 shares outstanding) in the comparable period in 1996. The increase in net loss was caused by the factors discussed above.

RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS
ENDED SEPTEMBER 30, 1996

Total revenues increased $598,494 (or 29.8%) from $2,008,156 to $2,606,650 in the nine months ended September 30, 1997. The increase in sales for the nine month period ended September 30, 1997 resulted primarily from increased sales of the EP WorkMate, which represented 59% of total revenues during the period. Shipments of the EP WorkMate incorporating several improved features began during the third quarter of 1997, which may have contributed to the increased level of sales. The Company believes that the EP WorkMate is the most technologically advanced and easy to use EP workstation on the market. Sales of the EP WorkMate represented 34% of total revenue during the nine months ended September 30, 1996. During the nine months ended September 30, 1996, the Company recorded revenue of $250,000 from catheter development for a third party which was not recurring in 1997.

The level of sales during the fourth quarter of 1997, as well as fiscal 1998 and beyond, will depend materially on sales of the EP WorkMate and the ability of the Company's direct sales force and network of international independent distributors to effectively market and sell the EP WorkMate and the Company's other products.

Cost of products sold increased $608,653 (or 65.0%) from $936,765 to $1,545,418 in the nine months ended September 30, 1997. Gross profit on product sales for the nine months ended September 30, 1996 was $821,391 (or 46.7% as a percentage of product sales), as compared with $1,061,232 (or 40.7% as a percentage of product sales) for 1997. The Company realized an increase in gross profit during 1997 due to higher sales of the EP WorkMate which has yielded a higher gross margin than other product lines. This increase was offset by increased labor and manufacturing overhead expenses at ProCath incurred as the Company prepares to commence manufacturing of the ALERT System. During the nine months ended September 30, 1996, the Company realized high gross margins on the sale of certain disposable products which were not recurring in 1997.

Sales and marketing expenses increased $1,879,029 (or 419.8%) from $447,560 to $2,326,589 and as a percentage of total revenues from 22.2% to 89.9%. Beginning in September, 1996, the Company began hiring a domestic direct sales force, including several salaried sales and marketing managers and personnel. The effort also involved increased base commissions for direct sales representatives, increased travel and lodging and convention related expenses and increased promotion expenses related to existing products. The Company believes that a domestic direct sales force will generate higher sales in the future than the Company would have generated through the use of a network of domestic independent distributors. During this period, the Company also expended substantial funds in an effort to improve its network of international independent distributors.

Although there can be no assurance of such fact, the Company expects to make a limited market release of the ALERT System for European sales. The Company expects to incur additional sales and marketing expenses as a result of the introduction of the ALERT System for sale outside of the United States.

The Company expects sales and marketing expenses to increase significantly in the fourth quarter of 1997, as compared to fourth quarter of 1996, as the direct sales force will be in place for the entire year and as product promotion associated with the direct sales effort and international independent distribution network continues. Sales and marketing expenses for 1998 are also expected to increase, but not by as much as the increase realized in 1997. It is likely that the Company will incur additional losses as a result of the increased fixed costs associated with direct sales until such time as sufficient incremental sales are generated to cover such costs. The Company cannot determine when or if that level of sales will be achieved.

General and administrative expenses increased $302,977 (or 36.5%) from $831,021 to $1,133,998 and increased as a percentage of total revenues from 41.4% to 43.4%. The dollar increase was due to the hiring of additional administrative personnel, increased product liability and directors and officers insurance expense and other costs associated with operating as a publicly traded company. The Company expects general and administrative expense to increase in future periods due to anticipated future growth. It is anticipated, however, that these expenses will decline as a percentage of total revenues at such time as sufficient incremental sales are generated to cover such costs. The Company cannot determine when or if such incremental sales will be achieved.

Research and development expenses increased $1,087,300 (or 293%) from $370,809 to $1,458,109 and as a percentage of net sales from 18.5% to 56.4%. The increase was due to significant expenses incurred in connection with preparations for manufacturing of the ALERT products, including obtaining the CE Mark and filings with the FDA. The Company also realized research and development expenses related to the technology for placement of a flexible metallic coating on its electrophysiology catheters, preliminary development efforts of ultrasound guided products, hiring of additional in-house engineering and technical support personnel and increased development work on existing products, including EP WorkMate. The Company expects that expenses related to the ALERT System will be significant in the fourth quarter of 1997 and during 1998, when clinical trials are expected to be ongoing. The Company also expects that other research and development expenses will increase as it continues attempts to develop new products, including ultrasound guided catheters and catheters utilizing the flexible electrode technology as well as ongoing improvements to existing products and other development projects which may arise.

Interest expense decreased from $44,238 to $1,872. The decrease was due to the Company's repayment of $1,137,500 face amount of 1995 Debentures in June, 1996, the repayment of the balance of a note incurred in connection with the acquisition of ProCath and the balance of a $50,000 short term note. The Company does not expect to incur material interest expense in 1997.

Interest income increased from $183,948 to $289,362 due to interest earned on the proceeds of the Company's June, 1996 initial public offering for a nine month period during 1997 as compared to a three month period following completion of the offering in June, 1996. The Company expects to continue earning interest on its cash investments in future periods, but the amount of interest income will decrease as proceeds continue to be utilized in the operation of the Company's business.

The Company incurred a net loss of $3,569,974 (or $.47 per share based on 7,599,917 shares outstanding) in the nine months ended September 30, 1997 as compared with $595,021 (or $.09 per share based on 6,491,235 shares outstanding) in the comparable period in 1996. The increase in net loss was caused by the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

On June 21, 1996, the Company completed its initial public offering of 2,500,000 shares of Common Stock at a purchase price of $5.50 per share, for aggregate net proceeds of approximately $11,786,000 after deducting offering expenses.

Net cash used in operating activities for the nine months ended September 30, 1997 was $4,903,964 as compared to $1,262,070 for the nine months ended September 30, 1996. The net use of cash in operations during 1997 was due primarily to the Company's $3,569,974 net loss from operations. Accounts receivable, net, increased by $750,425 in 1997 from $671,503 to $1,421,928 due to higher third quarter 1997 sales. Inventories increased by $867,377 from $626,707 to $1,494,084 due to the purchase of components to manufacture the ALERT Companion and ALERT Catheter in preparation for clinical trials and the expected limited market release in Europe. Inventory of EP WorkMate and EP-3 Stimulators also increased in 1997. Prepaid expenses and other current assets includes new product brochures, prepaid trade show fees, prepaid insurance and costs associated with the importation of EP WorkMate systems into the United Kingdom for demonstration and evaluation by potential customers. Accounts payable and accrued expenses increased by $286,414 from $677,551 to $963,965 due to increased inventory purchases and accrued liabilities associated with development activities. Amounts payable to a related party increased by $67,191 from $85,035 to $152,226 due to a large purchase of products from HiTronics Designs Inc. near the end of the third quarter of 1997.

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

The Company may elect not to make minimum royalty payments and, in such case, EchoCath has the option to make the license non-exclusive or cancel the license and return the $700,000 milestone payments. The Company also purchased 280,000 shares of newly-issued EchoCath 5.4% cumulative convertible preferred stock for $1.4 million in cash. The Company's $1.4 million investment was intended to fund continuing development of EchoCath products, including the EchoMark and EchoEye technology. Upon successful completion of its development projects, the Company may introduce ultrasound technology into its electrophysiology catheter line although there can be no assurance that the Company will be successful in this effort. See Note 8 to the Consolidated Financial Statements and Part II. Item 1. Legal Proceedings for additional discussion of the EchoCath investment.

Capital expenditures, net of disposals, were $582,434 during the nine months ended September 30, 1997 as compared to $46,706 in the nine month period ended September 30, 1996. In February, 1997, ProCath purchased 7,500 square feet of manufacturing, administrative and warehouse space, including 2,500 square feet of space that was under lease by ProCath, for a purchase price of approximately $370,000, including transaction costs. The Company completed improvements to the space to prepare it for its intended use at an approximate cost of $85,000. The purchase will allow for the expansion of ProCath's manufacturing operations, provide for additional warehousing, shipping and quality assurance activities and relocation of ProCath's administrative offices. The Company also purchased a new exhibition booth for use at industry trade shows during 1997. The Company does not have any material capital commitments at this time.

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

The Company expects its operating losses to continue in the near future as it will continue to expend substantial funds for research and development, clinical trials in support of regulatory approvals, increased manufacturing capacity and expansion of sales and marketing activities. The amount and timing of future losses will be dependent upon, among other things, increased sales of the Company's existing products, clinical approval and market acceptance of the ALERT System and developmental, regulatory and market success of new products under development. There can be no assurance that any of the Company's development projects will be successful or that if development is successful, that the products will generate any sales.

The Company plans to finance its capital needs principally from existing capital resources for the next twelve months. However, in the event that sufficient additional sales are not generated to offset increased operating costs, the Company may be required to raise additional funds through public or private financing or other arrangements to supplement existing capital resources. There can be no assurance that such additional funds, if needed, will be available on terms acceptable to the Company, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may be costly and involve restrictive covenants. The failure of the Company to raise capital when needed could have a material adverse effect on the Company's business, financial condition and results of operations.

ADDITIONAL FACTOR THAT MAY IMPACT FUTURE OPERATIONS -
CLINICAL TRIALS

In order for the Company to market the ALERT System in the United States, the Company must obtain clearance approval from the FDA. The Company has received conditional approval from the FDA of its IDE to begin clinical trials in the United States. The Company expects to begin clinical trials in the fourth quarter of 1997. Clinical data is needed in order to demonstrate the safety and efficacy of this product under applicable FDA regulatory guidelines. There can be no assurance that the ALERT System or any of the Company's other products under development will prove to be safe and effective in clinical trials under applicable United States or international regulatory guidelines or that additional modifications to the Company's products will not be necessary. In addition, the clinical trials may identify significant technical or other obstacles to be overcome prior to obtaining necessary regulatory or reimbursement approvals.

If the ALERT System does not prove to be safe and effective in clinical trials or if the Company is otherwise unable to commercialize the product successfully, the Company's business, financial condition and results of operations could be materially adversely affected.

The Company anticipates that the ALERT System clinical trials will be completed by early to mid calendar year 1998. At the conclusion of the clinical trials, the Company plans to file a PMA application for approval to market the ALERT System in the United States. At the earliest, the Company does not anticipate receiving a PMA for any such system until at least one to three years after such PMA application is accepted for filing, if at all.


PART II.     OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On October 7, 1997, the Company filed a lawsuit in the United States District Court for the District of New Jersey alleging, among other things,that EchoCath made fraudulent misrepresentations and omissions in connection with the sale of 280,000 shares of 5.4% cumulative convertible preferred stock to the Company in February, 1997. EchoCath has not yet filed its response to the lawsuit. For a further discussion of the Company's investment in EchoCath, see Note 8 to the consolidated financial statements.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Effective date of the Company's
registration statement                    June 21, 1996

Commission file number                    333-3642

Date the offering commenced               June 21, 1996

Name of managing underwriter              Pacific Growth Equities

Class of securities registered            Common Stock

Number of shares registered and sold          2,500,000

Aggregate price of offering amount
registered and sold                         $13,750,000
Underwriter's      discounts      and          $962,500
commissions
Finder's fees                                         0
Expenses paid to or for underwriters            $50,000
Other expenses (1)                             $951,500
     Total expenses                          $1,964,000
Net offering proceeds                       $11,786,000

Use of net offering proceeds:
Purchase of plant and equipment                 659,000
Investment in EchoCath, Inc.                  1,400,000
Product development (2)                       2,155,000
Sales, marketing & administration (2)         4,465,000
Working capital (2)                             344,000
Repayment of indebtedness                       285,000

Short term investments                        2,478,000


(1) Does not include any direct or indirect payments to directors or officers of the issuer or their associates; to persons owning ten (10) percent or more of any class of equity securities of the issuer;
or to affiliates of the issuer.

(2)  This amount represents a reasonable estimate.





















ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On  October 30, 1997, the Company held its Annual Meeting of
Shareholders  for  the year ended December  31,  1996.   The
matters voted upon by the security holders were:

(1) To elect five directors of the Company to serve until the next Annual Meeting of Shareholders or until their respective successors shall have been duly elected and qualified:

     For the election of Directors     For      Against   Abstain
                                    ---------   -------   -------
        David A. Jenkins            5,600,176      0       6,000
        David W. Mortara            5,600,176      0       6,000
        Lestor J. Swenson           5,600,176      0       6,000
        Jon A. Tietbohl             5,600,176      0       6,000
        Anthony J. Varrichio        5,600,176      0       6,000

(2)  To approve an amendment to the 1995 Long Term Incentive
     Plan to increase the number of shares which may be issued thereunder by 300,000 from 400,000 to 700,000:

                                       For      Against   Abstain
                                    ---------   -------   -------
     For the amendment to the Plan  4,886,026   503,850    6,000


(3) To ratify the selection of Arthur Andersen LLP, independent public accountants, as auditors for the Company for the fiscal year ending December 31, 1997:

                                          For      Against   Abstain
                                       ---------   -------   -------
     For the ratification of auditors  5,600,176      0       6,000












ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


  (a)  Exhibits
           The following exhibits will be filed as part of this Form 10-QSB:

           Exhibit 3.1   Amended and Restated Certificate of Incorporation (1)
           Exhibit 3.2   Bylaws, as amended (1)
           Exhibit 11.1  Statement of Computation of Earnings Per Share
           Exhibit 27    Financial Data Schedule (SEC only)

  (b)  Reports on Form 8-K
           No reports on Form 8-K were filed during the quarter ended September 30, 1997.

       (1) Previously filed and incorporated by reference to the exhibit of the same number filed with the Company's Form SB-2 Registration
           Statement(Registration No. 333-3642).




                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                EP MEDSYSTEMS, INC.
                                         (Registrant)

Date: November 13,1997     By:  /s/  David A. Jenkins
                                     David A. Jenkins
                                President and Chief Executive Officer

                           By:  /s/  James J. Caruso
                                     James J. Caruso
                                Vice President and Chief Financial Officer
                                (Principal Financial and Accounting Officer)




                    EXHIBIT INDEX

Exhibit
Number          Description of Exhibit               Method of Filing
-----------     --------------------------------     ----------------

Exhibit 3.1     Amended and Restated Certificate
                of Incorporation                     (1)

Exhibit 3.2     Bylaws, as amended                   (1)

Exhibit 11.1    Statement of Computation of
                Earnings per Share                   EDGAR

Exhibit 27      Financial Data Schedule              EDGAR
                (SEC only)

                (1)Previously filed and incorporated by reference
                   to the exhibit of the same number filed
                   with the Company's Form SB-2 Registration
                   Statement (Registration No. 333-3642).

















                                                Exhibit 11.1
                     EP MEDSYSTEMS, INC.
       STATEMENT OF COMPUTATION OF EARNINGS PER SHARE

                         Nine Months Ended          Three Months Ended
                           September 30,              September 30,
                        1996          1997          1996         1997
                    -----------  -------------  -----------  -----------
Net loss            $ (595,021)  $ (3,569,974)  $ (333,341)  $ (978,919)

Weighted average shares outstanding:
Common stock (1)      5,648,566      7,599,917    7,581,167    7,599,917
Options (2)(3)          602,707        --            --           --
Warrants (2) (3)        239,962        --            --           --
                      ---------      ---------    ---------   ----------
                      6,491,235      7,599,917    7,581,167    7,599,917
                      =========      =========    =========   ==========
Historical net
loss per share      $     (.09)  $       (.47)  $     (.04)  $     (.13)
                          =====          =====        =====        =====

(1) 260,167 shares of common stock were issued within 12 months preceding the filing of the registration statement at prices lower than the initial public offering price. Pursuant to Staff Accounting Bulletin No. 83 such shares have been included in the weighted average number of shares outstanding for the three and nine month periods ended September 30, 1996.

(2) Options and warrants at 909,055 and 361,932, respectively, were granted at prices below the initial public offering price. For the nine month period ended September 30, 1996, the dilutive effect of these options have been included in the loss per share calculation through June 30, 1996, the period during which the initial public offering became effective, using the treasury stock method in accordance with SAB No. 83, even though they were anti-dilutive.

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
                                       =========      =========

(3) Options and warrants have been excluded from the calculation of earnings per share for the three months ended
September  30,  1996  and the three and  nine  months  ended
September 30, 1997, because they are anti-dilutive.