Form 10KSB
period 1997-12-31
EP MEDSYSTEMS INC
filed 1998-03-31
CIK 1012394

U.S. SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549
                         FORM 10-KSB
     (Mark one)
 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     FOR THE FISCAL YEAR ENDED: December 31, 1997

     TRANSITION REPORT UNDER  SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM             TO

              Commission file number   0-28260

                          EP MedSystems, Inc.
 (Name of small business issuer as specified in its charter)

          New Jersey                         22-3212190
(State or other jurisdiction of incorporation)
(IRS Employer Identification No.)

100 Stierli Court, Mount Arlington, NJ        07856
(Address of principal executive offices)    (Zip code)

Issuer's telephone number:  (973) 398-2800

Securities  registered under Section 12(b) of  the  Exchange Act:  None

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer had revenues of $4,013,782 for the fiscal year ended December 31, 1997.

The aggregate market value of the issuer's outstanding voting stock held by non-affiliates on March 19, 1998, based on the closing sale price of its common stock on the Nasdaq National Market on such date, was approximately $ 11.4 million.

As  of  March  19,  1998,  there were outstanding  7,599,917 shares of the registrant's Common Stock, no par value, stated value $.001 per share.

Transitional Small Business Disclosure Format (check one)
     Yes       X      No

Forward Looking Statements
In addition to historical information, this Form 10-KSB contains forward-looking statements relating to such matters
as   anticipated  financial  and  operational   performance,
business prospects, technological developments, results of clinical trials, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for
forward-looking   statements.  EP  MedSystems,   Inc.   (the
"Company") notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. When used in
this   Form   10-KSB,  the  words  or  phrases   "believes,"
"anticipates," "expects," "intends," "will likely result," "estimates," "projects" or similar expressions are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements. Such forward-looking statements are only predictions, and the actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those matters discussed herein in the
sections  entitled "Item 1 - Business,"   "Item  3  -  Legal
Proceedings" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" particularly the subsection of such Item 7 entitled "Factors That May Impact Future Operations."

The Company cautions readers to review the cautionary statements set forth in this report and in the Company's other reports filed with the Securities and Exchange Commission and cautions that other factors may prove to be important in affecting the Company's business and results of operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this report.

Trademarks and Tradenames
ProCath, ALERT, ALERT System and ALERT Catheter are registered trademarks of the Company. EP MedSystems, ALERT Companion, EP WorkMate, EP-2, EP-3 and PaceBase are trademarks of the Company. This Form 10-KSB includes tradenames and trademarks of companies other than the Company. EchoEye, EchoMark and ColorMark are, to the Company's knowledge, trademarks of EchoCath, Inc.



                           PART I

Item 1.  Description of Business
EP MedSystems, Inc. designs, manufactures and markets a broad-based line of products for the cardiac electrophysiology ("EP") market for the purpose of diagnosing, monitoring, managing and treating irregular heartbeats known as arrhythmias. This product line includes the EP WorkMate, a computerized monitoring and analysis workstation (the "EP WorkMate"), the EP-3 computerized electrophysiology stimulator (the "EP-3 Stimulator" or "EP-3") and the PaceBase/TeleTrace III receiver, an integrated ECG monitoring device and computerized transmission system for automation of pacemaker and arrhythmia follow-up testing and data archiving. The Company's product line also includes diagnostic electrophysiology catheters, temporary pacing catheters and related disposable supplies.

The Company has identified the diagnosis and treatment of atrial fibrillation as a primary focus for its ongoing development efforts. Atrial fibrillation is the most prevalent type of abnormal heart rhythm, estimated to afflict over 2,000,000 people in the United States with an estimated 160,000 new cases developing each year. Although not immediately life threatening, atrial fibrillation has been linked to a significantly increased risk of stroke. The American Heart Association estimates that 15% of all strokes in the United States occur in people with atrial fibrillation, with published reports that stroke is twice as likely to be fatal in patients with atrial fibrillation. In patients over the age of 65, atrial fibrillation is reported to quadruple the risk of stroke. In this regard, the Company has developed a new product for internal cardioversion of atrial fibrillation known as the ALERT System (the "ALERT System"), which uses a patented electrode catheter to deliver measured, variable, low energy electrical impulses directly to the inside of the heart in order to convert atrial fibrillation to a normal heart rhythm.

The Company was incorporated in New Jersey in January, 1993. The Company's principal offices are located at 100 Stierli Court, Mount Arlington, NJ 07856, and its telephone number is 973-398-2800. Unless the context requires otherwise, references to the Company include EP MedSystems, Inc. and its wholly owned subsidiaries ProCath Corporation ("ProCath") and EP MedSystems UK Ltd. ("EP MedSystems UK").

Background

The Heart and its Function
The heart, whose function is to pump blood through the body's circulatory system, is divided into four chambers, two upper chambers, the atria, and two lower chambers, the ventricles. At rest, a healthy heart typically beats between 50 and 100 times per minute. Each normal heartbeat is the result of electrical impulses generated at the heart's natural pacemaker, the sinoatrial ("SA") node, which is located near the top of the right atrium. With each heartbeat, an electrical impulse travels down and across the atria, causing them to contract. This contraction in turn sends blood into the ventricles, the heart's primary pumping chambers. The electrical impulse then passes through the atrioventricular ("AV") node, located between the atria and the ventricles. After a brief delay, the impulse continues down the bundle branches and back up and across the Purkinje fibers within the ventricles. The ventricles then contract, pumping blood throughout the body's circulatory system. When the normal electrical rhythm of the heart is disturbed, its pumping activity can be adversely affected and life-threatening complications can result. Such abnormal episodes are known as arrhythmias.

Atrial Fibrillation
Atrial fibrillation, a form of arrhythmia, is a disorganized quivering of the upper chambers of the heart that results from aberrant conduction of electrical signals within the atria. This quivering leads to an ineffective and uncoordinated pumping of the heart, which often reduces cardiac output by up to 30% and causes impaired blood flow to the brain. In some patients, atrial fibrillation can lead to an uncontrolled ventricular heart rate, precipitating a life-threatening situation. Although patients with atrial fibrillation can be asymptomatic, most suffer from shortness of breath, palpitations, dizziness, fainting, or reduced tolerance to exercise and the activities of daily living. Atrial fibrillation is a significant cause of mortality and morbidity, particularly from thromboembolism and stroke. Each year approximately 75,000 strokes in the U.S. are related to atrial fibrillation with published reports of up to 70% of such patients dying or suffering severe neurological deficit.

The Company believes that more than 2,000,000 Americans are currently afflicted with atrial fibrillation and an estimated 160,000 new cases develop each year. Generally, atrial fibrillation is related to underlying cardiac disease, including congestive heart failure, coronary artery disease, hypertension and rheumatic heart disease, but it may also occur in patients with otherwise normal hearts. Atrial fibrillation is most commonly found in the elderly. It affects up to 5% of the population in the U.S. over the age of 60. It is the leading cause of arrhythmia-related hospitalizations and, in 1994, comprised the primary diagnosis for approximately 300,000 hospitalized patients, more than all other types of arrhythmia combined. In 1993, more than 1.2 million patients who were hospitalized for other reasons were found to have, or to have developed, atrial fibrillation during their hospitalization.

Atrial fibrillation also develops in the period following open heart surgery in which the atria can suffer temporary trauma. Although usually a temporary phenomenon encountered in the days following surgery, atrial fibrillation in open heart surgery patients is often dangerous and requires immediate intervention. The Company believes that over 450,000 open heart procedures are performed annually in the United States. The Company estimates that up to 30% of patients undergoing open heart surgery develop atrial fibrillation in the post-operative period. These patients are either treated with external cardioversion or, in order to avoid the additional trauma associated with external cardioversion, are left untreated. Patients who undergo open heart surgery typically have temporary pacing wires affixed to the outside of the heart near the end of the procedure in order to regulate their heartbeat post-operatively. These wires are threaded from the heart through the chest wall and outside the body, where they can remain for several days until pulled from their sewn-in position on the heart. Also during open heart surgery, a SwanGanz catheter is typically placed in the pulmonary artery to monitor blood pressure. This catheter can also remain in place for several days during the post-operative period.

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

Patients who have undergone successful external cardioversion are frequently placed on a course of antiarrhythmic drug therapy to maintain normal heart rhythm. While external cardioversion is highly effective in terminating atrial fibrillation, without antiarrhythmic drug therapy, a majority of patients revert back to atrial fibrillation within one year of external cardioversion. With antiarrhythmic drug therapy, the percentage of patients reverting to atrial fibrillation decreases. The greatest percentage of recurrences occur within the first six months. Despite these recurrence rates and the trauma and cost associated with high energy external cardioversion, this treatment method remains a commonly employed first-line therapy and atrial fibrillation patients often require multiple external cardioversions.

Products
The Company develops, markets, sells and services a broad based, integrated line of electrophysiology products used to monitor, analyze, diagnose and treat cardiac arrhythmias. The Company's products can be separated by function into the following categories described below.

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

The Company believes that atrial fibrillation occurs in up to 30% of patients during the open heart surgery post-operative period. According to published reports, atrial fibrillation occurring during the post-operative heart surgery recovery period can contribute to an extended hospital stay of up to 3 to 5 days, thereby increasing the overall cost of such surgery by as much as $20,000. Consequently, an effective, low-trauma cardioversion technique that can be deployed rapidly could have applications for open heart surgery patients. The Company believes that due to the significantly lower amounts of energy required to convert atrial fibrillation using internal cardioversion, the ALERT System could be a particularly appropriate cardioversion alternative for these patients. In addition, the ALERT System may be used to provide temporary pacing to the atria and ventricles and to monitor blood pressure in the left pulmonary artery, replacing both temporary pacing wires and Swan-Ganz catheters, and reducing the risk of infection from such devices. The Company believes the ALERT System's integration of these features into a single catheter provides significant advantages over existing treatment methods for patients who have undergone open heart surgery.

The ALERT Catheter is inserted percutaneously into a vein, often in the arm, advanced to the heart under X-ray fluoroscopy and positioned with one defibrillation electrode array in the left pulmonary artery and the other in the right atrium. Energy is then delivered in small increments between the two electrode arrays from an external energy source. During this procedure the patient is mildly sedated, but conscious. The ALERT System can also simultaneously provide temporary pacing capabilities and blood pressure monitoring in the left pulmonary artery during the procedure. The Company believes that internal cardioversion using the ALERT System will provide the following key benefits:

     - Less trauma, discomfort and risk to patients than high energy external cardioversion.
     - Higher success rate in converting patients with chronic atrial fibrillation to normal heart rhythm than with high energy external cardioversion (based on initial clinical experience).
     - Elimination of harmful side effects associated with drug therapies.
     - Can be used on an outpatient basis; general anesthesia is not required.
     - Lower overall cost per procedure than high energy external cardioversion.
     - Greater applicability for converting atrial fibrillation occurring in the days immediately following open heart surgery.
     - Combination of temporary pacing and blood pressure monitoring features with cardioversion in a single multi-purpose catheter.

The ALERT System is based on technology invented by Eckhard Alt, MD, a member of the Company's Scientific Advisory
Board. The Company has licensed the exclusive worldwide right to use the ALERT technology in the ALERT System from Dr. Alt. Three patents have been issued in the United States on the ALERT System. The Company and Dr. Alt have also filed additional patent applications and continuations for the ALERT Catheter and the ALERT Companion in the United States and internationally. See "-- Patents and Intellectual Property."

Clinical Trials
The Company believes the ALERT System is a medical device which will require pre-market approval ("PMA") from the U.S. Food and Drug Administration ("FDA") prior to marketing in the United States. The Company submitted a clinical study protocol to the FDA as part of an application for an Investigational Device Exemption ("IDE"). The FDA has approved the IDE application for the ALERT System and the Company is conducting human clinical trials at three hospitals in the United States: Duke University Medical Center, the Medical Center of the University of Alabama at Birmingham and Allegheny University of the Health Sciences in Philadelphia, PA. The Company intends to expand the trials to include additional leading atrial fibrillation research centers during 1998.

The Company hopes that the results of the ALERT clinical trials will demonstrate the safety and efficacy of the ALERT System for internal catheter based cardioversion of atrial fibrillation. The Company believes such results will be critical to obtaining approval for the ALERT System from the FDA for sale in the United States. The Company expects to complete the patient studies and file for FDA approval to sell the ALERT System in the United States within the next nine to twelve months. Approval for the ALERT System may take several years if approved at all. The Company has received approval from its notified body to label the ALERT System with a CE Mark. This designation allowed the Company to initiate sales of the ALERT System in the European Community in the fourth quarter of 1997. See " -- Government Regulation."

EP Laboratory Workstations and Stimulators (EP WorkMate, EP-
3 Stimulator)
The Company's EP WorkMate is a computerized electrophysiology workstation that monitors, displays and stores cardiac electrical activity and arrhythmia data. Electrophysiology workstations are dedicated data management systems designed specifically for use in electrophysiology procedures to view and record procedural data, facilitate data analysis and generate customized reports. The EP WorkMate offers, among other features, up to 120 recorded channels of cardiac electrical data, real-time analysis including graphical and quantitative display of such data, superior ease of use and a single keyboard for all operations. The EP WorkMate consists of a Pentium PC with integral proprietary software, a proprietary signal conditioning unit, dual 21-inch, high resolution color monitors, an optical disk or tape drive for data storage, a custom keyboard, catheter and stimulator junction box and laser printer. The EP WorkMate is typically sold with an integrated EP-3 Stimulator. In addition, each EP WorkMate has an internal modem to provide a direct link between the purchaser and the Company, facilitating field software support. The EP WorkMate is differentiated from competing products by (i) its seamless integration with the EP-3 Stimulator, (ii) its capacity to receive and display up to 120 channels of cardiac electrical data simultaneously,
(iii) its ability to process and simultaneously display both real-time and historical electrophysiology activity and (iv) its simple, user-friendly software based on a menu-driven, point-and-click interface.

The Company's EP-3 Stimulator is a computerized electrical signal generator and processor used to stimulate the heart with electrical impulses in order to locate electrical disturbances or arrhythmias. The Company believes the EP-3 is currently the only computerized electrophysiology clinical stimulator being marketed in the U.S. It features automatic synchronization and rate controls as well as the same user interface as the EP WorkMate. The EP-3 can be sold as a stand-alone electrophysiology stimulator or integrated with the EP WorkMate. If an EP-3 is added as a component to the EP WorkMate, both products can be easily operated from the EP WorkMate's keyboard or mouse. The Company believes the EP WorkMate, when integrated with the EP-3, offers the most advanced computer tools available to the electrophysiology market.

Catheter Products
The Company presently markets a full line of diagnostic electrophysiology catheters for stimulation and sensing of electrical signals during electrophysiology studies. The Company's diagnostic catheters are distinguished from competing products by their availability in various degrees of flexibility and curve shape for maximum customization to each procedure being performed. The Company offers numerous electrode/curve configurations of catheters. The Company also offers diagnostic catheters with user-formed tip shaping, allowing a physician to change the curve on the tip of a catheter before or during a procedure to conform to a patient's anatomy. Temporary pacing catheters incorporate both pacing and sensing electrodes and are used to temporarily regulate pacing of the heart, including during the period while a patient awaits permanent pacemaker implant. These catheters are available in a number of sizes with different curve shapes. The Company offers a temporary pacing catheter with a balloon tip that allows guidance of the catheter without X-ray fluoroscopy. The Company also offers disposable introducer kits that are used to aid in the insertion of catheters or pacemaker leads into a patient's venous system. The kits include a plastic introducer, guidewire, needle and syringe.

TeleTrace/PaceBase System
Patients who have undergone pacemaker or implantable cardiac defibrillator ("ICD") implantations are regularly monitored to assess the condition of the implanted device or the
status  of  an  arrhythmia.  The  Company's  TeleTrace   III
Receiver ("TeleTrace") is an integrated ECG monitoring device and computerized transmission system for automation of pacemaker and arrhythmia follow-up testing and ECGs either in a physician's office or over the telephone. TeleTrace enables an ECG to be taken over the telephone for real time or subsequent review.

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

Patents and Intellectual Property
The Company's success and ability to compete depends in part upon its ability to obtain patent protection for its existing products and those under development. The Company has filed for patents on its important inventions, has acquired patents and has entered into license agreements to obtain rights under selected patents of third parties as to technology it considers important to its business. The Company intends to file additional patents in the future in order to continue its efforts to establish, preserve and enforce protection for its proprietary technology and other intellectual property. The Company's intellectual property consist of the following:

     - An exclusive worldwide license under three issued U.S. patents, an exclusive license under one patent application pending in the European Patent Office and additional filed or licensed patent applications and continuations for the ALERT System. The license agreement provides for the Company to pay royalties equal to 5% of net sales of all products covered by the licensed technology until expiration of the last licensed patent.

     - A semi-exclusive license under an issued U.S. patent for technology to conduct temporary ventricular defibrillation. The license agreement provides for the Company to pay royalties up to a maximum of 5% of net sales of all products covered by the licensed technology until expiration of the licensed patent, with lifetime royalties limited to a maximum of $1,000,000.

     -A non-exclusive license under an issued U.S. patent for synchronization of a defibrillation shock delivered using the ALERT Companion. The license agreement provides for the Company to pay royalties equal to the greater of $200 per unit or 2% of net sales of the ALERT Companion.

     Exclusive licenses under nine issued U.S. patents and
      four foreign filings as to certain ultrasound technologies in an attempt to develop ultrasound guided electrophysiology products within the field of use. The field of use of the license covers cardiac electrophysiology except for pacemaker leads and permanently implanted defibrillation devices. The license agreement calls for a royalty on net sales of all products covered by the licensed technology, including minimum royalties beginning in 1999 and continuing for the life of the applicable patents and continuations thereof.

    A patent covering the application of conductive adhesive bands for catheter electrodes. The license agreement provides for the Company to pay royalties of 1% of net sales of all products covered by the licensed technology until expiration of the licensed patent, with lifetime royalties limited to a maximum of $1,000,000.

     Six patent applications in the United States for new catheter products, manufacturing methods or other advanced catheter technologies.

     The Company is in the process of preparing patent applications for five new products or improvements to existing products.

During February, 1997, the Company licensed certain technologies from EchoCath in order to attempt to develop products which allow visualization of the heart's anatomy and visualization of catheters inside the heart through the use of ultrasound imaging. The agreement calls for the Company to make payments totaling $700,000, in four installments, as certain development milestones and initial sales are achieved. As of March 19, 1998, none of the development milestones have been achieved. Further, the Company cannot determine if any of the development milestones will be met. Terms of the license call for a royalty on net sales, including minimum royalties beginning in 1999 and continuing for the life of the applicable patents and continuations thereof. The Company also purchased 280,000 shares of newly issued 5.4% cumulative convertible preferred stock of EchoCath for $1,400,000 in cash. (See Item 3. "Legal Proceedings.")

The Company intends to rely on a combination of patents, trade secrets, copyrights and trademarks to protect its intellectual property rights. No assurance can be given, however, that competitors will not independently develop substantially equivalent proprietary technology, or that the Company can meaningfully protect its rights in unpatented proprietary technology.

There can be no assurance that any of the Company's patent applications or applications as to which it has acquired licenses will issue as patents, or that if patents are issued that they will be of sufficient scope and strength to provide meaningful protection of the Company's technology or any commercial advantage to the Company, or that such patents will not be challenged, invalidated or circumvented in the future. Moreover, there can be no assurance that the Company's competitors, many of which have substantial resources and have made substantial investments in competing technologies, do not presently have or will not seek patents that will prevent, limit or interfere with the Company's ability to make, use or sell its products either in the U.S. or in other countries.

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

Research and Development
The electrophysiology market is characterized by rapid technological change, new product introductions and evolving industry standards. To compete effectively in this environment, the Company engages in the continuous development of products by (i) engaging in internal research and development or contracting with third parties for specific research and development projects, (ii) licensing new technology and (iii) acquiring products incorporating technology that could not otherwise be developed as quickly using internal resources.

The Company's expenditures for research and development (which includes expenditures for clinical trials, regulatory affairs and engineering) totaled approximately $2,262,169, $856,191 and $320,311 in the twelve month periods ending December 31, 1997, 1996 and 1995, respectively. During 1997, the Company's principal research and development project involved the ALERT System, including engineering and development of the ALERT Companion, qualification for ISO 9001 and approval to label the ALERT System with the CE Mark, design of the clinical trial protocol, preparation of submissions to the FDA and initiation of clinical trials of the ALERT System.

The Company also realized research and development expenses related to efforts to place a flexible metallic coating on its electrophysiology catheters, preliminary efforts to develop ultrasound guided products, hiring of additional in-house engineering and technical support personnel and increased development work on existing products, including the EP WorkMate and electrophysiology catheters. Additionally, other research and development efforts are ongoing to develop new products, enhance existing products and lower production costs.

During February, 1997, the Company licensed certain technologies from EchoCath in order to attempt to develop products which allow visualization of the heart's anatomy and visualization of catheters inside the heart through the use of ultrasound imaging. The Company is engaged in ongoing development of a number of catheter-based electrophysiology products and employs software engineers who are continuously involved in software development of new products or improvements to existing products. There can be no assurance that such development efforts will be successful or that if products are developed that regulatory approval to sell any such products will be obtained.

The Company expects that expenses related to the ALERT System will be significant during 1998, when clinical trials are expected to be ongoing. The Company also expects that other research and development expenses will increase as it continues attempts to develop new products, including ultrasound guided products and several new catheter products as well as ongoing improvements to existing products and other development projects which may arise.

Sales and Marketing

Domestic
Historically, the Company has relied on third party distributors for all of its sales activities. Following completion of its initial public offering, the Company began efforts to build a direct sales and marketing force to sell all of its products in the domestic market. This included the hiring of a National Sales Manager, five Regional Sales Managers, a Director of Marketing and several clinical engineers and administrative support personnel. Also, the Company terminated its relationships with all of its domestic distributors. The Company believes that the change from a distributor-based sales force to a direct sales force had a temporary adverse effect on sales of its products during the second half of 1996 and the first half of 1997. However, the Company also believes its domestic direct sales force has the potential to generate greater sales in the future than the Company had been experiencing through the use of independent distributors. The Company cannot determine when or if that level of sales will be achieved.

International
The Company utilizes distributors to sell its products overseas and is in the process of adding distributors in several countries not previously represented. In 1997, the Company formed a U.S. subsidiary, with a branch office based in the United Kingdom, to improve distributor relationships and to assist in the introduction of the ALERT System for sale in Europe. The UK office is currently staffed with a Sales Manager, International Marketing Manager, two clinical engineers and one administrative employee. The Company expects to expend considerable resources and effort as a result of the introduction of the ALERT System in Europe. Examples of the types of expenditures are physician training and education, promotional material, sample products and increased direct sales expenses, among others. During July, 1997, the Company initiated sales through a new Japanese distributor and has taken steps to improve its distribution network throughout the Asian markets.

No assurance can be given that the Company or its distributors can successfully introduce the ALERT System or the Company's other products in Europe or elsewhere on terms acceptable to the Company, or at all. Future foreign sales will be subject to certain risks, including exchange rate fluctuations, local medical reimbursement issues, duties, tariffs and taxes, import restrictions and other regulations.

Manufacturing

Catheter Products
Substantially all of the Company's catheter products are manufactured at ProCath's facility located in Berlin, New Jersey. Each catheter is assembled and tested by the Company prior to sterilization. The Berlin facilities and quality assurance procedures are subject to Good Manufacturing Practices ("GMP") regulations promulgated by the FDA. Raw material vendors are required to submit certificates of compliance to the Company's specifications. In January, 1997, Procath received ISO-9001 Certification of its manufacturing facility. ProCath has received approval from its European notified body to apply the CE Mark to the ALERT product line and to its other catheter products, a necessity for the continued sales of the Company's products in the
European Community. During 1997, ProCath expanded its catheter manufacturing facilities and has hired and trained additional personnel. ProCath has no experience in large-scale manufacturing and there can be no assurance that the Company will be successful in manufacturing products in significant volume. The Company believes that it has sufficient capacity to satisfy its catheter manufacturing needs for at least the next twelve months.

Hardware and Software Products
The Company assembles its computer systems (the EP WorkMate, EP-3 and TeleTrace) at its Mount Arlington facility. The ALERT Companion is assembled at ProCath. Software products are generally developed by the Company's engineers. The Company relies on outside sources for the manufacture of critical components of the ALERT Companion, EP WorkMate, EP-3 Clinical Stimulator and the TeleTrace III Receiver. All custom components are manufactured in conformity with the Company's specifications and the manufacturers' facilities, activities and quality assurance procedures are subject to GMP regulations. Any interruption in the supply from these suppliers would have a material adverse effect on the Company's ability to deliver its products until acceptable arrangements can be made with a qualified alternative source of supply which, as a result, could have a material adverse effect on the Company's business, financial condition and results of operations. The Company also incorporates several off the shelf components in its systems. Examples of these items are computers, high resolution monitors and laser printers which are typically available from more than one vendor. The parts are inspected and tested upon receipt as well as when the components are assembled into a complete system prior to shipment.

Government Regulation

United States
In the United States, the development, testing, manufacture, labeling, marketing, promotion and sale of medical devices are regulated by the FDA under the Federal Food, Drug, and Cosmetic Act ("FFDCA"). The FDA has broad discretion in enforcing the FFDCA, and noncompliance with applicable requirements can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure to grant premarket clearance or premarket approval for devices and criminal prosecution.

Medical devices are classified into one of three classes, Class I, II or III, on the basis of the controls necessary to reasonably ensure their safety and effectiveness. Class I devices require general controls such as proper labeling, premarket notification and adherence to GMP. Class II
devices  require  the  use  of  special  controls  such   as
performance standards, post-market surveillance by regulatory bodies, patient registries and FDA guidelines. Class III devices must generally receive a pre-market approval ("PMA") from the FDA prior to being marketed in the U.S. in order to ensure their safety and effectiveness.

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

The PMA process can be expensive and a number of devices for which PMAs have been sought by other companies have never been approved for marketing. There can be no assurance that the Company will be able to obtain necessary regulatory approvals or clearances on a timely basis or at all. Delays in receipt of or failure to receive such approvals, the loss of previously received approvals, or failure to comply with existing or future regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

The Company believes the ALERT System may be a Class III medical device which will require FDA approval prior to marketing in the United States. The Company received FDA approval to begin clinical trials under its IDE filing and has commenced human clinical trials of the ALERT System at three hospitals in the United States: Duke University Medical Center, the Medical Center of the University of Alabama at Birmingham and Allegheny University of the Health Sciences in Philadelphia, PA. The Company intends to expand the trials to include additional leading atrial fibrillation research centers during 1998 to obtain data needed to support its application. There can be no assurance that the clinical trials will demonstrate the safety and effectiveness of the ALERT System, or that a subsequently filed application will be accepted by the FDA for filing or approved.

Following FDA clearance or approval of a device for commercial distribution, the primary form of government regulation of medical devices is the FDA's GMP regulations for medical devices. These regulations, administered by the FDA, set forth requirements to be observed in the design, manufacture, packaging, labeling and storage of medical products for human use, including implementation of a quality assurance program. These regulations require, among other things, that manufacturing be controlled by the use of written procedures and the ability to produce devices that meet specifications be validated by extensive testing. They also require inspection and testing of the products produced and investigation when devices fail to meet specifications. Failure to adhere to GMP requirements would cause the products produced to be considered in violation of the FFDCA and subject to enforcement action. The FDA monitors compliance with these requirements by requiring manufacturers to register their manufacturing facilities and list their products with the FDA, and subjecting the facilities to periodic FDA inspections. If an FDA inspector observes conditions that might be violative of GMP procedures, the manufacturer must correct those conditions or explain them satisfactorily, or face potential regulatory action that might include physical removal of the product from the market. The FDA's Medical Device Reporting regulations also require that the Company provide information to the FDA on the occurrence of any deaths or serious injuries alleged to have been associated with the use of the Company's products, as well as on any product malfunction that would likely cause or contribute to a death or serious injury if the malfunction were to recur. FDA law and regulations also prohibit a device from being labeled or promoted for unapproved or uncleared indications. If the FDA believes that a company is not in compliance with any of these regulations, it can institute proceedings to detain or seize products, issue a recall, seek injunctive relief or assess civil and criminal penalties against such a company. Failure on the part of the Company or by its suppliers of critical components to comply with GMP could have a material adverse effect on the Company's business, financial condition and results of operations.

International
Sales of medical devices outside of the U.S. are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. Many foreign countries generally permit studies involving humans for medical devices earlier in the product development cycle than is permitted by regulation in the U.S. Other countries, such as Japan, have standards similar to those of the FDA. There can be no assurance that the Company will obtain regulatory approvals in such countries or that it will not be required to incur significant costs in obtaining or maintaining its foreign regulatory approvals. Delays in the receipt of approvals to market the Company's products or failure to maintain these approvals could have a material adverse impact on the Company's business, financial condition or results of operations.

Foreign countries also often have extensive regulations regarding safety, manufacturing processes and quality which differ from those in the United States and must be met in order to continue sale of a product within the country. The European Economic Community has instituted the requirement that all medical products sold into the European Union comply with the Medical Device Directive (the "MDD"). The MDD requires that all such products be labeled with the CE Mark, an international symbol of adherence to quality assurance standards. The Company has received approval from its notified body to label its products, including the ALERT System with the CE Mark. This designation allowed the Company to initiate sales of the ALERT System in countries that are members of the European Union and the European Free Trade Association. There can be no assurance that the Company will be successful in maintaining its CE Mark certification.

In addition to the import requirements of foreign countries, a company must also comply with U.S. laws governing the export of FDA regulated products. Devices with a 510(k) clearance or a PMA generally may be exported without further FDA authorization, provided certain conditions are met. A Class III device without a PMA may be exported to a foreign country for commercial marketing if the exporting firm obtains an FDA export permit and the following requirements are satisfied: (i) the device meets the specifications of the foreign purchaser; (ii) the device is not in conflict with the laws of the country to which it is intended for export; (iii) the device is labeled that it is intended for export; (iv) the device is not sold or offered for sale in domestic commerce; and (v) the FDA determines that the exportation of the device is not contrary to the public health and has the approval of the country to which it is intended for export.

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

Other
The Company is also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. There can be no assurance that it will not be required to incur significant costs to comply with such laws and regulations in the future or that such laws and regulations will not have a materially adverse effect upon the Company's ability to do business.

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

The Company's primary competitors in the production of catheters and disposable accessories are C.R. Bard Inc., EP Technologies, Inc. (a subsidiary of Boston Scientific Corporation), Medtronic, Inc., Cordis-Webster Laboratories, Inc. (a subsidiary of Johnson & Johnson, Inc.) and Daig Corporation (a subsidiary of St. Jude Medical, Inc.). In the computerized EP workstation and EP stimulator market, the Company's main competitors are Prucka Engineering, Inc., Quinton Instruments (a subsidiary of American Home Products, Inc.), C.R. Bard Inc. and Fischer Imaging. The Company's TeleTrace/PaceBase products compete with PaceArt. Other companies vying for market share in the cardiac electrophysiology field include Witt Biomedical, Marquette Electronics and Siemens Medical Systems.

The ALERT System is a new technology that must compete with established and emerging treatments for atrial fibrillation. These include pharmaceuticals, high energy external cardioversion, atrioventricular node ablation combined with pacemaker implantation and open-heart surgical ablation. Although no devices are currently being marketed to treat atrial fibrillation using internal cardioversion, several companies are developing permanently implantable atrial defibrillators that deliver energy through leads attached to the heart that could be marketed for treatment of atrial fibrillation. The Company also believes some competitors and research organizations are researching other approaches to treating atrial fibrillation, including endocardial ablation and preventative pacing techniques. Many of the Company's competitors have substantially greater financial and other resources, larger research and development staffs, and more experience and capabilities in conducting research and development, testing products in clinical trials and manufacturing, marketing and distributing products than the Company. Competitors may develop new technologies and bring products to market in the U.S. before the Company introduces the ALERT System and may introduce products that are more effective than the ALERT System. In addition, competitive products may be manufactured and marketed more successfully than the ALERT System. The Company's business will depend upon its ability to remain competitive with other developers of such medical devices and therapies.

Third-Party Reimbursement
In the U.S., the Company's products are marketed to medical institutions and physicians that then bill various third-party payors, such as government programs, principally Medicare and Medicaid, and private insurance plans, for the healthcare services provided to their patients. Third-party payors are increasingly challenging the prices charged for medical products and services, and substantial uncertainty exists as to third-party reimbursement for investigational and newly approved products. Government agencies, private insurers and other payors generally reimburse hospitals for medical treatment at a fixed rate per patient or based on the procedures performed. The fixed rate reimbursement is unrelated to the specific devices used in treatment. If a procedure is not covered, payors may deny reimbursement. In addition, some payors may deny reimbursement if they determine that the device used in the treatment was unnecessary, inappropriate or not cost-effective, or if it was experimental or was used for a non-approved indication, even if it has FDA approval. Because the amount of the reimbursement is fixed, to the extent a physician uses more expensive devices, the amount of potential profit relating to the procedure is reduced. Accordingly, hospitals must determine that the clinical benefits of more expensive equipment justify the additional cost. The U.S. Health Care Financing Administration has entered into an interagency agreement with the FDA pursuant to which the FDA will place all devices with approved IDEs into one of two categories, "Category A" or "Category B." Category A devices are innovative devices that are believed to be in Class III (the class of medical devices subject to the most stringent FDA review) and are of a type as to which initial questions of safety and effectiveness have not been resolved and the FDA is unsure whether the device type can be safe and effective. They will not be eligible for Medicare reimbursement. Category B devices include Class III devices of a type as to which underlying questions of safety and effectiveness have been resolved or that is known to be capable of being safe and effective because other devices of that type have been approved. Category B devices will be eligible for Medicare reimbursement if the devices are furnished in accordance with the FDA-approved protocols governing clinical trials and all other Medicare coverage requirements are met. The Company believes the ALERT System may be a Class III device. There can be no assurance that the ALERT System will be placed in Category B and thus eligible for Medicare reimbursement during clinical trials. There can be no assurance that reimbursement will be or remain available for the Company's products, or for the ALERT System if it is approved, or even if reimbursement is available, that payors' reimbursement policies will not adversely affect the Company's ability to sell its products on a profitable basis.

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

Employees
As   of  March  19,  1998,  the  Company  had  60  full-time
employees, of whom 21 are dedicated to manufacturing and quality assurance, 12 are engaged in management and administration, 17 are engaged in sales and marketing and 10 are engaged in research and development and technical service. The Company believes its employee relations are satisfactory.

Item 2.  Description of Property
The Company currently leases approximately 7,600 square feet of office and manufacturing space located in Mount
Arlington, New Jersey through October, 2002. The Mount Arlington facility contains administrative, engineering, sales and marketing and assembly operations and warehousing for certain of the Company's hardware products. ProCath owns approximately 7,500 square feet of space and leases an additional 2,500 square feet of space in Berlin, New Jersey on a month to month basis. The Company is negotiating for a new lease with an option to purchase the 2,500 square feet of leased space at ProCath. The Berlin facility contains catheter manufacturing operations, administration, engineering and catheter research and development and warehouse space. EP MedSystems UK leases 945 square feet of office and storage space in London through January, 2000. The Company believes that its facilities are sufficient to meet its expected needs for at least the next twelve months.

Item 3.  Legal Proceedings

EchoCath
During September, 1997, the Company became aware that EchoCath may have been having cash flow difficulties and that EchoCath could have faced delisting of its common stock from the NASDAQ Small Cap Stock Market if it did not maintain net equity in excess of $1,000,000. On October 7, 1997, the Company filed a lawsuit against EchoCath in the United States District Court for the District of New Jersey alleging, among other things, that EchoCath made fraudulent misrepresentations and omissions in connection with the sale of $1,400,000 of its preferred stock to the Company.

On October 30, 1997, EchoCath announced that it had entered into a license and development agreement which included a $1,000,000 investment by the licensee and an $800,000 prepayment of license fees. The Company was informed that this investment allowed EchoCath to meet the requirements for continued listing on the NASDAQ Small Cap Stock Market at such time. The agreement also provides EchoCath with $1,800,000 of new working capital and may provide an opportunity to earn additional royalty or licensing income. The Company cannot determine whether this cash infusion will be sufficient to meet EchoCath's long term cash needs or whether EchoCath will recognize additional revenue or attain profitability.

EchoCath has filed an answer to the complaint, denying the allegations and asserting a counterclaim against the Company seeking its costs and expenses in the action. EchoCath also filed a motion to dismiss the complaint. In December, 1997, EP MedSystems filed an amended complaint and EchoCath filed an answer thereto again denying the allegations and asserting a counterclaim seeking reimbursement of its costs and expenses in the action. EchoCath also filed a motion to dismiss the amended complaint. As of March 19, 1998, the Court has not issued a ruling on any of the motions. The Company believes that EchoCath's counterclaim and request for reimbursement of its costs and expenses is without merit. As a result, the Company has not accrued for such costs and expenses at December 31, 1997. In the opinion of management, the ultimate resolution of the counterclaim will not have a material adverse impact of the Company's financial condition or results of operations. The Company cannot determine the outcome of the EchoCath litigation at this time.

Former Employee
On December 31, 1997, the Company received a letter from the attorney for David Pound, a former employee of the Company. In the letter, the attorney alleges that Mr. Pound could assert claims against the Company for Breach of Contract by Termination without Sufficient Cause, Breach of Contract in Addition to Wrongful Termination and Breach of the Implied Covenant of Good Faith and Fair Dealing. In the letter, Mr. Pound's attorney requests a cash settlement of $55,000 in order to forego the opportunity for a substantial recovery through litigation. The Company refused the attorney's request for a cash settlement and intends to vigorously defend itself in the event that Mr. Pound files a lawsuit. As of March 19, 1998, the Company has not been notified that a lawsuit has been filed. The Company believes that the threatened claim is without merit and ultimate resolution of the claim will not have a material adverse impact of the Company's financial condition or results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders
On  October 30, 1997, the Company held its Annual Meeting of
Shareholders for the year ended December 31, 1996. The matters voted upon by the security holders were:

(1) To elect five directors of the Company to serve until the next Annual Meeting of Shareholders or until their respective successors shall have been duly elected and qualified:

     For the election of Directors      For      Against   Abstain
           David A. Jenkins          5,600,176      0       6,000
           David W. Mortara, Ph.D.   5,600,176      0       6,000
           Lestor J. Swenson         5,600,176      0       6,000
           Jon A. Tietbohl           5,600,176      0       6,000
           Anthony J. Varrichio      5,600,176      0       6,000

(2)  To approve an amendment to the 1995 Long Term Incentive Plan to increase the number of shares which may be issued
     thereunder from 400,000 to 700,000:
                                        For      Against   Abstain
     For the amendment to the Plan   4,886,026   503,850    6,000


(3) To ratify the selection of Arthur Andersen LLP,independent public accountants, as auditors for the Company for the fiscal year ending December 31, 1997:

                                        For      Against   Abstain
     For the ratification of auditors 5,600,176      0       6,000


                           PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

The Company's Common Stock has been traded on the Nasdaq National Market under the trading symbol "EPMD" since the Company completed its initial public offering of Common Stock on June 21, 1996. Prior to that date, there was no public market for the Company's Common Stock.

The following table sets forth the high and low closing sale prices for the Company's Common Stock since its initial public offering based on transaction data as reported by the Nasdaq National Market.

         For the year ended
          December 31, 1997           High           Low
     First quarter                   $5.00          $3.00
     Second quarter                  $4.50          $2.75
     Third quarter                   $3.50          $2.63
     Fourth quarter                  $2.88          $0.94


         For the year ended
          December 31, 1996           High           Low
     Second quarter
     (commencing June 21, 1996)      $6.00          $5.50
     Third quarter                   $6.00          $4.00
     Fourth quarter                  $5.50          $3.25

As of March 19, 1998, there were approximately 90 registered holders of record of the Company's Common Stock. This number excludes individual stockholders holding stock under nominee security position listings. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders, but it believes that the amount is in excess of 400.

Dividend Policy
The Company has not paid any dividends on its Common Stock and does not expect to pay any such dividends in the foreseeable future. The payment of dividends, if any, in the future will be within the discretion of the Board of Directors and will depend upon the Company's earnings, if any, its capital requirements and financial condition and other relevant factors.


Use of Proceeds from Initial Public Offering
In accordance with Rule 463 under the Securities Act of 1933, as amended, the following represents a summary of certain information regarding the Company's initial public offering and the Company's use of proceeds from such offering to date.

Effective date of the company's
registration statement                          June 21, 1996

Commission file number                          333-3642

Date the offering commenced                     June 21, 1996

Name of managing underwriter                    Pacific Growth Equities, Inc.

Class of securities registered                  Common Stock

Number of shares registered and sold                2,500,000

Aggregate price of offering amount
registered and sold                               $13,750,000
                                                  -----------
   Underwriter's discounts and commissions            962,500
   Finder's fees
   Expenses paid to or for underwriters                50,000
   Other offering expenses (1)                        951,500
      Total expenses                                1,964,000
                                                  -----------
Net offering proceeds                             $11,786,000
                                                  -----------
Use of net offering proceeds:
   Purchase of plant and equipment               $    798,000
   Investment in EchoCath, Inc.                     1,400,000
   Product development (2)                          2,959,000
   Sales, marketing and administration (2)          5,584,000
   Repayment of indebtedness                          271,000
   Change in working capital (3)                  (2,098,000)
                                                  -----------
                                                  $ 2,872,000
                                                  -----------

Cash and cash equivalents December 31, 1997        $  752,000
Marketable securities at December 31, 1997          2,120,000
                                                   ----------
                                                   $2,872,000
                                                   ----------

(1) Does not include any direct or indirect payments to directors or officers of the issuer or their associates; to persons owning ten (10) percent or more of any class of equity securities of the issuer; or to affiliates of the issuer.

(2)  This amount represents a reasonable estimate.

(3) This amount represents a reasonable estimate and includes working capital generated from product sales since the offering.

Item  6.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements based upon current expectations that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, that include, but are not limited to, the risks discussed in the following section as well as those discussed in the section entitled "Factors That May Impact Future Operations." These forward-looking statements include, but are not limited to, the statement in the second paragraph of "Overview" relating to clinical trials, anticipated filing and approval time periods for FDA market clearance and approval for sale of the ALERT System; the statements in the third paragraph of "Overview" related to the Company's anticipated results of operations, capital requirements, development efforts of new products and the filing of additional patents; the statements in the fifth paragraph of "Overview" related to milestones for 1998; the statements under "Results of Operations - General" relating to the belief that the Company's direct sales force may generate greater sales than its previous network of independent distributors; the forward looking statements contained in the second, fourth, fifth, sixth, seventh, tenth, eleventh, and twelfth paragraphs under the discussion of the Results of Operations for 1997 as compared to 1996; the statements regarding future capital expenditures in the fourth paragraph of "Liquidity and Capital Resources" and the Company's statements regarding anticipated results of operations and capital resources and requirements in the last paragraph of "Liquidity and Capital Resources."

OVERVIEW
The   Company  was  formed  in  January,  1993  to  develop,
manufacture, market and sell a line of products for the cardiac electrophysiology market used to diagnose, monitor and treat irregular heartbeats known as arrhythmias. Since inception, the Company has acquired technology and marketing rights, has developed new products and has begun marketing various electrophysiology products, including the EP WorkMate electrophysiology workstation, the EP-3 computerized electrophysiology stimulator and diagnostic electrophysiology catheters, temporary pacing catheters and related disposable supplies.

The Company has also developed a new product for internal cardioversion of atrial fibrillation known as the ALERT System, which uses a proprietary electrode catheter to deliver measured, variable, low energy electrical impulses directly to the inside of the heart in order to convert atrial fibrillation to a normal heart rhythm. The ALERT System is not approved for sale in the United States, but is currently undergoing clinical trials. At the earliest, the Company does not anticipate filing for FDA approval for the ALERT System for at least six months. Approval to sell the ALERT System in the United States may take several years, if approved at all. The Company has received approval from its notified body to label the ALERT System with a CE Mark. This designation allowed the Company to initiate sales of the ALERT System in the European Community.

The Company expects its operating losses to continue in the near future as it will continue to expend substantial funds for research and development, clinical trials in support of regulatory approvals, increased manufacturing capacity and expansion of sales and marketing activities. The amount and timing of future losses will be dependent upon, among other things, increased sales of the Company's existing products, the results of clinical trials, regulatory approval and market acceptance of the ALERT System and developmental, regulatory and market success of new products under development as well as the Company's ability to establish, preserve and enforce intellectual property rights to its products. To date, the Company's products have generated limited revenue and the Company has an accumulated deficit of $9.9 million at December 31, 1997. The Company believes that it will have sufficient capital to carry out its proposed business objectives for at least the next 12 months. However, the Company is currently evaluating several financing and strategic alternatives to help achieve its long term objectives.

During 1997, the Company accomplished several significant milestones including:

       The Company achieved a 73% increase in revenues, largely due to continued market acceptance of the EP
     WorkMate computerized electrophysiology workstation.

       The Company qualified for ISO 9001 certification and received approval to label its products with the CE Mark, permitting the introduction of the ALERT System for sale in Europe.

      The Company expanded its clean room and manufacturing operations, including the hiring and training of additional personnel in order to increase its manufacturing capacity to support the introduction of the ALERT product line.

      The Company commenced clinical trials at three leading research hospitals in the United States for the ALERT System and expects to add several leading atrial fibrillation research centers to the clinical trials during 1998.

        The Company established a sales and marketing infrastructure, including a domestic direct sales force, a domestic and international clinical engineering staff and a UK based office established to improve distributor relations and assist in the market release of the ALERT System in Europe.

       The Company initiated sales through a new Japanese distributor and has taken steps to improve its distribution network throughout the Asian markets.

      The Company continued development efforts for a number of new products, including an ultrasound product line, a number of new catheter products and improvements to existing products, including upgrades to the EP WorkMate. The Company now owns or licenses fourteen issued patents and has ten patent application on file. The Company is in the process of preparing patent applications for five new products or improvements to existing products.

For the next year, the Company has set a number of goals, including continued expansion of its sales and marketing efforts aimed at achieving increased sales of existing products, conclusion of the ALERT clinical trials, initial market acceptance of the ALERT System in Europe, increased manufacturing efficiency and lower production costs, introduction of several new products and improvements to existing products and ongoing research and development activities. The Company believes that attainment of these goals is important to achieving the Company's long term objectives.

Results of Operations
General
Historically, the Company has relied on third party distributors for all of its sales activities. Following completion of its initial public offering, the Company began efforts to build a direct sales and marketing force to sell all of its products in the domestic market and to strengthen its international distribution network. This included the hiring of a National Sales Manager, five Regional Sales Managers, a Director of Marketing and several clinical engineers and administrative support personnel. Also, the Company terminated its relationships with all of its domestic distributors. The Company believes that the change from a distributor-based sales force to a direct sales force had a temporary adverse effect on sales of its products during the second half of 1996 and the first half of 1997. However, the Company also believes its domestic direct sales force has the potential to generate greater sales in the future than the Company had been experiencing through the use of independent distributors. It is likely that the
Company will incur additional losses as a result of the increased fixed costs associated with a direct sales force until such time as sufficient incremental sales are generated to cover such costs. The Company cannot determine when or if that level of sales will be achieved.

The Company is continuing to utilize distributors to sell its products overseas and is in the process of adding distributors in several countries not previously represented. In 1997, the Company formed a U.S. subsidiary, with a branch based in the United Kingdom, to improve distributor relationships and customer service in Europe. During July, 1997, the Company initiated sales through a new Japanese distributor and is taking steps to improve its distribution network throughout the Asian markets.

Year Ended December 31, 1997 Compared to Year Ended December
31, 1996
Product sales increased $1,582,823 (or 76.6%) from $2,065,959 in 1996 to $3,648,782 in 1997. The increase in sales for the year ended December 31, 1997 resulted primarily from increased sales of the EP WorkMate, which represented 59% of total product sales during the period. Shipments of the EP WorkMate incorporating several improved features began during the third quarter of 1997, which contributed to the increased level of sales. The Company believes that the EP WorkMate is now the most technologically advanced and easy to use electrophysiology workstation on the market. During 1997, the Company recorded revenue from a research support grant of $365,000 which may not be recurring in future periods. During 1996, the Company recorded revenue of $250,000 from a catheter development project for a third party, which also may not be recurring.

The level of sales for fiscal 1998 will depend materially on sales of the EP WorkMate and the ability of the Company's direct sales force and network of international independent distributors to effectively market and sell the EP WorkMate and the Company's other existing products. The ALERT System is currently undergoing clinical trials and is not approved for sale in the United States. However, the ALERT System has been introduced for sale in Europe. The Company cannot accurately determine the sales level of the ALERT System for 1998 at this time nor when it will be available in the United States. The Company expects the ALERT System to contribute a greater proportion of revenues in 1998 and beyond.

Cost of products sold increased $1,022,966 (or 88.0%) from $1,161,948 to $2,184,914 in 1997. Excluding revenue from a research support grant, gross profit on product sales for 1997 was $1,463,868 (or 40.1% as a percentage of product sales), as compared with $904,011 (or 43.8% as a percentage of product sales) for 1996. The Company realized an increase in gross profit on product sales during 1997 due to higher sales of the EP WorkMate which has yielded a higher gross margin than other product lines. This increase was offset by increased labor and manufacturing overhead expenses at ProCath incurred as the Company prepares to commence manufacturing of the ALERT System. During 1996, the Company realized high gross margins on the sale of certain disposable products which were not recurring in 1997.

Sales and marketing expenses increased $2,171,111 (or 283.9%) from 764,765 to $2,935,876 and as a percentage of total revenues from 33.0% to 73.1%. The hiring of a domestic direct sales force, including several salaried sales and marketing managers and personnel caused the increase. The effort also involved increased base commissions for direct sales representatives, increased travel and lodging and convention related expenses and increased promotion expenses related to existing products. The Company believes that a domestic direct sales force will generate higher sales in the future than the Company would have generated through the use of a network of domestic independent distributors. During 1997, the Company also expended substantial efforts to improve its network of international independent distributors.

The Company has introduced the ALERT System for European sales. The Company expects to incur substantial additional sales and marketing expenses as a result of the introduction of the ALERT System for sale outside of the United States and, if the clinical trials progress according to expectations, for the eventual introduction of the ALERT System for sale in the United States. Examples of the types of expenditures would be physician training and education, promotional material, sample products and expansion of the sales force, among others.

Sales and marketing expenses for 1998 are expected to increase, but not by as much as the increase realized in 1997 as compared to 1996. It is likely that the Company will incur additional losses as a result of the increased fixed costs associated with direct sales until such time as sufficient incremental sales are generated to cover such costs. The Company cannot determine when or if that level of sales will be achieved.

General and administrative expenses increased $581,640 (or 46.9%) from $1,240,457 to $1,822,097 but decreased as a percentage of total revenues from 53.6% to 45.4%. The dollar increase was due to the hiring of additional administrative personnel, increased occupancy costs, product liability insurance expense and costs associated with operating as a publicly traded company, such as printing, mailing and professional fees, etc. The Company expects general and administrative expense to increase in future periods due to anticipated future growth. It is anticipated, however, that these expenses will decline as a percentage of total revenues at such time as sufficient incremental sales are generated to cover such costs. The Company cannot determine when or if such incremental sales will be achieved.

Research and development expenses increased $1,405,978 (or 164.2%) from $856,191 to $2,262,169 and as a percentage of total revenues from 37.0% to 56.4%. During 1997, the Company's principal research and development project involved the ALERT System, including engineering and development of the ALERT Companion, qualification for ISO 9001 certification and approval to label the ALERT System with the CE Mark, design of the clinical trial protocol, preparation of submissions to the FDA and initiation of clinical trials of the ALERT System.

The Company also realized research and development expenses related to efforts to place a flexible metallic coating on its electrophysiology catheters, preliminary development efforts of ultrasound guided products, hiring of additional in-house engineering and technical support personnel and increased development work on existing products, including EP WorkMate. Additionally, other research and development efforts are ongoing to develop new products, enhance product quality and lower production costs.

The Company expects that research and development expenses related to the ALERT System will be significant during 1998, when clinical trials are expected to be ongoing. The Company also expects that other research and development expenses will increase as it continues attempts to develop new products, including ultrasound guided electrophysiology products and several new catheter products as well as ongoing improvements to existing products and other development projects which may arise.

The Company incurred interest expense of $2,436 during 1997 as compared to $44,779 in 1996. The decrease was due to the Company's repayment of $1,137,500 face amount of 1995 Debentures in June, 1996 and the repayment of the $96,350 balance plus accrued interest payable on a note incurred in connection with the acquisition of ProCath. The Company does not expect to incur material interest expense in 1997.

Interest income during 1997 was $330,053 due to interest earned on the proceeds of the June, 1996 initial public offering. Interest income in 1996 was $338,335. The Company expects to continue earning interest on its excess cash in future periods, but the amount of interest income will decrease as proceeds are utilized in the Company's business.

The net loss for twelve months ended December 31, 1997 was $4,863,657 as compared to a net loss of $1,570,578 during 1996. The basic and diluted loss per share for the twelve months ended December 31, 1997 was $.64 per share as compared to a basic and diluted loss per share (as restated to comply with the provisions of SFAS 128 - Earnings Per Share) of $.26 in 1996. The increase in net loss was caused by the factors discussed above.

Year Ended December 31, 1996 Compared to Year Ended December
31, 1995
Product sales increased $64,822 (or 3.2%) from $2,001,137 in 1995 to $2,065,959 in 1996. Sales of the EP WorkMate increased by approximately $330,000 as the product began to gain market acceptance after its introduction in late 1995. Sales of the Company's catheter line also increased during 1996 while sales of stand-alone EP-3 Stimulators declined, partially due to the fact that EP-3 Stimulators are an integrated component of the EP WorkMate. As discussed above under "Results of Operations - General," the Company believes that the change from a network of independent distributors to a newly hired domestic direct sales force had a temporary adverse impact on sales of the Company's products in the third and fourth quarters of 1996. During 1996, the Company recorded $250,000 in catheter development revenue related to a Product Development and Supply Agreement, which may not be recurring in future periods. The agreement covers a new temporary atrial defibrillation catheter ("TADCATH") being manufactured for InControl, Inc. by the Company.

During 1996, the Company discontinued the sale of its line of arrhythmia monitors. Sales of arrhythmia monitors were approximately $12,000 and $198,000 in the years ended
December 31, 1996 and 1995, respectively.

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

Research and development expenses increased $535,880 (or 167.3%) from $320,311 to $856,191 and as a percentage of total revenue from 16.0% to 37.0%. The increase was due to significant expenses associated with the ALERT System, including engineering development associated with the ALERT Catheter and the ALERT Companion hardware, design of the clinical trial protocol and preparation of the Pre-IDE filing with the FDA. The Company also realized increases in research and development expenses related to the licensing and development of technology for placement of a flexible metallic coating on its electrophysiology catheters, hiring of additional in-house engineering and technical support personnel and increased development work on existing products, including the EP WorkMate.

Upon repayment of the 1995 Debentures, the Company recorded a write-off of $49,232 representing the unamortized discount on the 1995 Debentures related to the 1995 Warrants.

Interest expense decreased $6,114 (or 12.0%) from $50,893 to $44,779 and as a percentage of total revenue from 2.5% to 1.9%. The decrease was due to the Company's repayment of $1,137,500 face amount of 1995 Debentures in June, 1996 and the repayment of the $96,350 balance plus accrued interest payable on a note incurred in connection with the acquisition of ProCath.

Interest income during 1996 was $338,335 due to interest earned on the proceeds of the June, 1996 initial public offering. Interest income was insignificant in 1995.

The Company incurred a net loss $1,570,578 in 1996 as compared with $1,482,650 in 1995. The increase of $87,928 (or 5.9%) in net loss was caused by the factors discussed above. The basic and diluted loss per share for the twelve months ended December 31, 1996 was $.26 per share based on 6,131,749 shares outstanding (as restated to comply with the provisions of SFAS 128 - Earnings Per Share) as compared to a basic and diluted loss per share (as restated to comply with the provisions of SFAS 128 - Earnings Per Share) of $.35 in 1995. The increase in net loss was caused by the factors discussed above.

Liquidity and Capital Resources
Since inception, the Company's expenses have exceeded its revenues, resulting in an accumulated deficit of $9.9 million at December 31, 1997. Until June, 1996, the Company had financed its operations through the sale of its Common Stock in private placements, the issuance of debentures (the "1995 Debentures"), a shared bank line of credit with Hi-Tronics Designs, Inc. ("HDI"), extended payment terms granted by HDI for products manufactured for the Company, and the issuance of notes in connection with the acquisition of products from HDI. On June 21, 1996, the Company completed its initial public offering of 2,500,000 shares of Common Stock at a purchase price of $5.50 per share, for aggregate net proceeds of approximately $11,786,000 after deducting offering expenses.

Net cash used in operating activities for the year ended December 31, 1997 was $5,266,424 as compared to $1,885,543 for the year ended December 31, 1996. The net use of cash in operations during 1997 was due primarily to the Company's $4,863,657 net loss from operations. Accounts receivable, net, increased by $558,418 in 1997 from $671,503 to $1,229,921 due to increased sales levels. Inventories increased by $885,821, from $626,707 to $1,512,528 largely due to the purchase of components to build the ALERT Companion. Accounts payable increased by $431,442 from $238,764 to $670,206 due to increased operating activity. Accrued expenses payable increased by $411,720 from $438,787 to $850,507 largely due to accruals for clinical costs, outside development and regulatory expenses for the ALERT System. Amounts payable to related parties increased by $42,824 from $85,035 to $127,859 due to several product purchases near year end. Payments to related parties are made on terms similar to those of other suppliers.

Capital expenditures, net of disposals, were $721,911 during 1997 as compared to $97,337 in 1996. During February, 1997, the Company purchased 7,500 square feet of manufacturing, administrative and warehouse space, including 2,500 square feet of space that was leased by ProCath, for a purchase price of approximately $417,000, including transaction costs and improvements to prepare the space for its intended use. The purchase provides for expansion of the existing manufacturing operations, additional warehousing, shipping and quality assurance activities and relocation of ProCath's administrative offices. ProCath leases an additional 2,500 square feet of space in Berlin, New Jersey on a month to month basis. The Company is negotiating for a new lease with an option to purchase the 2,500 square feet of leased space at ProCath.

During 1997, the Company purchased two new exhibition booths for use at domestic and international industry trade shows. As of the date of this Annual Report, the Company does not have any other material commitments for capital expenditures. However, the Company expects to purchase capital equipment and to expand its manufacturing and assembly capabilities as it continues to grow. The Company leases office and manufacturing space and certain office equipment under operating leases. The aggregate commitment for minimum rentals under these leases is approximately $109,000 for 1998.

During February, 1997, the Company licensed the rights to several ultrasound technologies from EchoCath, Inc. ("EchoCath") for use in the field of electrophysiology. The license includes all rights to the EchoMark, EchoEye and ColorMark technologies for use in the field of electrophysiology. The agreement with EchoCath calls for the Company to make payments totaling $700,000, in four installments, as certain development milestones and initial sales are achieved on the EchoMark and EchoEye technologies. As of March 19, 1998, no development milestones had been met and no payments were due. The EchoCath license provides for a royalty on net sales, including minimum royalties of $120,000 beginning in 1999 and increasing to $400,000 in 2005 and thereafter for the life of the applicable patents and continuations. The Company may elect not to make minimum royalty payments and, in such case, EchoCath has the option to make the license non-exclusive or cancel the license and return the $700,000 milestone payments to the Company.

The Company also purchased 280,000 shares of newly-issued EchoCath Series B Cumulative Convertible Preferred Stock for $1,400,000 in cash. The Company's $1,400,000 investment was intended to fund continuing development of EchoCath products, including the EchoMark and EchoEye technology. Upon successful completion of its development projects, the Company may introduce ultrasound technology into its electrophysiology catheter line although there can be no assurance that the Company will be successful in this effort. (See Item 3. Legal Proceedings)

The Company had no financing activities during 1997. Net cash provided by financing activities was $12,243,424 for the year ended December 31, 1996 and included approximately $11,786,000 of net proceeds of the Company's initial public offering and $500,000 from the private sale of Common Stock prior to the initial public offering. During 1996, the Company repaid the remaining $92,050 principal plus accrued interest due thereon on a note issued in connection with its November, 1993 acquisition of the net assets of ProCath. The Company borrowed and subsequently repaid a $50,000 short term note payable to HDI.

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

Based upon its current plans and projections, the Company believes that its existing capital resources will be sufficient to meet its anticipated capital needs for the next twelve months. However, the Company is currently evaluating several financing and strategic alternatives to help achieve its long term objectives. While the Company believes that additional financing is available, there can be no assurance that such additional funds will be available on terms acceptable to the Company, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing may be costly and involve restrictive covenants. The inability of the Company to raise capital when needed could have a material adverse effect on the Company's business, financial condition and results of operations.

Year 2000
The Company has assessed the impact that the Year 2000 will have on its computer systems, including both hardware and software utilized by the Company in its operations. The Company has not identified any date related deficiencies as a result of this assessment. The computer systems and other products sold by the Company have been engineered to function  without  date  related problems.  Based  upon  the current status of the Company's Year 2000 compliance program, the Company believes that future costs relating to the Year 2000 issue will not have a material adverse impact on the Company's business, financial condition or results of operations.

Recent Issued Accounting Standards
Effective for the year ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." The adoption of SFAS 128 requires the presentation of Basic earnings per share and Diluted earnings per share. Basic earnings per share is computed based on weighted average shares outstanding during the year. Diluted earnings per share is based on the average number of common shares outstanding during the year plus the common stock equivalents related to outstanding stock options and warrants. Diluted earnings per share exclude the impact of common stock equivalents, for all periods presented, as their inclusion would be anti-dilutive. As required by SFAS 128, prior year net loss per share has been restated to comply with its provisions. Prior to the adoption of SFAS 128 the Company's reported loss per share were $.23 and $.26 for the years ended December 31, 1996 and 1995 respectively.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 130 establishes standards for reporting comprehensive income and its components. Comprehensive income reflects certain items not currently reported in measuring net income such as changes in value of available-for-sale securities and foreign currency translation adjustments. SFAS 131 establishes standards for reporting financial and descriptive information regarding an enterprise's operating segments. Both SFAS 130 and SFAS 131 are effective for fiscal years beginning after December 15, 1997. These standards increase financial reporting disclosures and will have no impact on the Company's financial position or results of operations.

Factors That May Impact Future Operations

History of Losses; Future of Profitability Uncertain;
The Company commenced operations in 1993 and has incurred substantial operating losses in each year since inception. As of December 31, 1997, the Company's accumulated deficit was approximately $9.9 million. While the Company is generating revenues from product sales, the Company anticipates that losses could continue. The Company's ability to generate significant revenues or achieve profitable operations is dependent on, in large part, its ability to raise sufficient funds to meet its future cash requirements; the results of the ALERT clinical trials; market acceptance of existing products, including the EP WorkMate and the ALERT System; the ability of the Company to increase its catheter manufacturing capabilities, improve efficiency, control manufacturing costs and ensure the timely delivery of its products; the successful development of new products; the ability to obtain regulatory approvals and reimbursement of new products on a timely basis; the ability to compete successfully in the future with companies which have greater resources than the Company; and the ability to establish, preserve and enforce intellectual property rights. There can be no assurance that the Company will generate significant revenues or attain profitability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business - The ALERT System," "- Research and Development," "- Manufacturing" and "- Government Regulation."

Need to Raise Additional Capital
Based upon its current plans and projections, the Company believes that its existing capital resources will be sufficient to meet its anticipated capital needs for the next twelve months. However, the Company is currently evaluating several financing and strategic alternatives to help achieve its long term objectives. While the Company believes that additional financing is available, there can be no assurance that such additional funds will be available on terms acceptable to the Company, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing may be costly and involve restrictive covenants. The inability of the Company to raise capital when needed could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations,"

Dependence on the ALERT System.
Although the Company currently markets a broad range of products, it believes its greatest potential for substantial long-term growth will depend on the success of the ALERT System, a new product the Company has developed to treat atrial fibrillation. The ALERT System has not been approved by the FDA and is not currently available for commercial sale in the United States. Before the Company may begin marketing the ALERT System in the U.S., it must obtain FDA approval based on, among other things, the results of clinical trials that demonstrate the safety and effectiveness of the device. These can be no assurance that the clinical trials will demonstrate the safety and effectiveness of the ALERT System, or that the Company will obtain FDA approval on a timely basis or at all. Further, if granted, FDA approval may include significant limitations on the indicated uses for which the product may be labeled or marketed. Assuming the ALERT System receives FDA approval, commercial success will depend on acceptance by physicians as a desirable treatment for atrial fibrillation. Such acceptance will depend on, among other things, substantial, favorable clinical experience, advantages over alternative treatments, including cost-effectiveness, and favorable reimbursement policies of third party payors such as insurance companies, Medicare and other governmental programs. There can be no assurance that the ALERT System will achieve such market acceptance. The Company's ability to sell the ALERT System at prices necessary to achieve profits and the profitability of the system will depend in part on the Company's ability to manufacture the system efficiently in commercial quantities. At this time, the Company has only manufactured the components of the ALERT System in limited quantities. There can be no assurance that the Company will be able to develop the manufacturing processes and capabilities necessary to attain efficient manufacturing. The Company will also be dependent on sub-contractors for certain key components of the ALERT Companion. Failure to obtain FDA approval for, market acceptance of, efficient manufacturing processes and/or reliable sub-contractors for the ALERT System would have a material adverse effect on the Company's business, results of operations and financial condition. See "Business - The ALERT System," "-Marketing and Distribution," and "- Government Regulation."

ALERT Clinical Trials
The Company has commenced human clinical trials of the ALERT System at three hospitals in the United States: Duke
University Medical Center, the Medical Center of the University of Alabama at Birmingham and Allegheny University of the Health Sciences in Philadelphia, PA. The Company intends to expand the trials to include additional leading atrial fibrillation research centers during 1998. Clinical data is needed in order to demonstrate the safety and efficacy of the ALERT System under applicable FDA regulatory guidelines. The Company anticipates that the ALERT System clinical trials will be completed during mid calendar year 1998. At the conclusion of the clinical trials, the Company plans to file for FDA approval to market the ALERT System in the United States. Receipt of FDA approval to sell the ALERT System in the United States may take several years, if it is received at all.

There can be no assurance that the ALERT System will prove to be safe and effective in clinical trials under applicable United States or international regulatory guidelines or that additional modifications to the Company's products will not be necessary. In addition, the clinical trials may identify significant technical or other obstacles to be overcome prior to obtaining necessary regulatory or reimbursement approvals. If the ALERT System does not prove to be safe and effective in clinical trials or if the Company is otherwise unable to commercialize the product successfully, the Company's business, financial condition and results of operations could be materially adversely affected.

Dependence on EP WorkMate.
In late 1995, the Company began commercial sales of the EP WorkMate, a computerized monitoring and analysis electrophysiology workstation. Although the Company sells a broad range of products, it believes its ability to increase revenues over the next several years will depend significantly on acceptance of the EP WorkMate by electrophysiologists. The EP WorkMate accounted for approximately 59% of the Company's revenues from product sales in the year ended December 31, 1997 and is expected to account for a significant portion of 1998 revenue. The EP WorkMate has a list price of approximately $129,000 with an integrated EP-3 Clinical Stimulator and, as a result, each sale of an EP WorkMate can represent a relatively large percentage of the Company's net sales in a particular quarter. There can be no assurance that the EP WorkMate will continue to be accepted by the electrophysiology market or that sales will be substantial. Each sale of an EP WorkMate may take a relatively long time to complete due in part to the high selling price relative to other types of equipment and to the budgetary processes of hospitals to which the Company markets the EP WorkMate. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business - Products" and "- Competition."

Government Regulation.
The Company's business, financial condition and results of operations are subject to various risks and uncertainties arising from domestic and international laws and regulations, including, without limitation, risks relating to its ability to sell the ALERT System in the United States, compliance with GMP regulations and compliance with the requirements of the CE Mark and other foreign regulations in order to continue product sales on a country by country basis. For a discussion of risks and uncertainties see Item 1 "Business - Government Regulation."

Necessity of Product Development and Improvement.
The markets for medical devices in general and electrophysiology products in particular are characterized by rapid technological change. The Company's ability to compete in these markets will depend in part on its ability to develop new products, improvements to existing products and processes for cost-effective manufacturing of such products on a timely basis. Many of the Company's development efforts will be based on new technologies or new applications of existing technologies. As a result, research and development for any potential new product or product refinement may take longer and require greater expenditures than expected, and may ultimately prove unsuccessful. In the event that the Company is successful in its development efforts, the commercial acceptance of any new product will depend on the medical community's acceptance of such product. There can be no assurance that the Company will be able to develop new products or to refine existing products that will be commercially accepted. The Company's inability to successfully develop new products, to introduce improvements to existing products, to prove the safety and efficacy of new products or to gain market acceptance of such products could have a material adverse impact on the business, financial condition or results of operations of the Company. See "Business - ALERT System," "- Research and Development," "Government Regulation," and "-Manufacturing."

Potential Fluctuations in Operating Results.
Several factors may have a significant impact upon the Company's revenues, expenses and results of operations from quarter to quarter and year to year, including but not limited to a long sales cycle for the EP WorkMate, hospital
budgetary   processes  with  respect  to  capital  equipment
purchases, the success of the ALERT clinical trials, the success of new product development efforts, the timing of new product introductions by the Company or its competitors, development of other treatments for atrial fibrillation and other heart rhythm disorders, changes in government or third-party reimbursement policies, foreign currency fluctuations
to   the   extent  the  Company  has  developed  significant
international sales, the ability to obtain products to meet customer demand and increases or fluctuations in sales and marketing, administrative, manufacturing and research and
development  costs.  Consequently,  quarterly   results   of
operations should be expected to fluctuate significantly. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Potential Lack of Proprietary Protection.
The Company's success and ability to compete will depend in part upon its ability to protect its proprietary technology and other intellectual property. The Company seeks patents on its important inventions, has acquired patents and has entered into license agreements to obtain rights under selected patents of third parties as to technology it considers important to its business.

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

The medical device industry is characterized by frequent litigation regarding patent and other intellectual property rights. While the Company does not believe it is infringing any patents or other intellectual property rights of others and has received no notice of infringement, it is possible that claims in the future may adversely affect the Company's ability to market certain products. Any such claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause shipment delays or require the Company to develop alternative technology or to enter into royalty or licensing agreements. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. There can be no assurance that, if required, necessary licenses would be available to the Company on satisfactory terms or at all, or that the Company could redesign its products or processes to avoid alleged infringement. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company's business, results of operations and financial condition. Conversely, costly and time-consuming litigation may be necessary to enforce the Company's rights under patents, to protect trade secrets or know-how owned by the Company or to determine the enforceability, scope and validity of the proprietary rights of others. See "Business - Patents and Intellectual Property" and " - Competition."

Royalty Payment Obligations
The Company has entered into several license agreements which provide for the Company to pay royalties based upon net sales of products covered by the licensed technology, including, in some cases, minimum annual royalties. In the event that the Company does not pay such royalties, the Company may lose its rights under the license agreements. The loss of certain of the Company's technology licenses could have a material adverse impact on the business, financial condition and results of operations of the Company.


Significant Competition.
The medical device market, particularly in the area of electrophysiology products, is highly competitive. The Company competes with many companies, many of which have access to significantly greater financial, marketing and other resources than the Company. Further, the medical device market is characterized by rapid product development and technological change. The present or future products of the Company could be rendered obsolete or uneconomic by technological advances by one or more of the Company's present or future competitors or by other therapies. In particular, the ALERT System is a new technology that must compete with established treatments for atrial fibrillation as well as with new treatments currently under development by other companies. The Company's future success will depend upon its ability to remain competitive with other developers of such medical devices and therapies. See "Business - Competition."

Limitations on Third Party Reimbursement.
The Company's products are generally purchased by physicians or hospitals. In the U.S., third-party payors are then billed for the healthcare services provided to patients using those products. These payors include Medicare, Medicaid and private insurers. Similar reimbursement arrangements exist in several European countries. Third-party payors may deny or limit reimbursement for the Company's existing products and future products such as the ALERT System. Third-party payors are increasingly challenging the prices charged for medical products and services and are putting pressure on medical equipment suppliers to reduce prices. Furthermore, substantial uncertainty exists as to third-party reimbursement for investigational and newly approved products. The U.S. Health Care Financing Authority has entered into an interagency agreement with the FDA pursuant to which the FDA places all IDEs it approves into one of two categories, "Category A" or "Category B." Category A devices are innovative devices that are believed to be in Class III (the class of medical devices subject to the most stringent FDA review) and are of a type as to which initial questions of safety and effectiveness have not been resolved and the FDA is unsure whether the device type can be safe and effective. They will not be eligible for Medicare reimbursement. Category B devices include Class III devices of a type as to which underlying questions of safety and effectiveness have been resolved or that is known to be capable of being safe and effective because other devices of that type have been approved. Category B devices will be eligible for Medicare reimbursement if the devices are furnished in accordance with the FDA-approved protocols governing clinical trials and all other Medicare coverage requirements are met. The Company believes the ALERT System may be a Class III device. There can be no assurance that the ALERT System will be categorized as a Category B device and thus eligible for Medicare reimbursement during clinical trials. There can be no assurance that reimbursement will be or remain available for the Company's products, or for the ALERT System if it is approved for marketing in the U.S., or even if reimbursement is available, that payors' reimbursement policies will not adversely affect the Company's ability to sell its products on a profitable basis. Mounting concerns about rising healthcare costs may cause more restrictive coverage and reimbursement policies to be implemented in the future. Changes in government and private third-party payors' policies toward reimbursement for procedures employing the Company's products in the U.S. or other countries could have a material adverse effect on the Company's ability to market its products. See "Business - Third Party Reimbursement."

Ability to Manage Sales Growth.
During 1996, the Company began to assemble a domestic direct sales and marketing force to sell and promote the Company's products in the U.S. market. Previously, the Company relied on third-party distributors for all sales efforts. There can be no assurance that the Company will be able to continue to attract and retain qualified and capable individuals who can successfully promote the Company's products.

The Company is in the process of expanding its marketing internationally and will continue to rely on third-party distributors in foreign markets. During 1997, the Company formed a U.S. subsidiary, with a branch based in the United Kingdom, to increase sales in the UK, improve distributor relationships and customer service and to assist in the introduction of the ALERT System in Europe. The Company has initiated sales through a new Japanese distributor and has taken steps to improve its distribution network throughout the Asian markets. The Company operates pursuant to written or oral agreements with third party distributors which are often terminable by distributors. There can be no assurance that distributors will actively and effectively market the Company's products or that the Company will be able to replace any existing distributors on advantageous terms if any of its present relationships are terminated. Further, there can be no assurance that the Company will be able to make arrangements with new distributors to access new international markets. See "Business - Sales and Marketing."

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




Dependence on Key Personnel; Need to Recruit Additional Key
Management Personnel.
The Company is dependent upon a limited number of key management and technical personnel, particularly David A. Jenkins, C. Bryan Byrd and Joseph C. Griffin, III. The Company's continued growth and long term success will depend, in part, on its ability to attract and retain highly-qualified personnel. There can be no assurance that the Company will be able to attract and retain such personnel. The Company competes for such personnel with other medical
device   companies,   academic   institutions   and    other
organizations. The loss of any key personnel, the inability to hire or retain qualified personnel or the failure of such personnel to function effectively as a management group could have a material adverse effect on the Company's business, results of operations and financial condition. See "Item 9 - Directors, Executive Officers, Promoters and
Control  Persons;  Compliance  with  Section  16(a)  of  the
Exchange Act."

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

Limited Manufacturing Experience; Dependence on Suppliers
To date, the Company's manufacturing activities have been limited. The Company must manufacture, or contract for the manufacturing of, products in commercial quantities in compliance with regulatory requirements and at acceptable costs. The Company currently manufactures substantially all of its catheter products, including the ALERT Catheter. There can be no assurance that the Company will be able to manufacture catheters or other products with sufficient processes and in quantities necessary to achieve and sustain profitability. In addition, the Company has expanded its catheter manufacturing facilities and hired and trained additional personnel. The Company has no experience in large-scale manufacturing and there can be no assurance that the
Company   will  be  successful  in  manufacturing   catheter
products in significant volume.

The Company relies on outside sources for the manufacture of critical components of the ALERT Companion, EP WorkMate, EP-3 Clinical Stimulator and the TeleTrace III Receiver. All
components are manufactured in conformance with the Company's specifications. Any interruption in the supply from its suppliers would have a material adverse effect on the Company's ability to deliver its products until acceptable arrangements can be made with a qualified alternative source of supply. There can be no assurance that the Company would be able to reach an acceptable arrangement with an alternative source of supply at acceptable prices and adequate quality levels on a timely basis. If the Company were unable to do so, such an interruption would have a material adverse effect on the Company's business, results of operations and financial condition. See "Business -- Manufacturing" and "Certain Relationships and Related Transactions."

Risks Associated With International Operations.
During 1997, the Company established a branch office in the United Kingdom in order to increase sales in the UK, improve international distributor service and relations and to aid in the introduction of the ALERT System for sale in Europe. Approximately 35% of the Company's revenues from product sales for 1997 were derived from sales of its products outside the U.S. Since international revenues are expected to continue to represent a significant percentage of total revenues, the Company expects to continue to increase its operations outside of the United States. As such, the Company will continue to be subject to fluctuations in currency exchange rates and other risks of foreign operations, including tariff regulations and export license requirements, unexpected changes in regulatory requirements, longer periods to collect accounts receivable, potentially inadequate protection of intellectual property rights, local taxes, restrictions on repatriation of earnings and economic and political instability. There can be no assurance that such factors will not have a material adverse effect on the Company's ability to maintain and expand profitable foreign sales and, consequently, on the Company's business, results of operations and financial condition.

Possible Volatility of Stock Price.
The market price of shares of the Company's Common Stock, like that of the common stock of many medical products high technology companies, has, in the past, been, and is likely in the future to continue to be, highly volatile. The Company believes that factors such as quarterly fluctuations in financial results, announcements of new developments relating to cardiac care diagnosis and treatment therapies and developments in third-party reimbursement policy and in the medical device industry could contribute to the volatility of the price of its Common Stock, causing it to fluctuate significantly. These factors, as well as general economic conditions, such as recessions or high interest rates, or other events unrelated to the Company or its products, may adversely affect the market price of the Common Stock. See "Market for Common Equity and Related Stockholder Matters."

Transactions With Affiliates and Potential Conflicts. Anthony Varrichio, a director and shareholder of the Company, is an officer, director and shareholder of HDI. Medtronic, Inc. ("Medtronic") is a shareholder of the
Company and HDI, and Lester Swenson, a director of the Company, is an officer of Medtronic. HDI has sold rights to various products to the Company, performs research and development services for the Company and currently manufactures certain of the Company's non-catheter products. While the Company believes its arrangements with HDI have been, and will continue to be, on terms no less favorable to the Company than it could obtain from third parties, there can be no assurance that all arrangements between the Company and HDI will be as favorable to the Company as they would be in the absence of its relationships with affiliates of HDI. See "Certain Relationships and Related Transactions."

The Company purchases certain components for the EP WorkMate and ALERT Companion from Mortara Instrument, Inc. ("Mortara Instrument"). Dr. David W. Mortara, a director and
shareholder   of  the  Company,  is  also  a  Director   and
shareholder of Mortara Instrument. While the Company believes its arrangements with Mortara Instrument have been, and will continue to be, on terms no less favorable to the Company than it could obtain from third parties, there can be no assurance that all arrangements between the Company and Mortara Instrument will be as favorable to the Company as they would be in the absence of its relationships with affiliates of Mortara Instrument. See "Certain Relationships and Related Transactions."

Concentration of  Ownership.
As of March 19, 1998, the Company's six directors and executive officers and their affiliates beneficially owned an aggregate of approximately 22.3% of the Company's outstanding Common Stock, including unexercised vested stock options. As a result, these shareholders, acting together, could have significant influence over all matters requiring approval by the shareholders of the Company. This level of ownership could have an effect in delaying, deferring or preventing a change in control of the Company and may adversely affect the voting and other rights of other holders of Common Stock. See "Security Ownership of Certain Beneficial Owners and Management."

Item 7.  Financial Statements

The information in response to this item is set forth in the Consolidated Financial Statements beginning on page F-1 of this report on Form 10-KSB.

Item 8.  Changes in and Disagreements With Accountants on
Accounting
       and Financial Disclosure

       Not applicable.



                          PART III

Item  9.   Directors,  Executive  Officers,  Promoters   and
Control  Persons;  Compliance with Section  16  (a)  of  the
Exchange Act

The following table sets forth certain information regarding the directors, executive officers and certain key employees of the Company as of March 19, 1998:

NAME                           AGE    POSITION

David A. Jenkins (3)           40     Chairman of the Board,President
                                      and Chief Executive Officer
James J. Caruso                37     Chief Financial Officer,
                                      Treasurer and Secretary
C. Bryan Byrd                  38     Vice President of Engineering
Joseph C. Griffin, III         38     President, ProCath Corporation
David W. Mortara,Ph.D. (1)(2)  56     Director
Lester J. Swenson (2)          58     Director
Anthony J. Varrichio (3)       51     Director


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

James J. Caruso is the Chief Financial Officer, Treasurer and Secretary of the Company. Mr. Caruso served from 1989 to 1995 as Vice President and Chief Financial Officer of Micron Medical Products, Inc., a wholly-owned subsidiary of Arrhythmia Research Technology, Inc. Prior to joining Micron, Mr. Caruso was employed for five years by Deloitte & Touche (formerly Touche Ross & Co.) and also by Ladenburg, Thalmann & Co., an investment banking firm. Mr. Caruso is a Certified Public Accountant.

C. Bryan Byrd is the Vice President of Engineering of the Company. Mr. Byrd joined the Company in April 1993 to oversee software development for new products. From 1989 to 1993, he co-founded and served as the Director of Engineering for BioPhysical Interface Corp. where he was responsible for developing automated computerized monitoring equipment for pacemaker and open heart operating rooms and follow-up clinics. Before that, he was a software engineer for Medtronic, where he developed the ValveBase, PaceBase and TeleTrace software modules, and before that with Mt.
Sinai Medical Center in Miami Beach, Florida. He has developed databases for all aspects of cardiac surgery.

Joseph  C.  Griffin, III has been the President  of  ProCath since its inception in 1993. Mr. Griffin founded Professional Catheter Corporation, the predecessor to ProCath, in 1990 and served as its President until the
Company acquired its business in 1993. Before that, Mr. Griffin was Manager of Research and Development at Oscor Medical Corporation, a manufacturer of implantable pacing leads, and Director, Research and Development and Technical Services at Nova Medical Specialties, Inc., a division of B. Braun of America. Mr. Griffin has more than 18 years experience in the design, development, regulation and manufacture of cardiac catheters and has served as a member of the Health Industry Manufacturers Association Pacemaker Task Force, the Electrode Catheter Task Force and the Society of Manufacturing Engineers.

David W. Mortara, Ph.D. has served as a Director of the Company since November, 1995. Dr. Mortara founded and has served as the Chairman and Chief Executive Officer of Mortara Instrument, a privately-held manufacturer and supplier of electrocardiography equipment, since 1982. Prior to founding Mortara Instrument, Dr. Mortara was Vice President, Engineering at Marquette Electronics, Inc. He has authored numerous scientific publications on signal processing for electrocardiography and currently serves as co-chair of AAMI's ECG Standards Committee.

Lestor J. Swenson has served as a Director of the Company since November, 1995. Mr. Swenson has served as Vice President, Finance and Business Systems of Medtronic, Inc. a leading manufacturer and supplier of arrhythmia control products including pacemakers, implantable defibrillators and catheter ablation systems, since 1985. At Medtronic, Mr. Swenson previously held a variety of positions including Assistant Corporate Controller, European Controller and International Controller.

Anthony J. Varrichio has served as a Director of the Company since inception and served as the Chairman of the Board and Treasurer of the Company from 1993 to 1995. Since 1987, Mr. Varrichio has served as the President and a director of HDI, a privately held engineering, consulting and medical device manufacturing corporation. Prior to co-founding HDI, Mr. Varrichio served as Vice President of Electro-Biology, Inc., a manufacturer of electronic bone growth stimulator devices. Prior thereto, Mr. Varrichio was the Director of Engineering at the Advanced Technology Laboratory division of Intermedics, Inc.

Committees of the Board of Directors

Audit Committee.
The Company has an Audit Committee of the Board of Directors at least a majority of whom must be "independent directors" (as defined in the bylaws of the National Association of Securities Dealers, Inc.), to make recommendations concerning the engagement of independent public accountants, review with the independent public accountants the plans and results of the audit engagement, approve professional services provided by the independent public accountants, review the independence of the independent public accountants, consider the range of audit and non-audit fees and review the adequacy of the Company's internal accounting controls. Currently, Messrs. Mortara and Swenson are members of the Audit Committee. The Audit Committee met one time during 1997.

Compensation Committee.
The Company has a Compensation Committee of the Board of Directors consisting of disinterested outside directors who may not receive options under the 1995 Long Term Incentive Plan, to determine compensation for the Company's executive officers and to administer the 1995 Long Term Incentive
Plan. Currently, Mr. Mortara is the sole member of the Compensation Committee.

Plan Committee.
The Company has a Plan Committee of the Board of Directors to administer the Company's 1995 Director Option Plan, none of whom are eligible to participate in such Plan. Currently, Messrs. Jenkins and Varrichio are members of the Plan Committee.

Compliance with Reporting Requirements
Under the securities laws of the United States, the Company's directors, executive officers and any persons holding more than ten percent of the Company's Common Stock are required to report their ownership of the Company's Common Stock and any changes in that ownership to the Securities and Exchange Commission and the Nasdaq National Market Surveillance Department. Based solely on its review of the forms received by it from such persons for their 1997 transactions, the Company believes that all filing requirements applicable to such officers, directors and greater than ten percent beneficial holders were complied with in a timely manner.

Item 10.  Executive Compensation

The following summary compensation table sets forth certain information concerning compensation paid or accrued to the Chief Executive Officer of the Company and former Vice President of Sales (the "Named Executive Officers") for services rendered in all capacities for the years ended December 31, 1997, 1996 and 1995. No other executive officer of the Company was paid a salary and bonus aggregating greater than $100,000 during such time periods.


 Summary Compensation Table                                 Long  Term
                                                           Compensation
                                                           -------------
                                   Annual Compensation        Securities
                                     Salary     Bonus         Underlying
Name and Principal Position Year      ($)        ($)           Options
                            ----    --------    ------       ----- -------
David A. Jenkins            1997    $145,000        $0             0
Chairman, President and     1996    $127,500      $250             0
Chief Executive Officer     1995    $110,000    $5,250         166,000 (1)


Robert W. Evans (2)         1997    $108,750        $0             0
Vice President of Sales     1996     $42,292        $0         125,000 (3)
and Marketing               1995          $0        $0             0

-------------------------
  1) The Company granted Mr. Jenkins a non-qualified stock option to purchase 96,000 shares of Common Stock at an exercise price of $2.20 per share. Options to purchase 30,000 shares became exercisable on the grant date and options to purchase 1,000 shares become exercisable each month thereafter. The term of such option is five years. The Company granted Mr. Jenkins an incentive stock option to purchase 70,000 shares of Common Stock pursuant to the Company's 1995 Long Term Incentive Plan at an exercise price of $2.20 per share. Options to purchase 45,000 shares became exercisable upon completion of the Company's initial public offering and options to purchase 25,000 shares became exercisable on the first anniversary of such date. The term of such option is ten years.

  2) Mr. Evans' employment with the Company terminated on September 10, 1997.

  3) On September 17, 1996, the Company granted Mr. Evans an incentive stock option to purchase 90,000 shares of common stock pursuant to the 1995 Long Term Incentive Plan and a non-qualified stock option to purchase 35,000 shares of Common Stock at an exercise price of $5.50 per share. Options to purchase 25,000 shares became exercisable on the grant date and options to purchase 2,083 shares became exercisable each month thereafter. Upon the termination of Mr. Evans employment, the options expired unexercised.

Stock Options
No  stock  options  were  granted  to  the  Named  Executive
Officers during the fiscal year ended December 31, 1997.

Option Exercises and Holdings
The following table provides certain information with respect to the Named Executive Officers concerning the exercise of stock options during the fiscal year ended December 31, 1997 and the value of unexercised stock options held as of December 31, 1997.

Aggregated Option Exercises in 1997 and Year End Option Values

                                                      Number of Shares
                            Shares                 Underlying Unexercised           Value of Unexercised
                           Acquired     Value             Options at               In the Money Options at
                         on Exercise  Realized      December 31, 1997              December 31, 1997 ($) (1)
   Name                      (#)         ($)     Exercisable    Unexercisable    Exercisable   Unexercisable
----------------         ----------   --------   -----------    -------------    -----------   -------------
David A. Jenkins              0          0         127,000        39,000                $0             $0
Chairman, President
and Chief Executive
Officer

Robert W. Evans               0          0            0              0                  $0             $0
Vice President of Sales
and Marketing


(1) Amounts calculated by subtracting the exercise price of the options from the market value of the underlying Common
Stock  using  the closing sale price on the Nasdaq  National
Market of $1.75 per share on December 31, 1997.

Compensation Plans and Other Arrangements

1995 Long Term Incentive Plan
The Company's 1995 Long Term Incentive Plan (the "1995 Incentive Plan") was adopted by the Board of Directors and shareholders in November, 1995. On October 30, 1997, the Shareholders approved an amendment increasing the number of shares available under the Plan from 400,000 to 700,000. At December 31, 1997, options to purchase 352,500 shares were outstanding at exercise prices ranging from $2.00 to $4.75 per share. The 1995 Incentive Plan provides for grants of "incentive" and "non-qualified" stock options to employees of the Company. The 1995 Incentive Plan is administered by the Compensation Committee, which determines the optionees and the terms of the options granted, including the exercise price, number of shares subject to the options and the exercisability thereof. The 1995 Incentive Plan will terminate on November 30, 2005, unless earlier terminated by the Board of Directors.

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

1995 Director Option Plan
The Company's 1995 Director Option Plan was adopted by the Board of Directors and the shareholders in November, 1995. A total of 360,000 shares of Common Stock of the Company are available for issuance under the 1995 Director Option Plan and options to purchase 288,000 shares were outstanding as of December 31, 1997. The 1995 Director Option Plan provides for grants of "director options" to eligible directors of the Company and for grants of "advisor options" to eligible members of the Scientific Advisory Board. Director options and advisor options become exercisable at the rate of 1,000 shares per month, commencing with the first month following the date of grant for so long as the optionee remains a director or advisor, as the case may be. The 1995 Director Option Plan is administered by the Plan Committee of the Company, which determines the optionees and the terms of the options granted, including the exercise price and the number of shares subject to the options. The 1995 Director Option Plan will terminate on November 30, 2005, unless earlier terminated by the Board of Directors.

Compensation of Directors
During 1997, no directors of the Company received cash or other compensation for services on the Board of Directors or any committee thereof. In the past, the Company has issued independent Directors options to purchase shares of the Company's Common Stock under the 1995 Director Option Plan upon their election or appointment to the Board. These options vest at a rate of 1,000 shares per month of service on the Board. The directors are reimbursed for their reasonable travel expenses incurred in performance of their duties as directors.

Employment Agreements
On August 31, 1995, the Company entered into an Employment Agreement Addendum with Mr. David A. Jenkins which extended the term of his employment through March 1, 1999. The addendum provides for base compensation of $145,000, plus five percent of the Company's consolidated income before taxes. Mr. Jenkins' Employment Agreement may be terminated at any time for cause. It contains a non-competition provision extending for two years after termination of employment for cause and, in the Company's discretion, one year after termination of employment for any other reason, provided that if Mr. Jenkins is terminated without cause, the Company is obligated to continue to pay him compensation during such discretionary period.

Item 11. Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information regarding beneficial ownership of Common Stock of the Company as of March 19, 1998 by (i) each of the Company's directors, (ii) the Named Executive Officers, (iii) all directors and executive officers as a group and (iv) each person known to the Company to beneficially own more than five percent of the Company's Common Stock. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

Name and Address           Number of  Shares      Percentage of Class
of Beneficial Owner        Beneficially Owned    Beneficially Owned (1)
--------------------       ------------------    ----------------------
David A. Jenkins (2)           1,003,000                 13.0%
c/o EP MedSystems, Inc.
100 Stierli Court
Mount Arlington, NJ

Medtronic, Inc. (3)              610,000                  8.0%
7000 Central Avenue NE
Minneapolis, MN 55432

Anthony Varrichio (4)            534,000                  7.0%
1 Hemlock Lane
Flanders, NJ 07836

Edwin K. Hunter (5)              504,500                  6.6%
1807 Lake Street
Lake Charles, LA 70602

Oppenheimer Funds, Inc.          500,000                  6.6%
Two World Trade Center
New York, NY 10048

David W. Mortara,(6)              81,000                  1.0%
7865 North 86th Street
Milwaukee, WI 53224

Lester J. Swenson (3)             31,000                     *
7000 Central Avenue NE
Minneapolis, MN 55432

Robert W. Evans (7)                    0                     *
c/o EP MedSystems, Inc.
100 Stierli Court
Mount Arlington, NJ

All executive officers
and directors as a
group (six persons)            1,766,000                 22.3%

* Represents beneficial ownership of less than one percent of the Common Stock.

(1) Applicable percentage ownership as of March 19, 1998 is based upon 7,599,917 shares of Common Stock outstanding together with the applicable options for such stockholder. Beneficial ownership is determined in accordance with Rule 13d-3(d) of the Securities Exchange Act of 1934, as amended. Under Rule 13d-3(d), shares issuable within 60 days upon exercise of outstanding options, warrants, rights or conversion privileges ("Purchase Rights") are deemed outstanding for the purpose of calculating the number and percentage owned by the holder of such Purchase Rights, but not deemed outstanding for the purpose of calculating the percentage owned by any other person. "Beneficial ownership" under Rule 13d-3 includes all shares over which a person has sole or shared dispositive or voting power.

(2) Includes 133,000 shares issuable upon exercise of options. Also includes 160,000 shares held by Mr. Jenkins as trustee for the Dalin Class Trust. Excludes 45,000 shares held by Mr. Jenkins' wife, and 20,000 shares held by Mr. Jenkins' wife as custodian for his children.

(3) Includes   31,000  shares  issuable  upon  exercise   of
    options granted to Mr. Swenson for which Medtronic has claimed beneficial ownership.

(4) Includes   63,000  shares  issuable  upon  exercise   of
    options.

(5) Includes 152,500 shares held by two trusts of which  Mr.
    Hunter is the trustee and 150,000 shares held by a private foundation over whose assets Mr. Hunter has shared voting and investment power.

(6) Includes   31,000  shares  issuable  upon  exercise   of
    options.

(7) Mr. Evans' employment with the Company terminated on September 10, 1997.

Item 12.  Certain Relationships and Related Transactions

Hi-Tronics Designs, Inc.
HDI was one of the Company's two founding shareholders. HDI's shareholders are Anthony J. Varrichio, William Winstrom and Medtronic. Mr. Varrichio is the President, a director and the largest shareholder of HDI, and Mr. Winstrom is an officer and director of HDI.

Mr. Varrichio has been a director of the Company since the Company's inception and was Chairman of the Board of Directors and Treasurer of the Company until November, 1995. Mr. Winstrom was a director of the Company until November, 1995. Lester Swenson, an officer of Medtronic, has been a director of the Company since November, 1995. Mr. Varrichio, Mr. Winstrom and Medtronic acquired shares of the Company's Common Stock from HDI. As of March 19, 1998, Mr. Varrichio owned beneficially 7.0% of the Company's Common Stock, Mr. Winstrom owned beneficially 4.9% and Medtronic owned 7.6%

Beginning in 1993, the Company engaged HDI as the manufacturer of the EP-2 and EP-3 Clinical Stimulators. During April, 1996, the Company entered into a Master Manufacturing Agreement with HDI (the "Master Manufacturing Agreement") which provides that HDI will manufacture components for the EP WorkMate, the EP-3, the TeleTrace III Receiver, and all subsequent versions of such products for the Company on an exclusive basis in accordance with GMP regulations and all other applicable laws and regulations. The Master Manufacturing Agreement has a term of five years commencing on March 31, 1996 and, unless terminated by either party upon at least 90 days written notice, will automatically renew for successive terms of one year. The Company purchased products from HDI aggregating $506,000, $392,000 and $424,000 during the twelve months ended December 31, 1997, 1996 and 1995, respectively.

The Company determined that continued sale and service of arrhythmia monitors did not represent a good strategic fit with the Company's existing products and planned product line, including the ALERT System. Therefore, the Company discontinued sale of the MemoryTrace line of arrhythmia monitors. In 1997, the Company sold its line of arrhythmia monitors including an arrhythmia monitor under development to HDI in return for 60,000 shares of common stock in Neomedics, Inc., a newly created company involved in the design and manufacture of implantable medical devices, which is an affiliate of HDI. Sales of arrhythmia monitors by the Company were approximately $12,000 and $198,000 in the years ended December 31, 1996 and 1995, respectively. Since the value assigned to the arrhythmia monitor technology had been fully amortized, the Company did not record a gain or loss on the sale. The Neomedics common stock is not a registered security traded on a public exchange and therefore its fair value is not readily determinable. At December 31, 1997, the Company valued the shares of Neomedics stock at zero.
HDI completed development of the TeleTrace III-S Receiver in 1997 for an aggregate consideration of 19,000 shares of common stock of the Company, issued in 1995, and $30,000 in cash paid in 1997. HDI is the manufacturer of the TeleTrace III-S Receiver.

On December 29, 1997, the Company granted HDI a nonexclusive license to sell the TeleTrace receiver in connection with the sale of arrhythmia monitors. The agreement calls for the payment of a royalty of $300 per unit sold by HDI.

The Company believes that each of the preceding transactions with HDI were entered into on terms and at prices no less favorable than the Company could have received from an unaffiliated party.

Mortara Instrument, Inc.
The Company purchases certain components for the EP WorkMate and ALERT Companion from Mortara Instrument. Dr. David W. Mortara, a director of the Company, is also a Director and shareholder of Mortara Instrument. The approximate value of products purchased from Mortara Instrument was $573,000, $15,000, and $12,000, in 1997, 1996 and 1995, respectively.
The Company believes that each of the transactions with Mortara Instrument were entered into on terms and at prices no less favorable than the Company could have received from an unaffiliated party.

Acquisition of Note Receivable
In September, 1995, at a time when the Company was considering establishing a catheter manufacturing facility based in the United Kingdom, the Company acquired a note receivable in the amount of $100,000 from FalFab LLC ("FalFab"). Edwin K. Hunter, who beneficially owned 504,500 shares of Common Stock of the Company as of March 19, 1998, was also a shareholder of FalFab. The note receivable accrued interest at 8% per annum and was due and payable on July 15, 1996. The Company loaned an additional $7,500 to Falfab during the second quarter of 1996. Upon maturity of the note receivable, Falfab was unable to repay amounts due the Company and was liquidated by its creditors. Accordingly, the Company reflected a write-off of the $107,500 note receivable in 1996.
Item 13.  Exhibits and Reports on Form 8-K.

          (a) Exhibits
               3.1   Amended  and  Restated  Certificate  of
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

               10.16      Investment Agreement dated January
               16,  1996  among EP   Medical, Inc.,  Rudiger
               Dahle,   Anthony   Varrichio   and    William
               Winstrom (1)

               10.22       Master  Manufacturing   Agreement
               dated   April   16,   1996       between   EP
               MedSystems and Hi-Tronics Designs, Inc. (1)

               10.25      Exclusive  Rights Agreement  dated
                    May  26, 1996 between EP MedSystems  and
                    Spire Corporation (1)

               10.26      Letter  Agreement dated April  12,
                    1996 between EP MedSystems, Inc. and Hi-
                    Tronics Designs, Inc. relating to the TeleTrace IV Receiver (1)

               10.27      Consulting Agreement dated  as  of
                    May 24, 1996 between EP MedSystems, Inc.
                    and Elliott Young and Associates Inc., as amended and restated. (1)

               10.28     Stock Option Agreement dated August
               31,  1995 between    EP MedSystems, Inc.  and
               Tracey Young, as amended (1)

               10.29     Registration Rights Agreement dated
               as  of  May  24, 1996  between EP MedSystems,
               Inc. and Tracey Young (1)

               10.30      Exclusive License Agreement  dated
               February  27,  1997   between EP  MedSystems,
               Inc. and EchoCath, Inc. (2)

               10.31        Subscription   Agreement   dated
               February  27,  1997   between EchoCath,  Inc.
               and EP MedSystems, Inc. (2)

               10.32      Amended  1995 Long Term  Incentive
               Plan (3)

               10.33     Agreement of Lease dated August 25,
               1997  between  EP      MedSystems,  Inc.  and
               Provident  Mutual Life Insurance     Company,
               as landlord

               11     Statement  regarding  Calculation   of
               Shares  Used in      Computing Net  Loss  per
               Share

               21   List of Subsidiaries

               27   Financial Data Schedule (4)

               27.1 Restated Financial Data Schedule (4)


          1.Incorporated by reference to the exhibit of the same number previously filed with the Commission in connection with the Company's Registration Statement on Form SB-2 and Pre-Effective Amendments No. 1 and 2 thereto.
          2.Incorporated by reference to the exhibit of the same number previously filed with the Commission on Form 10-KSB for the year ended December 31, 1996.
          3.Incorporated by reference to Exhibit A previously filed with the Commission in the Company's Proxy Statement for the Annual Meeting of Shareholders held on October 30, 1997.
          4.EDGAR Filing only.

(b)  Reports on Form 8-K

           No reports on Form 8-K were filed by the Company during 1997.

            EP MEDSYSTEMS, INC. AND SUBSIDIARIES
         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

1.  FINANCIAL STATEMENTS                               Page

     Report of Independent Public Accountants            F-2

     Consolidated Balance Sheets as of December
     31, 1997 and 1996                                   F-3

     Consolidated Statements of Operations for the
     years ended December 31, 1997, 1996 and 1995        F-4

     Consolidated Statements of Changes in
     Shareholders' Equity (Deficit) for the years
     ended December 31, 1997, 1996 and 1995              F-5

     Consolidated Statements of Cash Flows for the
     years ended December 31, 1997, 1996 and 1995        F-6

     Notes to Consolidated Financial Statements          F-7




                             F-1


          REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To EP MedSystems, Inc.:

We have audited the accompanying consolidated balance sheets of EP MedSystems, Inc. (a New Jersey corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EP MedSystems, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                        ARTHUR ANDERSEN LLP
New York, New York
March 11, 1998



                             F-2
            EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
                                                  December 31,
                 ASSETS                        1997           1996
                                            -----------    -------------
Current assets:
   Cash and cash equivalents                $   752,068    $ 5,491,857
   Short-term investments                     2,120,084      1,794,553
   Accounts receivable, net of
     allowances for doubtful accounts of
     $74,112 and $82,709, respectively        1,229,921        671,503
   Inventories                                1,512,528        626,707
   Prepaid expenses and other assets            217,526        185,761
                                              ---------      ---------
          Total current assets                5,832,127      8,770,381
Long-term investments                           --           3,001,222
Investment in EchoCath                        1,400,000        --
Property and equipment, net                     757,295        181,385
Intangible assets, net                          569,705        615,861
Other assets                                     58,439         31,000
                                              ---------    -----------
          Total assets                      $ 8,617,566    $12,599,849
                                            ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                         $   670,206    $   238,764
   Payables due to related parties              127,859         85,035
   Accrued expenses                             850,507        438,787
   Deferred revenue                              34,313         42,938
   Customer deposits                            108,012        103,999
                                              ---------        -------
          Total current liabilities           1,790,897        909,523
                                              ---------        -------
Commitments and contingencies
Shareholders' equity:
  Preferred Stock, no par value,
     5,000,000 shares authorized, no
     shares issued and outstanding              --             --
  Common stock, $.001 stated value,
     25,000,000 shares authorized,
     7,599,917 issued and outstanding             7,600          7,600
  Additional paid-in capital                 16,743,014     16,743,014
  Accumulated deficit                       (9,923,945)    (5,060,288)
                                            -----------    -----------
     Total shareholders' equity               6,826,669     11,690,326
                                            -----------    -----------
Total liabilities and shareholders'        $ 8,617,566     $12,599,849
                                           ===========     ===========

 The accompanying notes are an integral part of these statements.

           EP MEDSYSTEMS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS


                                     For the years ended December 31,
                                    1997           1996           1995
                                 -----------    -----------    -----------
Product sales                    $ 3,648,782    $ 2,065,959    $ 2,001,137
Other revenue                        365,000        250,000        --
                                   ---------      ---------      ---------
          Total revenues           4,013,782      2,315,959      2,001,137

Operating costs and expenses:
Cost of products sold              2,184,914      1,161,948      1,257,468
Sales and marketing expenses       2,935,876        764,765        477,209
General and administrative         1,822,097      1,240,457        927,906
expenses
Research and development           2,262,169        856,191        320,311
expenses
Acquired research and                --             --             450,000
development
Write-off of other assets            --             107,500        --
                                 -----------    -----------    -----------
     Loss from operations        (5,191,274)    (1,814,902)    (1,431,757)

Interest expense                     (2,436)       (44,779)       (50,893)
Interest income                      330,053        338,335        --
Write-off of unamortized
discount of 1995 Debentures          --            (49,232)        --
                                 -----------    -----------    -----------
          Net loss              $(4,863,657)   $(1,570,578)   $(1,482,650)
                                ============   ============   ============
Basic loss per share                $ (.64)      $ (.26)           $ (.35)
                                    =======      =======           =======
Diluted loss per share              $ (.64)      $ (.26)           $(.35)
                                    =======      =======           =======
Weighted average shares
outstanding used to compute
basic and diluted loss per share    7,599,917    6,131,749      4,282,242
                                    =========    =========      =========

Supplementary loss per share                     $ (.24)           $ (.32)
                                                 =======           =======




    The accompanying notes are an integral part of these statements.

            EP MEDSYSTEMS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                          (DEFICIT)

    For the Years Ended December 31, 1997, 1996 and 1995

                                                      Additional
                                Common Stock           Paid-in     Accumulated
                                Shares      Amount     Capital        Deficit           Total
                               ---------  --------  ------------  -------------  -------------
Balance, January 1, 1995       4,258,500  $  4,259  $  2,644,479  $ (2,007,060)  $     641,678
Issuance of common stock to
   HDI for research and
   development expenses           69,000        69       137,931        --             138,000
Issuance of common stock for
   consulting services            14,500        14        28,986        --              29,000
Value of debenture warrants       --          --          54,702        --              54,702
Stock options issued in
connection with ALERT
licensing agreement               --          --         420,000        --             420,000
Common stock issued in
connection with patent
licensing agreement               10,000        10        19,990        --              20,000
Net loss                          --          --          --        (1,482,650)    (1,482,650)
Balance, December 31, 1995     4,352,000  $  4,352  $  3,306,088  $ (3,489,710)  $   (179,270)
Issuance of common stock         166,667       167       499,833        --             500,000
Issuance of common stock
upon exercise of options          12,500        12        16,654        --              16,666
Issuance of common stock
upon initial public offering   2,500,000     2,500    11,783,508        --          11,786,008
Issuance of common stock
upon exercise of Warrants        568,750       569     1,136,931        --           1,137,500
Net loss                              --        --        --        (1,570,578)    (1,570,578)
Balance, December 31, 1996     7,599,917     7,600    16,743,014    (5,060,288)     11,690,326
Net loss                          --          --          --        (4,863,657)    (4,863,657)
                               ---------  --------  ------------  -------------  -------------
Balance, December 31, 1997     7,599,917  $  7,600  $ 16,743,014  $ (9,923,945)  $   6,826,669
                               =========  ========  ============  =============  =============

    The accompanying notes are an integral part of these  statements.

            EP MEDSYSTEMS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               For the Years Ended December 31,
                                                   1997            1996            1995
Cash flows from operating activities:          ------------    ------------    ------------
Net loss                                       $(4,863,657)    $(1,570,578)    $(1,482,650)
Adjustments to reconcile net income to net
   cash used in operating activities:
Depreciation and amortization                       219,302         171,493         170,271
Acquired research and development                   --              --              440,000
Issuance of stock for consulting services           --              --               29,000
Issuance of stock for research and development      --              --              138,000
Write-off of other assets                           --              107,500         --
Write-off of unamortized discount on Debentures     --               49,232         --
Bad debt expense                                    --                5,017          52,400
Changes in assets and liabilities:
Increase in accounts receivable                   (558,418)       (238,400)       (194,449)
(Increase) decrease in inventories                (885,821)       (157,442)          18,433
Increase in prepaid expenses and other             (31,765)       (132,113)        (48,526)
current assets
Increase in other assets                           (27,439)         (4,163)        (26,837)
Increase (decrease) in due to related parties        42,824       (173,685)         177,988
Increase (decrease) in accounts payable             431,442        (42,354)         131,513
Increase in accrued expenses,
deferred revenue and customer deposits              407,108          99,950         256,941
                                                -----------     -----------       ---------
Net cash used in operating activities           (5,266,424)     (1,885,543)       (337,916)
                                                -----------     -----------       ---------
Cash flows from investing activities:
Purchase of investments                             --         (21,567,497)         --
Proceeds from sale of investments                 1,188,595      16,771,722         --
Maturities of investments                         1,487,096
Investment in EchoCath                          (1,400,000)         --              --
Capital expenditures, net of disposals            (721,911)        (97,337)        (55,754)
Patent costs                                       (27,145)
Loan to FalFab                                      --              (7,500)       (100,000)
                                                  ---------     -----------       ---------
Net cash provided (used) by investing activities    526,635     (4,900,612)       (155,754)
                                                  ---------     -----------       ---------
Cash flows from financing activities:
(Repayments) proceeds from debentures, net          --             (62,500)         687,500
Proceeds from issuance of common
stock, net of offering expenses                     --           12,398,508         --
Proceeds from exercise of stock options             --               16,666         --
Payment of notes payable and other borrowings       --            (109,250)       (179,250)
                                                -----------      ----------       ---------
Net cash provided by financing activities           --           12,243,424         508,250
                                                -----------      ----------       ---------
Net (decrease) increase in cash and cash        (4,739,789)       5,457,269          14,580
equivalents
Cash and cash equivalents, beginning of period    5,491,857          34,588          20,008
                                                  ---------     -----------        --------
Cash and cash equivalents, end of period          $ 752,068     $ 5,491,857        $ 34,588
                                                  =========     ===========        =========


    The accompanying notes are an integral part of these statements.

            EP MEDSYSTEMS, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of Business
EP MedSystems, Inc. (the "Company") designs, manufactures and markets a broad-based line of products for the cardiac electrophysiology ("EP") market for the purpose of diagnosing, monitoring, managing and treating irregular heartbeats known as arrhythmias.

The Company faces a number of risks, including significant operating losses, the ability to raise sufficient financing to meet its future cash requirements, the results of clinical trials and market acceptance of existing and future products. Additionally, other risk factors such as
government   regulation,   uncertainty   of   new    product
development, significant competition, the loss of key personnel and difficulty in establishing, preserving and enforcing intellectual property rights could impact the future results of the Company.

The  Company  is currently evaluating several financing  and
strategic  alternatives  to  help  achieve  its  long   term
objectives.

2.  Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of EP MedSystems, Inc. and its wholly-owned U.S. subsidiaries, ProCath Corporation ("ProCath") and EP
MedSystems UK Ltd. ("EP MedSystems UK"). All material intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

Concentrations of Credit Risk
The Company is potentially subject to concentrations of credit risk with respect to its cash investments and trade accounts receivable. The Company invests its excess cash in a diversified portfolio of investment grade corporate bonds and an institutional money market account.

The Company's customer base for its products is primarily comprised of hospitals, and distributors throughout the United States and abroad. On certain transactions, the Company may require payment in advance or an issuance of an irrevocable letter of credit. The Company believes that its terms of sale provide adequate protection against significant credit risk with respect to trade accounts receivable.

The Company had a note receivable of $107,500 from Falfab, L.L.C., a UK-based angioplasty catheter manufacturer ("Falfab"), which matured on July 15, 1996. Upon maturity, Falfab was unable to repay the amounts due the Company and was liquidated by its creditors. Accordingly, the Company reflected a write-off of the $107,500 note receivable in 1996. A former shareholder of Falfab is a beneficial shareholder in excess of 5% of the outstanding shares of the Company's common stock.

Inventories
Inventories are valued at the lower of cost or market with cost being determined on a first-in, first-out basis.

Property and Equipment
Property and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets ranging from three to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the lease. Expenditures for repairs and maintenance are expensed as incurred. Management reviews these assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets might not be recoverable. The Company has determined that, as of December 31, 1997, no property and equipment have been impaired.

Intangible Assets
Intangible assets are being amortized over a period ranging from two to fifteen years with catheter technology being amortized on a straight-line basis over fifteen years. Registration and legal fees associated with patent filings are capitalized and amortized over three years. Management reviews these assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets might not be recoverable. The Company has determined that, as of December 31, 1997, no intangible assets have been impaired.

Translation of Foreign Currency
The  Company's  foreign  operation  is  translated  to  U.S.
dollars   using  current  exchange  rates  with  translation
adjustments accumulated in stockholders' equity. At December
31, 1997, translation adjustments were not material.

Revenue Recognition
The Company recognizes product revenue on the date of shipment. Payments received in advance of shipment of product are deferred until such products are shipped. Revenues related to warranty contracts are recognized on a straight-line basis over the warranty period. Royalties on product revenues are included in cost of sales.

Research and Development
Research and development costs, which include clinical and regulatory costs, are expensed as incurred.
                             F-8

Net Loss Per Common Share
Effective for the year ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). The adoption of SFAS 128 requires the presentation of Basic earnings per share and Diluted earnings per share. Basic earnings per share is computed based on the weighted average number of common shares outstanding during the year. Diluted earnings per share is based on the weighted average number of common shares outstanding during the year plus the common stock equivalents related to outstanding stock options and warrants. Diluted earnings per share exclude the impact of common stock equivalents as their inclusion would be anti-dilutive. As required by SFAS 128, 1996 and 1995 net loss per share amounts have been restated to comply with this standard. Prior to the adoption of SFAS 128 the Company's reported loss per share were $.23 and $.26 for the years ended December 31, 1996 and 1995 respectively.

Supplementary Net Loss Per Common Share
Supplementary net loss per common share is computed as if all of the 1995 Debentures (See Note 12) had been repaid at the beginning of the period or the date of issuance, if later, and assuming that (i) 222,385 common shares were issued to pay the 1995 Debentures and (ii) $33,875 and $24,286 of interest expense was eliminated for the periods ending December 31, 1996 and 1995, respectively, as a result of such payment. As required by SFAS 128, 1996 and 1995 supplementary net loss per share amounts have been restated to comply with this standard. The impact of the adoption of SFAS 128 was not material to previously reported supplementary net loss per share.

Stock-Based Compensation
The Company accounts for stock options issued to employees and non-employee directors in accordance with the "intrinsic value" method set forth in Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") with supplemental pro forma disclosures of "fair value" as required by Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("SFAS 123").
The Company accounts for stock options issued to consultants in accordance with the "fair value" method as required by SFAS 123.

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

Recently Issued Accounting Standards
In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130 establishes standards for reporting comprehensive income and its components. Comprehensive income reflects certain items not currently reported in measuring net income such as changes in value of available-for-sale securities and foreign currency translation adjustments. SFAS 131 establishes standards for reporting financial and descriptive information regarding an enterprise's operating segments. Both SFAS 130 and SFAS 131 are effective for fiscal years beginning after December 15, 1997. These standards increase financial reporting disclosures and will have no impact on the Company's financial position or results of operations.

Reclassification
Certain prior year amounts have been reclassified to conform with the current year's presentation.

3.  Investment Securities
The Company accounts for its investment securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). This Statement requires the classification of debt and equity securities based on whether the securities will be held to maturity, are considered trading securities, or are available for sale. Classification within these categories may require the securities to be reported at their fair market value with unrealized gains and losses included in current earnings or reported as a separate component of stockholders' equity.

As of December 31, 1997, all investment securities have been classified as available for sale. The maturities of available for sale investments range from October, 1998 to September, 2000. These investments are stated at market, which approximates their amortized cost.

As of December 31, 1996, all short-term and long-term investments, except for $297,828 invested in corporate preferred stock, were classified as held to maturity. These investments were stated at amortized cost, which approximated market, and consisted of U.S. government agency obligations and corporate bonds. At December 31, 1996, the Company classified $297,828 invested in two issues of corporate preferred stock as available for sale. These investments were stated at market, which approximates their amortized cost.

Short-term and long-term investments held to maturity are as follows:
                                         December 31,
                                      1997          1996
Available for sale securities:

Corporate bonds                  $  2,120,084     $   --

Corporate preferred stocks             --           297,828
                                 ------------     ---------
                                 $  2,120,084     $ 297,828
                                 ============    ==========


Held to maturity securities:

   Short-term investments:
    U.S.   government   agency  $     --         $  1,496,725
obligations                     ------------     ------------

   Long-term investments:
   Corporate bonds                     --            3,001,222
                                ------------    --------------
                                $     --         $  4,497,947
                                ============    ==============


4.  EchoCath License
During February, 1997, the Company licensed the rights to several ultrasound technologies from EchoCath, Inc. ("EchoCath") for use in the field of electrophysiology. The agreement calls for the Company to make payments totaling $700,000, in four installments, as certain development milestones and initial sales are achieved on the EchoMark and EchoEye technologies. Terms of the license call for a two percent (2%) royalty on net sales, including minimum royalties beginning in 1999 and continuing for the life of the applicable patents and continuations thereof. The Company may elect to not make minimum royalty payments and in such case, EchoCath can make the license non-exclusive or cancel the license and return the $700,000 milestone payments. As of December 31, 1997, no milestones had been achieved and no milestone payments were accrued or payable to EchoCath. The Company also purchased 280,000 shares of 5.4% cumulative convertible preferred stock of EchoCath for $1,400,000 in cash.

The  minimum  annual  royalties under  the  license  are  as follows:
          1999                        $120,000
          2000                         160,000
          2001                         200,000
          2002                         280,000
          2003                         320,000
          2004                         360,000
          2005 and thereafter          400,000

During September, 1997, the Company became aware that EchoCath may have been having cash flow difficulties and that EchoCath could have faced delisting of its common stock from the NASDAQ Small Cap Stock Market if it did not maintain net equity in excess of $1,000,000. On October 7, 1997, the Company filed a lawsuit against EchoCath in the United States District Court for the District of New Jersey alleging, among other things, that EchoCath made fraudulent misrepresentations and omissions in connection with the sale of $1.4 million of its preferred stock to the Company. (see
Note 13).

On October 30, 1997, EchoCath announced that it had entered into a license and development agreement which included a $1,000,000 investment by the licensee in Class A common stock of EchoCath and an $800,000 prepayment of license fees. The Company was informed that this investment allowed EchoCath to meet the requirements for continued listing on the NASDAQ Small Cap Stock Market at such time. The agreement also provides EchoCath with $1,800,000 of new working capital and may provide an opportunity to earn additional royalty or licensing income. The Company cannot determine whether this cash infusion will be sufficient to meet EchoCath's long term cash needs or whether EchoCath will recognize additional revenue or attain profitability.

The EchoCath preferred stock is not a registered security traded on a public exchange and therefore its fair value is not readily determinable. Accordingly, the shares are stated at historical cost. Management has evaluated the investment for permanent impairment and as a result of this review, management believes that there is no permanent impairment at this time. However, management will continue to evaluate the investment and may determine in the future that a permanent impairment has occurred and that such impairment should be recorded. The preferred stock is convertible, at the option of the Company, into shares of EchoCath common stock at a conversion price of $6.00 per share through 1999 and $6.50 per share thereafter. The market price for the common stock on March 11, 1998 was $2.50 per share. The Company does not anticipate converting its shares in the near future.

5. Research Support Grant
During 1997, the Company received a research support grant in the amount of $365,000 from a private foundation to support the Company's ongoing development of a proprietary catheter. The proceeds of the grant are not refundable.

In connection with the grant, the Company has agreed to pay the foundation a royalty of 5% of gross sales of the developed catheter until the foundation has recovered its $365,000, as adjusted for inflation; 3% of gross sales until such time as the foundation has recovered four times its $365,000 as adjusted for inflation; and 1% in perpetuity.

6. Acquisitions of Products and Technology and Related Party Transactions Hi-Tronics Design, Inc.
General
The Company's initial shareholders were David A. Jenkins, its current Chairman, President and Chief Executive Officer, and Hi-Tronics Designs, Inc. ("HDI"), a corporation engaged in the business of contract engineering and manufacturing.
The Company has purchased rights to certain products and the next generation of several products under development from HDI. The Company has utilized, and continues to utilize, HDI to provide research and development for various products.
The Company currently utilizes HDI to manufacture certain products, including components for the EP WorkMate and EP-3
Clinical Stimulator. The value of products and services purchased from HDI, excluding the purchase of technology, was $506,000, $392,000, and $424,000, in 1997, 1996 and
1995, respectively.

Arrhythmia Monitors and TeleTrace Receivers
In July, 1994, the Company acquired from HDI certain rights to (i) a line of arrhythmia monitors, (ii) the TeleTrace III Receiver, and (iii) a new arrhythmia monitor to be developed by HDI. In exchange for the rights to these assets, the Company agreed to issue HDI 100,000 shares of its common stock, valued at $200,000, 50,000 on the agreement date and 50,000 upon submission to the FDA of the new arrhythmia monitor. In 1995, the Company issued the additional 50,000 shares to HDI even though the Company had not submitted data to the FDA for the new arrhythmia monitor. Of the purchase price, $100,000 was allocated to technology rights in existing arrhythmia monitors, which was amortized over three years. The shares issued relating to the arrhythmia monitors being developed by HDI were expensed during the year ended December 31, 1995, as work performed represented research and development costs.

In January, 1995, the Company entered into an agreement with HDI pursuant to which HDI agreed to continue development of the TeleTrace III-S Receiver in exchange for 10,000 shares of common stock of the Company and $30,000 in cash upon completion of development. In September, 1995, the parties agreed to amend the consideration to be 19,000 shares of Common Stock, issued immediately, and $30,000 in cash upon completion of certain development milestones. The Company recorded a charge to research and development expense of $38,000 during the year ended December 31, 1995. During the year ended December 31, 1996, no amounts were charged to research and development expense. During the year ended
December 31, 1997, the Company paid the remaining $30,000 development fee, which was charged to research and development expense.

During 1996, the Company discontinued the sale of its line of arrhythmia monitors. Sales of arrhythmia monitors were approximately $12,000 and $198,000 in the years ended December 31, 1996 and 1995, respectively. In 1997, the Company sold its line of arrhythmia monitors, including a new arrhythmia monitor under development, to HDI in return for the 60,000 shares of common stock in Neomedics, Inc., a newly created company involved in the design and manufacture of implantable medical devices, which is affiliated with HDI. Since the value assigned to the arrhythmia monitor technology had been fully amortized, the Company did not record a gain or loss on the sale. The Neomedics common stock is not a registered security traded on a public exchange and therefore its fair value is not readily determinable. At December 31, 1997, the Company valued the shares of Neomedics stock at zero.

On December 29, 1997, the Company granted HDI a nonexclusive license to sell the TeleTrace receiver in connection with the sale of its arrhythmia monitors. The agreement calls for the payment of a royalty of $300 per unit sold by HDI.

Mortara Instrument, Inc.
The Company purchases certain components for the EP WorkMate and ALERT Companion from Mortara Instrument. Dr. David W. Mortara, a director of the Company, is also a Director and shareholder of Mortara Instrument. The approximate value of products purchased from Mortara Instrument was $573,000, $15,000, and $12,000, in 1997, 1996 and 1995, respectively.

7. Acquired Research and Development and License Agreements Acquired Research and Development
The Company has entered into numerous transactions whereby it has acquired technology. This technology has been expensed as acquired research and development as at the date of acquisition, the technological feasibility of the acquired technology had not yet been established and the technology had no future alternative uses.

License Agreements
 ALERT Catheter
In November, 1995, the Company acquired an exclusive worldwide license to the rights to certain technology developed by Dr. Eckhard Alt for a Temporary Atrial Defibrillation Catheter and Treatment Method (the "ALERT Technology"). In consideration of the license, the Company
(i) granted Dr. Alt an option to buy 210,000 shares of common stock at $.10 per share beginning on May 1, 1996 and ending on November, 1, 2000; (ii) granted an option to buy an additional 164,000 common stock options exercisable at $2.00 for a period of five years, vesting upon the occurrence of certain events, including issuance of patents and an FDA pre-marketing approval and (iii) agreed to pay royalties ranging up to 5% of net sales of the licensed products until the expiration of the licensed patents. During 1997, the Company paid royalties of $2,256 in connection with the

ALERT license. In 1995, the Company recorded $420,000 as acquired research and development expense as technological feasibility had not been established at the license date. This amount represented the fair market value of the option on the issue date.

Saksena License
In November, 1995, the Company acquired a semi-exclusive worldwide license to the rights to certain technology developed by Dr. Sanjeev Saksena for a Temporary Ventricular Defibrillation Catheter and Treatment Method. In consideration of the license, the Company granted Dr. Saksena 10,000 shares of common stock and $10,000 in cash. The license agreement also calls for the payment of royalties ranging up to 5% of net sales of the licensed products until the expiration of the licensed patents up to a maximum of $1,000,000. No royalties have been paid to date. In 1995, the Company recorded acquired research and development expense of $30,000, which represented the fair market value of the Company's common stock on the license date plus the cash payment.

8.  Agreements with InControl
During 1996, the Company recorded catheter development revenue of $250,000 related to a Product Development and Supply Agreement (the "Development Agreement") with InControl, Inc. ("InControl") covering a new temporary atrial defibrillation catheter ("TADCATH").

The Company also entered into non-exclusive distribution agreements which allow InControl to sell the ALERT Catheter in parts of Europe, Africa and the Middle East and the ALERT Companion on a world-wide basis for a period of two years subject to renewal upon mutual agreement of the parties. The Development Agreement expired on June 30, 1997 and the distribution agreements are scheduled to expire on August 14, 1998, unless renewed by the parties.

9.  Intangible Assets
Intangible assets consist of the following:
                                                 December 31,
                                             1997            1996
          Catheter technology           $    774,099       $ 774,099
          Other                               29,545           6,900
                                             -------         -------
                                             803,644         780,999
          Less: accumulated amortization    (233,939)       (165,138)
                                        ------------       ---------
                                        $    569,705       $ 615,861
                                        ============       =========

10.  Inventories
Inventories consist of the following:
                                          December 31,
                                      1997            1996
          Raw materials          $    249,018       $ 173,936
          Work in progress             12,925          11,456
          Finished goods            1,265,585         441,315
                                 ------------       ---------
                                 $  1,527,528       $ 626,707
                                 ============       =========


11.  Property and Equipment
Property and equipment consist of the following:
                                                 December 31,
                                             1997            1996
          Land                          $     69,738    $     --
          Buildings and improvements         346,824          --
          Leasehold improvements             119,332         112,670
          Machinery and equipment            543,247         244,559
                                           ---------         -------
                                           1,079,141         357,229
          Less: accumulated depreciation   (321,846)       (175,844)
                                           ---------       ---------
                                        $    757,295    $    181,385
                                        ============    ============

During February, 1997, the Company purchased 7,500 square feet of manufacturing, administrative and warehouse space, including 2,500 square feet of space that was leased by the Company's ProCath subsidiary, for a purchase price of approximately $417,000, including transaction costs and improvements. The purchase provides for expansion of the existing manufacturing operations, additional warehousing, shipping and quality assurance activities and relocation of ProCath's administrative offices.

12.  Debt
Debentures
Commencing July, 1995, the Company issued $1,137,500 of debentures (of which $687,500 was received in cash, $50,000 was received for subscription which was paid in February, 1996 and $400,000 was issued in conversion of accounts and other notes payable into debentures) with interest payable quarterly beginning September 30, 1995 at a rate of 6% per annum (the "1995 Debentures"). The maturity date of the debt was the earlier of June 30, 2000 or 30 days after the completion of an initial public offering of the Company's securities. The holders of the 1995 Debentures also received warrants (the "1995 Warrants") to purchase an aggregate of 568,750 shares of the Company's common stock at $2.00 per share exercisable at any time ending on the earlier of June 30, 2000 or thirty days after full payment of the corresponding 1995 Debentures. In connection with the issuance of the 1995 Debentures, the Company recorded a discount on the debentures issued of $54,702 representing the value of the 1995 Warrants issued. The discount was being amortized on a straight-line basis over the life of the 1995 Debentures.

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

Note Payable
In connection with the acquisition of the net assets of ProCath in 1993, the Company assumed a $218,500 note payable. The note provided for interest payable quarterly, at the rate of 8% per year. The principal amount was to be paid in full on November 5, 1995. In August, 1995, $109,250 of the outstanding amount was paid and the terms of the note were renegotiated on the remaining balance to quarterly payments of $4,300 commencing on October, 1, 1995. The related interest was accrued at an annual rate of 8% to be paid with the final payment at maturity. No gain was recorded upon the modification of debt terms as it was not significant. During September, 1996, the Company repaid the remaining balance of $92,050 plus accrued interest on the note.

13.  Commitments and Contingencies
Operating Leases
The Company currently leases approximately 7,600 square feet of office and manufacturing space through October, 2002. In addition to 7,500 square feet of owned space, ProCath leases an additional 2,500 square feet of space in Berlin, New Jersey on a month to month basis. ProCath is currently negotiating for a new lease with an option to purchase the 2,500 square feet of leased space. EP MedSystems UK leases 945 square feet of office and storage space in London, England through January, 2000.

The Company also leases certain office equipment for periods extending through December, 2001. The future aggregate commitment for minimum rentals as of December 31, 1997 is as follows:

          1998                             $ 108,936
          1999                               106,793
          2000                                99,031
          2001                               102,974
          2002 and thereafter                 71,385

Rent  expense associated with these leases was approximately
$92,585,  $112,643 and $83,661 for the years ended  December
31, 1997, 1996 and 1995, respectively.

Employment Agreements
The Company has employment agreements with two corporate officers and two employees. The contract of the President runs through March 1, 1999. This contract includes a provision for a bonus equal to 5% of consolidated pre-tax income. The contract for the President of ProCath includes an incentive bonus equal to 5% of the net income (before extraordinary items) generated by ProCath. The agreements with the President and the President of ProCath contain certain non-competition provisions in the event of termination of their employment.

The   aggregate  minimum  commitment  for  future  salaries,
excluding bonuses, as of December 31, 1997, is as follows:
          1998                               $ 354,400
          1999                                 125,807
          2000                                 106,722
          2001                                 112,058
          2002 and thereafter                  --


The   Company  has  key  man  life  insurance  policies  for
$1,000,000  covering  its  President,  $1,000,000  for   the
President of ProCath and $500,000 for the Vice President of Engineering, for which it is the beneficiary.

Litigation
EchoCath, Inc.
On October 7, 1997, the Company filed a lawsuit against EchoCath in the United States District Court for the
District of New Jersey alleging, among other things, that EchoCath made fraudulent misrepresentations and omissions in connection with the sale of 280,000 shares of 5.4% cumulative convertible preferred stock to the Company for $1,400,000 in February, 1997. The Company cannot determine the outcome of the EchoCath litigation at this time. (See
Note 4).

EchoCath has filed an Answer to the complaint, denying the allegations and asserting a counterclaim against the Company seeking reimbursement of its costs and expenses in the action. EchoCath also filed a motion to dismiss the complaint. The Company believes that EchoCath's counterclaim and request for reimbursement of its costs and expenses is without merit. As a result, the Company has not accrued for such costs and expenses at December 31, 1997. In the opinion of management, the ultimate resolution of the counterclaim will not have a material adverse impact on the Company's financial condition or results of operations.

14.  Stockholders' Equity
Common Stock
The Company is authorized to issue 25,000,000 shares of common stock, no par value, $.001 stated value per share, of which a total of 7,599,917 shares were outstanding at December 31, 1997 and 1996.

On June 21, 1996, the Company completed its initial public offering of 2,500,000 shares of Common Stock at a purchase price of $5.50 per share. The net proceeds from the offering were approximately $11,786,000 net of offering costs.

In January, 1996, the Company sold an aggregate of 166,667 shares of Common Stock to two investors at a purchase price of $3.00 per share. The net proceeds from the sale were $500,000.
Preferred Stock
The Company is authorized to issue 5,000,000 shares of undesignated preferred stock, no par value per share. The Board of Directors has the authority to issue preferred stock in one or more classes, to fix the number of shares constituting a class and the stated value thereof, and to fix the terms of any such class, including dividend rights, dividend rates, conversion or exchange rights, voting rights, rights and terms of redemption, the redemption price and the liquidation preference of such shares or class. At December 31, 1997 and 1996, the Company had no shares of preferred stock outstanding.

Stock Options
1995 Long-Term Incentive Plan
During July, 1997, the Board of Directors approved an amendment to increase the number of shares of common stock issuable under the 1995 Long Term Incentive Plan (the "1995 Incentive Plan") from 400,000 to 700,000. The amendment was approved by the shareholders at the Annual Meeting of
Shareholders held on October 30, 1997. A total of 700,000 shares of Common Stock are available for issuance under the 1995 Incentive Plan and options for 352,500 shares of Common Stock, at an exercise price of $2.00 to $4.75 per share, have been granted and are outstanding as of December 31, 1997. The 1995 Incentive Plan provides for grants of "incentive" and "non-qualified" stock options to employees of the Company. Options under this plan have a term up to ten years and vest over a period as determined by the Board of Directors. The 1995 Incentive Plan will terminate on November 30, 2005, unless earlier terminated by the Board of Directors.

During 1997, the Company issued options to purchase 232,000 shares of common stock under the 1995 Incentive Plan. The exercise prices of these options range from $2.00 to $4.75 per share. The options granted in 1997 have terms of five years and vest over varying periods.

1995 Director Option Plan
The Company's 1995 Director Option Plan (the "1995 Director Plan") was adopted by the Board of Directors and the shareholders in November, 1995. A total of 360,000 shares of common stock of the Company are available for issuance under the 1995 Director Plan and options for 288,000 shares of common stock, at an exercise price of $2.00 per share, are outstanding as of December 31, 1997. The 1995 Director Plan provides for grants of director options to eligible directors of the Company and for grants of advisor options to eligible members of the Scientific Advisory Board of the Company. Each of the director options and the advisor options are exercisable at the rate of 1,000 shares per month, commencing with the first month following the date of grant. The terms of these options range from three to five years. The 1995 Director Plan will terminate on November 30, 2005, unless earlier terminated by the Board of Directors.

At December 31, 1997 and 1996, the Company had 1,479,500 and 1,443,500 shares, respectively, of common stock reserved for stock options. All stock options granted by the Company, except for an option to purchase 210,000 shares of Common Stock at $.10 per share granted to Dr. Alt in connection with the license of the ALERT technology (the "Alt Option"), were granted at exercise prices not less than the current fair market value of the Company's Common Stock on the date of grant, as determined by the Board of Directors or the fair market value on the date of grant for options issued after the Company's initial public offering. During 1995, the Company expensed the difference between the fair market value of the Alt Option as of the date of grant and the actual exercise price of the Alt Option as acquired research and development expense.

Information relating to stock options is as follows:
                                               Option           Weighted
                           Number of           Price            Averag
                            Options            Range            Exercise
                                                                 Price
                           -----------        -------------      --------
Outstanding at December       102,500         $1.33 - $2.00      $1.69
31, 1994
     Granted                1,387,000          $.10 - $2.20      $1.72
     Canceled               (118,000)         $1.33 - $2.00      $1.97
Outstanding at December     1,371,500          $.10 - $2.20      $1.70
31, 1995
     Granted                  222,500         $4.75 - $5.50      $4.88
     Exercised               (12,500)                 $1.33      $1.33
     Canceled               (138,000)                 $2.00      $2.00
Outstanding at December     1,443,500          $.10 - $5.50      $2.16
31, 1996
     Granted                  232,000         $2.00 - $4.75      $3.78
     Exercised                 -                 -                 -
     Canceled               (196,000)         $2.00 - $5.50      $5.31
                            ---------         -------------      -----
Outstanding at December     1,479,500          $.10 - $4.75      $2.06
31, 1997                    =========         =============      =====

Exercisable at December       965,699          $.10 - $5.50      $1.73
31, 1997                      =======          ============      =====

The  Company  accounts  for  its  stock  options  issued  to
employees   and   nonemployee  directors  based   upon   the
"intrinsic   value"  method  set  forth  in  APB   25.   Had
compensation costs for the Company's stock option plans been determined consistent with SFAS 123, the Company's pro-forma net  loss  and loss per share for 1997 and 1996  would  have been as follows:
                             1997            1996            1995
Net loss                 ($4,961,077)    $(1,791,372)    $(1,760,223)

Basic loss per share          $ (.65)         $ (.29)         $ (.41)

Diluted loss per share        $ (.65)         $ (.29)         $ (.41)

Because  SFAS  123 has not been applied to  options  granted
prior   to   January   1,  1995,  the  resulting   pro-forma
compensation cost may not be representative of that to be expected in future periods.

Under SFAS 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions in 1997 and 1996, respectively:
                                1997        1996        1995

     Risk free interest rate    6.5%         6%          6%
     Expected life            5 years     5 years     4 years
     Expected volatility        50%         50%         50%
     Weighted  average  fair
     value of
     options granted  during   $1.40       $2.60       $1.08
     the year

15.   Major Customers
Revenue from a Research Support Grant to the Company by a not for profit charitable foundation accounted for approximately 9% of total revenues for the year ended December 31, 1997. Catheter development revenues from InControl accounted for approximately 11% of total revenues for the year ended December 31, 1996. No other customer accounted for in excess of 10% of total revenues during the years ended December 31, 1997 and 1996.

16.   Industry Segment and Geographic Information
The Company operates in a single industry segment, designing, manufacturing and marketing medical devices. Its revenues, operating profits and assets for the past three years have been attributable to this single industry segment.

The Company began operations outside the United States by establishing a US subsidiary, EP MedSystems UK with a United
Kingdom branch office, in January,
                            F-21

1997.  Of  the $601,000 of identifiable assets in Europe  at
December   31,  1997,  $408,000  were  accounts  receivable.
European accounts receivable are derived principally from sales in the United Kingdom.

The following table sets forth product sales by geographic
segment:
                                     December 31,
                           1997          1996          1995

United States           $2,356,461    $1,153,193    $1,444,176
Europe/Middle East       1,076,776       625,835       235,563
Asia and Pacific Rim       211,495       275,784       257,834
Other                        4,050        11,147        63,564
                        $3,648,782    $2,065,959    $2,001,137

17.  Employee Benefit Plan
During 1997, the Company established an employee 401(k) salary deferral plan that allows contributions by all eligible full-time employees. Eligible employees may contribute up to 15% of their respective compensation, subject to statutory limitations, and the Company may match a percentage of employee contributions at the discretion of the Board of Directors. The Company made matching contributions to eligible employees in the plan of approximately $47,366 for the year ended December 31, 1997.

18.  Income Taxes
As a result of losses incurred during the years, there is no provision for income taxes in the accompanying financial statements. The Company has established a full valuation allowance against its net deferred tax assets as realizability of such assets is predicated upon the Company achieving profitability. The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets consist of the following:
                                           December 31,
                                           1997       1996

     Allowance for doubtful accounts    $30,000       $33,000
     Inventory reserves                  59,000        59,000
     Intangible asset amortization        3,000        16,000
     Depreciation                        36,000        24,000
     Accrued liabilities                239,000        23,000
     Net operating loss carryforwards 3,150,000     1,417,000
     Research and development credit     72,000        52,000
                                      ---------     ---------
                                      3,589,000     1,624,000
     Less: Valuation allowance       (3,589,000)   (1,624,000)
                                     ----------    ----------
                                         $--           $--
                                     ==========    ==========
                            F-22

On December 31, 1997, the Company had approximately $7,850,000 of net operating loss carryforwards available to offset future income. Due to ownership changes that occurred during 1995 and 1996, as defined by Section 382 of the Internal Revenue Code, the Company is limited to the use of net operating losses generated prior to the changes in ownership in each year following the changes in ownership.

19. Supplemental Statement of Cash Flow Information Supplemental Noncash Investing and Financing Activities
In 1995, the Company issued 1995 Warrants in connection with its 1995 Debentures offering, which were valued at $54,702. During 1996, the holders of $1,025,000 face amount of 1995 Debentures elected to exercise their 1995 Warrants to purchase 512,500 shares of common stock at $2.00 per share through the forgiveness of amounts due under the 1995 Debentures. Upon repayment of the 1995 Debentures, the Company recorded a write-off of $49,232, representing the unamortized value placed on the 1995 Warrants.

Cash  paid  for  interest was $2,436,  $60,969  and  $26,150 during the years ended December 31, 1997, 1996 and 1995, respectively

                            F-23

                         SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EP MEDSYSTEMS, INC.

/s/  David A. Jenkins                        March 27, 1998
     David A. Jenkins, Chairman,
     President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     Signature                               Date
/s/  David A. Jenkins                        March 27, 1998
     David A. Jenkins, Chairman, President
     and Chief Executive Officer
     (Principal Executive Officer)

/s/  James J. Caruso                         March 27, 1998
     James J. Caruso, Chief Financial
     Officer and Secretary (Principal
     Accounting Officer)

/s/  David W. Mortara                        March 27, 1998
     David W. Mortara, Ph.D.
     Director

/s/  Lestor J. Swenson                       March 27, 1998
     Lestor J. Swenson
     Director

/s/  Anthony J. Varrichio                    March 27, 1998
     Anthony J. Varrichio
     Director
                        EXHIBIT INDEX

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

          10.16     Investment Agreement dated January 16,
                    1996 among EP Medical, Inc., Rudiger
                    Dahle, Anthony Varrichio and William
                    Winstrom (1)

          10.22     Master Manufacturing Agreement dated
                    April 16, 1996 between EP MedSystems and
                    Hi-Tronics Designs, Inc. (1)

          10.25     Exclusive Rights Agreement dated May 26,
                    1996 between EP MedSystems and Spire
                    Corporation (1)

          10.26     Letter Agreement dated April 12, 1996
                    between EP MedSystems, Inc. and Hi-
                    Tronics Designs, Inc. relating to the
                    TeleTrace IV Receiver (1)

          10.27     Consulting Agreement dated as of May 24,
                    1996 between EP MedSystems, Inc. and
                    Elliott Young and Associates Inc., as
                    amended and restated. (1)

          10.28     Stock Option Agreement dated August 31,
                    1995 between EP MedSystems, Inc. and
                    Tracey E. Young, as amended (1)

          10.29     Registration Rights Agreement dated as
                    of May 24, 1996 between EP MedSystems,
                    Inc. and Tracey E. Young (1)

          10.30     Exclusive License Agreement dated
                    February 27, 1997 between EP MedSystems,
                    Inc. and EchoCath, Inc. (2)

          10.31     Subscription Agreement dated February
                    27, 1997 between EchoCath, Inc. and EP
                    MedSystems, Inc. (2)

          10.32     Amended 1995 Long Term Incentive Plan
                    (3)

          10.33 Agreement of Lease dated August 25, 1997 between EP MedSystems, Inc. and
                    Provident Mutual Life Insurance Company, as landlord

          21        List of Subsidiaries

          27        Financial Data Schedule (4)

          27.1      Restated Financial Data Schedule (4)

               (1)  Incorporated by reference to the exhibit of the same
                 number previously filed with the Commission in connection with the Company's Registration Statement on Form SB-2 and Pre-Effective Amendments No. 1 and 2 thereto.

               (2)  Incorporated by reference to the exhibit of the same
                 number previously filed with the Commission on Form 10-KSB for the year ended December 31, 1996.

             (3)Incorporation by reference to exhibit A previously
                filed with the Commission in the Company's Proxy Statement for the year ended December 31, 1996.

               (4)  EDGAR Filing only.



                                                  EXHIBIT 21



             SUBSIDIARIES OF EP MEDSYSTEMS, INC.


ProCath Corporation
Cooper Run Executive Park
334 D6 Cooper Road
Berlin, NJ 08009
State of Incorporation:    New Jersey
Business Name:        ProCath Corporation

EP MedSystems UK Ltd.
100 Stierli Court, Suite 107
Mount Arlington, NJ 07856
State of Incorporation:    New Jersey
Business Name:        EP MedSystems, Europe Ltd.






                                                EXHIBIT 27.1

EP MedSystems, Inc.
Restated Financial data Schedule

The  Company  has  prepared  this  Restated  Financial  Data
Schedule in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Quarterly Basic Earnings Per Share and Diluted Earnings per Share are presented in this Restated Financial Data Schedule in place of previously reported Primary Earnings Per Share and Fully Diluted Earnings Per Share for all periods shown.

                              Three months ended
                                March 31, 1997
Basic loss per share                $.12

Diluted loss per share              $.12

Weighted average number
of shares outstanding          7,599,917


                               Six months ended
                                June 30, 1997
Basic loss per share                $.34

Diluted loss per share              $.34

Weighted average number
of shares outstanding          7,599,917

                              Nine months ended
                              September 30, 1997
Basic loss per share                $.47

Diluted loss per share              $.47

Weighted average number
of shares outstanding          7,599,917


                               Six months ended
                                June 30, 1996
Basic loss per share                $.06

Diluted loss per share              $.06

Weighted average number
of shares outstanding          4,648,570


                              Nine months ended
                              September 30, 1996
Basic loss per share                $.11

Diluted loss per share              $.11

Weighted average number
of shares outstanding          5,636,982

                                  Year ended
                              December 31, 1996
Basic loss per share                $.26

Diluted loss per share              $.26

Weighted average number
of shares outstanding          6,131,749