Form 10QSB
period 1998-03-31
EP MEDSYSTEMS INC
filed 1998-05-13
CIK 1012394

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC  20549
                         FORM 10-QSB

(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES    EXCHANGE ACT OF 1934
     For the quarterly period ended:     March 31, 1998
                             OR
 ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________  to  _______

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

Issuer's  telephone number, including area  code:(973)  398-2800

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   X   Yes      No

State  the  number  of shares outstanding  of  each  of  the
issuer's  classes  of  common  equity,  as  of  the   latest
practicable  date:   Common Stock, no par  value,  9,849,917
shares outstanding at May 12, 1998.

Transitional Small Business Disclosure Format

Yes       No  X


PART I. -- FINANCIAL INFORMATION
Item 1.  Financial Statements
            EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
                                           March 31,      December 31,
ASSETS                                        1998            1997
Current assets:                           (unaudited)
   Cash and cash equivalents           $      441,716  $      752,068
   Short-term investments                   1,360,147       2,120,084
   Accounts receivable, net                 1,359,410       1,229,921
   Inventories                              1,413,566       1,512,528
   Prepaid expenses and other assets          220,401         217,526
                                            ---------       ---------
          Total current assets              4,795,240       5,832,127
Investment in EchoCath, Inc.                1,400,000       1,400,000
Property and equipment, net                   764,646         757,295
Intangible assets, net                        574,732         569,705
Other assets                                   58,144          58,439
                                            ---------       ---------
          Total assets                 $    7,592,762  $    8,617,566
                                            =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                    $      675,988  $      670,206
   Payables due to related parties            146,428         127,859
   Accrued expenses                           633,981         850,507
   Deferred revenue                            31,750          34,313
   Customer deposits                           73,332         108,012
                                            ---------       ---------
          Total liabilities                 1,561,479       1,790,897

Commitments and contingencies
Shareholders' equity (deficit):
   Preferred Stock, no par value,
     5,000,000 shares authorized,
     no shares issued and outstanding          --              --
   Common stock, $.001 stated value,
     25,000,000 shares authorized,
     7,599,917 shares issued and
     outstanding                                7,600           7,600
   Additional paid-in capital              16,743,014      16,743,014
   Accumulated deficit                   (10,719,331)     (9,923,945)
                                         ------------     -----------
          Total shareholders' equity        6,031,283       6,826,669
                                         ------------     -----------
Total liabilities and shareholders'eqiuty $ 7,592,762  $    8,617,566
                                         ===========      ===========



    The accompanying notes are an integral part of these statements.


            EP MEDSYSTEMS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS
                         (unaudited)


                                     For the Three Months Ended
                                     March 31,        March 31,
                                        1998            1997
                                     ----------       ---------
Product sales                      $  1,454,609  $      875,723

Operating costs and expenses:
Cost of products sold                   886,806         522,824
Sales and marketing expenses            699,786         691,356
General and administrative expenses     348,267         359,029
Research and development expenses       349,351         343,453
                                      ---------     -----------
       Loss from operations           (829,601)     (1,040,939)

Interest income, net                     34,215         145,764
                                      ---------     -----------
          Net loss                 $  (795,386)  $    (895,175)
                                      =========     ===========

Basic loss per share                    $ (.10)         $ (.12)
                                        =======         =======

Diluted loss per share                  $ (.10)         $ (.12)
                                        =======         =======
Weighted average shares outstanding
used to compute basic and diluted
loss per  share                       7,599,917       7,599,917
                                      =========       =========


    The accompanying notes are an integral part of these statements.




            EP MEDSYSTEMS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)

                                               For the Three Months Ended
                                                March 31,      March 31,
                                                   1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES:         ------------     -----------
Net loss                                      $  (795,386)  $    (895,175)
Adjustments to reconcile net loss to
net cash (used in)operating activities:

  Depreciation and amortization                     67,028          34,111
  Changes in assets and liabilities:
  Increase in accounts receivable                (129,488)        (72,695)
  Decrease (increase) in inventories                98,962       (152,055)
  (Increase) decrease in prepaid and other assets (35,381)          28,383
  Decrease (increase) in other assets               32,801         (9,758)
  Increase in payables due to related party         18,569          76,536
  Increase in accounts payable                       5,782         171,298
  Decrease in accrued expenses,
  deferred revenue and customer deposits         (253,769)       (118,303)
                                                 ---------       ---------
NET CASH USED IN OPERATING ACTIVITIES         $  (990,882)  $    (937,658)
                                                 ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in EchoCath, Inc.                      --         (1,400,000)
  Maturities of held to maturity investments        --             493,068
  Proceeds from sale of available for sale
     securities                                    759,937          79,866
  Patent costs                                    (20,541)         --
  Capital expenditures, net of disposals          (58,866)       (439,435)
                                                  --------     -----------
NET CASH PROVIDED BY (USED IN)INVESTING ACTIVITIES 680,530  $  (1,266,501)
                                                  --------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
NET CASH PROVIDED BY FINANCING ACTIVITIES     $     --      $      --
                                                  ---------    -----------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS      (310,352)     (2,204,159)
Cash and cash equiv beginning of period            752,068       5,491,857
                                                 ----------    -----------
Cash and cash equivalents, end of period      $    441,716  $    3,287,698
                                                 ==========    ===========


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

The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1997 filed with the Securities and Exchange Commission.

2.  Net Loss Per Common Share
Effective for the year ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). The adoption of SFAS 128 requires the presentation of Basic earnings per share and Diluted earnings per share. Basic earnings per share is computed based on the weighted average number of common shares outstanding during the year. Diluted earnings per share is based on the weighted average number of common shares outstanding during the year plus the common stock equivalents related to outstanding stock options and warrants. Diluted earnings per share exclude the impact of common stock equivalents as their inclusion would be anti-dilutive. As required by SFAS 128, the net loss per share for the three months ended March 31, 1997 has been restated to comply with this standard.

3.  Inventories
Inventories consist of the following:
                             March 31,     December 31,
                              1998           1997
                            ---------       ---------
     Raw materials          $ 196,301       $ 249,018
     Work in process           14,725          12,925
     Finished goods         1,202,540       1,250,585
                           ----------      ----------
                           $1,413,566      $1,512,528
                           ==========      ==========

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

All investment securities have been classified as available for sale. At March 31, 1998, the Company holds a portfolio made up of corporate bonds with maturities ranging from October, 1998 to June, 1999. These investments are stated at market, which approximates their amortized cost.

5.  EchoCath License
During February, 1997, the Company licensed the rights to several ultrasound technologies from EchoCath, Inc. ("EchoCath") for use in the field of electrophysiology. The agreement calls for the Company to make payments totaling $700,000, in four installments, as certain development milestones and initial sales are achieved on the EchoMark and EchoEye technologies. Terms of the license call for a two percent (2%) royalty on net sales, including minimum royalties beginning in 1999 and continuing for the life of the applicable patents and continuations thereof. The Company may elect to not make minimum royalty payments and in such case, EchoCath can make the license non-exclusive or cancel the license and return the $700,000 milestone payments. As of March 31, 1998, no milestones had been achieved and no milestone payments were accrued or payable to EchoCath. The Company also purchased 280,000 shares of 5.4% cumulative convertible preferred stock of EchoCath for $1,400,000 in cash.

The  minimum  annual  royalties under  the  license  are  as follows:
       1999                         $120,000
       2000                          160,000
       2001                          200,000
       2002                          280,000
       2003                          320,000
       2004                          360,000
       2005 and thereafter           400,000

During September, 1997, the Company became aware that EchoCath may have been having cash flow difficulties and that EchoCath could have faced delisting of its common stock from the NASDAQ Small Cap Stock Market if it did not maintain net equity in excess of $1,000,000. On October 7, 1997, the Company filed a lawsuit against EchoCath in the United States District Court for the District of New Jersey alleging, among other things, that EchoCath made fraudulent misrepresentations and omissions in connection with the sale of $1.4 million of its preferred stock to the Company. (See
Part 2 -- Item 1.  Legal Proceedings).

On October 30, 1997, EchoCath announced that it had entered into a license and development agreement which included a $1,000,000 investment by the licensee in Class A common stock of EchoCath and an $800,000 prepayment of license fees. The Company was informed that this investment allowed EchoCath to meet the requirements for continued listing on the NASDAQ Small Cap Stock Market at such time. The agreement also provided EchoCath with $1,800,000 of new working capital and may provide an opportunity to earn additional royalty or licensing income. The Company cannot determine whether this cash infusion will be sufficient to meet EchoCath's long term cash needs or whether EchoCath will recognize additional revenue or attain profitability.

The EchoCath preferred stock is not a registered security traded on a public exchange and therefore its fair value is not readily determinable. Accordingly, the shares are stated at historical cost. Management has evaluated the investment for permanent impairment and as a result of this review, management believes that there is no permanent impairment at this time. However, management will continue to evaluate the investment and may determine in the future that a permanent impairment has occurred and that such impairment should be recorded. The preferred stock is convertible, at the option of the Company, into shares of EchoCath common stock at a conversion price of $6.00 per share through 1999 and $6.50 per share thereafter. The market price for the common stock on May 11, 1998 was $3.25 per share. The Company does not anticipate converting its shares in the near future.

6.  Supplemental Statement of Cash Flow Information:
Supplemental Noncash Investing and Financing Activities:

Cash paid for interest was $538 and $624 for the three months ended March 31, 1998 and 1997, respectively.

7.  Subsequent Event
On April 9, 1998, the Company sold and issued 2,250,000 shares of its common stock to six institutional investors (the "Investors") at a price of $2.25 per share. The gross proceeds of the offering were $5,062,500, before deducting offering expenses of approximately $400,000. The Company intends to use the net proceeds from the sale of the Shares for working capital purposes.

The Company granted to the Investors certain registration rights with respect to the Shares pursuant to a Registration Rights Agreement. The Company filed a shelf registration statement on Form S-3 on April 29, 1998 covering all of the Shares.


ITEM  2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements based upon current expectations that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, that include, but are not limited to, the risks discussed in the following section as well as those discussed in the section entitled "Factors That May Impact Future Operations." These forward-looking statements include, but are not limited to, the statement in the second paragraph of "Overview" relating to clinical trials, anticipated filing and approval time periods for FDA market clearance and approval for sale of the ALERT System; the statements in the third paragraph of "Overview" related to the Company's anticipated results of operations, capital requirements, development efforts of new products and the filing of additional patents; the statements in the fourth paragraph of "Overview" related to milestones for 1998; the forward looking statements contained in the second, third, sixth and seventh paragraphs under the discussion of the Results of Operations for the three months ended March 31, 1998 as compared to 1997; the statements regarding future capital expenditures in the fourth paragraph of "Liquidity and Capital Resources" and the Company's statements regarding anticipated results of operations and capital resources and requirements in the last paragraph of "Liquidity and Capital Resources."

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

The Company has also developed a new product for internal cardioversion of atrial fibrillation known as the ALERT System, which uses a proprietary electrode catheter to deliver measured, variable, low energy electrical impulses directly to the inside of the heart in order to convert atrial fibrillation to a normal heart rhythm. The ALERT System is not approved for sale in the United States, but is currently undergoing clinical trials. At the earliest, the Company does not anticipate filing for FDA approval for the ALERT System for at least six months. Approval to sell the ALERT System in the United States may take several years, if approved at all. The Company has received approval from its notified body to label the ALERT System with a CE Mark. This designation has allowed the Company to initiate sales of the ALERT System in the European Community.

The Company expects to incur operating losses in the near future as it will continue to expend substantial funds for research and development, clinical trials in support of regulatory approvals, increased manufacturing activity and expansion of sales and marketing activities. The amount and timing of future losses will be dependent upon, among other things, increased sales of the Company's existing products, the results of clinical trials, regulatory approval and market acceptance of the ALERT System and developmental, regulatory and market success of new products under development as well as the Company's ability to establish, preserve and enforce intellectual property rights to its products. To date, the Company's products have generated limited revenue and the Company has an accumulated deficit of $10.7 million at March 31, 1998. The Company believes that it will have sufficient capital to carry out its proposed  business  objectives for  at  least  the  next  12 months.

The Company has set a number of goals for 1998, including continued expansion of its sales and marketing efforts aimed at achieving increased sales of existing products, conclusion of the ALERT clinical trials, initial market acceptance of the ALERT System in Europe, increased manufacturing efficiency and lower production costs, introduction of several new products and improvements to existing products and ongoing research and development activities. The Company believes that attainment of these goals is important to achieving the Company's long term objectives.

RESULTS OF OPERATIONS
Three months ended March 31, 1998 compared to three months ended March 31, 1997

Revenue from product sales increased $578,886 (or 66%) from $875,723 to $1,454,609 in the three months ended March 31,
1998 as compared to the comparable period in 1997. The increase in product sales in the first quarter of 1998 resulted primarily from increased sales of the EP WorkMate, which represented 45% of product revenues during the three month period in 1998, and initial sales of the ALERT System in Europe. Sales of the EP WorkMate represented 56% of revenue from product sales during the three month period ended March 31, 1997.

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

Cost of products sold increased $363,982 (or 70%) from $522,824 to $886,806 due to increased sales. Gross profit on product sales for the three months ended March 31, 1998 was $567,803 (or 39% as a percentage of product sales), as compared with $352,899 (or 40% as a percentage of product sales) for the comparable period in 1997. The Company realized an increase in gross profit on sales of existing products during 1998 due to higher sales of the EP WorkMate. For the three months ended March 31, 1998, the increase in gross profit was offset by increased labor and manufacturing overhead expenses at ProCath as the Company increased its manufacturing activities in anticipation of increased revenue related to the ALERT System. The Company expects to improve its overall gross profit percentage as sales of the ALERT System.

Sales and marketing expenses increased $8,430 (or 1%) from $691,356 to $699,786 and decreased as a percentage of revenue from product sales from 79% to 48%. Beginning in September, 1996, the Company began hiring a domestic direct sales force, including several salaried sales and marketing managers and personnel. The effort also involved increased base commissions for direct sales representatives, increased travel and convention related expenses and increased promotion expenses related to existing products. The Company has also expended substantial funds in an effort to improve its network of international independent distributors.

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

General and administrative expenses decreased $10,762 (or 3%) from $359,029 to $348,267 and decreased as a percentage of revenue from product sales from 41% to 24%. The decrease of general and administrative expense as a percentage of product sales was due to increased sales. The Company expects general and administrative expense to increase in future periods due to anticipated future growth. It is anticipated, however, that these expenses may continue to decline as a percentage of revenues at such time as sufficient incremental sales are generated to cover such costs. The Company cannot determine when or if such incremental sales will be achieved.

Research and development expenses increased $5,898 (or 2%) from $343,453 to $349,351 and decreased as a percentage of revenue from product sales from 39% to 24%. The dollar increase was primarily due to continuing expenses incurred in connection with the ALERT System and development work on existing products, including the EP WorkMate. The Company also realized research and development expenses related to its new cardiac ultrasound imaging product line, several new catheter products and the hiring of additional in-house engineering and technical support personnel. The Company expects that expenses related to the ALERT System will be significant throughout 1998, when clinical trials are expected to be ongoing. The Company also expects that other research and development expenses will increase as it continues attempts to develop new products as well as ongoing improvements to existing products and other development projects which may arise.

Interest  expense  was $538 during the  three  months  ended
March  31,  1998.   The  Company does not  expect  to  incur
material interest expense in 1998.

Interest income decreased from $146,388 to $34,753 during the three months ended March 31, 1998. The decrease was due to the utilization of the proceeds of the Company's June, 1996 initial public offering. The funds raised in the Company's April, 1998 private placement will be invested and will generate additional interest during 1998.

The net loss for three months ended March 31, 1998 was $795,386 as compared to a net loss of $895,175 during the comparable period in 1997. The basic and diluted loss per share for the three months ended March 31, 1998 was $.10 per share as compared to a basic and diluted loss per share (as restated to comply with the provisions of SFAS 128 - Earnings Per Share) of $.12 in 1997. The decrease in net loss was caused by the factors discussed above.

Liquidity and Capital Resources

Since inception, the Company's expenses have exceeded its revenues, resulting in an accumulated deficit of $10.7 million at March 31, 1998. On June 21, 1996, the Company completed its initial public offering of 2,500,000 shares of Common Stock at a purchase price of $5.50 per share, for aggregate net proceeds of approximately $11,786,000 after deducting offering expenses. On April 9, 1998, the Company sold and issued 2,250,000 shares of its common stock to six institutional investors (the "Investors") at a price of $2.25 per share. The gross proceeds of the offering were $5,062,500, before deducting offering expenses of approximately $400,000.

Net cash used in operating activities for the three months ended March 31, 1998 was $990,882 as compared to $937,658 for the three months ended March 31, 1997. The net use of cash in operations during 1998 was due primarily to the Company's $795,386 net loss from operations. Accounts receivable, net, increased by $129,488 in 1998 from $1,229,921 to $1,359,410 due to higher first quarter 1998 sales. Inventories decreased by $98,962 from $1,512,528 to $1,413,566 due to the initial sale of components of the ALERT System which had been in inventory at December 31, 1997. Prepaid expenses and other current assets includes new product brochures, prepaid trade show fees and prepaid insurance. Accounts payable and accrued expenses decreased by $210,744 from $1,520,713 to $1,309,969 and amounts payable to a related party increased by $18,569 from $127,859 to $146,428.

During February, 1997, the Company licensed the rights to several ultrasound technologies from EchoCath, Inc. ("EchoCath") for use in the field of electrophysiology. The license includes all rights to the EchoMark, EchoEye and ColorMark technologies for use in the field of electrophysiology. The agreement with EchoCath calls for the Company to make payments totaling $700,000, in four installments, as certain development milestones and initial sales are achieved on the EchoMark and EchoEye technologies. As of March 31, 1998, no development milestones had been met and no payments were due. The EchoCath license provides for a royalty on net sales, including minimum royalties of $120,000 beginning in 1999 and increasing to $400,000 in 2005 and thereafter for the life of the applicable patents and continuations. The Company may elect not to make minimum royalty payments and, in such case, EchoCath has the option to make the license non-exclusive or cancel the license and return the $700,000 milestone payments to the Company.

The Company also purchased 280,000 shares of newly-issued EchoCath Series B Cumulative Convertible Preferred Stock for $1,400,000 in cash. The Company's $1,400,000 investment was intended to fund continuing development of EchoCath products, including the EchoMark and EchoEye technology. Upon successful completion of its development projects, the Company may introduce ultrasound technology into its electrophysiology catheter line although there can be no assurance that the Company will be successful in this effort. (See Part 2 -- Item 1. Legal Proceedings)

Capital expenditures, net of disposals, were $58,866 during the three months ended March 31, 1998 as compared to $439,435 in the three month period ended March 31, 1997. During February, 1997, ProCath purchased 7,500 square feet of manufacturing, administrative and warehouse space, including 2,500 square feet of space that was under lease, for a purchase price of approximately $417,000, including transaction costs and improvements. The purchase allowed for the expansion of ProCath's manufacturing operations, provide for additional warehousing, shipping and quality assurance activities and relocation of ProCath's administrative offices. The Company is negotiating for a new lease with an option to purchase 2,500 square feet of additional leased space at ProCath. The Company does not have any material capital commitments at this time.

The Company had no financing activities during the three months ended March 31, 1998 and 1997, respectively.

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

Based  upon  its current plans and projections, the  Company
believes  that  its  existing  capital  resources  will   be
sufficient to meet its anticipated capital needs for at least the next twelve months.


Factors That May Impact Future Operations

History of Losses; Future of Profitability Uncertain;
The Company commenced operations in 1993 and has incurred substantial operating losses in each year since inception. As of March 31, 1998, the Company's accumulated deficit was approximately $10.7 million. While the Company is generating revenues from product sales, the Company anticipates that losses could continue. The Company's ability to generate significant revenues or achieve profitable operations is dependent on, in large part, the results of the ALERT clinical trials; market acceptance of existing products, including the EP WorkMate and the ALERT System; the ability of the Company to increase its catheter manufacturing capabilities, improve efficiency, control manufacturing costs and ensure the timely delivery of its products; the successful development of new products; the ability to obtain regulatory approvals and reimbursement of new products on a timely basis; the ability to compete successfully in the future with companies which have greater resources than the Company; the ability to establish, preserve and enforce intellectual property rights; and its ability to raise sufficient funds to meet its future cash requirements. There can be no assurance that the Company will generate significant revenues or attain profitability.

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

ALERT Clinical Trials
The Company has commenced human clinical trials of the ALERT System at three hospitals in the United States: Duke
University Medical Center, the Medical Center of the University of Alabama at Birmingham and Allegheny University of the Health Sciences in Philadelphia, PA. The Company
intends to expand the trials to include additional leading atrial fibrillation research centers during 1998. Clinical data is needed in order to demonstrate the safety and efficacy of the ALERT System under applicable FDA regulatory guidelines. The Company anticipates that the ALERT System clinical trials will be completed during calendar year 1998. At the conclusion of the clinical trials, the Company plans to file for FDA approval to market the ALERT System in the United States. Receipt of FDA approval to sell the ALERT System in the United States may take several years, if it is received at all.

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

Dependence on EP WorkMate.
In late 1995, the Company began commercial sales of the EP WorkMate, a computerized monitoring and analysis electrophysiology workstation. Although the Company sells a broad range of products, it believes its ability to increase revenues over the next several years will depend significantly on acceptance of the EP WorkMate by electrophysiologists. The EP WorkMate accounted for approximately 45% of the Company's revenues from product sales in the three months ended March 31, 1998, 59% of revenues from product sales in the year ended December 31, 1997 and is expected to account for a significant portion of calendar 1998 revenue. The EP WorkMate has a list price of approximately $129,000 with an integrated EP-3 Clinical Stimulator and, as a result, each sale of an EP WorkMate can represent a relatively large percentage of the Company's net sales in a particular quarter. There can be no assurance that the EP WorkMate will continue to be accepted by the electrophysiology market or that sales will be substantial. Each sale of an EP WorkMate may take a relatively long time to complete due in part to the high selling price relative to other types of equipment and to the budgetary processes of hospitals to which the Company markets the EP WorkMate.

Government Regulation.

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

Risks Associated With International Operations. Approximately 35% of the Company's revenues from product sales for 1997 were derived from sales of its products outside the U.S. Since international revenues are expected to continue to represent a significant percentage of total revenues, the Company expects to continue to increase its operations outside of the United States. As such, the Company will continue to be subject to fluctuations in currency exchange rates and other risks of foreign operations, including tariff regulations and export license requirements, unexpected changes in regulatory requirements, longer periods to collect accounts receivable, potentially inadequate protection of intellectual property rights, local taxes, restrictions on repatriation of earnings and economic and political instability. There can be no assurance that such factors will not have a material adverse effect on the Company's ability to maintain and expand profitable foreign sales and, consequently, on the Company's business, results of operations and financial condition.

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

Transactions With Affiliates and Potential Conflicts. Anthony Varrichio, a director and shareholder of the Company, is an officer, director and shareholder of HiTronics Designs, Inc. ("HDI"). Medtronic, Inc. ("Medtronic") is a shareholder of the Company and HDI, and Lester Swenson, a director of the Company, is an officer of Medtronic. HDI has sold rights to various products to the Company, performs research and development services for the Company and currently manufactures certain of the Company's non-catheter products. While the Company believes its arrangements with HDI have been, and will continue to be, on terms no less favorable to the Company than it could obtain from third parties, there can be no assurance that all arrangements between the Company and HDI will be as favorable to the Company as they would be in the absence of its relationships with affiliates of HDI.

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

Concentration of  Ownership.
As of May 11, 1998, the Company's seven directors and executive officers and their affiliates beneficially owned an aggregate of approximately 18.0% of the Company's outstanding Common Stock, including unexercised vested stock options. Additionally, the six institutional investors who purchased shares in the Company's private placement on April 9, 1998 own an aggregate of approximately 22.8% of the Company's outstanding Common Stock as of May 11, 1998. As a result, these shareholders, acting together, could have significant influence over all matters requiring approval by the shareholders of the Company. This level of ownership could have an affect on a change in control of the Company and may adversely affect the voting and other rights of other holders of Common Stock.


PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings.

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

EchoCath has filed an answer to the complaint, denying the allegations and asserting a counterclaim against the Company seeking its costs and expenses in the action. EchoCath also filed a motion to dismiss the complaint. In December, 1997, EP MedSystems filed an amended complaint and EchoCath filed an answer thereto again denying the allegations and asserting a counterclaim seeking reimbursement of its costs and expenses in the action. EchoCath also filed a motion to dismiss the amended complaint. As of May 11, 1998, the Court has not issued a ruling on any of the motions. The Company believes that EchoCath's counterclaim and request for reimbursement of its costs and expenses is without merit. As a result, the Company has not accrued for such costs and expenses at March 31, 1998. In the opinion of management, the ultimate resolution of the counterclaim will not have a material adverse impact of the Company's financial condition or results of operations. The Company cannot determine the outcome of the EchoCath litigation at this time.


Item 2.  Changes in Securities and Use of Proceeds.
In accordance with Rule 463 under the Securities Act of 1933, as amended, the following represents a summary of certain information regarding the Company's initial public offering and the Company's use of proceeds from such offering to date.
Effective date of the company's
registration statement                             June 21, 1996

Commission file number                             333-3642

Date the offering commenced                        June 21, 1996

Name of managing underwriter                 Pacific Growth Equities, Inc.

Class of securities registered                     Common Stock

Number of shares registered and sold                2,500,000

Aggregate price of offering amount
registered and sold                               $13,750,000
Underwriter's discounts and commissions               962,500
Finder's fees                                               0
Expenses paid to or for underwriters                   50,000
Other offering expenses (1)                           951,500
   Total expenses                                   1,964,000
Net offering proceeds                             $11,786,000

Use of net offering proceeds:
Purchase of plant and equipment                  $    857,000
Investment in EchoCath, Inc.                        1,400,000
Product development (2)                             3,308,000
Sales, marketing and administration (2)             6,632,000
Repayment of indebtedness                             271,000
Change in working capital (3)                     (3,516,000)
                                                   $1,802,000

Cash and cash equivalents at March 31, 1998           442,000
Marketable securities at March 31, 1998             1,360,000
                                                   $1,802,000

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


Item 6.   Exhibits and Reports on Form 8-K


  (a)  Exhibits
       The following exhibits will be filed as part of this Form 10-QSB:

        Exhibit 3.1   Amended and Restated Certificate of Incorporation (1)
        Exhibit 3.2   Bylaws, as amended (1)
        Exhibit 27    Financial Data Schedule (SEC only)
        ------------------------------------------------------------------
       (1) Previously filed and incorporated by reference to the exhibit of the same number filed with the Company's Form SB-2 Registration Statement (Registration No. 333-3642).

  (b)  Reports on Form 8-K
       The Company filed a Report on Form 8-K on April 14, 1998.



                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            EP MEDSYSTEMS, INC.
                                (Registrant)

Date: May 12, 1998     By:  /s/  David A. Jenkins
                                 David A. Jenkins
                            President and Chief Executive Officer

Date: May 12, 1998     By:  /s/  James J. Caruso
                                 James J. Caruso
                            Vice President and Chief Financial Officer
                           (Principal Financial and Accounting Officer)




                    EXHIBIT INDEX

Exhibit                                              Method of
Number          Description of Exhibit               Filing
------------    --------------------------------     ----------

Exhibit 3.1     Amended and Restated Certificate
                of Incorporation                     (1)

Exhibit 3.2     Bylaws, as amended                   (1)

Exhibit 27      Financial Data Schedule              EDGAR
                (SEC filing only)

              (1) Previously filed and incorporated by reference to
                  the exhibit of the same number same number filed with the Company's Form SB-2 Registration Statement (Registration No. 333-3642).