Form 10QSB
period 1998-06-30
EP MEDSYSTEMS INC
filed 1998-08-11
CIK 1012394

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC  20549
                         FORM 10-QSB

(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended:     June 30, 1998

                             OR

 ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _________ to  _________

              Commission File Number:   0-28260

                     EP MEDSYSTEMS, INC.
   -----------------------------------------------------
   (Exact name of registrant as specified in its charter)

     New Jersey                         22-3212190
-------------------------------         ------------------
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

100 Stierli Court, Mount Arlington, New Jersey      07856
----------------------------------------------    ----------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code: (973) 398-2800

Indicate by check mark whether the registrant (1) has  filed all  reports required to be filed by Section 13 or 15(d)  of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such  filing  requirements for the past 90 days.  X    Yes     No
                                                 ---       ---

Indicate  the number of shares outstanding of  each  of  the
issuer's   classes  of  common  stock,  as  of  the   latest
practicable  date:   Common Stock, no par  value,  9,872,417
shares outstanding at August 7, 1998.


PART I. -- FINANCIAL INFORMATION
Item 1.  Financial Statements
            EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS

                                             June 30,    December 31,
                                             1998            1997
                                          (unaudited)
ASSETS                                    -----------    ------------
Current assets:
   Cash and cash equivalents           $    3,988,661  $      752,068
   Short-term investments                   1,258,073       2,120,084
   Accounts receivable, net                 1,863,860       1,229,921
   Inventories                              1,301,884       1,512,528
   Prepaid expenses and other assets          184,866         217,526
                                            ---------       ---------
          Total current assets              8,597,344       5,832,127
                                            ---------       ---------
Investment in EchoCath, Inc.                1,400,000       1,400,000
Property and equipment, net                   840,301         757,295
Intangible assets, net                        574,056         569,705
Other assets                                   30,314          58,439
                                           -----------      ---------
          Total assets                 $   11,442,015  $    8,617,566
                                           ==========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                    $      517,316  $      670,206
   Payables due to related parties             75,708         127,859
   Accrued expenses                           642,323         850,507
   Deferred revenue                           103,438          34,313
   Customer deposits                           72,752         108,012
                                            ---------       ---------
          Total liabilities            $    1,411,537  $    1,790,897
                                            ---------       ---------
Commitments and contingencies
Shareholders' equity:
   Preferred Stock, no par value,
   5,000,000 shares authorized,
   no shares issued and outstanding           --              --

   Common stock, $.001 stated value,
   25,000,000 shares authorized,
   9,872,417 and 7,599,917 shares
   issued and outstanding respectively          9,872           7,600

   Additional paid-in capital              21,432,375      16,743,014
   Accumulated deficit                    (11,411,769)     (9,923,945)
                                         ------------     -----------
          Total shareholders' equity       10,030,478       6,826,669
                                         ------------     -----------
Total liabilities and shareholders'equity $ 11,442,015  $    8,617,566
                                          ============    ============



    The accompanying notes are an integral part of these  statements.


             EP MEDSYSTEMS, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF OPERATIONS
                         (unaudited)

                                             For the Three Months Ended
                                              June 30,        June 30,
                                                1998            1997
                                              ----------      ----------
Product sales                             $    1,731,672  $      409,914
Cost of products sold                            902,663         368,584
                                              ----------      ----------
          Gross profit                           829,009          41,330

Operating costs and expenses:
   Sales and marketing expenses                  842,786         784,670
   General and administrative expenses           416,726         434,932
   Research and development expenses             328,191         594,187
                                               ---------     -----------
          Loss from operations                  (758,694)     (1,772,459)

Interest income, net                              66,254          76,582
                                               ---------     -----------
          Net loss                        $    (692,440)  $  (1,695,877)
                                               =========     ===========
Basic loss per share                      $        (.07)  $        (.22)
                                               =========     ===========
Diluted loss per share                    $        (.07)  $        (.22)
                                               =========     ===========
Weighted average shares outstanding used
to compute basic and diluted loss per share    9,634,807       7,599,917
                                               =========       =========


The  accompanying  notes  are  an  integral  part  of  these statements.



             EP MEDSYSTEMS, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF OPERATIONS
                         (unaudited)

                                              For the Six Months Ended
                                               June 30,        June 30,
                                                 1998            1997
                                               ---------      ----------
Product sales                             $    3,186,281  $    1,285,637
Cost of products sold                          1,789,469         891,408
                                               ---------       ---------
          Gross Profit                         1,396,812         394,229
                                               ---------       ---------
Operating costs and expenses:
   Sales and marketing expenses                1,542,572       1,476,026
   General and administrative expenses           764,992         793,962
   Research and development expenses             677,541         937,640
                                             -----------     -----------
          Loss from operations               (1,588,293)     (2,813,399)

Interest income, net                             100,469         222,346
                                             -----------     -----------
          Net loss                        $  (1,487,824)  $  (2,591,053)
                                             ===========     ===========
Basic loss per share                      $        (.17)  $        (.34)
                                                   =====           =====
Diluted loss per share                    $        (.17)  $        (.34)
                                                   =====           =====
Weighted average shares outstanding used
to compute basic and diluted loss per share    8,622,983       7,599,917
                                               =========       =========

The  accompanying  notes  are  an  integral  part  of  these statements.



            EP MEDSYSTEMS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (unaudited)

                                                     For the Six Months Ended
                                                     June 30,        June 30,
                                                       1998            1997
                                                     -----------    -----------
Cash flows from operating activities:
Net loss                                         $ (1,487,824)  $  (2,591,053)
Adjustments to reconcile net loss to net
cash used in operating activities:
   Depreciation and amortization                      140,543         121,931
   Changes in assets and liabilities:
   (Increase) decrease in accounts receivable        (633,939)         80,730
   Decrease (increase) in inventories                 210,644        (863,790)
   (Decrease) increase in prepaid and other assets     32,660        (153,191)
   Decrease (increase) in other assets                 28,125         (56,695)
   (Decrease) increase in payables due to
      related parties                                 (52,151)         40,286
   (Decrease) Increase in accounts payable           (152,890)        453,795
   Decrease in accrued expenses, deferred
     revenue and customer deposits                   (174,319)       (143,233)
                                                   -----------     -----------
Net cash used in operating activities           $  (2,089,151)  $  (3,111,220)
                                                   -----------     -----------

Cash flows from investing activities:
   Investment in EchoCath, Inc.                        --          (1,400,000)
   Maturities of held to maturity investments          --             487,096
   Sale or maturity of available for sale securities  862,011          79,866
   Patent costs                                       (36,852)         --
   Capital expenditures, net of disposals            (191,048)        (508,618)
                                                    ----------      ----------
Net cash provided by (used in) investing activities $ 634,111     $ (1,341,656)

Cash flows from financing activities:
   Net proceeds from equity offering                 4,661,708         --
   Proceeds from exercise of stock options              29,925         --
                                                    -----------     -------
Net cash provided by financing activities          $ 4,691,633    $    --
                                                    -----------     -------

Net (decrease) in cash and cash equivalents          3,236,593     (4,452,876)
Cash and cash equivalents, beginning of period         752,068      5,491,857
                                                     ---------      ---------
Cash and cash equivalents, end of period           $ 3,988,661  $   1,038,981
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

2.  Net Loss Per Common Share
Effective for the year ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). The adoption of SFAS 128 requires the presentation of Basic earnings per share and Diluted earnings per share. Basic earnings per share is computed based on the weighted average number of common shares outstanding during the year. Diluted earnings per share is based on the weighted average number of common shares outstanding during the year plus the common stock equivalents related to outstanding stock options and warrants. Diluted earnings per share exclude the impact of common stock equivalents as their inclusion would be anti-dilutive. As required by SFAS 128, the net loss per share for the three and six months ended June 30, 1997 has been restated to comply with this standard.

3.  Inventories
Inventories consist of the following:
                                June 30,      December 31,
                                  1998             1997
                             -----------     -------------
     Raw materials           $   262,449      $   249,018
     Work in process              16,500           12,925
     Finished goods            1,022,935        1,250,585
                             -----------     ------------
                             $ 1,301,884      $ 1,512,528
                             ===========     ============

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

All investment securities have been classified as available for sale. At June 30, 1998, the Company holds a portfolio made up of corporate bonds with maturities ranging from October, 1998 to June, 1999. These investments are stated at market, which approximates their amortized cost.

5.  EchoCath License
During February, 1997, the Company licensed the rights to several ultrasound technologies from EchoCath, Inc. ("EchoCath") for use in the field of electrophysiology. The agreement calls for the Company to make payments totaling $700,000, in four installments, as certain development milestones and initial sales are achieved on the EchoMark and EchoEye technologies. Terms of the license call for a two percent (2%) royalty on net sales, including minimum royalties beginning in 1999 and continuing for the life of the applicable patents and continuations thereof. The Company may elect to not make minimum royalty payments and in such case, EchoCath may render the license non-exclusive or cancel the license and return the $700,000 milestone payments. As of June 30, 1998, no milestones had been achieved and no milestone payments were accrued or payable to EchoCath.

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

In conjunction with the licensing agreement, the Company purchased 280,000 shares of 5.4% cumulative convertible
preferred  stock of EchoCath for $1,400,000  in  cash.   The
preferred stock is convertible, at the option of the Company, into shares of EchoCath common stock at a conversion price of $6.00 per share through 1999 and $6.50 per share thereafter. The market price for the common stock on June 30, 1998 was $2.25 per share. The Company does not anticipate converting its shares into common stock in the near future.

During September, 1997, the Company became aware that EchoCath was having been having cash flow difficulties. On October 7, 1997, the Company filed a lawsuit against EchoCath in the United States District Court for the
District of New Jersey alleging, among other things, that EchoCath made fraudulent misrepresentations and omissions in connection with the sale of $1.4 million of its preferred stock to the Company. (See Part II -- Item 1. Legal Proceedings).

On October 30, 1997, EchoCath announced that it had entered into a license and development agreement which included a $1,000,000 investment by the licensee in Class A common stock of EchoCath and an $800,000 prepayment of license fees. The agreement provided EchoCath with $1,800,000 of new working capital and may provide an opportunity to earn additional royalty or licensing income. During 1998, EchoCath may have earned an additional $250,000 of licensing income under the agreement.

EchoCath has limited cash reserves and is attempting to raise additional funds through the issuance of stock, through licensing agreements or through other strategic alliances. Additionally, EchoCath could face delisting of its common stock from the NASDAQ Small Cap Stock Market if it does not meet the requirements for continued listing. The Company cannot determine whether EchoCath will be successful in raising additional funds or executing additional licensing agreements in order to meet its long term cash needs, whether EchoCath will recognize additional revenue or attain profitability or whether EchoCath will be able to maintain its NASDAQ listing.

The EchoCath preferred stock is not a registered security traded on a public exchange and therefore its fair value is not readily determinable. Accordingly, the shares are stated at historical cost. As of June 30, 1998, management has evaluated the investment in order to determine whether there has been an other than temporary impairment and as a result of this review, management believes that there is no such impairment at this time. However, management will continue to evaluate the investment and may determine in the future that it is probable that the Company will be unable to realize all amounts due according to the contractual terms of the security. In the event that management determines that an other than temporary impairment has occurred, the cost basis of the preferred stock will be written down to fair value.

6.  Common Stock
On April 9, 1998, the Company sold and issued 2,250,000 shares of its common stock to six institutional investors (the "Investors") at a price of $2.25 per share. The gross proceeds of the offering were $5,062,500, before deducting offering expenses of approximately $403,000. The Company intends to use the net proceeds from the sale of the Shares for working capital purposes.

The Company granted the Investors certain registration rights with respect to the Shares pursuant to a Registration Rights Agreement. The Company filed a shelf registration statement on Form S-3 on April 29, 1998 covering all of the Shares. On July 6, 1998, the registration statement was declared effective by the Securities and Exchange Commission.

On June 1, 1998, four non-employee holders of non-plan stock options to purchase 22,500 common stock of the Company exercised their options at $1.33 per share.


7.  Supplemental Statement of Cash Flow Information:
Supplemental Noncash Investing and Financing Activities:

Cash  paid for interest was $1,011, $1,549, $624 and  $1,248 for the three and six months ended June 30, 1998 and 1997, respectively.
ITEM  2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements based upon current expectations that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, that include, but are not limited to, the risks discussed in the following section as well as those discussed in the section entitled "Factors That May Impact Future Operations." These forward-looking statements include, but are not limited to, the statement in the second paragraph of "Overview" relating to clinical trials, anticipated filing and approval time periods for FDA market clearance and approval for sale of the ALERT System; the statements in the third paragraph of "Overview" relating to approval of the Company's ultrasound products and their role in the diagnosis and treatment of cardiac arrhythmias; the statements in the fourth paragraph of "Overview" related to the Company's anticipated results of operations, capital requirements, development efforts of new products and the filing of additional patents; the statements in the fifth paragraph of "Overview" related to milestones for 1998; the forward looking statements contained in the second, third, fifth, sixth, seventh, eighth and ninth paragraphs under the discussion of the Results of Operations for the three months ended June 30, 1998 as compared to 1997; the forward looking statements contained in the fifth and sixth paragraphs under the discussion of the Results of Operations for the six months ended June 30, 1998 as compared to 1997; and the forward looking statements in the last paragraph of "Liquidity and Capital Resources."

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

OVERVIEW
The   Company  was  formed  in  January,  1993  to  develop,
manufacture, market and sell a line of products for the cardiac electrophysiology market used to diagnose, monitor and treat irregular heartbeats known as arrhythmias. Since inception, the Company has acquired technology and marketing rights, has developed new products and has begun marketing various electrophysiology products, including the EP WorkMate electrophysiology workstation, the EP-3 computerized electrophysiology stimulator, diagnostic electrophysiology catheters, internal cardioversion catheters and related disposable supplies. To date, these products have generated nearly all of the Company's revenue.

The Company has developed a new product for internal cardioversion of atrial fibrillation known as the ALERT System, which uses a proprietary electrode catheter to deliver measured, variable, low energy electrical impulses directly to the inside of the heart in order to convert atrial fibrillation to a normal heart rhythm. The ALERT System is not approved for sale in the United States, but is currently undergoing clinical trials. At the earliest, the Company does not anticipate completing the clinical trial and filing for approval for the ALERT System by the U.S. Food and Drug Administration ("FDA") for at least six months. Approval to sell the ALERT System in the United States may take several years, if approved at all. The Company has received approval from its notified body to label the ALERT System with a CE Mark. This designation has allowed the Company to initiate sales of the ALERT System in the European Community.

During July, 1998, the Company filed for 510(k) approval with the FDA for marketing clearance for its ViewMate ultrasound imaging console and U-View deflectable intracardiac imaging catheter. These products are designed to improve a physician's ability to visualize inside the chambers of the heart, including the internal anatomy of the heart. The Company believes that the ViewMate and U-View may play an important role as new and effective treatments options are developed for the treatment of complex cardiac arrhythmias, including ventricular tachyarrhythmia and atrial fibrillation. The Company's ultrasound products are not approved for sale and the Company does not anticipate receiving approval to sell the ViewMate or U-View for at least six months, if approved at all.

The Company expects to continue to incur operating losses in the near future as it will continue to expend substantial funds for research and development, clinical trials in support of regulatory approvals, increased manufacturing activity and expansion of sales and marketing activities. The amount and timing of future losses will be dependent upon, among other things, increased sales of the Company's existing products, the results of clinical trials, regulatory approval and market acceptance of the ALERT System and developmental, regulatory and market success of new products under development as well as the Company's ability to establish, preserve and enforce intellectual property rights to its products. To date, the Company's products have generated limited revenue and the Company has an accumulated deficit of approximately $11.4 million at June 30, 1998.

The Company has set a number of goals for 1998, including continued expansion of its sales and marketing efforts aimed at achieving increased sales of existing products, substantial completion of the ALERT clinical trial, initial market acceptance of the ALERT System in Europe, increased manufacturing efficiency and lower production costs, introduction of several new products, improvements to existing products and ongoing research and development activities. The Company believes that attainment of these goals is important to achieving the Company's long term objectives.

RESULTS OF OPERATIONS
Three months ended June 30, 1998 compared to three months ended June 30, 1997

Revenue from product sales increased $1,321,758 (or 322%) from $409,914 to $1,731,672 in the three months ended June 30, 1998 as compared to the comparable period in 1997. The increase in revenue in the second quarter of 1998 resulted primarily from increased sales of the EP WorkMate, which represented a substantial percentage of product revenues during the three month period in 1998, and initial sales of the ALERT System in Europe. Sales during the second quarter of 1997 were lower than expected due, in part, to a delay in the release of several product upgrades to the EP WorkMate.

The level of sales for fiscal 1998 and fiscal 1999 will depend materially on sales of the EP WorkMate and diagnostic catheters and the ability of the Company's direct sales force and network of international independent distributors to effectively market and sell the Company's existing products. The ALERT System is currently undergoing clinical trials and is not approved for sale in the United States. However, the ALERT System has been introduced for sale in Europe. The Company cannot accurately determine the sales level of the ALERT System for the second half of 1998 or 1999 at this time nor when it will be available in the United States. However, the Company expects the ALERT System to contribute a greater proportion of revenues in the second half of 1998 and beyond.

Cost of products sold increased $534,079 (or 145%) from $368,584 to $902,663 due to increased sales in the three months ended June 30, 1998 as compared to the comparable period in 1997. Gross profit on product sales for the three months ended June 30, 1998 was $829,009 (or 48% as a percentage of product sales), as compared with $41,330 (or 10% as a percentage of product sales) for the comparable period in 1997. The Company realized an increase in gross profit on sales of existing products during 1998 primarily due to increased sales of the EP WorkMate, which currently yields a higher gross margin than certain of the Company's other products. For the three months ended June 30, 1998, the increase in gross profit was partially offset by increased labor and manufacturing overhead expenses at the Company's catheter manufacturing operation as the Company increased its manufacturing activities in order to supply ALERT Catheters for sale in Europe and for use in the clinical trials. The Company expects to improve its overall gross profit percentage as sales of the ALERT System and other catheters increase which may offset the increased fixed costs associated with the catheter manufacturing operation. The gross profit on product sales for the three months ended June 30, 1997 was adversely impacted by low level of sales during the period.

Sales and marketing expenses increased $58,116 (or 7%) from $784,670 to $842,786 and decreased as a percentage of revenue from product sales from 191% to 49% in the three months ended June 30, 1998 as compared to the comparable period in 1997. The year to year variance is partly due to the low level of sales in the three months ended June 30, 1997. The Company sells its products through a domestic direct sales force, which currently includes ten domestic sales and marketing professionals, five domestic field clinical engineers and administrative support personnel. The Company has expended substantial funds in an effort to improve its network of international independent distributors. The international distribution network is currently supported by three international sales and marketing professionals, two international field clinical engineers and administrative support personnel. The Company also incurs significant expenses for travel, trade show related expenses and product promotion and physician educational materials in support of its sales efforts.

The Company expects to incur substantial additional sales and marketing expenses as a result of the introduction of the ALERT System for sale outside of the United States and, if the clinical trials progress according to expectations, for the eventual introduction of the ALERT System for sale in the United States. Examples of the types of expenditures would be costs associated with attending trade shows, physician training and education, promotional material, sample products and expansion of the sales force.

While sales and marketing expenses for the second half of 1998 and for fiscal 1999 are expected to increase, it is anticipated that these expenses may continue to decline as a percentage of revenues in the event that incremental sales are generated. It is likely that the Company will incur additional losses as a result of the increased fixed costs associated with its sales efforts until incremental sales are generated. The Company cannot determine when or if that level of sales will be achieved.

General and administrative expenses decreased $18,206 (or 4%) from $434,932 to $416,726 and decreased as a percentage of sales revenue from 106% to 24% in the three months ended June 30, 1998 as compared to the comparable period in 1997. The year to year variance is partly due to the low level of sales during the three months ended June 30, 1997. The Company expects general and administrative expenses to increase in future periods due to anticipated future growth. It is anticipated, however, that these expenses may continue to decline as a percentage of revenues as incremental sales are generated. The Company cannot determine when or if such incremental sales will be achieved.

Research and development expenses decreased $265,996 (or 45%) from $594,187 to $328,191 in the three months ended June 30, 1998 as compared to the comparable period in 1997. During the three months ended June 30, 1998, the Company incurred research and development expenses in connection with ongoing development efforts on existing products, including the EP WorkMate, costs associated with the clinical trials for the ALERT System, development costs and costs of preparing regulatory submissions for the new ultrasound imaging product line and costs associated with several new products under development. The Company expects that research and development expenses are likely to increase in future periods, in part due to ongoing expenses related to the ALERT System clinical trials, new product development activities and regulatory applications aimed at gaining approval to sell other new products. Research and development expenses for the three months ended June 30, 1997 included significant expenses related to the development of the ALERT System, preparation of regulatory submissions for the ALERT System and expenses of obtaining CE Mark approval at ProCath. These particular expenses were not recurring in the comparable period of 1998, which contributed to the decline in research and development expenses.

Interest  expense was $1,011 during the three  months  ended
June  30,  1998.   The  Company does  not  expect  to  incur
material interest expense during 1998.

Interest income decreased from $77,206 to $67,264 during the three months ended June 30, 1998 as compared to the comparable period in 1997. The decrease was due to the utilization of the proceeds of the Company's initial public offering.

The net loss for three months ended June 30, 1998 was $692,440 as compared to a net loss of $1,695,877 during the comparable period in 1997. The basic and diluted loss per share for the three months ended June 30, 1998 was $.07 per share as compared to a basic and diluted loss per share (as restated to comply with the provisions of SFAS 128 - Earnings Per Share) of $.22 in 1997. The decrease in net loss was caused by the factors discussed above.


RESULTS OF OPERATIONS
Six months ended June 30, 1998 compared to six months ended
June 30, 1997

Revenue from product sales increased $1,900,644 (or 148%) from $1,285,637 to $3,186,281 in the six months ended June 30, 1998 as compared to the comparable period in 1997. The increase in revenue in the second quarter of 1998 resulted primarily from increased sales of the EP WorkMate, which represented a substantial percentage of product revenues during the six month period in 1998, and initial sales of the ALERT System in Europe. Sales during the second quarter of 1997 were lower than expected due, in part, to a delay in the release of several product upgrades to the EP WorkMate.

Cost of products sold increased $898,061 (or 101%) from $891,408 to $1,789,469 due to increased sales in the six months ended June 30, 1998 as compared to the comparable period in 1997. Gross profit on product sales for the six months ended June 30, 1998 was $1,396,812 (or 44% as a percentage of product sales), as compared with $394,229 (or 31% as a percentage of product sales) for the comparable period in 1997. The Company realized an increase in gross profit on sales of existing products during 1998 primarily due to higher sales of the EP WorkMate.

Sales and marketing expenses increased $66,546 (or 5%) from $1,476,026 to $1,542,572 and decreased as a percentage of revenue from product sales from 115% to 48% in the six months ended June 30, 1998 as compared to the comparable period in 1997. The year to year variance in the ratio of sales and marketing expense to product sales is partly due to the low level of sales during 1997.

General and administrative expenses decreased $28,970 (or 4%) from $793,962 to $764,992 and decreased as a percentage of revenue from product sales from 62% to 24% in the three months ended June 30, 1998 as compared to the comparable period in 1997. The year to year variance in the ratio of general and administrative expense to product sales is partly due to low level of sales during 1997.

Research and development expenses decreased $260,099 (or 28%) from $937,640 to $677,541 in the six months ended June 30, 1998 as compared to the comparable period in 1997. The Company expects that research and development expenses are likely to increase in future periods, in part due to ongoing expenses related to the ALERT System clinical trials, new product development activities and regulatory applications aimed at gaining approval to sell other new products.

Interest expense was $1,549 during the six months ended June
30,  1998.   The  Company does not expect to incur  material
interest expense during 1998.

Interest income decreased from $222,346 to $100,469 during the six months ended June 30, 1998 as compared to the comparable period in 1997. The decrease was due to the utilization of the proceeds of the Company's public offering.

The net loss for six months ended June 30, 1998 was $1,487,824 as compared to a net loss of $2,591,053 during the comparable period in 1997. The basic and diluted loss per share for the six months ended June 30, 1998 was $.17 per share as compared to a basic and diluted loss per share (as restated to comply with the provisions of SFAS 128 - Earnings Per Share) of $.34 in 1997. The decrease in net loss was caused by the factors discussed above.

Liquidity and Capital Resources

Since inception, the Company's expenses have exceeded its revenues, resulting in an accumulated deficit of approximately $11.4 million at June 30, 1998. On June 21, 1996, the Company completed its initial public offering of 2,500,000 shares of Common Stock at a purchase price of $5.50 per share, for aggregate net proceeds of approximately $11,786,000 after deducting offering expenses. On April 9, 1998, the Company sold and issued 2,250,000 shares of its common stock to six institutional investors at a price of $2.25 per share. The gross proceeds of the offering were $5,062,500, before deducting offering expenses of approximately $403,000. The Company intends to use the net proceeds from the sale of the shares for working capital purposes.

Net cash used in operating activities for the six months ended June 30, 1998 was $2,089,151 as compared to $3,111,220 for the six months ended June 30, 1997. The net use of cash in operations during the six months ended June 30, 1998 was due primarily to the Company's $1,487,824 net loss from operations. Accounts receivable, net, increased by $633,939 in 1998 from $1,229,921 to $1,863,860 due to higher second quarter 1998 sales. Inventories decreased by $210,644 from $1,512,528 to $1,301,884 due to increased 1998 sales and the initial sale of components of the ALERT System which had been in inventory at December 31, 1997. Prepaid expenses and other current assets includes product brochures, prepaid trade show fees and prepaid insurance. Accounts payable decreased by $152,890 from $670,276 to $517,316, accrued expenses payable decreased by $208,184 from $850,507 to $642,323 and amounts payable to related parties decreased by $52,151 from $127,859 to $75,708. These reductions were due to the timing of purchases and payments for goods and services.

During February, 1997, the Company licensed the rights to several ultrasound technologies from EchoCath, Inc. ("EchoCath") for use in the field of electrophysiology. The agreement with EchoCath calls for the Company to make payments totaling $700,000, in four installments, as certain development milestones and initial sales are achieved on the EchoMark and EchoEye technologies. As of June 30, 1998, no development milestones had been met and no payments were due. The EchoCath license provides for a royalty on net sales, including minimum royalties of $120,000 beginning in 1999 and increasing to $400,000 in 2005 and thereafter for the life of the applicable patents and continuations. The Company may elect not to make minimum royalty payments and, in such case, EchoCath has the option to render the license non-exclusive or cancel the license and return any milestone payments to the Company.

In conjunction with the license agreement, the Company purchased 280,000 shares of newly-issued EchoCath Series B Cumulative Convertible Preferred Stock for $1,400,000 in cash. The Company's $1,400,000 investment was intended to fund continuing development of EchoCath products, including the EchoMark and EchoEye technology. Upon successful completion of its development projects, the Company may introduce ultrasound technology into its electrophysiology catheter line although there can be no assurance that the Company will be successful in this effort. (See Part II --
Item 1.  Legal Proceedings)

Capital expenditures, net of disposals, were $191,048 during the six months ended June 30, 1998 as compared to $508,618 in the six month period ended June 30, 1997. Capital equipment purchases during 1998 included demonstration equipment,  computer equipment for use by the  sales  force,
expansion   of  the  trade  show  booths  and  manufacturing
equipment.

During February, 1997, the Company purchased 7,500 square feet of manufacturing, administrative and warehouse space, including 2,500 square feet of space that was under lease, for a purchase price of approximately $417,000, including transaction costs and improvements. The purchase allowed for the expansion of catheter manufacturing operations, provide for additional warehousing, shipping and quality assurance activities and relocation of administrative offices at the facility. The Company is negotiating for a lease with an option to purchase 2,500 square feet of additional space at the catheter facility. The Company does not have any material capital commitments at this time.

On June 1, 1998, four non-employee holders of non-plan stock options exercised their options to purchase 22,500 shares common stock of the Company at a price of $1.33 per share. The Company had no financing activities during the period ended June 30, 1997.

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

Factors That May Impact Future Operations

History of Losses; Future of Profitability Uncertain;
The Company commenced operations in 1993 and has incurred substantial operating losses in each year since inception. As of June 30, 1998, the Company's accumulated deficit was approximately $11.4 million. While the Company is generating revenues from product sales, the Company anticipates that losses could continue. The Company's ability to generate significant revenues or achieve profitable operations is dependent on, in large part, the results of the ALERT clinical trials; market acceptance of existing products, including the EP WorkMate and the ALERT System; the ability of the Company to increase its catheter manufacturing capabilities, improve efficiency, control manufacturing costs and ensure the timely delivery of its products; the successful development of new products; the ability to obtain regulatory approvals and reimbursement of new products on a timely basis; the ability to compete successfully in the future with companies which have greater resources than the Company; the ability to establish, preserve and enforce intellectual property rights; and its ability to raise sufficient funds to meet its future cash requirements. There can be no assurance that the Company will generate significant revenues or attain profitability.

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

ALERT Clinical Trials
The Company has commenced human clinical trials of the ALERT System at five hospitals in the United States and intends to expand the trials to include additional leading atrial fibrillation research centers. Clinical data is needed in order to demonstrate the safety and efficacy of the ALERT System under applicable FDA regulatory guidelines. The Company anticipates that the ALERT System clinical trials will be completed during calendar year 1998. At the conclusion of the clinical trials, the Company plans to file for FDA approval to market the ALERT System in the United States. Receipt of FDA approval to sell the ALERT System in the United States may take several years, if it is received at all.

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

Dependence on EP WorkMate.
In late 1995, the Company began commercial sales of the EP WorkMate, a computerized monitoring and analysis electrophysiology workstation. Although the Company sells a broad range of products, it believes its ability to increase revenues over the next several years will depend significantly on acceptance of the EP WorkMate by electrophysiologists. The EP WorkMate accounted for more than 50% of the Company's revenues from product sales during the six months ended June 30, 1998 and the year ended
December 31, 1997 and is expected to account for a significant portion of fiscal year 1998 and 1999 revenue. The EP WorkMate has a list price of approximately $129,000 with an integrated EP-3 Clinical Stimulator and, as a result, each sale of an EP WorkMate can represent a relatively large percentage of the Company's net sales in a particular quarter. There can be no assurance that the EP WorkMate will continue to be accepted by the electrophysiology market or that sales will be substantial. Each sale of an EP WorkMate may take a relatively long time to complete due in part to the high selling price relative to other types of equipment and to the budgetary processes of hospitals to which the Company markets the EP WorkMate.



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

The Company believes the ALERT System may be a Class III medical device which will require FDA approval prior to marketing in the United States. The Company received FDA approval to begin clinical trials under its IDE filing and has commenced human clinical trials of the ALERT System at five hospitals in the United States. The Company intends to expand the trials to include additional leading atrial fibrillation research centers during 1998 to obtain data needed to support its application. There can be no assurance that the clinical trials will demonstrate the safety and effectiveness of the ALERT System, or that a subsequently filed application will be accepted by the FDA for filing or approved.

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

Foreign countries also often have extensive regulations regarding safety, manufacturing processes and quality which differ from those in the United States and must be met in order to continue sale of a product within the country. The European Economic Community has instituted the requirement that all medical products sold into the European Union comply with the Medical Device Directive (the "MDD"). The MDD requires that all such products be labeled with the CE Mark, an international symbol of adherence to quality assurance standards. The Company has received approval from its notified body to label its products, including the ALERT System, with the CE Mark. This designation allowed the Company to initiate sales of the ALERT System in countries that are members of the European Union and the European Free Trade Association. There can be no assurance that the Company will be successful in maintaining its CE Mark certification.

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

The FDA Export Reform and Enhancement Act of 1996 has relaxed the exportation requirements governing devices under certain circumstances. Pursuant to this law, a device that has not obtained FDA clearance or approval may be exported to any country in the world without FDA authorization if the product complies with the laws of that country and has valid marketing authorization in one of the following countries:
Australia, Canada, Israel, Japan, New Zealand, Switzerland, South Africa, the European Union or a country in the
European  economic  area.   The FDA  is  authorized  to  add
countries to this list in the future. Among other restrictions, a device may only be exported under the new law if it is not adulterated, meets the specifications of the foreign manufacturer, complies with the laws of the importing country, is labeled for export, is manufactured in substantial compliance with GMP regulations or recognized international standards and is not sold in the U.S.

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

Dependence on Key Personnel; Need to Recruit Additional Key
Management Personnel.
The  Company  is  dependent upon a  limited  number  of  key
management  and  technical  personnel,  particularly   David
Jenkins, Bryan Byrd, Randall Rolston and Joseph Griffin. The Company's continued growth and long term success will depend, in part, on its ability to attract and retain highly-qualified personnel. There can be no assurance that the Company will be able to attract and retain such personnel. The Company competes for such personnel with other medical
device   companies,   academic   institutions   and    other
organizations. The loss of any key personnel, the inability to hire or retain qualified personnel or the failure of such personnel to function effectively as a management group could have a material adverse effect on the Company's business, results of operations and financial condition.

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

Transactions With Affiliates and Potential Conflicts. Anthony Varrichio, a director and shareholder of the Company, is an officer, director and shareholder of
HiTronics Designs, Inc. ("HDI"). HDI has sold rights to various products to the Company, performs research and development services for the Company and currently manufactures the EP-3 Stimulator. While the Company believes its arrangements with HDI have been, and will continue to be, on terms no less favorable to the Company than it could obtain from third parties, there can be no assurance that all arrangements between the Company and HDI will be as favorable to the Company as they would be in the absence of its relationships with affiliates of HDI.

The Company purchases certain components for its products from Mortara Instrument, Inc. ("Mortara Instrument"). Dr. David W. Mortara, a director and shareholder of the Company, is also a Director and shareholder of Mortara Instrument. While the Company believes its arrangements with Mortara Instrument have been, and will continue to be, on terms no less favorable to the Company than it could obtain from third parties, there can be no assurance that all arrangements between the Company and Mortara Instrument will be as favorable to the Company as they would be in the absence of its relationships with affiliates of Mortara Instrument.

Concentration of Ownership.
As of August 7, 1998, the Company's seven directors and executive officers and their affiliates beneficially owned an aggregate of approximately 17.8% of the Company's outstanding Common Stock, including unexercised vested stock options. Additionally, six institutional investors who purchased shares in the Company's private placement on April 9, 1998 own an aggregate of approximately 23% of the Company's outstanding Common Stock as of August 7, 1998. As a result, these shareholders, acting together, could have significant influence over all matters requiring approval by the shareholders of the Company. This level of ownership could have an affect on a change in control of the Company and may adversely affect the voting and other rights of other holders of Common Stock.


PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings.

EchoCath
On October 7, 1997, the Company filed a lawsuit against EchoCath in the United States District Court for the
District of New Jersey alleging, among other things, that EchoCath made fraudulent misrepresentations and omissions in connection with the prior sale of $1,400,000 of its preferred stock to the Company.

EchoCath has filed an answer to the complaint, denying the allegations and asserting a counterclaim against the Company seeking its costs and expenses in the action. EchoCath also filed a motion to dismiss the complaint. In December, 1997, EP MedSystems filed an amended complaint and EchoCath filed an answer thereto again denying the allegations and asserting a counterclaim seeking reimbursement of its costs and expenses in the action. EchoCath also filed a motion to dismiss the amended complaint. As of August 7, 1998, the Court has not issued a ruling on any of the motions. The Company believes that EchoCath's counterclaim and request for reimbursement of its costs and expenses is without merit. As a result, the Company has not accrued for such costs and expenses at June 30, 1998. In the opinion of management, the ultimate resolution of the counterclaim will not have a material adverse impact of the Company's financial condition or results of operations. The Company cannot determine the outcome of the EchoCath litigation at this time.

Item 2.  Changes in Securities

On April 9, 1998, the Company sold and issued 2,250,000 shares of its common stock to six institutional investors (the "Investors") at a price of $2.25 per share. The gross proceeds of the offering were $5,062,500, before deducting offering expenses of approximately $403,000. The Company intends to use the net proceeds from the sale of the shares for working capital purposes. The Company granted the Investors certain registration rights with respect to the shares pursuant to a Registration Rights Agreement. The Company filed a shelf registration statement on Form S-3 on April 29, 1998 covering all of the Shares. On July 6, 1998, the Registration Statement was declared effective by the Securities and Exchange Commission.


Item 6.   Exhibits and Reports on Form 8-K


  (a)  Exhibits
           The following exhibits will be filed as part of this Form 10-QSB:

           Exhibit 3.1   Amended and Restated Certificate
                         of Incorporation (1)
           Exhibit 3.2   Bylaws, as amended (1)
           Exhibit 27    Financial Data Schedule (SEC filing only)

       (1) Previously filed and incorporated by reference to the exhibit of the same number filed with the Company's
              Form SB-2 Registration Statement (Registration No. 333-3642).

  (b)  Reports on Form 8-K
           The Company filed a Report on Form 8-K on  April 14, 1998



                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         EP MEDSYSTEMS, INC.
                             (Registrant)

August 7, 1998      By:  /s/  David A. Jenkins
                         ---------------------
                              David A. Jenkins
                         President and Chief Executive Officer

August 7, 1998      By:  /s/  James J. Caruso
                         --------------------
                              James J. Caruso
                         Vice President and Chief Financial Officer
                         (Principal Financial and Accounting Officer)



                    EXHIBIT INDEX

Exhibit                                              Method of
Number          Description of Exhibit               Filing
-----------     ----------------------               ---------
Exhibit 3.1     Amended and Restated Certificate
                of Incorporation                     (1)

Exhibit 3.2     Bylaws, as amended                   (1)

Exhibit 27      Financial Data Schedule              EDGAR
                (SEC filing only)

                (1) Previously filed and incorporated by reference to the exhibit of the same number filed with the Company's Form SB-2 Registration Statement
                      (Registration No. 333-3642).