Form 10QSB
period 1998-09-30
EP MEDSYSTEMS INC
filed 1998-11-10
CIK 1012394

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC  20549
                         FORM 10-QSB

(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended: September 30, 1998

                             OR

 ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________  to  ______

              Commission File Number:   0-28260

                     EP MEDSYSTEMS, INC.
   (Exact name of registrant as specified in its charter)

     New Jersey                          22-3212190
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

100 Stierli Court, Mount Arlington, New Jersey  07856
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

Indicate  the number of shares outstanding of  each  of  the
issuer's   classes  of  common  stock,  as  of  the   latest
practicable  date:   Common Stock, no par  value,  9,872,417
shares outstanding at November 2, 1998.


PART I. -- FINANCIAL INFORMATION
Item 1.  Financial Statements

            EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS

                                             September 30,     December 31,
                                                  1998            1997
ASSETS                                        (unaudited)
                                             --------------    -------------
Current assets:
  Cash and cash equivalents                  $    2,854,855  $      752,068
  Short-term investments                          1,256,631       2,120,084
  Accounts receivable, net                        1,917,098       1,229,921
  Inventories                                     1,645,026       1,512,528
  Prepaid expenses and other current assets         193,843         217,526
                                                  ---------       ---------
          Total current assets                    7,867,453       5,832,127
                                                  ---------       ---------
Investment in EchoCath, Inc.                             --       1,400,000
Property and equipment, net                         853,715         757,295
Intangible assets, net                              558,000         569,705
Other assets                                         48,601          58,439
                                                  ---------       ---------
          Total assets                       $    9,327,769  $    8,617,566
                                                  =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                          $      547,156  $      670,206
   Payables due to related parties                  144,775         127,859
   Accrued expenses                                 542,549         850,507
   Deferred revenue                                  56,563          34,313
   Customer deposits                                 54,091         108,012
                                                  ---------       ---------
          Total liabilities                  $    1,345,134  $    1,790,897
                                                  ---------       ---------
Commitments and contingencies
Shareholders' equity:
  Preferred Stock, no par value,
    5,000,000 shares authorized, no
    shares issued and outstanding                        --              --

  Common stock, $.001 stated value,
    25,000,000 shares authorized,
    9,872,417 and 7,599,917 shares
    issued and outstanding respectively               9,872           7,600
  Additional paid-in capital                     21,432,375      16,743,014
  Accumulated deficit                          (13,459,612)     (9,923,945)
                                               ------------     -----------
         Total shareholders' equity               7,982,635       6,826,669
                                               ------------     -----------
Total liabilities and shareholders' equity   $    9,327,769  $    8,617,566
                                               ============     ===========



    The accompanying notes are an integral part of these statements.

             EP MEDSYSTEMS, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF OPERATIONS
                         (unaudited)

                                            For the Three Months Ended
                                          September 30,    September 30,
                                              1998             1997
                                         --------------    -------------
Product sales                           $     2,038,528  $     1,321,013
Cost of products sold                           868,762          654,010
                                              ---------        ---------
          Gross profit                        1,169,766          667,003

Operating costs and expenses:
 Sales and marketing expenses                 1,036,190          850,563
 General and administrative expenses            410,631          340,035
 Research and development expenses              427,935          520,468
 Write-down of investment in EchoCath         1,400,000               --
                                            -----------      -----------
          Loss from operations              (2,104,990)      (1,044,063)

Interest income, net                             57,148           65,144
                                            -----------      -----------
          Net loss                      $   (2,047,842)  $     (978,919)
                                            ===========      ===========
Basic loss per share                           $  (.21)          $ (.13)
                                               ========          =======
Diluted loss per share                         $  (.21)          $ (.13)
                                                =======          =======
Weighted average shares
outstanding used to compute
basic and diluted loss per share              9,872,417        7,599,917
                                              =========        =========


The  accompanying  notes  are  an  integral  part  of  these statements.



             EP MEDSYSTEMS, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF OPERATIONS
                         (unaudited)

                                            For the Nine Months Ended
                                          September 30,    September 30,
                                              1998             1997
                                         --------------    -------------
Product sales                           $     5,224,809  $     2,606,650
Cost of products sold                         2,658,231        1,545,418
                                              ---------        ---------
          Gross profit                        2,566,578        1,061,232

Operating costs and expenses:
  Sales and marketing expenses                2,547,205        2,326,589
  General and administrative expenses         1,207,182        1,133,998
  Research and development expenses           1,105,474        1,458,109
  Write-down of investment in EchoCath        1,400,000               --
                                            -----------      -----------
          Loss from operations              (3,693,283)      (3,857,464)

Interest income, net                            157,616          287,490
                                            -----------      -----------
          Net loss                      $   (3,535,667)  $   (3,569,974)
                                            ===========      ===========

Basic loss per share                           $  (.39)         $  (.47)
                                               ========         ========
Diluted loss per share                         $  (.39)         $  (.47)
                                               ========         ========
Weighted average shares
outstanding used to compute
basic and diluted loss per share              9,044,038        7,599,917
                                              =========        =========

The  accompanying  notes  are  an  integral  part  of  these statements.



            EP MEDSYSTEMS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (unaudited)

                                                   For the Nine Months Ended
                                                 September 30,    September 30,
                                                     1998             1997
Cash flows from operating activities:            -------------    -------------
Net loss                                       $   (3,535,667)      (3,569,974)
Adjustments to reconcile net loss to net
cash used in operating activities:
  Write-down of investment in EchoCath               1,400,000               --
  Depreciation and amortization                        221,160          156,148
  Changes in assets and liabilities:
  (Increase) in accounts receivable                  (687,177)        (750,425)
  (Increase) in inventories                          (132,498)        (867,377)
  Decrease (increase) in prepaid and other assets      23,683         (102,021)
  Decrease (increase) in other assets                    9,838        (102,344)
  Increase in payables due to related parties           16,916           67,191
  (Decrease) increase in accounts payable            (123,050)          325,237
  (Decrease) in accrued expenses, deferred
      revenue and customer deposits                  (339,629)         (71,374)
                                                   -----------      -----------
    Net cash used in operating activities      $   (3,146,424)      (4,914,939)

Cash flows from investing activities:
 Investment in EchoCath, Inc.                               --      (1,400,000)
 Maturities of held to maturity investments                 --        1,487,096
 Sale or maturity of available for sale securities    863,453          830,370
 Patent costs                                         (37,901)         (21,250)
 Capital expenditures, net of disposals              (267,974)        (582,434)
                                                   -----------      -----------
    Net cash provided by investing activities  $       557,578          313,782

Cash flows from financing activities:
   Net proceeds from equity offering                 4,661,708         --
   Proceeds from exercise of stock options              29,925         --
    Net cash provided by financing activities  $     4,691,633         --
                                                     ---------      -----------
Net increase (decrease) in cash and cash equivalents 2,102,787      (4,601,157)
Cash and cash equivalents, beginning of period         752,068        5,491,857
                                                     ---------      -----------
Cash and cash equivalents, end of period       $     2,854,855          890,700
                                                     =========      ===========

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

2.  Net Loss Per Common Share
Effective for the year ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). The adoption of SFAS 128 requires the presentation of Basic earnings per share and Diluted earnings per share. Basic earnings per share is computed based on the weighted average number of common shares outstanding during the year. Diluted earnings per share is based on the weighted average number of common shares outstanding during the year plus the common stock equivalents related to outstanding stock options and warrants. As required by SFAS 128, the net loss per share for the three and nine months ended September 30, 1997 has been restated to comply with this standard. The Company's computations of Diluted earnings per share for the three and nine month periods ended September 30, 1998 and 1997 exclude the impact of common stock equivalents as their inclusion would be anti-dilutive.

3.  Inventories
Inventories consist of the following:
                           September 30, 1998    December 31, 1997
                           ------------------    -----------------
     Raw materials          $    320,273           $   249,018
     Work in process              14,236                12,925
     Finished goods            1,310,517             1,250,585
                             -----------           -----------
                             $ 1,645,026           $ 1,512,528
                             ===========           ===========

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

All investment securities have been classified as available for sale. At September 30, 1998, the Company holds a portfolio made up of corporate bonds with maturities ranging from October, 1998 to June, 1999. These investments are stated at market, which approximates their amortized cost.

5.  EchoCath License
During February, 1997, the Company licensed the rights to several ultrasound technologies from EchoCath, Inc. ("EchoCath") for use in the field of electrophysiology. The agreement calls for the Company to make milestone payments of up to $700,000, in four installments, as certain development milestones and initial sales are achieved on the EchoMark and EchoEye technologies. One of the milestones calls for a $400,000 payment payable upon the completion of a development program for the EchoEye. This milestone was only payable in the event that the development was completed by September 30, 1998. To the best of the Company's knowledge, the milestone has not been achieved and no milestone payments are accrued or payable to EchoCath at September 30, 1998.

Terms of the license also call for a two percent (2%) royalty on net sales, including minimum royalties beginning in 1999 and continuing for the life of the applicable patents and continuations thereof. The Company may elect to not make minimum royalty payments and, in such case, EchoCath may render the license non-exclusive or cancel the license and return any of the $700,000 milestone payments which were paid.

The  minimum  annual  royalties under  the  license  are  as follows:
     1999                         $120,000
     2000                          160,000
     2001                          200,000
     2002                          280,000
     2003                          320,000
     2004                          360,000
     2005 and thereafter           400,000

In conjunction with the license agreement, the Company purchased 280,000 shares of 5.4% cumulative convertible
preferred  stock of EchoCath for $1,400,000  in  cash.   The
preferred stock is convertible, at the option of the Company, into shares of EchoCath common stock at a conversion price of $6.00 per share through 1999 and $6.50 per share thereafter. The market price for EchoCath's common stock on September 30, 1998 was $2.188 per share.

The EchoCath preferred stock is not a registered security traded on a public exchange and therefore its fair value is not readily determinable. Accordingly, the shares were stated at historical cost. During September, 1997, the Company became aware that EchoCath may have been having cash flow difficulties. During October, 1997, the Company filed a lawsuit against EchoCath in the United States District Court for the District of New Jersey alleging, among other things, that EchoCath made fraudulent misrepresentations and omissions in connection with the sale of $1.4 million of its preferred stock to the Company. During October, 1998, the complaint was dismissed by the District Court. The Company is considering an appeal of the decision. (See Part II --
Item 1.  Legal Proceedings).

EchoCath has limited cash reserves and is attempting to raise additional funds through the issuance of debt or equity, through licensing agreements or through other strategic alliances. Additionally, EchoCath could face delisting of its common stock from the NASDAQ Small Cap
Stock Market if it does not meet the requirements for continued listing. The Company cannot determine whether EchoCath will be successful in raising additional funds or executing additional licensing agreements in order to meet its long term cash needs, whether EchoCath will recognize additional revenue or attain profitability or whether EchoCath will be able to maintain its NASDAQ listing. As of September 30, 1998, management evaluated the investment and determined that there has been an other than temporary impairment. As such, the cost basis of the preferred stock has been written down to zero representing the estimated fair value of the investment. The $1,400,000 write-down of the investment was reflected in loss from operations during the three months ended September 30, 1998.

6.  Common Stock
On April 9, 1998, the Company sold and issued 2,250,000 shares of its common stock to six institutional investors (the "Investors") at a price of $2.25 per share. The gross proceeds of the offering were $5,062,500, before deducting offering expenses of approximately $403,000. The Company intends to use the net proceeds from the sale of the Shares for working capital purposes.

The Company granted the Investors certain registration rights with respect to the Shares pursuant to a Registration Rights Agreement. The Company filed a shelf registration statement on Form S-3 covering all of the Shares. During July, 1998, the registration statement was declared effective by the Securities and Exchange Commission.

On June 1, 1998, four non-employee holders of non-plan stock options to purchase 22,500 common stock of the Company exercised their options at $1.33 per share.

7.  Supplemental Statement of Cash Flow Information:
Supplemental Noncash Investing and Financing Activities:

Cash paid for interest was $828, $2,377, $624 and $1,872 for the three and nine months ended September 30, 1998 and 1997, respectively.


ITEM  2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements based upon current expectations that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, that include, but are not limited to, the risks discussed in the following section as well as those discussed in the section entitled "Factors That May Impact Future Operations." These forward-looking statements include, but are not limited to, the statement in the second paragraph of "Overview" relating to clinical trials, anticipated filing and approval time periods for FDA market clearance and approval for sale of the ALERT System; the statements in the third paragraph of "Overview" relating to approval of the Company's ultrasound products and their role in the diagnosis and treatment of cardiac arrhythmias; the statements in the fourth paragraph of "Overview" related to the Company's anticipated results of operations, capital requirements, development efforts of new products and the filing of additional patents; the statements in the fifth paragraph of "Overview" related to milestones for 1998 and beyond; the forward looking statements contained in the second, third, fifth, sixth, seventh, eighth and tenth paragraphs under the discussion of the Results of Operations for the three months ended September 30, 1998 as compared to 1997; the forward looking statements contained in the fifth and seventh paragraphs under the discussion of the Results of Operations for the nine months ended September 30, 1998 as compared to 1997; the forward looking statements in the third, sixth and last paragraph of "Liquidity and Capital Resources;" and the section titled "Year 2000 Issues."

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

The Company has developed a new product for internal cardioversion of atrial fibrillation known as the ALERT System, which uses a proprietary electrode catheter to deliver measured, variable, low energy electrical impulses directly to the inside of the heart in order to convert atrial fibrillation to a normal heart rhythm. The ALERT System is not approved for sale in the United States, but is currently undergoing clinical trials. At the earliest, the Company does not anticipate completing the clinical trial for at least several months. Approval to sell the ALERT System in the United States may take one or more years, if approved at all. The Company has received approval from its notified body to label the ALERT System with a CE Mark. This designation has allowed the Company to initiate sales of the ALERT System in the European Community.

During July, 1998, the Company filed for 510(k) approval with the FDA for marketing clearance for its ViewMate ultrasound imaging console and U-View deflectable intracardiac imaging catheter. These products are designed to improve a physician's ability to visualize inside the chambers of the heart, including the internal anatomy of the heart. The Company believes that the ViewMate and U-View may play an important role as new and effective treatment options are developed for the treatment of complex cardiac arrhythmias, including ventricular tachyarrhythmia and atrial fibrillation. The Company's ultrasound products are not approved for sale and the Company does not anticipate receiving approval to sell the ViewMate or U-View for at least several months, if approved at all.

The Company expects to continue to incur operating losses in the near future as it will continue to expend substantial funds for research and development, clinical trials in support of regulatory approvals, increased manufacturing activity and expansion of sales and marketing activities. The amount and timing of future losses will be dependent upon, among other things, increased sales of the Company's existing products, the results of clinical trials, regulatory approval and market acceptance of the ALERT System and developmental, regulatory and market success of new products under development as well as the Company's ability to establish, preserve and enforce intellectual property rights to its products. To date, the Company's products have generated limited revenue and the Company has an accumulated deficit of approximately $13.5 million at September 30, 1998.

The Company has set a number of goals for 1998 and beyond, including continued expansion of its sales and marketing efforts aimed at achieving increased sales of existing products, completion of the ALERT clinical trial, increased market acceptance of the ALERT System in Europe, increased manufacturing efficiency and lower production costs, regulatory approval and introduction of several new products, improvements to existing products and ongoing research and development activities. The Company believes that attainment of these goals is important to achieving the Company's long term objectives.

RESULTS OF OPERATIONS
Three months ended September 30, 1998 compared to three months ended September 30, 1997

Revenue from product sales increased $717,515 (or 54%) from $1,321,013 to $2,038,528 in the three months ended September 30, 1998 as compared to the comparable period in 1997. The increase in revenue in the third quarter of 1998 resulted primarily from increased sales of the EP WorkMate, which represented a substantial percentage of product revenues during the three month period in 1998. The Company also realized increased sales of certain of its catheter products during the period.

The level of sales for the fourth quarter of 1998 and fiscal 1999 will continue to depend materially on sales of the EP WorkMate and diagnostic catheters and the ability of the Company's direct sales force and network of international independent distributors to effectively market and sell the Company's existing products. The ALERT System is currently undergoing clinical trials and is not approved for sale in the United States. The ALERT System has been introduced for sale in Europe. However, the Company cannot accurately determine the sales level of the ALERT System for the fourth quarter of 1998 or 1999 at this time nor when it will be available in the United States. The Company expects the ALERT System to contribute a greater proportion of revenues in the fourth quarter of 1998 and beyond.

Cost  of  products  sold increased $214,752  (or  33%)  from
$654,010 to $868,762 due to increased sales in the three months ended September 30, 1998 as compared to the comparable period in 1997. Gross profit on product sales for the three months ended September 30, 1998 was $1,169,766 (or 57% as a percentage of product sales), as compared with $667,003 (or 50% as a percentage of product sales) for the comparable period in 1997. The Company realized an increase in gross profit on sales of existing products during 1998 primarily due to increased sales of the EP WorkMate, which currently yields a higher gross margin than certain of the Company's other products. The Company hopes to improve its overall gross profit percentage as sales of the ALERT System and other catheter products increase which may offset the fixed costs associated with maintaining a catheter manufacturing operation.

Sales and marketing expenses increased $185,627 (or 22%) from $850,563 to $1,036,190 and decreased as a percentage of revenue from product sales from 64% to 51% in the three months ended September 30, 1998 as compared to the comparable period in 1997. The dollar increase during 1998 was due to expansion of the domestic sales force and international distribution network. The Company's domestic direct sales force currently includes ten domestic sales and marketing professionals as well as a team of domestic field clinical engineers and administrative support personnel. The Company has expended substantial funds in an effort to improve its network of international independent distributors and has added distributors in several territories not previously covered. The international distribution network is currently supported by a team of direct international sales and marketing professionals, international field clinical engineers and administrative support personnel. The Company incurs significant expenses for travel, trade show related expenses, product promotion and physician educational materials in support of its sales efforts.

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

While sales and marketing expenses for the fourth quarter of 1998 and for fiscal 1999 are expected to increase, it is anticipated that these expenses may continue to decline as a percentage of revenues in the event that incremental sales are generated. It is likely that the Company will incur additional losses as a result of the increased fixed costs associated with its sales efforts until incremental sales are generated. The Company cannot determine when or if that level of sales will be achieved.

General and administrative expenses increased $70,596 (or 21%) from $340,035 to $410,631 and decreased as a percentage of sales revenue from 26% to 20% in the three months ended September 30, 1998 as compared to the comparable period in 1997. The dollar increase during 1998 was due to increased personnel, occupancy and other administrative costs necessary to support the increased operations. The Company expects general and administrative expenses to increase in future periods due to anticipated future growth. It is anticipated, however, that these expenses may continue to decline as a percentage of revenues as incremental sales are generated. The Company cannot determine when or if such incremental sales will be achieved.

Research and development expenses decreased $92,533 (or 18%) from $520,468 to $427,935 in the three months ended September 30, 1998 as compared to the comparable period in 1997. Research and development during the three months ended September 30, 1997 included significant expenses incurred in connection with the development and preparation for manufacturing of the ALERT System which were not recurring during the corresponding period in 1998. During the three months ended September 30, 1998, the Company incurred research and development expenses in connection with ongoing development efforts on existing products, including the EP WorkMate, costs associated with the clinical trials for the ALERT System, development costs and costs of preparing regulatory submissions for the new ultrasound imaging product line and costs associated with several new products under development. The Company expects that research and development expenses are likely to increase in future periods, in part due to ongoing expenses related to the ALERT System clinical trials, new product development activities and regulatory applications aimed at gaining approval to sell other new products.

The  results  of  operations  for  the  three  months  ended
September 30, 1998 included a $1,400,000 write-down of the Company's investment in 280,000 shares of EchoCath, Inc.
preferred stock.

Interest  expense  was $828 during the  three  months  ended
September 30, 1998. The Company does not expect to incur material interest expense during 1998.

Interest income decreased from $65,768 to $57,976 during the three months ended September 30, 1998 as compared to the comparable period in 1997. The decrease was due to the utilization of the cash in the operation of the business.

The net loss for three months ended September 30, 1998 was $2,047,842 as compared to a net loss of $978,919 during the comparable period in 1997. The basic and diluted loss per share for the three months ended September 30, 1998 was $.21 per share as compared to a basic and diluted loss per share (as restated to comply with the provisions of SFAS 128 - Earnings Per Share) of $.13 in 1997. Excluding the $1,400,000 EchoCath write-down, the Company's net loss for the three months ended September 30, 1998 was $647,842 or a basic and diluted loss of $.07 per share. The net loss was caused by the factors discussed above.

RESULTS OF OPERATIONS
Nine months ended September 30, 1998 compared to nine months ended September 30, 1997

Revenue from product sales increased $2,618,159 (or 100%) from $2,606,650 to $5,224,809 in the nine months ended September 30, 1998 as compared to the comparable period in 1997. The increase in revenue during 1998 resulted primarily from increased sales of the EP WorkMate, which represented a substantial percentage of product revenues during the nine month period in 1998, initial sales of the ALERT System in Europe and increased sales of certain catheter products.

Cost of products sold increased $1,112,813 (or 72%) from $1,545,418 to $2,658,231 due to increased sales in the nine months ended September 30, 1998 as compared to the comparable period in 1997. Gross profit on product sales for the nine months ended September 30, 1998 was $2,566,578 (or 49% as a percentage of product sales), as compared with $1,061,232 (or 41% as a percentage of product sales) for the comparable period in 1997. The Company realized an increase in gross profit on sales of existing products during 1998 primarily due to higher sales of the EP WorkMate.

Sales and marketing expenses increased $220,616 (or 9%) from $2,326,589 to $2,547,205 and decreased as a percentage of revenue from product sales from 89% to 49% in the nine
months   ended  September  30,  1998  as  compared  to   the
comparable period in 1997.

General and administrative expenses increased $73,184 (or 6%) from $1,133,998 to $1,207,182 and decreased as a percentage of revenue from product sales from 44% to 23% in the nine months ended September 30, 1998 as compared to the comparable period in 1997.

Research and development expenses decreased $352,635 (or 24%) from $1,458,109 to $1,105,474 in the nine months ended September 30, 1998 as compared to the comparable period in 1997. Research and development during the nine months ended September 30, 1997 included significant expenses incurred in connection with the development, regulatory submission and preparation for manufacturing of the ALERT System which were not recurring during the corresponding period in 1998. During the nine months ended September 30, 1998, the Company incurred research and development expenses in connection with ongoing development efforts on existing products, including the EP WorkMate, costs associated with the clinical trials for the ALERT System, development costs and costs of preparing regulatory submissions for the new ultrasound imaging product line and costs associated with several new products under development. The Company expects that research and development expenses are likely to increase in future periods, in part due to ongoing expenses related to the ALERT System clinical trials, new product development activities and regulatory applications aimed at gaining approval to sell other new products.

The   results  of  operations  for  the  nine  months  ended
September 30, 1998 included a $1,400,000 write-down of the Company's investment in 280,000 shares of EchoCath, Inc.
preferred stock.

Interest  expense  was $2,377 during the nine  months  ended
September 30, 1998. The Company does not expect to incur material interest expense during 1998.

Interest income decreased from $289,362 to $159,993 during the nine months ended September 30, 1998 as compared to the comparable period in 1997. The decrease was due to the utilization of cash to fund the Company's operations.

The net loss for nine months ended September 30, 1998 was $3,535,667 as compared to a net loss of $3,569,974 during the comparable period in 1997. The basic and diluted loss per share for the nine months ended September 30, 1998 was $.39 per share as compared to a basic and diluted loss per share (as restated to comply with the provisions of SFAS 128
- Earnings Per Share) of $.47 in 1997. Excluding the $1,400,000 EchoCath write-down, the Company's net loss for the nine months ended September 30, 1998 was $2,135,667 or a basic and diluted loss of $.24 per share. The net loss was caused by the factors discussed above.

Liquidity and Capital Resources

Since inception, the Company's expenses have exceeded its revenues, resulting in an accumulated deficit of approximately $13.5 million at September 30, 1998. On June 21, 1996, the Company completed its initial public offering of 2,500,000 shares of Common Stock at a purchase price of $5.50 per share, for aggregate net proceeds of approximately $11,786,000 after deducting offering expenses. On April 9, 1998, the Company sold and issued 2,250,000 shares of its common stock to six institutional investors at a price of $2.25 per share. The gross proceeds of the offering were $5,062,500, before deducting offering expenses of approximately $403,000. The Company intends to use the net proceeds from the sale of the shares for working capital purposes.

Net cash used in operating activities for the nine months ended September 30, 1998 was $3,146,424 as compared to $4,914,939 for the nine months ended September 30, 1997. The net use of cash in operations during the nine months ended September 30, 1998 was due primarily to the Company's $3,535,667 net loss from operations. Accounts receivable, net, increased by $687,177 in 1998 from $1,229,921 to
$1,917,098 due to higher third quarter 1998 sales. Inventories increased by $132,498 from $1,512,528 to $1,645,026 in anticipation of expected future sales increases. Prepaid expenses and other current assets includes product brochures, prepaid trade show fees and prepaid insurance. Accounts payable decreased by $123,050 from $670,206 to $547,156, accrued expenses payable decreased by $307,958 from $850,507 to $542,549 and amounts payable to related parties increased by $16,916 from $127,859 to $144,775. Reductions in accounts payable and accrued expenses payable were due to the timing of purchases and payments for development projects and goods and services.

During February, 1997, the Company licensed the rights to several ultrasound technologies from EchoCath, Inc. ("EchoCath") for use in the field of electrophysiology. The agreement with EchoCath calls for the Company to make payments totaling up to a maximum of $700,000, in four installments, as certain development milestones and initial sales are achieved on the EchoMark and EchoEye technologies. One of the milestones calls for a $400,000 payment payable upon the completion of a development program for the EchoEye. This milestone was only payable in the event that the development was completed by September 30, 1998. To the best of the Company's knowledge, the milestone has not been achieved and no milestone payments are accrued or payable to EchoCath as of September 30, 1998.

The EchoCath license also provides for a royalty on net sales, including minimum royalties of $120,000 beginning in 1999 and increasing to $400,000 in 2005 and thereafter for the life of the applicable patents and continuations. The Company may elect not to make minimum royalty payments and, in such case, EchoCath has the option to render the license non-exclusive or cancel the license and return any milestone payments to the Company. The Company may also elect to apply any accrued and unpaid dividends earned on its investment in EchoCath preferred stock against minimum royalties.

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

Capital expenditures, net of disposals, were $267,974 during the nine months ended September 30, 1998 as compared to $582,434 in the nine month period ended September 30, 1997. Capital equipment purchases during 1998 included demonstration equipment, computer equipment for use by the sales force, expansion of the trade show booths and manufacturing equipment. The Company is currently negotiating to purchase an additional 7,500 square feet of space at its catheter facility for approximately $400,000. The Company does not have any other material capital commitments at this time.

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

On June 1, 1998, four non-employee holders of non-plan stock options exercised their options to purchase 22,500 shares common stock of the Company at a price of $1.33 per share. The Company had no financing activities during the period ended September 30, 1997.

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



Year 2000 Issues

Background. Some computers, software, and other equipment include programming code in which calendar year data is abbreviated to only two digits. As a result of this design, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000. If not corrected, those programs could cause date-related transaction failures.

Internal Infrastructure. The Year 2000 problem could affect computers, software, and other equipment used, operated, or maintained by the Company. The Company has substantially completed a review of its internal computer programs and systems to ensure that the programs and systems will be Year 2000 compliant. In addition to our in-house efforts, we are asking vendors, major customers, service providers and banks whose systems failures potentially could have a significant impact on our operations to verify their Year 2000 readiness. The Company presently believes that its computer systems will be Year 2000 compliant in a timely manner. Based on our current plans and efforts to date, we do not anticipate that Year 2000 problems will have a material effect on our results of operations or financial condition.

Software Sold to Consumers. The Year 2000 problem can also affect products sold by the Company, particularly the EP WorkMate and ALERT Companion. The Company has performed a detailed assessment of its products and, as a result of this review, believes that it has substantially identified and resolved all potential Year 2000 problems with the products which it develops and markets. However, management also believes that it is not possible to determine with complete certainty that all Year 2000 problems affecting the Company's products have been identified or corrected due to complexity of these products and the fact that these products interact with other third party vendor products or operate on computer systems which are not under the Company's control. Based on our current plans and efforts to date, we do not anticipate that Year 2000 problems will have a material effect on our results of operations or financial condition.

Suppliers. The Company has initiated communications with third party suppliers of the major computers, software, and other equipment sold, used, operated, or maintained by the Company to identify and, to the extent possible, to resolve issues involving the Year 2000 problem. However, the Company has limited or no control over the actions of these third party suppliers. Thus, while the
Company expects that it will be able to resolve any significant Year 2000 problems with these systems, there can be no assurance that these suppliers will resolve any or all Year 2000 problems with these systems before the occurrence of a material disruption to the business of the Company or any of its customers. Any failure of these third parties to resolve Year 2000 problems with their systems in a timely manner could have a material adverse effect on the Company's business, financial condition, and results of operation.

Conclusion. Costs specifically associated with modifying software for Year 2000 compliance are expensed as incurred. To date, the Company has not spent a material amount on this project. Costs to be incurred in the remainder of 1998 and 1999 to fix Year 2000 problems are not expected to be material. Such costs do not include normal system upgrades and replacements. The Company does not expect the total costs relating to Year 2000 remediation to have a material effect on our results of operations or financial condition.

The total costs that the Company incurs in connection with the Year 2000 problems will be influenced by its ability to successfully identify Year 2000 systems' flaws, the nature and amount of programming required to fix the affected programs, the related labor and/or consulting costs for such remediation, and the ability of third parties with whom the Company has business relationships to successfully address their own Year 2000 concerns. These and other unforeseen factors could have a material adverse effect on our results of operations or financial condition.

Disclaimer. The discussion of the Company's efforts, and management's expectations, relating to Year 2000 compliance are forward-looking statements and, as such, are subject to uncertainties. The Company's ability to achieve Year 2000 compliance and the level of incremental costs associated therewith, could be adversely impacted by unanticipated Year 2000 problems. For example, if the Company is unsuccessful in identifying or fixing all Year 2000 problems in its operations, or if the Company is affected by the inability of suppliers or major customers to continue operations due to a Year 2000 problem, the results of operations or financial condition could be materially impacted.
Factors That May Impact Future Operations

History of Losses; Future of Profitability Uncertain;
The Company commenced operations in 1993 and has incurred substantial operating losses in each year since inception. As of September 30, 1998, the Company's accumulated deficit was approximately $13.5 million. While the Company is generating revenues from product sales, the Company anticipates that losses could continue. The Company's ability to generate significant revenues or achieve profitable operations is dependent on, in large part, the results of the ALERT clinical trials; market acceptance of existing products, including the EP WorkMate and the ALERT System; the ability of the Company to increase its catheter manufacturing capabilities, improve efficiency, control manufacturing costs and ensure the timely delivery of its products; the successful development of new products; the ability to obtain regulatory approvals and reimbursement of new products on a timely basis; the ability to compete successfully in the future with companies which have greater resources than the Company; the ability to establish, preserve and enforce intellectual property rights; and its ability to raise sufficient funds to meet its future cash requirements. There can be no assurance that the Company will generate significant revenues or attain profitability.

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

ALERT Clinical Trials
The Company has commenced human clinical trials of the ALERT System at seven hospitals in the United States and intends to expand the trials to include additional leading atrial fibrillation research centers. Clinical data is needed in order to demonstrate the safety and efficacy of the ALERT System under applicable FDA regulatory guidelines. The Company anticipates that the ALERT System clinical trials will be completed during the first half of 1999. The Company plans to file for FDA approval to market the ALERT System in the United States. Receipt of FDA approval to sell the ALERT System in the United States may take several years, if it is received at all.

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

Dependence on EP WorkMate.
The EP WorkMate is a computerized monitoring and analysis electrophysiology workstation. Although the Company sells a broad range of products, it believes its ability to increase revenues over the next several years will depend significantly on acceptance of the EP WorkMate by electrophysiologists. The EP WorkMate accounted for more than 50% of the Company's revenues from product sales during the nine months ended September 30, 1998 and the year ended December 31, 1997 and is expected to account for a significant portion of fiscal year 1998 and 1999 revenue. The EP WorkMate has a list price of approximately $129,000 with an integrated EP-3 Clinical Stimulator and, as a result, each sale of an EP WorkMate can represent a relatively large percentage of the Company's net sales in a particular quarter. There can be no assurance that the EP WorkMate will continue to be accepted by the electrophysiology market or that sales will be substantial. Each sale of an EP WorkMate may take a relatively long time to complete due in part to the high selling price relative to other types of equipment and to the budgetary processes of hospitals to which the Company markets the EP WorkMate.

Government Regulation.
United States
In the United States, the development, testing, manufacture, labeling, marketing, promotion and sale of medical devices are regulated by numerous governmental authorities, including the FDA under the Federal Food, Drug, and Cosmetic Act ("FFDCA"). The FDA has broad discretion in enforcing the FFDCA, and noncompliance with applicable requirements can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals and criminal prosecution.

In the United States, medical devices are classified into one of three classes, Class I, II or III, on the basis of the controls necessary to reasonably ensure their safety and effectiveness. Class I devices require general controls such as proper labeling, premarket notification and adherence to GMP. Class II devices require the use of special controls such as performance standards, post-market surveillance by regulatory bodies, patient registries and FDA guidelines. Class III devices must generally receive a pre-market approval ("PMA") from the FDA prior to being marketed in the U.S. in order to ensure their safety and effectiveness.

Before a new device can be introduced into the market in the U.S., the manufacturer generally must obtain either FDA clearance of a premarket notification filing under Section 510(k) of the FDC Act (a "510(k) submission") or FDA approval of a PMA application under Section 515 of the FDC Act. A 510(k) submission will be granted clearance by the FDA if the submitted data and other information establishes that the proposed device is "substantially equivalent" to a predicate device legally marketed in the U.S. A predicate device is a device that was legally marketed in the U.S. prior to May 28, 1976 or a device marketed since that date that has been determined by the FDA to be substantially equivalent pursuant to a 510(k) application and for which a PMA is not required. Substantial equivalence means that the device has the same intended use and is as safe and effective as a legally marketed device and does not raise questions of safety and effectiveness that are different than those associated with the legally marketed device. The FDA has recently been requiring more data and information to demonstrate substantial equivalence than in the past. Based upon industry and FDA publications, the Company believes that it generally takes between 3 to 12 months from the date of submission to obtain 510(k) premarket clearance, but may take longer depending upon the circumstances. The FDA may determine that the proposed device is not substantially equivalent, or that additional data is needed before a substantial equivalence determination can be made. A "not substantially equivalent" determination, or a request for additional data, could delay the market introduction of new products that fall into this category and could have a materially adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will obtain 510(k) premarket clearance within the above time frames, if at all, for any of the devices for which it may file a 510(k) submission in the future.

A 510(k) submission is also required when the manufacturer makes a change or modification to a legally marketed device that could significantly affect the safety or effectiveness of the device, or where there is a major change or modification in the intended use of the device. When any change or modification is made in a device or its intended use, the manufacturer is expected to make the initial determination as to whether the change or modification is of a kind that would necessitate a filing of a new 510(k) submission. The FDA's regulations provide only limited guidance for making this determination.

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

Upon receipt of a PMA application, the FDA makes a threshold determination as to whether the application is sufficiently complete to permit a substantive review. If the FDA determines that the PMA application is sufficiently complete, it will accept the application for filing. Otherwise, the FDA will request that the sponsor submit additional information within 180 days. Depending on the nature and amount of information requested by the FDA, the PMA review process may be substantially delayed by such a request. Once the submission is accepted for filing, the FDA begins a review of the PMA application. The Company believes that an FDA review of a PMA application generally takes between one and three years from the date the PMA application is accepted for filing, but may take significantly longer. The review time is often significantly extended if the FDA requests more information or clarification of information already provided in the submission. During the review period, an FDA advisory committee, typically a panel of clinicians, will likely be convened to review and evaluate the application and provide recommendations to the FDA as to whether the PMA should be approved. In addition, the FDA will inspect the manufacturing facility where the unapproved product is to be made to ensure compliance with the FDA's GMP requirements prior to issuance of a PMA.

If the FDA's evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA may issue either an approval letter or an "approvable letter," which usually contains a number of conditions that must be met in order to secure final approval of the PMA application. When and if those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue a PMA, authorizing commercial marketing of the device for certain indications. If the FDA evaluation of the PMA application or manufacturing facilities is not favorable, the FDA will deny approval of the PMA application or issue a "not approvable" letter. The FDA may also determine that additional clinical trials are necessary, in which case the PMA may be delayed for several years while additional clinical trials are conducted and submitted in an amendment to the PMA application.

Modifications to a device that is the subject of an approved PMA, its labeling, or manufacturing process may require approval by the FDA of PMA supplements or new PMAs. Supplements to a PMA often require the submission of the same type of information required for an initial PMA, except that the supplement is generally limited to that information needed to support the proposed change from the product covered by the original PMA. Although under the FDC Act, the FDA is required to complete its review of a PMA or PMA supplement within 180 days, the agency may take a significantly longer period of time to complete its review.

The Company received FDA approval to begin clinical trials for the ALERT System under an IDE filing and has commenced human clinical trials of the ALERT System at seven centers in the United States. The Company intends to expand the trials to include additional leading atrial fibrillation research centers to obtain data needed to support its application. There can be no assurance that the clinical trials will demonstrate the safety and effectiveness of the ALERT System, or that a subsequently filed application will be accepted by the FDA for filing or approved.

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

Following FDA clearance or approval of a device for commercial distribution, the primary form of government regulation of medical devices is the FDA's GMP regulations for medical devices. These regulations, administered by the FDA, set forth requirements to be observed in the design, manufacture, packaging, labeling and storage of medical products for human use, including implementation of a quality assurance program. These regulations require, among other things, that manufacturing be controlled by the use of written procedures and the ability to produce devices that meet specifications be validated by extensive testing. They also require inspection and testing of the products produced and investigation when devices fail to meet specifications. Failure to adhere to GMP requirements would cause the products produced to be considered in violation of the FFDCA and subject to enforcement action. The FDA monitors compliance with these requirements by requiring manufacturers to register their manufacturing facilities and list their products with the FDA. The Company is subject to routine inspection by FDA for compliance with GMP requirements, MDR requirements, and other applicable regulations. ProCath was last inspected by the FDA during June, 1998. EP MedSystems was last inspected by the FDA during October, 1996. If an FDA inspector observes conditions that might be violative of GMP procedures, the manufacturer must correct those conditions or explain them satisfactorily, or face potential regulatory action that might include physical removal of the product from the market. FDA has proposed changes to the GMP regulations, including design control requirements, which will likely increase the cost of compliance with GMP requirements. Changes in existing requirements or adoption of new requirements could have a material adverse effect on the Company's business, financial condition, and results of operation. There can be no assurance that the Company will not incur significant costs to comply with laws and regulations in the future or that laws and regulations will not have a material adverse effect upon the Company's business, financial condition or results of operation. The FDA's Medical Device Reporting regulations also require that the Company provide information to the FDA on the occurrence of any deaths or serious injuries alleged to have been associated with the use of the Company's products, as well as on any product malfunction that would likely cause or contribute to a death or serious injury if the malfunction were to recur. FDA law and regulations also prohibit a device from being labeled or promoted for unapproved or uncleared indications. If the FDA believes that a company is not in compliance with any of these regulations, it can institute proceedings to detain or seize products, issue a recall, seek injunctive relief or assess civil and criminal penalties against such a company. Failure on the part of the Company or by its suppliers of critical components to comply with GMP could have a material adverse effect on the Company's business, financial condition and results of operations.

  In summary, the process of obtaining and maintaining required regulatory approvals can be expensive, uncertain, and lengthy, and there can be no assurance that the Company will ever obtain such approvals and that if such approvals are obtained, there can be no assurance that the Company will be able to maintain the approvals. There can be no assurance that the FDA will act favorably or quickly on any of the Company's submissions to the FDA and significant difficulties and costs may be encountered by the Company in its efforts to obtain FDA clearance that could delay or preclude the Company from selling its products in the United States. Furthermore, there can be no assurance that the FDA will not request additional data, require that the Company conduct further clinical studies, causing the Company to incur substantial cost and delay. In addition, there can be no assurance that the FDA will not impose strict labeling requirements, onerous operator training requirements or other requirements as a condition of its PMA approval, any of which could limit the Company's ability to market its systems. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission ("FTC"). FDA enforcement policy strictly prohibits the marketing of FDA cleared or approved medical devices for unapproved uses. Further, if a company wishes to modify a product after FDA approval of a PMA, including changes in indications or other modifications that could affect safety or efficacy, additional clearances or approvals will be required from the FDA. Failure to receive or delays in receipt of FDA clearances or approvals, including the need for additional clinical trials or data as a prerequisite to clearance or approval, or any FDA conditions that limit the ability of the Company to market its systems, could have a material adverse effect on the Company's business, financial condition and results of operations.

International
In order for the Company to market its products in Europe and certain other foreign jurisdictions, the Company must obtain required regulatory approvals and clearances and otherwise comply with extensive regulations regarding safety and manufacturing processes and quality. These regulations, including the requirements for approvals or clearance to market and the time required for regulatory review, vary from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. Many foreign countries generally permit studies involving humans for medical devices earlier in the product development cycle than is permitted by regulation in the U.S. Other countries, such as Japan, have standards similar to those of the FDA. There can be no assurance that the Company will obtain regulatory approvals in such countries or that it will not be required to incur significant costs in obtaining or maintaining its foreign regulatory approvals. Delays in the receipt of approvals to market the Company's products or failure to maintain these approvals could have a material adverse impact on the Company's business, financial condition or results of operations.

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

The FDA Export Reform and Enhancement Act of 1996 relaxed the exportation requirements governing devices under certain circumstances. Pursuant to this law, a device that has not obtained FDA clearance or approval may be exported to any country in the world without FDA authorization if the product complies with the laws of that country and has valid marketing authorization in one of the following countries:
Australia, Canada, Israel, Japan, New Zealand, Switzerland, South Africa, the European Union or a country in the
European  economic  area.   The FDA  is  authorized  to  add
countries to this list in the future. Among other restrictions, a device may only be exported under the new law if it is not adulterated, meets the specifications of the foreign manufacturer, complies with the laws of the importing country, is labeled for export, is manufactured in substantial compliance with GMP regulations or recognized international standards and is not sold in the U.S.

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

Ability to Manage Sales Growth.
The Company employs a domestic direct sales and marketing force to sell and promote the Company's products in the U.S. market. Previously, the Company relied on third-party distributors for all sales efforts. There can be no assurance that the Company will be able to continue to attract and retain qualified and capable individuals who can successfully promote the Company's products.

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

The Company relies on outside sources for the manufacture of critical components of the ALERT Companion, EP WorkMate and the EP-3 Clinical Stimulator. All components are manufactured in conformance with the Company's specifications. Any interruption in the supply from its suppliers would have a material adverse effect on the Company's ability to deliver its products until acceptable arrangements can be made with a qualified alternative source of supply. There can be no assurance that the Company would be able to reach an acceptable arrangement with an alternative source of supply at acceptable prices and adequate quality levels on a timely basis. If the Company were unable to do so, such an interruption would have a material adverse effect on the Company's business, results of operations and financial condition.

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

Concentration of Ownership.
As of November 2, 1998, the Company's seven directors and executive officers and their affiliates beneficially owned an aggregate of approximately 19.0% of the Company's outstanding Common Stock, including unexercised vested stock options. Additionally, six institutional investors who purchased shares in the Company's private placement on April 9, 1998 own an aggregate of approximately 23% of the Company's outstanding Common Stock as of November 2, 1998. As a result, these shareholders, acting together, could have significant influence over all matters requiring approval by the shareholders of the Company. This level of ownership could have an affect on a change in control of the Company and may adversely affect the voting and other rights of other holders of Common Stock.


PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings.

EchoCath
During October, 1997, the Company filed a lawsuit against EchoCath in the United States District Court for the
District of New Jersey alleging, among other things, that EchoCath made fraudulent misrepresentations and omissions in connection with the prior sale of $1,400,000 of its preferred stock to the Company.

EchoCath filed an answer to the complaint, denying the allegations and asserting a counterclaim against the Company seeking its costs and expenses in the action. EchoCath also filed a motion to dismiss the complaint. In December, 1997, EP MedSystems filed an amended complaint and EchoCath filed an answer thereto again denying the allegations and asserting a counterclaim seeking reimbursement of its costs and expenses in the action. EchoCath also filed a motion to dismiss the amended complaint. During October, 1998, the complaint was dismissed by the District Court. The Company is considering an appeal of the decision. The Company believes that EchoCath's counterclaim and request for reimbursement of its costs and expenses is without merit. As a result, the Company has not accrued for such costs and expenses at September 30, 1998. In the opinion of management, the ultimate resolution of the counterclaim will not have a material adverse impact of the Company's financial condition or results of operations. The Company cannot determine the outcome of the EchoCath litigation at this time.

Item 2.  Changes in Securities

On April 9, 1998, the Company sold and issued 2,250,000 shares of its common stock to six institutional investors (the "Investors") at a price of $2.25 per share. The gross proceeds of the offering were $5,062,500, before deducting offering expenses of approximately $403,000. The Company intends to use the net proceeds from the sale of the shares for working capital purposes. The Company granted the Investors certain registration rights with respect to the shares pursuant to a Registration Rights Agreement. The Company filed a shelf registration statement on Form S-3 covering all of the Shares. During July, 1998, the Registration Statement was declared effective by the Securities and Exchange Commission.

On June 1, 1998, four non-employee holders of non-plan stock options exercised their options to purchase 22,500 shares common stock of the Company at a price of $1.33 per share. The Company had no financing activities during the period ended September 30, 1997.



Item 4.  Submission of Matters to a Vote of Security Holders

On  October 28, 1998, the Company held its Annual Meeting of
Shareholders.   The  matters  voted  upon  by  the  security
holders were:

(1)  To authorize an amendment of the Company's Amended and
     Restated Certificate of Incorporation providing for
     classification of the Board of Directors into three
     classes of directors with staggered terms of office;
                                                                      Broker
                                       For      Against   Abstain   Non-votes
                                    ---------   -------   -------   ---------
     For the amendment to the Plan  6,898,493      0       6,200    1,706,783

(2) To elect four (4) directors to the Board of Directors as follows: (a) two directors to serve a three year term, one director to serve a two year term and one director to serve a one year term, and until their respective successors shall be duly elected and qualified;


     For the election of Directors       For       Withheld    Abstain
                                      ---------    --------    -------
        David A. Jenkins              8,605,476     6,000         0
        David W. Mortara              8,605,476     6,000         0
        John E. Underwood             8,605,476     6,000         0
        Anthony J. Varrichio          8,603,476     8,000         0

(3) To ratify the selection of PricewaterhouseCoopers LLP, independent public accountants, as auditors for the Company for the fiscal year ending December 31, 1998:

                                          For       Against    Abstain
                                       ---------    -------    -------
     For the ratification of auditors  8,605,476       0        6,000



Item 5.  Other Information

The Company currently intends to hold its 1999 Annual Meeting of Shareholders (the "Annual Meeting") during June, 1999. Shareholders of the Company are entitled to submit proposals on matters appropriate for shareholder action consistent with regulations of the Securities and Exchange Commission ("SEC") and the Company's bylaws. Should a shareholder wish to have a proposal considered for inclusion in the Proxy Statement for the Annual Meeting, under Rule 14a-8 of the Securities Act of 1934, as amended (the
"Exchange Act"), such proposal must be received by the Company on or before February 1, 1999.

In connection with the Annual Meeting and pursuant to recently amended Rule 14a-4 under the Exchange Act, if the shareholder's notice is not received by the Company within a reasonable time prior to the date on which proxy materials are mailed to shareholders, the Company (through management proxy holders) may exercise discretionary voting authority when the proposal is raised at the Annual Meeting without any reference to the matter in the Proxy Statement.

The above summary, which sets forth only the procedures by which business may be properly brought before and voted upon at the Company's Annual Meeting, is qualified in its entirety by reference to the Company's bylaws.

All shareholder proposals and notices should be directed to James Caruso, Chief Financial Officer of the Company, at EP
MedSystems,  Inc.,  100 Stierli Court, Mount  Arlington,  NJ
07856.


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

  (b)  Reports on Form 8-K
           None




                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 EP MEDSYSTEMS, INC.
                                    (Registrant)

Date: November 6, 1998      By:  /s/  David A. Jenkins
                                 ---------------------
                                      David A. Jenkins
                                 President and Chief Executive Officer

Date: November 6, 1998      By:  /s/  James J. Caruso
                                 --------------------
                                      James J. Caruso
                                 Vice President and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)






                    EXHIBIT INDEX

Exhibit
Number           Description of Exhibit               Method of Filing
-----------      ----------------------               ----------------
Exhibit 3.1      Amended and Restated Certificate
                 of Incorporation                     (1)

Exhibit 3.2      Bylaws, as amended                   (1)

Exhibit 27       Financial Data Schedule              EDGAR
                 (SEC filing only)

                 (1)Previously filed and incorporated by
                    reference to the exhibit of the same number filed with the Company's Form SB-2 Registration Statement (Registration No. 333-3642).