Form 10KSB
period 1998-12-31
EP MEDSYSTEMS INC
filed 1999-04-01
CIK 1012394

SILLS CUMMIS RADIN TISCHMAN EPSTEIN & GROSS
                           A Professional Corporation
                              One Riverfront Plaza
                          Newark, New Jersey 07102-5400

                           Writer's Drect Dial Number:
                                 (973) 643-5213

                                Writer's Email:
                            JMARCUS@SILLSCUMMIS.COM


                                 March 31, 1999



VIA EDGAR
Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

     Re:  EP MedSystems, Inc. (the "Company")
          Form 10-KSB for Fiscal Year Ended December 31, 1998
          Commission File No. 0-28260

Dear Sir or Madam:

     On behalf of the Company, we enclose for filing a Form 10-KSB for the Fiscal Year Ended December 31, 1998 (the "Form 10-KSB"). Please be advised that the financial statements in the Form 10-KSB do not reflect a change from the preceding year in any accounting principles or practices or in the methods of application of those principles or practices.

     If there are any questions regarding the foregoing, please contact the undersigned of this office.

                              Very truly yours,


                              /s/ Jonathan N. Marcus
                              JONATHAN N. MARCUS
Enclosure

cc:  National Association of Securities Dealers, Inc.
     David A. Jenkins, Chairman, President and Chief Executive Officer Joseph M. Turner, Chief Financial Officer

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
 (Mark one)
 _X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended: December 31, 1998

____ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _________ TO _________

                         Commission file number 0-28260

                               EP MedSystems, Inc.
                 (Name of small business issuer in its charter)

         New Jersey                                    22-3212190
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

 100 Stierli Court, Mount Arlington, NJ              07856
(Address of principal executive offices)           (Zip code)

Issuer's telephone number:  (973) 398-2800

Securities  registered  under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: Common Stock, no par value, $.001 stated value per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               __X__ Yes ____ No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended December 31, 1998 were $7,460,324.

The aggregate market value of the issuer's outstanding voting stock held by non-affiliates on March 19, 1999, based on the closing sale price of its common stock on the Nasdaq National Market on such date, was approximately $28,300,000.

As of March 19, 1999, there were outstanding 9,872,417 shares of the issuer's Common Stock, no par value, stated value $.001 per share.

Transitional Small Business Disclosure Format (check one):
____Yes __X__ No

Forward Looking Statements
In addition to historical information, this Form 10-KSB contains forward looking statements relating to such matters as anticipated financial and operational performance, business prospects, technological developments, results of clinical trials, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. EP MedSystems, Inc. (the "Company") notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward looking statements. When used in this Form 10-KSB, the words or phrases "believes," "anticipates," "expects," "intends," "will likely result," "estimates," "projects" or similar expressions are intended to identify such forward looking statements, but are not the exclusive means of identifying such statements. Such forward-looking statements are only predictions, and the actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those matters discussed herein in the sections entitled "Item 1 - Business," "Item 3 - Legal Proceedings" and
"Item  6  -   Management's   Discussion  and  Analysis  or  Plan  of  Operation"
particularly the subsection of such Item 6 entitled "Factors That May Impact Future Operations."

The Company cautions readers to review the cautionary statements set forth in this report and in the Company's other reports filed with the Securities and Exchange Commission and cautions that other factors may prove to be important in affecting the Company's business and results of operations. Readers are cautioned not to place undue reliance on these forward- looking statements, which speak only as of the date of this report. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this report.

                                     PART I
Item 1. Description of Business
The Company was incorporated in New Jersey in January 1993 and operates in a single industry segment. The Company develops, manufactures, markets and sells a line of products for the cardiac electrophysiology ("EP") market used to diagnose, monitor and treat irregular heartbeats known as arrhythmias. Since inception, the Company has acquired technology, has developed new products and has begun marketing various electrophysiology products, including the EP WorkMate[REGISTERED TRADEMARK] electrophysiology workstation, the EP-3 Stimulator, diagnostic electrophysiology catheters, internal cardioversion catheters and related disposable supplies.

The Company has identified the diagnosis and treatment of atrial fibrillation as a primary focus for its ongoing development efforts. Atrial fibrillation is the most prevalent type of abnormal heart rhythm; estimated to afflict over 2,000,000 people in the United States with an estimated 160,000 new cases developing each year. Although not immediately life threatening, atrial fibrillation has been linked to a diminished lifestyle and to a significantly increased risk of stroke. In patients over the age of 65, atrial fibrillation is reported to quadruple the risk of stroke. In this regard, the Company has developed a new product for internal cardioversion of atrial fibrillation known as the ALERT[REGISTERED TRADEMARK] System, which uses a patented electrode catheter to deliver measured, variable, low energy electrical impulses directly to the inside of the heart in order to convert atrial fibrillation to a normal heart rhythm.

The ALERT[REGISTERED TRADEMARK] System is not approved for sale in the United States, but is currently undergoing clinical trials. At the earliest, the Company does not anticipate completing the clinical trial for several months. In addition, the Company believes that approval to sell the ALERT[REGISTERED TRADEMARK] System in the United States may take up to one year or more, if approved at all. The Company has received Class III Design Examination Certification from its European notified body to label the ALERT[REGISTERED TRADEMARK] System with a CE Mark, an international symbol of adherence to quality assurance standards. This designation allowed the Company to initiate sales of the ALERT[REGISTERED TRADEMARK] System in the European Community. The ALERT[REGISTERED TRADEMARK] family of products is intended to include a number of catheter products for the future, all oriented towards internal cardioversion of the heart.

The Company has developed an intracardiac ultrasound product line including the ViewMate[TRADEMARK] ultrasound imaging console and U-View[TRADEMARK] deflectable intracardiac imaging catheter. These products are designed to improve a physician's ability to visualize inside the chambers of the heart, including the internal anatomy of the heart. The Company believes that the ViewMate[TRADEMARK] and U-View[TRADEMARK] may play an important role as new and effective treatment options are developed for the treatment of complex cardiac arrhythmias, including ventricular tachyarrhythmia and atrial fibrillation. The Company's ultrasound products are not approved for sale and the Company does not anticipate receiving approval to sell the ViewMate[TRADEMARK] or U-View[TRADEMARK] for at least several months, if approved at all.

The Company's principal offices are located at 100 Stierli Court, Mount Arlington, NJ 07856, and its telephone number is 973-398-2800. Unless the context requires otherwise, references to the "Company" include EP MedSystems, Inc. and its wholly owned subsidiaries ProCath Corporation ("ProCath") and EP MedSystems UK Ltd. ("EP MedSystems UK").

Products
The Company develops, manufactures, markets and sells a broad based, integrated line of electrophysiology products used to monitor, analyze, diagnose and treat cardiac arrhythmias. The Company's products can be separated by function into the following categories described below.

The ALERT[REGISTERED TRADEMARK] System
The Company has developed the ALERT[REGISTERED TRADEMARK] System to be a more effective and less traumatic method of converting atrial fibrillation to normal heart rhythm. The ALERT[REGISTERED TRADEMARK] System represents a new approach to electrical cardioversion known as low energy internal cardioversion, in which up to 15 joules of electrical energy are delivered directly to the inside of the heart. The ALERT[REGISTERED TRADEMARK] System comprises a single use proprietary electrode catheter with two separate electrode arrays (the "ALERT[REGISTERED TRADEMARK] Catheter") and an external energy source (the "ALERT[REGISTERED TRADEMARK] Companion").

The Company believes low energy internal cardioversion provides numerous potential advantages over high-energy external cardioversion and drug conversion therapies. The Company believes the ALERT[REGISTERED TRADEMARK] System will prove more effective, less painful and less traumatic than external cardioversion. It does not require the use of general anesthesia, can be performed on an outpatient basis and involves the delivery of much lower levels of energy to the patient. The Company also believes the ALERT[REGISTERED TRADEMARK] System will prove more effective than drug conversion therapy without the risk of harmful side effects associated with such therapy.


The Company believes that internal cardioversion using the ALERT[REGISTERED TRADEMARK] System will provide the following key benefits:

     - Fewer traumas, discomfort and risk to patients than high-energy external cardioversion.
     - Higher success rate in converting patients with chronic atrial fibrillation to normal heart rhythm than with high-energy external cardioversion (based on initial clinical experience).
     -    Elimination of harmful side effects associated with drug therapies.
     -    Can  be  used  on an  outpatient  basis;  general  anesthesia  is  not required.
     -    Lower   overall  cost  per   procedure   than   high-energy   external
          cardioversion.
     - Greater applicability for converting atrial fibrillation occurring in the days immediately following open-heart surgery.
     - Combination of temporary pacing and blood pressure monitoring features with cardioversion in a single multi purpose catheter.

The ALERT[REGISTERED TRADEMARK] System is based on technology invented by Eckhard Alt, MD, a member of the Company's Scientific Advisory Board. Direct employees of the Company invented the catheter manufacturing technology. The Company has licensed the exclusive worldwide right to use the ALERT[REGISTERED TRADEMARK] technology in the ALERT[REGISTERED TRADEMARK] System from Dr. Alt. Three patents have been issued in the United States on the ALERT[REGISTERED TRADEMARK] System. The Company and Dr. Alt have also filed additional patent applications and continuations for the ALERT[REGISTERED TRADEMARK] Catheter and the ALERT[REGISTERED TRADEMARK] Companion in the United States and internationally. See "-- Patents and Intellectual Property."

Clinical Trials The ALERT[REGISTERED TRADEMARK] System is a medical device that will require pre-market approval ("PMA") from the U.S. Food and Drug Administration ("FDA") prior to marketing in the United States. The Company submitted a clinical study protocol to the FDA as part of an application for an Investigational Device Exemption ("IDE"). The FDA has approved the IDE application for the ALERT[REGISTERED TRADEMARK] System and the U.S. IDE clinical trials are currently ongoing at eleven leading atrial fibrillation research centers, including Duke University Medical Center; the Medical Center of the University of Alabama at Birmingham; Indiana University; and University of California at San Francisco. The Company hopes that the results of the ALERT[REGISTERED TRADEMARK] clinical trials will demonstrate the safety and efficacy of the ALERT[REGISTERED TRADEMARK] System for internal catheter based cardioversion of atrial fibrillation. To date, approximately 70 treatments have occurred under the ALERT[REGISTERED TRADEMARK] clinical trial. The Company is encouraged by the results of the clinical trial on the limited number of patients treated so far. See " --Government Regulation."

The  Company  has  submitted  the first two of five  modular  components  in its

ALERT[REGISTERED TRADEMARK] System PMA shell document with the FDA. The Company believes that the provisions of the FDA Modernization Act are intended to allow companies to accelerate the review and approval process for new medical devices such as the ALERT[REGISTERED TRADEMARK] System. Under the Modernization Act, a company may submit information and data in modules for review and approval prior to completion of the clinical trials. The Company expects to submit additional modules and expects to conclude the clinical trial during 1999. See "--Government Regulation."

The ALERT[REGISTERED TRADEMARK] System has received Class III Design Examination Certification for labeling with the CE Mark and the product is being sold throughout Europe. European tests are now ongoing for a new version of the ALERT[REGISTERED TRADEMARK] Catheter that incorporates thermal dilution to the ALERT[REGISTERED TRADEMARK] pulmonary artery catheter. This feature is expected to broaden the ALERT[REGISTERED TRADEMARK] applications to include the critical care and heart surgery markets by incorporating cardiac output measurement into the catheter. See "--Government Regulation."

EP Laboratory Workstations and Stimulators (EP WorkMate[REGISTERED TRADEMARK], EP-3 Stimulator) The Company's EP WorkMate[REGISTERED TRADEMARK] is a computerized electrophysiology workstation that monitors displays and stores cardiac electrical activity and arrhythmia data. Electrophysiology workstations are dedicated data management systems designed specifically for use in electrophysiology procedures to view and record procedural data facilitate data analysis and generate customized reports. The EP WorkMate[REGISTERED TRADEMARK] offers, among other features, up to 120 recorded channels of cardiac electrical data, real-time analysis including graphical and quantitative display of such data, superior ease of use and a single keyboard for all operations. The EP WorkMate[REGISTERED TRADEMARK] consists of a Pentium PC with integral proprietary software, a proprietary signal-conditioning unit, dual 21-inch, high-resolution color monitors, an optical disk or tape drive for data storage, a custom keyboard, catheter and stimulator junction box and laser printer. The EP WorkMate[REGISTERED TRADEMARK] is typically sold with an integrated EP-3 Stimulator. In addition, each EP WorkMate[REGISTERED TRADEMARK] has an internal modem to provide a direct link between the purchaser and the Company, facilitating field software support. The EP WorkMate[REGISTERED TRADEMARK] is differentiated from competing products by (i) its seamless integration with the EP-3 Stimulator, (ii) its capacity to receive and display up to 120 channels of cardiac electrical data simultaneously, (iii) its ability to process and simultaneously display both real time and historical electrophysiology activity and (iv) its simple, user friendly software based on a menu driven, point and click interface.

The Company's EP-3 Stimulator is a computerized electrical pulse generator and processor used to stimulate the heart with electrical impulses in order to locate electrical disturbances or arrhythmias. The Company believes the EP-3 Stimulator is currently the only computerized electrophysiology clinical stimulator being marketed in the U.S. It features automatic synchronization and rate controls as well as the same user interface as the EP WorkMate[REGISTERED TRADEMARK]. The EP-3 Stimulator can be sold as a stand alone electrophysiology stimulator or integrated with the EP WorkMate[REGISTERED TRADEMARK]. The Company believes the EP WorkMate[REGISTERED TRADEMARK], when integrated with the EP- 3 Stimulator, offers the most advanced computer tools available to the electrophysiology market.

Catheter Products
The Company presently markets a full line of diagnostic electrophysiology catheters for stimulation and sensing of electrical signals during electrophysiology studies. The Company's diagnostic catheters are similar to others sold within the industry. The Company offers numerous electrode/curve configurations of catheters. Temporary pacing catheters incorporate both pacing and sensing electrodes and are used to temporarily regulate pacing of the heart, including during the period while a patient awaits permanent pacemaker implant. These catheters are available in a number of sizes with different curve shapes. The Company offers a temporary pacing catheter with a balloon tip that allows guidance of the catheter without X- ray fluoroscopy. The Company also offers disposable introducer kits that are used to aid in the insertion of catheters or pacemaker leads into a patient's venous system. The kits include a plastic introducer, dilator guidewire, needle and syringe. During March 1999, the Company received substantial equivalence (SE) clearance from the FDA for its flexible catheter electrodes. This clearance allows the Company to market the product in the United States. This proprietary and patented technology known as SilverFlex offers the Company the ability to manufacture and sell catheters with numerous electrodes for sophisticated mapping procedures. The flexible nature and lack of weight of these electrodes enable them to be placed on the catheter shaft without the traditional problems of unwanted stiffness and poor handling characteristics. SilverFlex appears to be a better alternative than metal electrode bands when used with eight or more electrodes and/or with a deflectable catheter. Also during March 1999, the Company submitted documents to the FDA for 510(k) approval for a deflectable catheter design to be used with diagnostic EP catheters made with both SilverFlex and platinum electrodes. The addition of a deflectable catheter to the catheter product line will enable the company to become more competitive in the diagnostic EP catheter market.

Ultrasound Products
The Company has developed an intracardiac ultrasound product line including the ViewMate[TRADEMARK] ultrasound imaging console and U-View[TRADEMARK] deflectable intracardiac imaging catheter. These products are designed to improve a physician's ability to visualize inside the chambers of the heart, including the internal anatomy of the heart. The Company believes that the ViewMate[TRADEMARK] and U-View[TRADEMARK] may play an important role as new and effective treatment options are developed for the treatment of complex cardiac arrhythmias, including ventricular tachyarrhythmia and atrial fibrillation. The Company's ultrasound products are not approved for sale and the Company does not anticipate receiving approval to sell the ViewMate[TRADEMARK] or U-View[TRADEMARK] for at least several months, if approved at all.

Patents and Intellectual Property
The Company's success and ability to compete depends in part upon its ability to obtain patent protection for its existing products and those under development. The Company has filed for patents on its important inventions, has acquired patents and has entered into license agreements to obtain rights under selected patents of third parties as to technology it considers important to its business. The Company intends to file additional patents in the future in order to continue its efforts to establish, preserve and enforce protection for its proprietary technology and other intellectual property. The Company's intellectual property consists of the following:

     - An exclusive worldwide license under three issued U.S. patents; an exclusive license under one patent application pending in the European Patent Office and additional filed or licensed patent applications and continuations for the ALERT[REGISTERED TRADEMARK] System. The license agreement provides for the Company to pay royalties equal to 5% of net sales of all products covered by the licensed technology until expiration of the last licensed patent.

     - A semi-exclusive license under an issued U.S. patent for technology to conduct temporary ventricular defibrillation. The license agreement provides for the Company to pay royalties up to a maximum of 5% of net sales of all products covered by the licensed technology until expiration of the licensed patent, with lifetime royalties limited to a maximum of $1,000,000.

     -    A   non-exclusive   license   under  an   issued   U.S.   patent   for
          synchronization of a defibrillation shock delivered using the ALERT[REGISTERED TRADEMARK] Companion. The license agreement provides for the Company to pay royalties equal to the greater of $200 per unit or 2% of net sales of the ALERT[REGISTERED TRADEMARK] Companion.

     - Exclusive licenses under nine issued U.S. patents and four foreign filings as to certain ultrasound technologies in an attempt to develop ultrasound guided electrophysiology products within the field of use. The field of use of the license covers cardiac electrophysiology except for pacemaker leads and permanently implanted defibrillation devices. The license agreement calls for a royalty on net sales of all products covered by the licensed technology, including minimum royalties beginning in 1999 and continuing for the life of the applicable patents and continuations thereof.

     - A patent covering the application of conductive adhesive bands for catheter electrodes. The license agreement provides for the Company to pay royalties of 1% of net sales of all products covered by the licensed technology until expiration of the licensed patent, with lifetime royalties limited to a maximum of $1,000,000.

     - Three patent applications were issued or allowed during 1998 for catheter products including the One-Piece catheter, a steerable catheter and combination pacing/sensing/cardioversion catheters.

     -    Three  patent  applications  in the  United  States  for new  catheter
          products,   manufacturing   methods   or   other   advanced   catheter
          technologies were filed in 1998.

     - The Company is in the process of preparing patent applications for seven new products or improvements to existing products.

During February 1997, the Company licensed certain technologies from EchoCath Inc. ("EchoCath") in order to attempt to develop products that allow visualization of the heart's anatomy and visualization of catheters inside the heart through the use of ultrasound imaging. The agreement called for the Company to make payments totaling $700,000, in four installments, as certain development milestones and initial sales are achieved. To the best of the Company's knowledge, as of March 19, 1999, none of the development milestones have been achieved and the deadlines for achieving certain of the milestones have expired. The Company cannot determine if any of the development milestones will be met. Terms of the license call for a royalty on net sales, including minimum royalties beginning in 1999 and continuing for the life of the applicable patents and continuations thereof. The Company also purchased 280,000 shares of newly issued 5.4% cumulative convertible preferred stock of EchoCath for $1,400,000 in cash. (See "Legal Proceedings.")

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

The Company's expenditures for research and development (which includes expenditures for clinical trials, regulatory affairs and engineering) totaled approximately $1,606,000 and $2,262,000 in the years ending December 31, 1998, and 1997, respectively. During 1998, the Company's principal research and development project involved the ALERT[REGISTERED TRADEMARK] System clinical trials. The Company also realized research and development expenses related to efforts to place a flexible metallic coating on its electrophysiology catheters, efforts to develop and obtain regulatory approval of its line of ultrasound guided products, hiring of additional in- house engineering and technical support personnel and increased development work on existing products, including the EP WorkMate and electrophysiology catheters. Additionally, other research and development efforts are ongoing to develop new products, enhance existing products and lower production costs.

During February 1997, the Company licensed certain technologies from EchoCath in order to attempt to develop products that allow visualization of the heart's anatomy and visualization of catheters inside the heart through the use of ultrasound imaging. The Company is engaged in ongoing development of a number of catheter based electrophysiology products and employs software engineers who are continuously involved in software development of new products or improvements to existing products. There can be no assurance that such development efforts will be successful or that if products are developed that regulatory approval to sell any such products will be obtained.

The Company expects that expenses related to the ALERT[REGISTERED TRADEMARK] System will be significant during 1999. The Company expects that research and development expenses will increase as it continues attempts to develop new products as well as ongoing improvements to existing products and other development projects that may arise.

Sales  and  Marketing
Domestic
Historically, the Company has relied on third party distributors for all of its sales activities. Following completion of its initial public offering, the Company began efforts to build a direct sales and marketing force to sell all of its products in the domestic market. This included the hiring of a National Sales Manager, a number of Regional Sales Managers, a Director of Marketing and several clinical engineers and administrative support personnel. Also, the Company terminated its relationships with all of its domestic distributors. The Company believes its domestic direct sales force has the potential to generate greater sales in the future than the Company had been experiencing through the use of independent distributors.

International

The Company utilizes distributors to sell its products overseas and is in the process of adding distributors in several countries not previously represented. In 1997, the Company formed an U.S. subsidiary, with a branch office based in the United Kingdom, to improve distributor relationships and to assist in the introduction of the ALERT[REGISTERED TRADEMARK] System for sale in Europe. The UK office is currently staffed with two Sales Managers, International Marketing Manager, clinical engineers and administrative employees. The Company expects to expend considerable resources and effort to support the sale of the ALERT[REGISTERED TRADEMARK] System in Europe. Examples of the types of expenditures are physician training and education, promotional material, sample products and increased direct sales expenses, among others. During July 1997, the Company initiated sales through a new Japanese distributor and has taken steps to improve its distribution network throughout the Asian markets.

No assurance can be given that the Company or its distributors can successfully introduce the ALERT[REGISTERED TRADEMARK] System or the Company's other products in Europe or elsewhere on terms acceptable to the Company, or at all. Future foreign sales will be subject to certain risks, including exchange rate fluctuations, local medical reimbursement issues, duties, tariffs and taxes, import restrictions and other regulations.

Manufacturing
Catheter Products

Substantially all of the Company's catheter products are manufactured at ProCath's facility located in Berlin, New Jersey. Each catheter is assembled and tested by the Company prior to sterilization. The Berlin facilities and quality assurance procedures are subject to Good Manufacturing Practices ("GMP") regulations promulgated by the FDA. Raw material vendors are required to submit certificates of compliance to the Company's specifications. In January 1997, Procath received ISO-9001 Quality System Certification of its manufacturing facility. ProCath has received Design Examination Certification from its European notified body to apply the CE Mark to the ALERT[REGISTERED TRADEMARK] product line and to its other catheter products, a necessity for the continued sales of the Company's products in the European Community. During 1998, ProCath expanded its catheter manufacturing facilities and has hired and trained additional personnel. ProCath has no experience in large-scale manufacturing and there can be no assurance that the Company will be successful in manufacturing products in significant volume. The Company believes that it has sufficient capacity to satisfy its catheter manufacturing needs for at least the next twelve months.

Hardware and Software Products
The Company assembles its computer systems (EP WorkMate and EP-3 Stimulator) at its Mount Arlington facility. The ALERT[REGISTERED TRADEMARK] Companion is assembled at ProCath. The Company's engineers generally develop software products. The Company relies on outside sources for the manufacture of critical components of the ALERT[REGISTERED TRADEMARK] Companion, EP WorkMate and EP-3 Stimulator. All custom components are manufactured in conformity with the Company's specifications and the manufacturers' facilities, activities and quality assurance procedures are subject to GMP regulations and ISO 9001 audits. Any interruption in the supply from these suppliers would have a material adverse effect on the Company's ability to deliver its products until acceptable arrangements can be made with a qualified alternative source of supply which, as a result, could have a material adverse effect on the Company's business, financial condition and results of operations. The Company also incorporates several off the shelf components in its systems. Examples of these items are computers, high-resolution monitors and laser printers that are typically available from more than one vendor. The parts are inspected and tested upon receipt as well as when the components are assembled into a complete system prior to shipment.

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

Upon receipt of a PMA application, the FDA makes a threshold determination as to whether the application is sufficiently complete to permit a substantive review. If the FDA determines that the PMA application is sufficiently complete, it will accept the application for filing. Otherwise, the FDA will request that the sponsor submit additional information within 180 days. Depending on the nature and amount of information requested by the FDA, the PMA review process may be substantially delayed by such a request. Once the submission is accepted for filing, the FDA begins a review of the PMA application. The Company believes that a FDA review of a PMA application generally takes between one and three years from the date the PMA application is accepted for filing but may take significantly longer. The review time is often significantly extended if the FDA requests more information or clarification of information already provided in the submission. During the review period, a FDA advisory committee, typically a panel of clinicians, will likely be convened to review and evaluate the application and provide recommendations to the FDA as to whether the PMA should be approved. In addition, the FDA will inspect the manufacturing facility where the unapproved product is to be made to ensure compliance with the FDA's GMP requirements prior to issuance of a PMA.

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

Modifications to a device that is the subject of an approved PMA, its labeling or manufacturing process may require approval by the FDA of PMA supplements or new PMAs. Supplements to a PMA often require the submission of the same type of information required for an initial PMA, except that the supplement is generally limited to that information needed to support the proposed change from the product covered by the original PMA. Although under the FDC Act, the FDA is required to complete its review of a PMA or PMA supplement within 180 days, the agency may take a significantly longer period of time to complete its review.

The Company received FDA approval to begin clinical trials for the ALERT[REGISTERED TRADEMARK] System under an IDE filing and has commenced human clinical trials of the ALERT[REGISTERED TRADEMARK] System at eleven centers in the United States. The Company intends to expand the trials to include additional leading atrial fibrillation research centers to obtain data needed to support its application. There can be no assurance that the clinical trials will demonstrate the safety and effectiveness of the ALERT[REGISTERED TRADEMARK] System, or that a subsequently filed application will be accepted by the FDA for filing or approved.

The PMA process can be expensive and a number of devices for which other companies have sought PMAs have never been approved for marketing. There can be no assurance that the Company will be able to obtain necessary regulatory approvals or clearances on a timely basis or at all. Delays in receipt of or failure to receive such approvals, the loss of previously received approvals, or failure to comply with existing or future regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

Following FDA clearance or approval of a device for commercial distribution, the primary form of government regulation of medical devices is the FDA's GMP regulations for medical devices. These regulations, administered by the FDA, set forth requirements to be observed in the design, manufacture, packaging, labeling and storage of medical products for human use, including implementation of a quality assurance program. These regulations require, among other things, that manufacturing is controlled by the use of written procedures and the ability to produce devices that meet specifications is validated by extensive testing. They also require inspection and testing of the products produced and investigation when devices fail to meet specifications. Failure to adhere to GMP requirements would cause the products produced to be considered in violation of the FFDCA and subject to enforcement action. The FDA monitors compliance with these requirements by requiring manufacturers to register their manufacturing facilities and list their products with the FDA. The Company is subject to routine inspection by the FDA for compliance with QSR, Design Control and GMP requirements, Medical Device Reporting regulations ("MDR") requirements, and other applicable regulations. The FDA last inspected ProCath during June 1998. The FDA last inspected EP MedSystems during October 1996. If an FDA inspector observes conditions that might be violative of GMP procedures, the manufacturer must correct those conditions or explain them satisfactorily, or face potential regulatory action that might include physical removal of the product from the market. The FDA has made changes to the GMP regulations, including quality systems and design control requirements, which will likely increase the cost of compliance with GMP requirements. Changes in existing requirements or adoption of new requirements could have a material adverse effect on the Company's business, financial condition, and results of operation. There can be no assurance that the Company will not incur significant costs to comply with laws and regulations in the future or that laws and regulations will not have a material adverse effect upon the Company's business, financial condition or results of operation. The FDA's MDR regulations also require that the Company provide information to the FDA on the occurrence of any deaths or serious injuries alleged to have been associated with the use of the Company's products, as well as on any product malfunction that would likely cause or contribute to a death or serious injury if the malfunction were to recur. FDA law and regulations also prohibit a device from being labeled or promoted for unapproved or uncleared indications. If the FDA believes that a company is not in compliance with any of these regulations, it can institute proceedings to detain or seize products, issue a recall, seek injunctive relief or assess civil and criminal penalties against such a company. Failure on the part of the Company or by its suppliers of critical components to comply with GMP could have a material adverse effect on the Company's business, financial condition and results of operations.

In summary, the process of obtaining and maintaining required regulatory approvals can be expensive, uncertain, and lengthy, and there can be no assurance that the Company will ever obtain such approvals and that if such approvals are obtained, there can be no assurance that the Company will be able to maintain the approvals. In addition, there can be no assurance that the FDA will act favorably or quickly on any of the Company's submissions to the FDA and significant difficulties and costs may be encountered by the Company in its efforts to obtain FDA clearance that could delay or preclude the Company from selling its products in the United States. Furthermore, there can be no assurance that the FDA will not request additional data or require that the Company conduct further clinical studies, causing the Company to incur substantial cost and delay. In addition, there can be no assurance that the FDA will not impose strict labeling requirements, onerous operator training requirements or other requirements as a condition of its PMA approval, any of which could limit the Company's ability to market its systems. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission ("FTC"). FDA enforcement policy strictly prohibits the marketing of FDA cleared or approved medical devices for unapproved uses. Further, if a company wishes to modify a product after FDA approval of a PMA, including changes in indications or other modifications that could affect safety or efficacy, additional clearances or approvals will be required from the FDA. Failure to receive or delays in receipt of FDA clearances or approvals, including the need for additional clinical trials or data as a prerequisite to clearance or approval, or any FDA conditions that limit the ability of the Company to market its systems, could have a material adverse effect on the Company's business, financial condition and results of operations.

International
In order for the Company to market its products in Europe and certain other foreign jurisdictions, the Company must obtain required regulatory approvals and clearances and otherwise comply with extensive regulations regarding safety and manufacturing processes and quality. These regulations, including the requirements for approvals or clearance to market and the time required for regulatory review, vary from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval and the requirements may differ. Many foreign countries generally permit studies involving humans for medical devices earlier in the product development cycle than is permitted by regulation in the U.S. Other countries, such as Japan, have standards similar to those of the FDA. There can be no assurance that the Company will obtain regulatory approvals in such countries or that it will not be required to incur significant costs in obtaining or maintaining its foreign regulatory approvals. Delays in the receipt of approvals to market the Company's products or failure to maintain these approvals could have a material adverse impact on the Company's business, financial condition or results of operations.

Foreign countries also often have extensive regulations regarding safety, manufacturing processes and quality that differ from those in the United States and must be met in order to continue sale of a product within the country. The European Economic Community has instituted the requirement that all medical products sold into the European Union, comply with the Medical Device Directive (the "MDD"). The MDD requires that all such products be labeled with the CE Mark. The Company has received Class III Design Examination Certification from its notified body to label its products, including the ALERT[REGISTERED TRADEMARK] System, with the CE Mark. This designation allowed the Company to initiate sales of the ALERT[REGISTERED TRADEMARK] System in countries that are members of the European Union and the European Free Trade Association. There can be no assurance that the Company will be successful in maintaining its CE Mark certification.

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

Competition
The medical device market, particularly in the area of cardiac electrophysiology products, is highly competitive. Many of the Company's competitors have access to significantly greater financial and other resources than the Company. Further, the medical device market is characterized by rapid product development and technological change. The present or future products of the Company could be rendered obsolete or uneconomic by technological advances by one or more of the Company's present or future competitors or by other therapies. The Company's future success will depend upon its ability to remain competitive with other developers of such medical devices and therapies. The Company believes that its existing products compete primarily on the basis of features, effectiveness, quality, ease and convenience of use, customer service and cost effectiveness.

The Company's primary competitors in the production of catheters and disposable accessories are C.R. Bard Inc., EP Technologies, Inc. (a subsidiary of Boston Scientific Corporation), Medtronic, Inc., Cordis Webster Laboratories, Inc. (a subsidiary of Johnson & Johnson, Inc.) and Daig Corporation (a subsidiary of St. Jude Medical, Inc.). In the computerized EP workstation and EP stimulator market, the Company's main competitors are Prucka Engineering, Inc., C.R. Bard Inc. and Fischer Imaging. Other companies vying for market share in the cardiac electrophysiology field include Marquette Electronics and Siemens Medical Systems.

Many of the Company's competitors have substantially greater financial and other resources, larger research and development staffs, and more experience and capabilities in conducting research and development, testing products in clinical trials and manufacturing, marketing and distributing products than the Company. Competitors may develop new technologies and bring products to market in the U.S. before the Company introduces its new products and may introduce products that are more effective than its new products. In addition, competitive products may be manufactured and marketed more successfully than the Company's products. The Company's business will depend upon its ability to remain competitive with other developers of such medical devices and therapies.

Third-Party Reimbursement
In the U.S., the Company's products are marketed to medical institutions and physicians that then bill various third party payors, such as government programs, principally Medicare and Medicaid, and private insurance plans, for the healthcare services provided to their patients. Third party payers are increasingly challenging the prices charged for medical products and services, and substantial uncertainty exists as to third party reimbursement for investigational and newly approved products. Government agencies, private insurers and other payors generally reimburse hospitals for medical treatment at a fixed rate per patient or based on the procedures performed. The fixed rate reimbursement is unrelated to the specific devices used in treatment. If a procedure is not covered, payors may deny reimbursement. In addition, some payors may deny reimbursement if they determine that the device used in the treatment was unnecessary, inappropriate or not cost-effective, or if it was experimental or was used for a non-approved indication, even if it has FDA approval. Because the amount of the reimbursement is fixed, to the extent a physician uses more expensive devices, the amount of potential profit relating to the procedure is reduced. Accordingly, hospitals must determine that the clinical benefits of more expensive equipment justify the additional cost. The U.S. Health Care Financing Administration has entered into an interagency agreement with the FDA pursuant to which the FDA will place all devices with approved IDEs into one of two categories, "Category A" or "Category B." Category A devices are innovative devices that are believed to be in Class III (the class of medical devices subject to the most stringent FDA review) and are of a type as to which initial questions of safety and effectiveness have not been resolved and the FDA is unsure whether the device type can be safe and effective. They will not be eligible for Medicare reimbursement. Category B devices include Class III devices of a type as to which underlying questions of safety and effectiveness have been resolved or that is known to be capable of being safe and effective because other devices of that type have been approved. Category B devices will be eligible for Medicare reimbursement if the devices are furnished in accordance with the FDA approved protocols governing clinical trials and all other Medicare coverage requirements are met. The Company believes the ALERT[REGISTERED TRADEMARK] System may be a Class III device. There can be no assurance that the ALERT[REGISTERED TRADEMARK] System will be placed in Category B and thus eligible for Medicare reimbursement during clinical trials. There can be no assurance that reimbursement will be or remain available for the Company's products or for the ALERT[REGISTERED TRADEMARK] System if it is approved, or even if reimbursement is available, that payors' reimbursement policies will not adversely affect the Company's ability to sell its products on a profitable basis.

Product Liability and Insurance
The manufacture and sale of the Company's products involves the risk of product liability claims. The Company's products are highly complex and some are, or will be, used in relatively new medical procedures and in situations where there is a potential risk of serious injury, adverse side effects or death. Misuse or reuse of catheters may increase the risk of product liability claims. The Company currently maintains product liability insurance with coverage limits of $5,000,000 per occurrence and $5,000,000 in the aggregate per year; however, there can be no assurance that this coverage will be adequate. Such insurance is expensive and may not be available in the future on acceptable terms, if at all. A successful claim against or settlement by the Company in excess of its insurance coverage or the Company's inability to maintain insurance in the future could have a material adverse effect on the Company's business, results of operations and financial condition.

Employees
As of March 19, 1999, the Company had 75 full-time employees, of whom 30 are dedicated to manufacturing and quality assurance, 11 are engaged in management and administration, 20 are engaged in sales and marketing and 14 are engaged in research and development and technical service. The Company believes its employee relations are satisfactory.

Item 2. Description of Property

The Company currently leases approximately 7,800 square feet of office and manufacturing space located in Mount Arlington, New Jersey through October 2002. The Mount Arlington facility contains administrative, engineering, sales and marketing and assembly operations and warehousing for certain of the Company's hardware products. ProCath owns approximately 15,000 square feet of space in Berlin, New Jersey. The Berlin facility contains catheter manufacturing operations, administration, engineering and catheter research and development and warehouse space. EP MedSystems UK leases 945 square feet of office and storage space in London, England through January 2000. The Company believes that its facilities are sufficient to meet its expected needs for at least the next twelve months.

Item 3. Legal Proceedings
EchoCath
During October 1997, the Company filed a lawsuit against EchoCath in the United States District Court for the District of New Jersey alleging, among other things, that EchoCath made fraudulent misrepresentations and omissions in connection with the prior sale of $1,400,000 of its preferred stock to the Company.

EchoCath filed an answer to the complaint, denying the allegations and asserting a counterclaim against the Company seeking its costs and expenses in the action. EchoCath also filed a motion to dismiss the complaint. In December 1997, EP MedSystems filed an amended complaint and EchoCath filed an answer thereto again denying the allegations and asserting a counterclaim seeking reimbursement of its costs and expenses in the action. EchoCath also filed a motion to dismiss the amended complaint. During October 1998, the complaint was dismissed by the District Court. The Company is considering an appeal of the decision. The Company believes that EchoCath's counterclaim and request for reimbursement of its costs and expenses is without merit. As a result, the Company has not accrued for such costs and expenses at December 31, 1998. In the opinion of management, the ultimate resolution of the counterclaim will not have a material adverse impact of the Company's financial condition or results of operations. The Company cannot determine the outcome of the EchoCath litigation at this time.

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

                                                                          Broker
                                   For       Against        Abstain    Non-votes

     For the amendment to the
     Certificate                 6,898,493      0            6,200     1,706,783

(2) To elect four (4) directors to the Board of Directors as follows: (a) two directors to serve a three year term, one director to serve a two year term and one director to serve a one year term, and until their respective successors shall be duly elected and qualified;

     For the election of Directors      For       Withheld       Abstain
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

(3) To ratify the selection of PricewaterhouseCoopers LLP, independent public accountants, as auditors for the Company for the fiscal year ending December 31, 1998:

                                          For         Against      Abstain
     For the ratification of auditors   8,605,476        0          6,000


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

     For the year ended
     December 31, 1998             High                Low
     ----------------------        ----                ---
     First quarter                 $2.25               $1.75
     Second quarter                $3.38               $1.31
     Third quarter                 $4.13               $2.25
     Fourth quarter                $3.88               $3.19


     For the year ended
     December 31, 1997             High                Low
     -----------------------       ----                ---
     First quarter                 $5.00               $3.00
     Second quarter                $4.50               $2.75
     Third quarter                 $3.50               $2.63
     Fourth quarter                $2.88               $0.94


As of March 19, 1999, there were approximately 73 registered holders of record of the Company's Common Stock. This number excludes individual stockholders holding stock under nominee security position listings. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders, but it believes that the amount is in excess of 400.

Dividend Policy
The Company has not paid any dividends on its Common Stock and does not expect to pay any such dividends in the foreseeable future. The payment of dividends, if any, in the future will be within the discretion of the Board of Directors and will depend upon the Company's earnings, if any, its capital requirements and financial condition and other relevant factors.

Recent Sales of Unregistered Securities

On April 9, 1998, the Company issued and sold 2,250,000 shares of its common stock to six institutional investors (the "Investors") at a price of $2.25 per share. The gross proceeds of the offering were $5,062,500 before deducting offering expenses of approximately $401,000. The Company intends to use the net proceeds from the sale of these shares for working capital purposes. The Company granted the Investors certain registration rights with respect to these shares pursuant to a Registration Rights Agreement. The Company filed a shelf registration statement on Form S-3 covering all of these shares. During July 1998, the Securities and Exchange Commission declared the registration statement effective.

Item 6. Management's Discussion and Analysis or Plan of Operation

The following Management's Discussion and Analysis or Plan of Operation contains forward looking statements based upon current expectations that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors, that include, but are not limited to, the risks discussed in the following section as well as those discussed in the section entitled "Factors That May Impact Future Operations." These forward looking statements include, but are not limited to, the statement in the second paragraph of "Overview" relating to clinical trials, anticipated filing and approval time periods for

FDA market clearance and approval for sale of the ALERT[REGISTERED TRADEMARK] System; the statements in the third paragraph of "Overview" relating to approval of the Company's ultrasound products and their role in the diagnosis and treatment of cardiac arrhythmias; the statements in the fourth paragraph of "Overview" related to the Company's anticipated results of operations, capital requirements, development efforts of new products and the filing of additional patents; the statements in the fifth paragraph of "Overview" related to milestones for 1999 and beyond; the forward looking statements contained in the second, third, fifth, sixth, seventh, eighth and tenth paragraphs under the discussion of the "Results of Operations" for the "Year Ended December 31, 1998 compared to the Year Ended December 31, 1997"; the forward looking statements in the second, fourth, sixth and last paragraph of "Liquidity and Capital Resources;" and the section titled "Year 2000 Issues."

The Company cautions investors and others to review the cautionary statements set forth in this report on Form 10-KSB and in the Company's other reports filed with the Securities and Exchange Commission and cautions that other factors may prove to be important in affecting the Company's business and results of operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to publicly release the results of any revisions to these forward looking statements that may be made to reflect events or circumstances after the date of this report on Form 10-KSB or to reflect the occurrence of anticipated events.

OVERVIEW

The Company was formed in January 1993 and operates in a single segment. The Company develops manufactures, markets and sells a line of products for the cardiac electrophysiology market used to diagnose, monitor and treat irregular heartbeats known as arrhythmias. Since inception, the Company has acquired technology and marketing rights, has developed new products and has begun marketing various electrophysiology products, including the EP WorkMate electrophysiology workstation, the EP-3 Stimulator, diagnostic electrophysiology catheters, internal cardioversion catheters and related disposable supplies. To date, these products have generated nearly all of the Company's sales.

The Company has developed a new product for internal cardioversion of atrial fibrillation known as the ALERT[REGISTERED TRADEMARK] System, which uses a proprietary electrode catheter to deliver measured, variable, low energy electrical impulses directly to the inside of the heart in order to convert atrial fibrillation to a normal heart rhythm. The ALERT[REGISTERED TRADEMARK] System is not approved for sale in the United States, but is currently undergoing clinical trials. At the earliest, the Company does not anticipate completing the clinical trial for at least several months. Approval to sell the ALERT[REGISTERED TRADEMARK] System in the United States may take up to one year or more, if approved at all. The Company has received approval from its notified body to label the ALERT[REGISTERED TRADEMARK] System with a CE Mark. This designation allowed the Company to initiate sales of the ALERT[REGISTERED TRADEMARK] System in the European Community.

During July 1998, the Company filed for 510(k) approval with the FDA for marketing clearance for its ViewMate[TRADEMARK] ultrasound imaging console and

U-View[TRADEMARK] deflectable intracardiac imaging catheter. These products are designed to improve a physician's ability to visualize inside the chambers of the heart, including the internal anatomy of the heart. The Company believes that the ViewMate[TRADEMARK] and U-View[TRADEMARK] may play an important role as new and effective treatment options are developed for the treatment of complex cardiac arrhythmias, including ventricular tachyarrhythmia and atrial fibrillation. The Company's ultrasound products are not approved for sale and the Company does not anticipate receiving approval to sell the ViewMate[TRADEMARK] or U-View[TRADEMARK] for at least several months, if approved at all.

The Company expects to continue to incur operating losses in the near future as it will continue to expend substantial funds for research and development, clinical trials in support of regulatory approvals, increased manufacturing activity and expansion of sales and marketing activities. The amount and timing of future losses will be dependent upon, among other things, increased sales of the Company's existing products, the results of clinical trials, regulatory approval and market acceptance of the ALERT[REGISTERED TRADEMARK] System and ultrasound products and developmental, regulatory and market success of new products under development as well as the Company's ability to establish, preserve and enforce intellectual property rights to its products. To date, the Company's products have generated limited sales and the Company has an accumulated deficit of approximately $14,400,000 at December 31, 1998.

The Company has set a number of goals for 1999 and beyond, including continued expansion of its sales and marketing efforts aimed at achieving increased sales of existing products, completion of the ALERT[REGISTERED TRADEMARK] clinical trial, increased market acceptance of the ALERT[REGISTERED TRADEMARK] System in Europe, introduction of the ultrasound product line, increased manufacturing efficiency and lower production costs, regulatory approval and introduction of several new catheter products, improvements to existing products and ongoing research and development activities. The Company believes that attainment of these goals is important to achieving the Company's long term objectives.

During 1998, the Company achieved a number of significant milestones, including:

     - Achievement of an 86% increase in sales, largely due to continued market acceptance of the Company's computerized electrophysiology products;

     - Receiving ISO 9001 Certification and approval to label its products with the CE Mark, permitting the introduction of the ALERT[REGISTERED TRADEMARK] System in Europe.

     - Expanding its clean room and manufacturing operations, including the hiring and training of additional personnel in order to increase its manufacturing capacity to support the introduction of the ALERT[REGISTERED TRADEMARK] product line.

     -    Commencing clinical trials at eleven leading research hospitals in the
          United  States  for  the   ALERT[REGISTERED   TRADEMARK]   System  and
          concluding the clinical trials during 1999.

     - Sales growth in Europe through introduction of the ALERT[REGISTERED TRADEMARK] System and partnership with several new international distributors.

     - The Company continued development efforts for a number of new products, including its ultrasound product line, a number of new catheter products and improvements to existing products, including upgrades to the EP WorkMate . The Company now owns or licenses 15 issued patents, 2 allowed, and has 10 patent applications on file. The Company is in the process of preparing patent applications for 7 new products or improvements to existing products.

Results of Operations
Year Ended December 31, 1998 Compared to Year Ended December 31, 1997
Revenue increased $3,447,000 (or 86%) to $7,460,000 in the year ended December 31, 1998 as compared to 1997. The increase in sales in 1998 resulted primarily from increased sales of the EP WorkMate . The Company believes that the EP WorkMate is the most technologically advanced and easy to use electrophysiology workstation on the market. The Company also realized increased sales of certain of its catheter products during the period. During 1997, the Company recorded revenue from a research support grant that is not likely to be recurring in future periods.

The level of sales for fiscal 1999 will continue to depend materially on sales of the EP WorkMate and diagnostic catheters and the ability of the Company's direct sales force and network of international independent distributors to effectively market and sell the Company's existing products. The ALERT[REGISTERED TRADEMARK] System is currently undergoing clinical trials and is not approved for sale in the United States. The ALERT[REGISTERED TRADEMARK] System has been introduced for sale in Europe. However, the Company cannot accurately determine the sales level of the ALERT[REGISTERED TRADEMARK] System for 1999 at this time nor when it will be available in the United States. The Company expects the ALERT[REGISTERED TRADEMARK] System to contribute a greater proportion of sales in 1999 and beyond.

Cost of products sold increased $1,536,000 (or 70%) to $3,721,000 due to increased sales in the year ended December 31, 1998 as compared to 1997. Gross profit on sales for the year ended December 31, 1998 was $3,739,000(or 50% as a percentage of sales), as compared to $1,464,000 (or 40% as a percentage of sales) for 1997. The Company realized an increase in gross profit on sales of existing products during 1998 primarily due to increased sales of the EP WorkMate , which currently yields a higher gross margin than certain of the Company's other products. The Company hopes to improve its overall gross profit percentage as sales of the ALERT[REGISTERED TRADEMARK] System and other catheter products increase, which may offset the fixed costs, associated with maintaining a catheter manufacturing operation.

Sales and marketing expenses increased $864,000 (or 29%) to $3,800,000 and decreased as a percentage of total sales from 73% to 51% in the year ended December 31, 1998 as compared to 1997. The dollar increase during 1998 was due to continued expansion of the domestic sales force and international distribution network. The Company's domestic direct sales force currently includes ten domestic sales and marketing professionals as well as a team of domestic field clinical engineers and administrative support personnel. The Company has expended substantial funds in an effort to improve its network of international independent distributors and has added distributors in several territories not previously covered. The international distribution network is currently supported by a team of direct international sales and marketing professionals, international field clinical engineers and administrative support personnel. The Company incurs significant expenses for travel, trade show related expenses, product promotion and physician educational materials in support of its sales efforts.

The Company expects to incur substantial additional sales and marketing expenses as a result of the introduction of the ALERT[REGISTERED TRADEMARK] System for sale outside of the United States and, if the clinical trials progress according to expectations, for the eventual introduction of the ALERT[REGISTERED
TRADEMARK] System for sale in the United States. Examples of the types of expenditures would be costs associated with attending trade shows, physician training and education, promotional material, sample products and expansion of the sales force.

While sales and marketing expenses for fiscal 1999 are expected to increase, it is anticipated that these expenses may continue to decline as a percentage of sales in the event that incremental sales are generated. It is likely that the Company will incur additional losses as a result of the increased fixed costs associated with its sales efforts until incremental sales are generated. The Company cannot determine when or if that level of sales will be achieved.

General and administrative expenses decreased $166,000 (or 9%) to $1,656,000 and decreased as a percentage of total sales from 45% to 22% in the year ended December 31, 1998 as compared to 1997. The decrease during 1998 was primarily due to an increased focus on cost improvements and increased efficiencies. The Company expects general and administrative expenses to increase in future periods due to anticipated future growth. It is anticipated that these expenses may continue to decline as a percentage of sales as incremental sales are generated. The Company cannot determine when or if such incremental sales will be achieved.

Research and development expenses decreased $656,000 (or 29%) to $1,606,000 for the year ended December 31, 1998 as compared to 1997. Research and development during the year ended December 31, 1997 included significant expenses incurred in connection with the development and preparation for manufacturing of the ALERT[REGISTERED TRADEMARK] System which were not recurring during the corresponding period in 1998. During the year ended December 31, 1998, the Company incurred research and development expenses in connection with ongoing development efforts on existing products, including the EP WorkMate , costs associated with the clinical trials for the ALERT[REGISTERED TRADEMARK] System, development costs and costs of preparing regulatory submissions for the new ultrasound imaging product line and costs associated with several new products under development. The Company expects that research and development expenses are likely to increase in future periods, in part due to ongoing expenses related to the ALERT[REGISTERED TRADEMARK] System clinical trials, new product development activities and regulatory applications aimed at gaining approval to sell other new products.

The results of operations for the year ended December 31, 1998 included a $1,400,000 write- down of the Company's investment in 280,000 shares of EchoCath, Inc. preferred stock.

Interest expense was $3,410 during the year ended December 31, 1998. In March of 1999, the Company finalized a $2,000,000 revolving line of credit and a $500,000 term loan with a bank.

Therefore, the Company may incur additional interest expense during 1999.

Interest income decreased 35% to $215,000 during the year ended December 31, 1998 as compared to 1997. This decrease was due to the utilization of the cash in the operation of the business.

The net loss for the year ended December 31, 1998 was $4,511,000 as compared to a net loss of $4,864,000 during the comparable period in 1997. The basic and diluted loss per share for the year ended December 31, 1998 was $0.49 per share as compared to a basic and diluted loss per share of $0.64 in 1997.

Liquidity and Capital Resources
Since inception, the Company's expenses have exceeded its sales, resulting in an accumulated deficit of approximately $14,400,000 at December 31, 1998. On June 21, 1996, the Company completed its initial public offering of 2,500,000 shares of common stock at a purchase price of $5.50 per share, for aggregate net proceeds of approximately $11,786,000 after deducting offering expenses. On April 9, 1998, the Company sold and issued 2,250,000 shares of its common stock to six institutional investors at a price of $2.25 per share. The gross proceeds of the offering were $5,062,500, before deducting offering expenses of approximately $401,000. The Company intends to use the net proceeds from the sale of the shares for working capital purposes.

The Company entered into two financing arrangements in March of 1999 with a bank: a $2,000,000 revolving line of credit and a $500,000 term loan. Management believes that its current liquidity position will be sufficient to meet the needs of the Company until at least December 31, 1999. In the event that it cannot generate additional capital funds during 1999, the Company believes that it can reduce non-core related expenditures, which will allow it to continue in its operations.

Net cash used in operating activities for the year ended December 31, 1998 was $4,207,000 as compared to $5,266,000 for the year ended December 31, 1997. The net use of cash in operations during 1998 was due primarily to the Company's $4,511,000 net loss from operations. Accounts receivable, net, increased by $1,085,000 and inventories increased by $288,000 in 1998 due to increased sales activity. Accounts payable increased by $102,000 to $773,000 due to increased operations. Accrued expenses payable decreased by $262,000 to $589,000. Amounts payable to related parties increased by $61,000 to $189,000 due to increased product purchases near year-end. Payments to related parties are made on terms similar to those of other suppliers.

Capital expenditures, net of disposals, were $308,000 during 1998 as compared to $722,000 in 1997. During February 1997, the Company purchased 7,500 square feet of manufacturing, administrative and warehouse space, including 2,500 square feet of space that was leased by ProCath, for a purchase price of approximately $417,000, including transaction costs and improvements to prepare the space for its intended use. The purchase provided for expansion of the existing manufacturing operations, additional warehousing, shipping and quality assurance activities and relocation of ProCath's administrative offices. During 1997, the

Company   purchased  two  new   exhibition   booths  for  use  at  domestic  and
international industry trade shows.

During February 1999, the Company purchased an additional 7,500 square feet of manufacturing and warehouse space at ProCath for a purchase price of approximately $400,000. Costs to prepare the space for intended use are estimated to be $100,000. This purchase was financed via a $500,000 term loan executedsubsequent to Decemaber 31,1998. As of the date of this Report on Form 10-KSB, the Company does not have any other material commitments for capital expenditures. However, the Company expects to purchase capital equipment and to expand its manufacturing and assembly capabilities as it continues to grow. The Company leases office and manufacturing space and certain office equipment under operating leases. The aggregate commitment for minimum rentals under these leases is approximately $107,000 for 1999.

During February 1997, the Company licensed the rights to several ultrasound technologies from EchoCath, for use in the field of electrophysiology. The agreement with EchoCath calls for the Company to make payments totaling up to a maximum of $700,000, in four installments, as certain development milestones and initial sales are achieved on the EchoMark and EchoEye technologies. One of the milestones calls for a $400,000 payment payable upon the completion of a development program for the EchoEye. This milestone was only payable in the event that the development was completed by September 30, 1998. To the best of the Company's knowledge, the milestone was not achieved and no milestone payments are accrued or payable to EchoCath as of December 31, 1998.

The EchoCath license also provides for a royalty on net sales, including minimum royalties of $120,000 beginning in 1999 and increasing to $400,000 in 2005 and thereafter for the life of the applicable patents and continuations. The Company may elect not to make minimum royalty payments and, in such case, EchoCath has the option to render the license non- exclusive or cancel the license and return any milestone payments to the Company. The Company may also elect to apply any accrued and unpaid dividends earned on its investment in EchoCath preferred stock against minimum royalties.

In conjunction with the license agreement, the Company purchased 280,000 shares of newly issued EchoCath Series B Cumulative Convertible Preferred Stock for $1,400,000 in cash. The Company's $1,400,000 investment was intended to fund continuing development of EchoCath products, including the EchoMark and EchoEye technology. Upon successful completion of its development projects, the Company may introduce ultrasound technology into its electrophysiology catheter line although there can be no assurance that the Company will be successful in this effort. (See "Legal Proceedings").

On June 1, 1998, four non-employee holders of non-plan stock options exercised their options to purchase 22,500 shares common stock of the Company at a price of $1.33 per share.

The Company expects its operating losses to continue in the near future as it will continue to expend substantial funds for research and development, clinical trials in support of regulatory approvals, increased manufacturing capacity and expansion of sales and marketing activities. The amount and timing of future losses will be dependent upon, among other things, increased sales of the Company's existing products, clinical approval and market acceptance of the ALERT[REGISTERED TRADEMARK] System and developmental, regulatory and market success of new products under development. There can be no assurance that any of the Company's development projects will be successful or that if development is successful, that the products will generate any sales. Based upon its current plans and projections, the Company believes that its existing capital resources will be sufficient to meet its anticipated capital needs for at least the next twelve months.

Year 2000 Readiness
The Year 2000 issue is the result of computer programs having been written using two digits, rather than four, to define the applicable year. Software programs and hardware that have date- sensitive software or embedded chips may recognize a date using "00" as the year 1900, rather than the year 2000. This could result in a major system failure or miscalculations causing disruptions to various activities and operations.

The Year 2000 issue could affect computers, software and other equipment used, operated or maintained by the Company. The Company has substantially completed a review of its internal computer programs and systems to ensure that the programs and systems will be Year 2000 compliant. The Company presently believes that, based on current plans and efforts to date, its internal programs and systems will be Year 2000 compliant in a timely manner.

The Year 2000 issue can also affect products sold by the Company, particularly the EP WorkMate and ALERT Companion. The Company has performed a detailed assessment of its products and, as a result of this review, believes that it has substantially identified and resolved all potential Year 2000 issues with these products. However, the Company also believes that it is not possible to determine with complete certainty that all Year 2000 issues affecting the Company's products have been identified or corrected due to the complexity of these products and the fact that these products interact with other third party products or operate on computer systems which are not under the Company's control.

The Company believes that its greatest Year 2000 risk for disruption to its business is the potential noncompliance of third parties. In this regard, the Company has initiated communications with its vendors, major customers, service providers and banks in order to determine the extent to which the Company's business is vulnerable to the third parties' failure to make their systems Year 2000 compliant. Since the Company has no control over the actions of these third parties, there can be no assurance that these third parties will resolve any or all Year 2000 issues. Any failure of these third parties to resolve Year 2000 issues in a timely manner could have a material adverse effect on the Company's financial condition and results of operations.

The Company currently does not have a contingency plan in the event that a particular system, including the systems of material third parties, are not Year 2000 compliant. Such a plan will be developed if it becomes clear that the Company is not going to achieve its scheduled compliance objectives. Although no assurance can be given that there will be no interruption of operations as a result of the Year 2000 issue, the Company believes (an assuming that third parties with whom the Company has material business relationships successfully remediate their own Year 2000 issues) that it has reasonably assessed all of its systems in order to ensure that the Company will not suffer any material adverse effect from the Year 2000 issue. Though the Company has used and will continue to use internal resources to resolve its Year 2000 issues, the Company may retain third party consultants to assist in this regard.

Costs specifically associated with Year 2000 compliance are expensed as incurred. To date, the Company has not spent a material amount on this project. The Company does not expect the total costs relating to Year 2000 compliance to have a material effect on the Company's results of operations or financial condition. However, the total costs that the Company will incur in connection with the Year 2000 issue will be influenced by (i) its ability to successfully identify Year 2000 issues, (ii) the nature and amount of programming required to remediate the issues, (iii) the related labor and/or consulting costs for such remediation and (iv) the ability of third parties with whom the Company has business relationships to successfully address their own Year 2000 concerns. These and other unforseen factors could have a material adverse effect on the Company's results of operations or financial condition.

The discussion of the Company's efforts, and management's expectations, relating to Year 2000 compliance are forward looking statements and, as such, are subject to uncertainties. The Company's ability to achieve Year 2000 compliance and the level of incremental costs associated therewith could be adversely impacted by unanticipated Year 2000 issues. For example, if the Company is unsuccessful in identifying or remediating all Year 2000 issues in its operations, or if the Company is affected by the inability of suppliers or major customers to continue operations due to Year 2000 issues, the Company's results of operations or financial condition could be materially impacted.

Recent Issued Accounting Standards
Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS No. 133) will be effective for the Company in the first quarter of fiscal 2000 and establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It is expected that the adoption of FAS No. 133 will not have a material effect on the Company's financial statements.

Impact of Introduction of Single European Currency (Euro)
On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency (Euro). The transition period for the introduction of the Euro is between January 1, 1999 and January 1, 2002. The Company is presently identifying and ensuring that all Euro conversion compliance issues are addressed. Although the Company cannot predict the overall impact of the Euro conversion at this time, the Company does not expect that the Euro conversion will have a material adverse effect on its consolidated results of operations.

Issuance of Preferred Stock Could Delay or Prevent Corporate  Takeover
The Board of Directors has the authority to issue up to 5,000,000 shares of undesignated Preferred Stock and to determine the rights, preferences, privileges and restrictions of such shares without any further vote or action by the stockholders. The issuance of Preferred Stock under certain circumstances could have the effect of delaying or preventing a change in control of the Company or otherwise adversely affecting the rights of the holders of Common Stock.

Factors That May Impact Future Operations

History of Losses; Future of Profitability Uncertain
The Company commenced operations in 1993 and has incurred substantial operating losses in each year since inception. As of December 31, 1998, the Company's accumulated deficit was approximately $14.4 million. While the Company is generating product sales, the Company anticipates that losses could continue. The Company's ability to generate significant sales or achieve profitable operations is dependent on, in large part, its ability to raise sufficient funds to meet its future cash requirements; the results of the ALERT[REGISTERED TRADEMARK] clinical trials; market acceptance of existing products, including the EP WorkMate and the ALERT[REGISTERED TRADEMARK] System; the ability of the Company to increase its catheter manufacturing capabilities, improve efficiency, control manufacturing costs and ensure the timely delivery of its products; the successful development of new products; the ability to obtain regulatory approvals and reimbursement of new products on a timely basis; the ability to compete successfully in the future with companies which have greater resources than the Company; and the ability to establish, preserve and enforce intellectual property rights. There can be no assurance that the Company will generate significant sales or attain profitability. See "Management's Discussion and Analysis or Plan of Operation," "Business - The ALERT[REGISTERED TRADEMARK] System," "- Research and Development," "- Manufacturing" and "- Government Regulation."

Need to Raise  Additional  Capital
Based upon its current plans and projections, the Company believes that its existing capital resources will be sufficient to meet its anticipated capital needs for the next twelve months. The Company recently entered into a $2,000,000 revolving credit facility and $500,000 term loan to help achieve its long-term objectives. The inability of the Company to raise capital when needed could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis or Plan of Operation."

Dependence on the ALERT[REGISTERED TRADEMARK] System
Although the Company currently markets a broad range of products, it believes its greatest potential for substantial long-term growth will depend on the success of the ALERT[REGISTERED TRADEMARK] System, a new product the Company has developed to treat atrial fibrillation. The ALERT[REGISTERED TRADEMARK] System has not been approved by the FDA and is not currently available for commercial sale in the United States. Before the Company may begin marketing the ALERT[REGISTERED TRADEMARK] System in the U.S., it must obtain FDA approval based on, among other things, the results of clinical trials that demonstrate the safety and effectiveness of the device. These can be no assurance that the clinical trials will demonstrate the safety and effectiveness of the ALERT[REGISTERED TRADEMARK] System, or that the Company will obtain FDA approval on a timely basis or at all. Further, if granted, FDA approval may include significant limitations on the indicated uses for which the product may be labeled or marketed. Assuming the ALERT[REGISTERED TRADEMARK] System receives FDA approval, commercial success will depend on acceptance by physicians as a desirable treatment for atrial fibrillation. Such acceptance will depend on, among other things, substantial, favorable clinical experience, advantages over alternative treatments, including cost effectiveness, and favorable reimbursement policies of third party payors such as insurance companies, Medicare and other governmental programs. There can be no assurance that the ALERT[REGISTERED TRADEMARK] System will achieve such market acceptance. The Company's ability to sell the ALERT[REGISTERED TRADEMARK] System at prices necessary to achieve profits and the profitability of the system will depend in part on the Company's ability to manufacture the system efficiently in commercial quantities. At this time, the Company has only manufactured the components of the ALERT[REGISTERED TRADEMARK] System in limited quantities. There can be no assurance that the Company will be able to develop the manufacturing processes and capabilities necessary to attain efficient manufacturing. The Company will also be dependent on sub-contractors for certain key components of the ALERT[REGISTERED TRADEMARK] Companion. Failure to obtain FDA approval for, market acceptance of, efficient manufacturing processes and/or reliable sub-contractors for the ALERT[REGISTERED TRADEMARK] System would have a material adverse effect on the Company's business, results of operations and financial condition. See "Business - The ALERT[REGISTERED TRADEMARK] System," "-Sales and Marketing," and "- Government Regulation."

ALERT[REGISTERED TRADEMARK]  Clinical Trials
The Company has commenced human clinical trials of the ALERT[REGISTERED TRADEMARK] System at eleven hospitals in the United States, including Duke
University Medical Center; the Medical Center of the University of Alabama at Birmingham; Indiana University; and University of California at San Francisco. Clinical data is needed in order to demonstrate the safety and efficacy of the ALERT[REGISTERED TRADEMARK] System under applicable FDA regulatory guidelines. The Company anticipates that the ALERT[REGISTERED TRADEMARK] System clinical trials will be completed during calendar year 1999. At the conclusion of the clinical trials, the Company plans to file its final PMA module for FDA approval to market the ALERT[REGISTERED TRADEMARK] System in the United States. The Company submitted the second of five modules in its PMA submission agreement with FDA. Receipt of FDA approval to sell the ALERT[REGISTERED TRADEMARK] System in the United States may take several years, if it is received at all.

There can be no assurance that the ALERT[REGISTERED TRADEMARK] System will prove to be safe and effective in clinical trials under applicable United States or international regulatory guidelines or that additional modifications to the Company's products will not be necessary. In addition, the clinical trials may identify significant technical or other obstacles to be overcome prior to obtaining necessary regulatory or reimbursement approvals. If the ALERT[REGISTERED TRADEMARK] System does not prove to be safe and effective in clinical trials or if the Company is otherwise unable to commercialize the product successfully, the Company's business, financial condition and results of operations could be materially adversely affected.

Dependence on EP WorkMate
In late 1995, the Company began commercial sales of the EP WorkMate , a computerized monitoring and analysis electrophysiology workstation. Although the Company sells a broad range of products, it believes its ability to increase sales over the next several years will depend significantly on acceptance of the EP WorkMate by electrophysiologists. The EP WorkMate accounted for a significant percentage of the Company's sales from product sales in the year ended December 31, 1998 and is expected to account for a significant portion of 1999 sales. The EP WorkMate has a list price of approximately $129,000 with an integrated EP-3 Stimulator and, as a result, each sale of an EP WorkMate can represent a relatively large percentage of the Company's net sales in a particular quarter. There can be no assurance that the EP WorkMate will continue to be accepted by the electrophysiology market or that sales will be substantial. Each sale of an EP WorkMate may take a relatively long time to complete due in part to the high selling price relative to other types of equipment and to the budgetary processes of hospitals to which the Company markets the EP WorkMate . See "Management's Discussion and Analysis or Plan of Operation," "Business - Products" and "- Competition."

Government Regulation
The Company's business, financial condition and results of operations are subject to various risks and uncertainties arising from domestic and international laws and regulations, including, without limitation, risks relating to its ability to sell the ALERT[REGISTERED TRADEMARK] System in the United States, compliance with QSR/GMP regulations and compliance with the requirements of the CE Mark and other foreign regulations in order to continue product sales on a country by country basis. For a discussion of risks and uncertainties see "Business - Government Regulation."

Necessity of Product Development and Improvement
The markets for medical devices in general and electrophysiology products in particular are characterized by rapid technological change. The Company's ability to compete in these markets will depend in part on its ability to develop new products, improvements to existing products and processes for cost-effective manufacturing of such products on a timely basis. Many of the Company's development efforts will be based on new technologies or new applications of existing technologies. As a result, research and development for any potential new product or product refinement may take longer and require greater expenditures than expected, and may ultimately prove unsuccessful. In the event that the Company is successful in its development efforts, the commercial acceptance of any new product will depend on the medical community's acceptance of such product. There can be no assurance that the Company will be able to develop new products or to refine existing products that will be commercially accepted. The Company's inability to successfully develop new products, to introduce improvements to existing products, to prove the safety and efficacy of new products or to gain market acceptance of such products could have a material adverse impact on the business, financial condition or results of operations of the Company. See "Business The ALERT[REGISTERED TRADEMARK] System," "--Research and Development," "Government Regulation," and "-- Manufacturing."

Potential Fluctuations in Operating Results
Several factors may have a significant impact upon the Company's sales, expenses and results of operations from quarter to quarter and year to year, including but not limited to a long sales cycle for the EP WorkMate , hospital budgetary processes with respect to capital equipment purchases, the success of the ALERT[REGISTERED TRADEMARK] clinical trials, the success of new product development efforts, the timing of new product introductions by the Company or its competitors, development of other treatments for atrial fibrillation and other heart rhythm disorders, changes in government or third party reimbursement policies, foreign currency fluctuations to the extent the Company has developed significant international sales, the ability to obtain products to meet customer demand and increases or fluctuations in sales and marketing, administrative, manufacturing and research and development costs. Consequently, quarterly results of operations should be expected to fluctuate significantly. See "Management's Discussion and Analysis or Plan of Operation."

Potential Lack of Proprietary Protection
The Company's success and ability to compete will depend in part upon its ability to protect its proprietary technology and other intellectual property. The Company seeks patents on its important inventions, has acquired patents and has entered into license agreements to obtain rights under selected patents of third parties as to technology it considers important to its business.

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

The Company's software (which is an integrated component in its EP WorkMate and EP-3 Stimulator) is not patented and existing copyright laws offer only limited practical protection. There can be no assurance that any legal protection, which may be sought, and precautions, which may be taken by the Company, will be adequate to prevent misappropriation of the Company's software and trade secrets.

The medical device industry is characterized by frequent litigation regarding patent and other intellectual property rights. While the Company does not believe it is infringing any patents or other intellectual property rights of others and has received no notice of infringement, it is possible that claims in the future may adversely affect the Company's ability to market certain products. Any such claims, with or without merit, could be time consuming, result in costly litigation and diversion of technical and management personnel, cause shipment delays or require the Company to develop alternative technology or to enter into royalty or licensing agreements. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. There can be no assurance that, if required, necessary licenses would be available to the Company on satisfactory terms or at all, or that the Company could redesign its products or processes to avoid alleged infringement. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company's business, results of operations and financial condition. Conversely, costly and time consuming litigation may be necessary to enforce the Company's rights under patents, to protect trade secrets or know how owned by the Company or to determine the enforceability, scope and validity of the proprietary rights of others. See "Business - Patents and Intellectual Property" and " - Competition."

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

Significant Competition
The medical device market, particularly in the area of electrophysiology products, is highly competitive. The Company competes with many companies, many of which have access to significantly greater financial, marketing and other resources than the Company. Further, the medical device market is characterized by rapid product development and technological change. The present or future products of the Company could be rendered obsolete or uneconomic by technological advances by one or more of the Company's present or future competitors or by other therapies. In particular, the ALERT[REGISTERED TRADEMARK] System is a new technology that must compete with established treatments for atrial fibrillation as well as with new treatments currently under development by other companies. The Company's future success will depend upon its ability to remain competitive with other developers of such medical devices and therapies. See "Business - Competition."

Limitations on Third Party Reimbursement
The Company's products are generally purchased by physicians or hospitals. In the U.S., third party payers are then billed for the healthcare services provided to patients using those products. These payors include Medicare,

Medicaid and private insurers. Similar reimbursement arrangements exist in several European countries. Third party payers may deny or limit reimbursement for the Company's existing products and future products such as the ALERT[REGISTERED TRADEMARK] System. Third party payers are increasingly challenging the prices charged for medical products and services and are putting pressure on medical equipment suppliers to reduce prices. Furthermore, substantial uncertainty exists as to third party reimbursement for investigational and newly approved products. The U.S. Health Care Financing Authority has entered into an interagency agreement with the FDA pursuant to which the FDA places all IDEs it approves into one of two categories, "Category A" or "Category B." Category A devices are innovative devices that are believed to be in Class III (the class of medical devices subject to the most stringent FDA review) and are of a type as to which initial questions of safety and effectiveness have not been resolved and the FDA is unsure whether the device type can be safe and effective. They will not be eligible for Medicare reimbursement. Category B devices include Class III devices of a type as to which underlying questions of safety and effectiveness have been resolved or that is known to be capable of being safe and effective because other devices of that type have been approved. Category B devices will be eligible for Medicare reimbursement if the devices are furnished in accordance with the FDA approved protocols governing clinical trials and all other Medicare coverage requirements are met. The Company believes the ALERT[REGISTERED TRADEMARK] System may be a Class III device. There can be no assurance that the ALERT[REGISTERED TRADEMARK] System will be categorized as a Category B device and thus eligible for Medicare reimbursement during clinical trials. There can be no assurance that reimbursement will be or remain available for the Company's products, or for the ALERT[REGISTERED TRADEMARK] System if it is approved for marketing in the U.S., or even if reimbursement is available, that payors' reimbursement policies will not adversely affect the Company's ability to sell its products on a profitable basis. Mounting concerns about rising healthcare costs may cause more restrictive coverage and reimbursement policies to be implemented in the future. Changes in government and private third party payers' policies toward reimbursement for procedures employing the Company's products in the U.S. or other countries could have a material adverse effect on the Company's ability to market its products. See "Business - Third Party Reimbursement."

Ability to Manage Sales Growth
During 1996, the Company began to assemble a domestic direct sales and marketing force to sell and promote the Company's products in the U.S. market. Previously, the Company relied on third party distributors for all sales efforts. There can be no assurance that the Company will be able to continue to attract and retain qualified and capable individuals who can successfully promote the Company's products.

The Company is in the process of expanding its marketing internationally and will continue to rely on third party distributors in foreign markets. During 1997, the Company formed an U.S. subsidiary, with a branch based in the United Kingdom, to increase sales in the UK, improve distributor relationships and customer service and to assist in the introduction of the ALERT[REGISTERED TRADEMARK] System in Europe. The Company has initiated sales through a new Japanese distributor and has taken steps to improve its distribution network throughout the Asian markets. The Company operates pursuant to written or oral agreements with third party distributors, which are often terminable by distributors. There can be no assurance that distributors will actively and effectively market the Company's products or that the Company will be able to replace any existing distributors on advantageous terms if any of its present relationships are terminated.

Further, there can be no assurance that the Company will be able to make arrangements with new distributors to access new international markets. See "Business - Sales and Marketing."

Healthcare Reform
The healthcare industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and the operation of healthcare facilities. During the past several years, the healthcare industry has been subject to an increase in governmental regulation of, among other things, reimbursement rates and certain capital expenditures. Certain legislators have introduced legislation or have announced proposals to reform certain aspects of the U.S. healthcare system, including proposals that may increase governmental involvement in healthcare, lower reimbursement rates for both treatment and capital costs incurred by hospitals, or otherwise change the operating environment for the Company's customers. Significant changes in healthcare systems may have a substantial impact on the manner in which the Company conducts its business and could have a material adverse effect on the Company's business, financial condition and ability to market the Company's products. Changes resulting from healthcare reform proposals or the enactment thereof may influence customer purchases and the amount of reimbursement available from governmental agencies and private third party payers for diagnostic and therapeutic procedures conducted with the Company's products, or could impose limitations on prices that customers will be able to pay, or the Company may charge, for its products.

Dependence on Key Personnel; Need to Recruit Additional Key Management Personnel The Company is dependent upon a limited number of key management and technical personnel, particularly David A. Jenkins, C. Bryan Byrd, Joseph M. Turner and Joseph C. Griffin, III. The Company's continued growth and long term success will depend, in part, on its ability to attract and retain highly qualified personnel. There can be no assurance that the Company will be able to attract and retain such personnel. The Company competes for such personnel with other medical device companies, academic institutions and other organizations. The loss of any key personnel, the inability to hire or retain qualified personnel or the failure of such personnel to function effectively as a management group could have a material adverse effect on the Company's business, results of operations and financial condition

Product Liability and Insurance
The manufacture and sale of the Company's products involves the risk of product liability claims. The Company's products are highly complex and some are, or will be, used in relatively new medical procedures and in situations where there is a potential risk of serious injury, adverse side effects or death. Misuse or reuse of catheters may increase the risk of product liability claims. The Company currently maintains product liability insurance with coverage limits of $5,000,000 per occurrence and $5,000,000 in the aggregate per year; however, there can be no assurance that this coverage will be adequate. Such insurance is expensive and may not be available in the future on acceptable terms if at all. A successful claim against or settlement by the Company in excess of its insurance coverage or the Company's inability to maintain insurance in the future could have a material adverse effect on the Company's business, results of operations and financial condition.

Limited Manufacturing Experience; Dependence on Suppliers
To date, the Company's manufacturing activities have been limited. The Company must manufacture, or contract for the manufacturing of, products in commercial quantities in compliance with regulatory requirements and at acceptable costs. The Company currently manufactures substantially all of its catheter products, including the ALERT[REGISTERED TRADEMARK] Catheter. There can be no assurance that the Company will be able to manufacture catheters or other products with sufficient processes and in quantities necessary to achieve and sustain profitability. In addition, the Company has expanded its catheter manufacturing facilities and hired and trained additional personnel. The Company has no experience in large-scale manufacturing and there can be no assurance that the Company will be successful in manufacturing catheter products in significant volume.

The Company relies on outside sources for the manufacture of critical components of the ALERT[REGISTERED TRADEMARK] Companion, EP WorkMate and EP-3 Stimulator. All components are manufactured in conformance with the Company's specifications. Any interruption in the supply from its suppliers would have a material adverse effect on the Company's ability to deliver its products until acceptable arrangements can be made with a qualified alternative source of supply. There can be no assurance that the Company would be able to reach an acceptable arrangement with an alternative source of supply at acceptable prices and adequate quality levels on a timely basis. If the Company were unable to do so, such an interruption would have a material adverse effect on the Company's business, results of operations and financial condition. See "Business -- Manufacturing" and "Certain Relationships and Related Transactions."

Risks Associated With  International Operations
During 1997, the Company established a branch office in the United Kingdom in order to increase sales in Europe, improve international distributor service and relations and to aid in the introduction of the ALERT[REGISTERED TRADEMARK] System for sale in Europe. Approximately 11% of the Company's sales for 1998 were derived outside the U.S. Since international sales are expected to continue to represent a significant percentage of total sales, the Company expects to continue to increase its operations outside of the United States. As such, the Company will continue to be subject to fluctuations in currency exchange rates and other risks of foreign operations, including tariff regulations and export license requirements, unexpected changes in regulatory requirements, extended collection period for accounts receivable, potentially inadequate protection of intellectual property rights, local taxes, restrictions on repatriation of earnings and economic and political instability. There can be no assurance that such factors will not have a material adverse effect on the Company's ability to maintain and expand profitable foreign sales and, consequently, on the Company's business, results of operations and financial condition.

Possible Volatility of Stock Price
The market price of shares of the Company's Common Stock, like that of the common stock of many medical products high technology companies, has, in the past, been, and is likely in the future to continue to be, highly volatile. The Company believes that factors such as quarterly fluctuations in financial results, announcements of new developments relating to cardiac care diagnosis and treatment therapies and developments in third party reimbursement policy and in the medical device industry could contribute to the volatility of the price of its Common Stock, causing it to fluctuate significantly. These factors, as well as general economic conditions, such as recessions or high interest rates, or other events unrelated to the Company or its products, may adversely affect the market price of the Common Stock. See "Market for Common Equity and Related Stockholder Matters."

Transactions  with  Affiliates  and Potential  Conflicts
Anthony Varrichio, a director and shareholder of the Company, is an officer, director and shareholder of Hi-Tronics Designs, Inc. ("HDI"). HDI has sold rights to various products to the Company, performs research and development services for the Company and currently manufactures certain of the Company's non-catheter products. While the Company believes its arrangements with HDI have been, and will continue to be, on terms no less favorable to the Company than it could obtain from third parties, there can be no assurance that all arrangements between the Company and HDI will be as favorable to the Company as they would be in the absence of its relationships with affiliates of HDI. See "Certain
Relationships   and  Related   Transactions."

The Company purchases certain components for the EP WorkMate and ALERT[REGISTERED TRADEMARK] Companion from Mortara Instrument, Inc. ("Mortara Instrument"). Dr. David W. Mortara, a director and shareholder of the Company, is also a Director and shareholder of Mortara Instrument. While the Company believes its arrangements with Mortara Instrument have been, and will continue to be, on terms no less favorable to the Company than it could obtain from third parties, there can be no assurance that all arrangements between the Company and Mortara Instrument will be as favorable to the Company as they would be in the absence of its relationships with affiliates of Mortara Instrument. See "Certain Relationships and Related Transactions."

Concentration of Ownership
As of March 19, 1999, the Company's six directors and named executive officers and their affiliates beneficially owned an aggregate of approximately 18.4% of the Company's outstanding Common Stock, including unexercised vested stock options. As a result, these shareholders, acting together, could have significant influence over all matters requiring approval by the shareholders of the Company. This level of ownership could have an effect in delaying, deferring or preventing a change in control of the Company and may adversely affect the voting and other rights of other holders of Common Stock. See "Security Ownership of Certain Beneficial Owners and Management."

Item 7. Financial Statements

The information in response to this item is set forth in the Consolidated Financial Statements beginning on page F-1 of this report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Arthur Andersen LLP had been the Company's certifying accountant since the inception of the Company in 1993. On August 25, 1998 the Company notified Arthur

Andersen that the audit committee recommended and the board of directors approved a change in the Company's certifying accountants to PricewaterhouseCoopers LLP for the audit of the Company's financial statements for the year ended December 31, 1998. The Company engaged PricewaterhouseCoopers as certifying accountant effective August 25, 1998.

Arthur Andersen's report on the Company's financial statements for each of the past two years did not contain an adverse opinion or a disclaimer of opinion, and was not qualified nor modified as to uncertainty, audit scope, or accounting principles.

During the Company's two most recent fiscal years and any subsequent interim period preceding the change in accountants, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountant, would have caused it to make a reference to the subject matter of the disagreements in connection with its report.

During the Company's two most recent fiscal years and the subsequent interim period prior to engaging the Company's new certifying accountant, PricewaterhouseCoopers LLP was not consulted regarding any of the matters set forth in paragraph (a)(2) of Item 304 of Regulation S-B.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act

The following table sets forth certain information regarding the directors and executive officers of the Company:


  NAME                             AGE  POSITION
  ----                             ---  --------
  David A. Jenkins (3)             41   Chairman of the Board, President and
                                        Chief Executive Officer
  Joseph M. Turner                 36   Chief Financial Officer, Treasurer and
                                        Secretary
  J. Randall Rolston               52   Vice President, Sales
  C. Bryan Byrd                    38   Vice President, Engineering
  Joseph C. Griffin, III           38   Vice President, Regulatory Affairs


  David W. Mortara, Ph.D. (1)(2)   58   Director
  Anthony J. Varrichio (3)         52   Director
  John E. Underwood (1)(2)         56   Director

------------------------
(1) Member of the Compensation Committee of the Board of Directors.
(2) Member of the Audit Committee of the Board of Directors.

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

Joseph M. Turner joined the Company as Chief Financial Officer, Treasurer and Secretary of the Company effective February 1, 1999. Mr. Turner served as Chief Financial Officer and Treasurer of Tri-Seal International, a thermoplastic extrusion company from 1994 to 1999. Prior to joining Tri-Seal International, he was employed at PricewaterhouseCoopers, LLP from 1985-1994. Mr. Turner is a certified public accountant.

J. Randall Rolston is the Vice President, Sales of the Company. Mr. Rolston joined the Company in September 1996 as National Sales Manager and was named Vice President, Sales in April 1998. Prior to joining the Company, Mr. Rolston was employed in various sales management positions at Cordis Webster, an electrophysiology catheter company owned by Johnson & Johnson. Prior to Cordis Webster, Mr. Rolston held various sales management positions, including 15 years at American Edwards prior to its merger with Baxter Healthcare Corporation.

C. Bryan Byrd is the Vice President, Engineering of the Company. Mr. Byrd joined the Company in April 1993 to oversee software development for new products. From 1989 to 1993, he co-founded and served as the Director of Engineering for BioPhysical Interface Corp. where he was responsible for developing automated computerized monitoring equipment for pacemaker and open heart operating rooms and follow-up clinics. Before that, he was a software engineer for Medtronic, where he developed the ValveBase, PaceBase and TeleTrace software modules and before that with Mt. Sinai Medical Center in Miami Beach, Florida. He has developed databases for all aspects of cardiac surgery.

Joseph C. Griffin, III is the Vice President, Regulatory Affairs of the company. Mr. Griffin founded Professional Catheter Corporation, the predecessor to ProCath, in 1990 and served as its President until the Company acquired its business in 1993. Before that, Mr. Griffin was Manager of Research and Development at Oscor Medical Corporation, a manufacturer of implantable pacing leads, and Director, Research and Development and Technical Services at Nova Medical Specialties, Inc., a division of B. Braun of America. Mr. Griffin has more than 18 years experience in the design, development, regulation and manufacture of cardiac catheters and has served as a member of the Health

Industry Manufacturers Association Pacemaker Task Force, the Electrode Catheter Task Force and the Society of Manufacturing Engineers.

David W. Mortara, Ph.D. has served as a Director of the Company since November 1995. Dr. Mortara founded and has served as the Chairman and Chief Executive Officer of Mortara Instrument, a privately held manufacturer and supplier of electrocardiography equipment, since 1982. Prior to founding Mortara Instrument, Dr. Mortara was Vice President, Engineering at Marquette Electronics, Inc. He has authored numerous scientific publications on signal processing for electrocardiography and currently serves as co-chair of AAMI's ECG Standards Committee.

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

John E. Underwood has served as a Director of the Company since June 1998. Since 1985, Mr. Underwood has served as the founder and President of Proteus International, a venture banking and venture consulting concern with offices in Mahwah, New Jersey. Prior to founding Proteus, Mr. Underwood held senior management positions with Pfizer, General Electric and Becton Dickinson.

Compliance  with  Reporting  Requirements

Section 16(a) of the Exchange Act requires the Company's executive officers, directors and holders of more than 10% of the Company's common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such persons are required to furnish the Company with copies of all
Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it or oral or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, with respect to the year ended December 31, 1998, its executive officers, directors and greater than 10% beneficial owners complied with all such filing requirements, with two exceptions. J. Randall Rolston and C. Bryan Byrd, officers of the Company did not file timely Forms 5 with regard to one reportable transaction for each individual.

Item 10. Executive Compensation
The following summary compensation table sets forth certain information concerning compensation paid or accrued to the Chief Executive Officer, Vice President of Sales, and Vice President of Regulatory Affairs of the Company (the "Named Executive Officers") for services rendered in all capacities for the years ended December 31, 1998, 1997 and 1996. No other executive officer of the Company was paid a salary and bonus aggregating greater than $100,000 during such time periods.

                           Summary Compensation Table



                                   Annual Compensation   Long  Term Compensation
                              -------------------        -----------------------
                                                                Securities
Name and Principal                    Salary   Bonus            Underlying
    Position                 Year      ($)      ($)              Options
----------------------       ----   --------   ------          ------------
David A. Jenkins             1998   $150,833   $    0               0
Chairman, President and      1997   $145,000   $    0               0
Chief Executive Officer      1996   $127,500   $  250               0

J. Randall Rolston (1)       1998   $156,077   $2,500          67,771 (4)
Vice President, Sales        1997   $140,500   $    0          28,000 (2)
                             1996   $ 31,250   $    0          12,000 (3)

Joseph C. Griffin            1998   $103,835   $    0               0
Vice President, Regulatory   1997   $ 99,170   $    0               0
Affairs                      1996   $ 95,919   $    0               0

1) Mr. Rolston served as National Sales Manager of the Company from September 1996 through April 1998. During April 1998, Mr. Rolston was named Vice President, Sales.

2) On September 30, 1997, the Company granted Mr. Rolston an incentive stock option to purchase 28,000 shares of common stock pursuant to the 1995 Long Term Incentive Plan at an exercise price of $3.00 per share. Options to purchase 5,600 of such shares became exercisable on the grant date and options to purchase an additional 5,600 of such shares become exercisable each year thereafter. The term of such option is five years.

3) On October 3, 1996, the Company granted Mr. Rolston an incentive stock option to purchase 12,000 shares of common stock pursuant to the 1995 Long Term Incentive Plan at an exercise price of $4.75 per share. Options to purchase 2,400 of such shares became exercisable on the grant date and options to purchase an additional 200 shares become exercisable each month thereafter. The term of such option is five years. These options were cancelled in 1998 and reissued at $3.00 per share with a new vesting period. See (4) below.

4) On April 30, 1998, the Company cancelled an incentive stock option to purchase 12,000 shares of common stock issued in 1996 and granted Mr. Rolston a new incentive stock option to purchase 12,000 shares of common stock pursuant to the 1995 Long Term Incentive Plan at an exercise price of $3.00 per share. Options to purchase 2,400 shares became exercisable on the grant date and options to purchase an additional 2,400 shares become exercisable each year thereafter. The term of such option is five years. On June 30, 1998, the Company granted Mr. Rolston an incentive stock option to purchase 969 shares of common stock pursuant to the 1995 Long Term Incentive Plan at an exercise price of $2.50 per share. Options to purchase all 969 of such shares became exercisable on the grant date. The term of such option is five years. On July 23, 1998, the Company granted Mr. Rolston an incentive stock option to purchase 15,000 shares of common stock pursuant to the 1995 Long Term Incentive Plan at an exercise price of $3.00 per share. Options to purchase 3,000 shares became exercisable on the grant date and options to purchase an additional 3,000 shares became exercisable each year thereafter. The term of such option is five years. On July 23, 1998, the Company granted Mr. Rolston an incentive stock option to purchase 25,000 shares of common stock pursuant tot he 1995 Long Term Incentive Plan at an exercise price of $3.00 per share. Options to purchase 12,500 of such shares become exercisable uponn meeting or exceeding certain performance objectives for the year ended December 31, 1999. Options to purchase the remaining 12,500 of such shares become exercisable upon meeting or exceeding certain performance objectives for the year ended December 31, 2000. The term of such option is five years. On December 31, 1998, the Company granted Mr. Rolston an incentive stock option to purchase 14,802 shares of common stock pursuant to the 1995 Long Term Incentive Plan at an exercise price of $2.875 per share. Options to purchase 2,960 shares became exercisable on the grant date and options to purchase an additional 2,960 shares become exercisable each year thereafter. The term of such option is five years.

  Stock Options

The following table sets forth certain information concerning grants of stock options to the Named Executive Officers during the fiscal year ended
December 31, 1998.

                             Option Grants in Fiscal Year 1998

                                Percent of
                     Number of  Options to
                      Shares    Employees   Excercise
                    Underlying  in Fiscal   Price per           Expiration
                     Granted      Year        Share                Date
                    ------------------------------------------------------------
J. Randall Rolston     67,771      14.5%    $2.50-$3.00  July 2003-December 2003
Vice President, Sales

Option Exercises and Holdings
The following table provides certain information with respect to the Named Executive Officers concerning the exercise of stock options during the fiscal year ended December 31, 1998 and the value of unexercised stock options held as of December 31, 1998.

                  Aggregated Option Exercises in 1998 and Year End Option Values
                  --------------------------------------------------------------
                              Number of Shares
                           Underlying Unexercised       Value of Unexercised
                              Options at               In the Money Option at
                           December 31, 1998          December 31, 1998 ($) (1)
                      --------------------------    ----------------------------
       Name           Exercisable  Unexercisable    Exercisable    Unexercisable
---------------------------------  -------------    -----------    -------------
David A.Jenkins(2)      139,000       27,000         $249,625        $50,625
Chairman, President
and Chief Executive
Officer

J. Randall Rolston       20,530       75,271         $ 18,803        $65,000
Vice President, Sales

Joseph C. Griffin             -            -                -              -
Vice President, Regulatory
Affairs

--------------------------
No options were exercised by the Named Executive Officers during the fiscal year ended December 31, 1998.

(1) Amounts calculated by subtracting the exercise price of the options from the market value of the underlying Common Stock using the closing sale price on the Nasdaq National Market of $3.875 per share on December 31, 1998.

(2) The Company granted Mr. Jenkins a non-qualified stock option to purchase 96,000 shares of common stock at an exercise price of $2.20 per share (the "Jenkins NQSO"). Options to purchase 30,000 of the Jenkins NQSO shares became exercisable on the grant date and options to purchase 1,000 shares become exercisable each month thereafter. The term of the Jenkins NQSO option is five years. On November 29, 1995, the Company granted Mr. Jenkins an incentive stock option to purchase 70,000 shares of Common Stock pursuant to the Company's 1995 Plan at an exercise price of $2.20 per share (the "Jenkins ISO"). Options to purchase 45,000 of the Jenkins ISO shares became exercisable upon completion of the Company's initial public offering and options to purchase the remaining 25,000 Jenkins ISO shares became exercisable on the first anniversary of the granting of the Jenkins ISO. The term of such option is ten years.

Compensation Plans and Other Arrangements
1995 Long Term Incentive Plan
The Company's 1995 Long Term Incentive Plan (the "1995 Incentive Plan") was adopted by the Board of Directors and shareholders in November 1995. On October 30, 1997, the Shareholders approved an amendment increasing the number of shares available under the Plan from 400,000 to 700,000. At December 31, 1998, options to purchase 712,610 shares were outstanding at exercise prices ranging from $2.00 to $3.00 per share. The Board of Directors has approved an increase in the number of shares issuable under the plan from 700,000 to 1,000,000. This amendment is subject to shareholder approval. The 1995 Incentive Plan provides for grants of "incentive" and "non-qualified" stock options to employees of the Company. The 1995 Incentive Plan is administered by the Compensation Committee, which determines the optionees and the terms of the options granted, including the exercise price, number of shares subject to the options and the exercisability thereof. The 1995 Incentive Plan will terminate on November 30, 2005, unless earlier terminated by the Board of Directors.

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

1995 Director Option Plan
The Company's 1995 Director Option Plan was adopted by the Board of Directors and the shareholders in November 1995. A total of 360,000 shares of Common Stock of the Company are available for issuance under the 1995 Director Option Plan and options to purchase 228,000 shares were outstanding as of December 31, 1998. The 1995 Director Option Plan provides for grants of "director options" to eligible directors of the Company and for grants of "advisor options" to eligible members of the Scientific Advisory Board. Director options and advisor options become exercisable at the rate of 1,000 shares per month, commencing with the first month following the date of grant for so long as the optionee remains a director or advisor, as the case may be. The 1995 Director Option Plan is administered by the Plan Committee of the Company, which determines the optionees and the terms of the options granted, including the exercise price and the number of shares subject to the options. The 1995 Director Option Plan will terminate on November 30, 2005, unless earlier terminated by the Board of Directors.

Compensation of Directors

John Underwood was granted an option to purchase 60,000 shares of common stock at $3.00 per share upon his appointment to serve on the Board of Directors. These options vest at a rate of 1,000 shares per month of service on the Board. During 1998, no other directors of the Company received cash or other compensation for services on the Board of Directors or any committee thereof. In the past, the Company has issued independent Directors options to purchase shares of the Company's Common Stock under the 1995 Director Option Plan upon their election or appointment to the Board. These options vest at a rate of 1,000 shares per month of service on the Board. The directors are reimbursed for their reasonable travel expenses incurred in performance of their duties as directors.

Employment Agreements

On August 31, 1995, the Company entered into an Employment Agreement Addendum with Mr. David A. Jenkins, which extended the term of his employment through March 1, 1999. The addendum provides for base compensation of $145,000, plus five percent of the Company's consolidated income before taxes. During 1998, the Board of Directors increased Mr. Jenkins' salary to $180,000 per year. Mr. Jenkins' Employment Agreement may be terminated at any time for cause. It contains a non-competition provision extending for two years after termination of employment for cause and, in the Company's discretion, one year after termination of employment for any other reason, provided that if Mr. Jenkins is terminated without cause, the Company is obligated to continue to pay him compensation during such discretionary period.

Repricing

In April 1998, the Company canceled options to acquire 139,000 shares of common stock of the Company which had been granted to employees in 1996 and 1997, with exercise prices of $4.75 and $5.50. The shares were reissued at an exercise price of $3.00. The vesting periods were reset for each employee. The options were issued at the fair market value on the date of re-issuance. Thus, the Company did not record compensation expense related to these options.

Item 11.   Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information regarding beneficial ownership of Common Stock of the Company as of March 19, 1999 by (i) each of the Company's directors, (ii) the Named Executive Officers, (iii) all directors and executive officers as a group and (iv) each person known to the Company to beneficially own more than five percent of the Company's common stock. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

Name and Address                Number of  Shares         Percentage of Class
of Beneficial Owner             Beneficially Owned       Beneficially Owned (1)
----------------------------    ------------------       ----------------------
David A. Jenkins(2)               1,049,000                      10.5%
100 Stierli Court-Suite 107
Mount Arlington, NJ 07856

Anthony J. Varrichio (3)            545,000                       5.5%
1 Hemlock Lane
Flanders, NJ 07836

David W. Mortara, Ph.D.(4)           91,000                        *
7865 North 86th Street
Milwaukee, WI 53224

J. Randall Rolston (5)               42,830                        *
100 Stierli Court - Suite 107
Mount Arlington, NJ 07856

Joseph C. Griffin(6)                126,736                       1.2%
100 Stierli Court - Suite 107
Mount Arlington, NJ 07856

John E. Underwood (7)                10,000                        *
c/o Proteus International
Crossroads Plaza
Mahwah, NJ 07430

H&Q Life Sciences Investors(8)      430,000                       4.4%
50 Rowes Wharf
Boston, MA 02110-6679

H&Q Healthcare Investors(8)         645,000                       6.5%
50 Rowes Wharf
Boston, MA 02110-6679

SC Fundamental Value Fund, LP(8)      376,800                       3.8%
10 East 50th Street
New York, NY 10022

SC Fundamental Value BVI, Ltd.(8)     373,200                       3.8%
c/o SC BVI Partners
10 East 50th Street
New York, NY 10022

Special Situations Fund III LP(8)     435,100                       4.4%
153 East 53rd Street
New York, NY 10022

Special Situations Cayman Fund(8)     144,200                       1.5%
153 East 53rd Street
New York, NY 10022

Medtronic, Inc.                       548,000                       5.6%
7000 Central Avenue NE
Minneapolis, MN 55432

Oppenheimer Funds, Inc.               600,000                       5.1%
Two World Trade Center
New York, NY 10048

All Named Executive Officers
and directors as a group
(6 persons) (9)                     1,864,566                      18.4%

-----------------------------
*  Represents beneficial ownership of less than one percent of the Common Stock.

(1) Applicable percentage ownership as of December 31, 1998 is based upon 9,872,417 shares of Common Stock outstanding together with the applicable options for such shareholder. Beneficial ownership is determined in accordance with Rule 13d-3(d) of the Securities Exchange Act of 1934, as amended. Under Rule 13d-3(d), shares issuable within 60 days upon exercise of outstanding options, warrants, rights or conversion privileges ("Purchase Rights") are deemed outstanding for the purpose of calculating the number and percentage owned by the holder of such Purchase Rights, but not deemed outstanding for the purpose of calculating the percentage owned by any other person. "Beneficial ownership" under Rule 13d-3 includes all shares over which a person has sole or shared dispositive or voting power.

(2) Includes 144,000 shares issuable upon exercise of options. Also includes 160,000 shares held by Mr. Jenkins as trustee for the Dalin Class Trust, 45,000 shares held by Mr. Jenkins' wife, and 20,000 shares held by Mr. Jenkins' wife as custodian for his children. Mr. Jenkins disclaims beneficial ownership of 45,000 shares held by his wife and 20,000 shares held by his wife as custodian for his children.

(3)  Includes 74,000 shares issuable upon exercise of options.

(4)  Includes 41,000 shares issuable upon exercise of options.

(5)  Includes 17,830 shares issuable upon exercise of options.

(6)  Includes 5,000 shares issuable upon exercise of options.

(7)  Includes 8,000 shares issuable upon exercise of options.

(8) SC Fundamental Value Fund, LP and SC Fundamental Value BVI, Ltd. share common management. H&Q Life Sciences Investors and H&Q Healthcare Investors share common management and are significant shareholders of the Company by virtue of their holding, in the aggregate, greater than 10% of the issued and outstanding common stock. The management companies of Special Situations Fund III LP and Special Situations Cayman Fund share certain common ownership.

(9)  Includes 291,830 shares issuable upon exercise of options.

Item 12.  Certain Relationships and Related Transactions

Hi-Tronics Designs, Inc.

HDI was one of the Company's two founding shareholders. HDI's shareholders are Anthony J. Varrichio, William Winstrom and Medtronic, Inc. Mr. Varrichio is the President, a director and the largest shareholder of HDI, and Mr. Winstrom is an officer and director of HDI.

Mr. Varrichio has been a director of the Company since the Company's inception and was Chairman of the Board of Directors and Treasurer of the Company until November 1995. Mr. Winstrom was a director of the Company until November 1995. Lester Swenson, an officer of Medtronic, was a Director of the Company from November 1995 until July, 1998. Mr. Varrichio, Mr. Winstrom and Medtronic acquired shares of the Company's Common Stock from HDI. As of March 19, 1999, Mr. Varrichio owned beneficially 5.5% of the Company's Common Stock, Mr. Winstrom owned beneficially 3.5% and Medtronic owned 5.6%

During April 1996, the Company entered into a Master Manufacturing Agreement with HDI (the "Master Manufacturing Agreement") which provides that HDI will manufacture components for the EP WorkMate , the EP-3 Stimulator, the TeleTrace III Receiver, and all subsequent versions of such products for the Company on an exclusive basis in accordance with GMP regulations and all other applicable laws and regulations. The Master Manufacturing Agreement has a term of five years commencing on March 31, 1996 and, unless terminated by either party upon at least 90 days written notice, will automatically renew for successive terms of one year. The Company purchased products from HDI aggregating $360,000 and $506,000 during the year ended December 31, 1998 and 1997, respectively.

In 1997, the Company sold its line of arrhythmia monitors including an arrhythmia monitor under development to HDI in return for 60,000 shares of common stock in Neomedics, Inc., a newly created company involved in the design and manufacture of implantable medical devices, which is an affiliate of HDI. Sales of arrhythmia monitors by the Company were approximately $12,000 in the year ended December 31, 1996. Since the value assigned to the arrhythmia monitor technology had been fully amortized, the Company did not record a gain or loss on the sale. The Neomedics common stock is not a registered security traded on a public exchange and therefore its fair value is not readily determinable. At December 31, 1998, the Company valued the shares of Neomedics stock at zero.

HDI completed development of the TeleTrace III-S Receiver in 1997 for an aggregate consideration of 19,000 shares of common stock of the Company, issued in 1995, and $30,000 in cash paid in 1997. HDI is the manufacturer of the TeleTrace III-S Receiver. On December 29, 1997, the Company granted HDI a nonexclusive license to sell the TeleTrace receiver in connection with the sale of arrhythmia monitors. The agreement calls for the payment of a royalty of $300 per unit sold by HDI. To date, HDI has not sold any TeleTrace receivers.

The Company believes that each of the preceding transactions with HDI were entered into on terms and at prices no less favorable than the Company could have received from an unaffiliated party.

Mortara Instrument, Inc.
The Company purchases certain components for the EP WorkMate and ALERT[REGISTERED TRADEMARK] Companion from Mortara Instrument. Dr. David W. Mortara, a director of the Company, is also a Director and shareholder of Mortara Instrument. The approximate value of products purchased from Mortara Instrument was $546,000 and $573,000 in 1998 and 1997, respectively. The Company believes that each of the transactions with Mortara Instrument were entered into on terms and at prices no less favorable than the Company could have received from an unaffiliated party.

Item 13.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits

                  3.1   Amended and Restated Certificate of Incorporation (1)

                  3.2   Bylaws, as amended (1)

                  4.1 Common Stock Purchase Agreement, dated April 9, 1998, between the Company and each of the Selling Security Holders (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated April 14, 1998 and incorporated herein by reference). (4)

                  4.2 Registration Rights Agreement, dated April 9, 1998, between the Company and each of the Selling Security Holders (filed as Exhibit 4.2 to the Company's Current Report on Form 8- K dated April 14, 1998 and incorporated herein by reference).(4)

                  10.6* Employment  Agreement  dated as of March 1, 1993 between
                        EP Medical, Inc. and David A. Jenkins, as amended (1)

                  10.7* Employment  Agreement  dated  as  of  November  6,  1993 between EP Acquisition Corp. and Joseph C. Griffin,  III
                        (1)

                  10.8* 1995 Director Option Plan (1)

                  10.10 License  Agreement  dated as of November 1, 1995 between
                        EP Medical, Inc. and Dr. Eckhard Alt, as amended (1)

                  10.11 Consulting  Agreement  dated  as  of  February  1,  1996 between EP Medical, Inc. and Raman Mitra (1)

                  10.12 License  Agreement  dated as of November 1, 1995 between
                        EP Medical, Inc. and Sanjeev Saksena (1)

                  10.14*Investment  Agreement  dated  April  22,  1994  among EP
                        Medical, Inc., David Jenkins, Anthony Varrichio, William Winstrom and American Medical Electronics, Inc. (1)

                  10.15 Letter  Agreement  dated  December  15, 1995  between EP
                        Medical, Inc. and Rudiger Dahle (1)

                  10.16 Investment  Agreement  dated  January  16, 1996 among EP
                        Medical, Inc., Rudiger Dahle, Anthony Varrichio and William Winstrom (1)

                  10.22 Master  Manufacturing  Agreement  dated  April 16,  1996 between EP MedSystems and Hi-Tronics Designs, Inc. (1)

                  10.25 Exclusive Rights Agreement dated May 26, 1996 between EP
                        MedSystems and Spire Corporation (1)

                  10.26 Letter   Agreement  dated  April  12,  1996  between  EP
                        MedSystems, Inc. and Hi-Tronics Designs, Inc. relating to the TeleTrace IV Receiver (1)

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

                  10.28 Stock Option  Agreement dated August 31, 1995 between EP
                        MedSystems, Inc. and Tracey Young, as amended (1)

                  10.29 Registration  Rights  Agreement dated as of May 24, 1996 between EP MedSystems, Inc. and Tracey Young (1)

                  10.30 Exclusive  License  Agreement  dated  February  27, 1997 between EP MedSystems, Inc. and EchoCath, Inc. (2)

                  10.31 Subscription  Agreement  dated February 27, 1997 between
                        EchoCath, Inc. and EP MedSystems, Inc. (2)

                  10.32* Amended 1995 Long Term Incentive Plan (3)

                  10.33 Agreement  of Lease  dated  August 25,  1997  between EP
                        MedSystems, Inc. and Provident Mutual Life Insurance Company, as landlord (5)

                  16    Letter of Changes in Registrant's Certifying Accountants
                        (6)

                  21    List of Subsidiaries

                  27    Financial Data Schedule (7)
                  --------------------------------------------------------------

          *    Denotes management contract or compensatory plan or arrangement

          1. Incorporated by reference to the exhibit of the same number previously filed with the Commission in connection with the Company's Registration Statement on Form SB-2 and Pre-Effective Amendments No. 1 and 2 thereto.

          2. Incorporated by reference to the exhibit of the same number previously filed with the Commission on Form 10-KSB for the year ended December 31, 1996.

          3. Incorporated by reference to Exhibit A previously filed with the Commission in the Company's Proxy Statement for the Annual Meeting of Shareholders held on October 30, 1997.

          4. Incorporated by reference to the exhibit of the same number previously filed with the Commission on in connection with the Company's Current Report on Form 8-K dated April 14, 1998.

          5. Incorporated by reference to the exhibit of the same number previously filed with the Commission in connection with the Company's Form 10- KSB for the year ended December 31, 1997.

          6. Incorporated by reference to the exhibit of the same number previously filed with the Commission in connection with the Company's Current Report on Form 8-K dated August 25, 1998.

          7.   EDGAR filing only.

          (b)  Reports on Form 8-K

          The Company filed no Reports on Form 8-K during the last quarter of the period covered by this report.

                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


1.   FINANCIAL STATEMENTS                                                PAGE

          Report of Independent Public Accountants                     F-2 / F-3

          Consolidated  Balance Sheets as of December 31, 1998               F-4
          and 1997

          Consolidated  Statements of Operations for the years
          ended December 31, 1998 and 1997.                                  F-5

          Consolidated  Statements of Changes in Shareholders'
          Equity for the years ended December 31, 1998
          and 1997.                                                          F-6

          Consolidated  Statements of Cash Flows for the years
          ended December 31, 1998 and 1997.                                  F-7

          Notes to Consolidated Financial Statements                         F-8

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Shareholders of EP MedSystems, Inc.


In our opinion, the accompanying consolidated balance sheet as of December 31, 1998 and the related consolidated statements of operations, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of EP MedSystems, Inc. and its subsidiaries (the "Company") at December 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. The financial statements of the Company as of December 31, 1997 and for the year then ended were audited by other independent accountants whose report dated March 11, 1998 expressed an unqualified opinion on those statements.



/s/ PricewaterhouseCoopers LLP
PRICEWATERHOUSECOOPERS LLP
Florham Park, NJ
March 11, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To EP MedSystems, Inc.:

We have audited the accompanying consolidated balance sheet of EP MedSystems, Inc. (a New Jersey corporation) and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EP MedSystems, Inc. and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.





                                   /s/ Arthur Andersen LLP
                                   ARTHUR ANDERSEN LLP


New York, New York
March 11, 1998

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                          DECEMBER 31,
             ASSETS                                 1998              1997
                                                -----------      -----------
Current assets:
 Cash and cash equivalents                      $ 2,332,931      $   752,068
 Short-term investment                              729,351        2,120,084
 Accounts receivable, net of
   allowances for doubtful accounts of            2,305,498        1,229,921
   $99,275, and $74,112
 Inventories                                      1,800,691        1,512,528
 Prepaid expenses and other current assets          151,895          217,526
                                               ------------      -----------
   Total current assets                           7,320,366        5,832,127
Investment in EchoCath                                   --        1,400,000
Property and equipment, net                         814,352          757,295
Intangible assets, net                              541,677          569,705
Other assets                                         19,423           58,439
                                                -----------      -----------
   Total assets                                 $ 8,695,818      $ 8,617,566
                                                ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                               $   772,639      $   670,206
 Payables due to related parties                    188,789          127,859
 Accrued expenses                                   588,907          850,507
 Deferred revenue                                    86,750           34,313
 Customer deposits                                   51,446          108,012
                                                -----------      -----------
    Total current liabilities                     1,688,531        1,790,897
                                                ===========      ===========
Commitments and contingencies
(See Notes 1, 4, 5 and 11)
Shareholders' equity:
 Preferred Stock, no par value,
  5,000,000 shares authorized, no shares                 --               --
  issued and outstanding
 Common stock, $.001 stated value,
  25,000,000 shares authorized, 9,872,417
  and 7,599,917 shares issued and                     9,872            7,600
  outstanding in 1998 and 1997
 Additional paid-in capital                      21,432,374       16,743,014
 Accumulated deficit                            (14,434,959)      (9,923,945)
                                                ------------     ------------
    Total shareholders' equity                    7,007,287        6,826,669
                                                ------------     ------------
    Total liabilities and shareholders' equity  $ 8,695,818      $ 8,617,566
                                                ===========      ============

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                    1998             1997
                                                ------------     -----------
Product sales                                   $  7,460,324     $ 3,648,782
Other revenue                                             --         365,000
                                                ------------     -----------
      Total revenues                               7,460,324       4,013,782
                                                ------------     -----------

Operating costs and expenses:
 Cost of products sold                             3,721,209       2,184,914
 Sales and marketing expenses                      3,799,500       2,935,876
 General and administrative expenses               1,656,057       1,822,097
 Research and development expenses                 1,605,758       2,262,169
 Write-down of investment in EchoCath              1,400,000              --
                                                ------------     -----------
    Loss from operations                          (4,722,200)     (5,191,274)

Interest expense                                      (3,410)         (2,436)
Interest income                                      214,596         330,053
                                                ------------     -----------
      Net loss                                  $ (4,511,014)    $(4,863,657)
                                                =============    ============

Basic loss per share                            $      (0.49)    $     (0.64)
                                                =============    ============
Diluted loss per share                          $      (0.49)    $     (0.64)
                                                =============    ============
Weighted average shares
outstanding used to compute basic
and diluted loss per share                         9,252,835       7,599,917
                                                =============    ============



       The accompanying notes are an integral part of these statements.

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                            Additional
                                           Common Stock                      Paid-in             Accumulated
                                   Shares               Amount               Capital               Deficit                Total
BALANCE, DECEMBER 31, 1996          7,599,917          $    7,600          $ 16,743,014         $ (5,060,288)         $  11,690,326
Net loss                                   --                  --                    --           (4,863,657)            (4,863,657)
                                   ----------           ---------           -----------          ------------           ------------
BALANCE, DECEMBER 31, 1997          7,599,917               7,600            16,743,014           (9,923,945)             6,826,669
Issuance of common stock            2,250,000               2,250             4,659,457                    --             4,661,707
Issuance of common stock upon
   exercise of stock options           22,500                  22                29,903                    --                29,925
Net loss                                   --                  --                    --           (4,511,014)            (4,511,014)
                                   ----------           ---------           -----------          ------------           ------------
BALANCE, DECEMBER 31, 1998          9,872,417          $    9,872          $ 21,432,374         $(14,434,959)         $   7,007,287
                                   ==========           =========           ===========          ============           ============







        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,


                                                                   1998                  1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                     $ (4,511,014)          $ (4,863,657)
  Adjustments to reconcile net income to net cash
   used in operating activities:
     Write-down of investment in EchoCath                         1,400,000                     --
     Depreciation and amortization                                  317,653                219,302
     Bad debt expense                                                10,000                     --
   Changes in assets and liabilities:
      Increase in accounts receivable                           (1,085,577)              (558,418)
      Increase in inventories                                     (288,163)              (885,821)
      Decrease (increase) in prepaid expenses and other              25,994               (31,765)
             current assets
      Decrease (increase) in other others assets                     42,546               (27,439)
      Increase in due to related parties                             60,930                 42,824
      Increase in accounts payable                                  102,433                431,442
      (Decrease) increase in accrued expenses, deferred
             revenue and customer deposits                        (265,729)                407,108
                                                               ------------             ----------
              NET CASH USED IN OPERATING ACTIVITIES             (4,190,927)             (5,266,424)
                                                               ------------             ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of investments                                    --               1,188,595
   Maturities of investments                                     1,390,733               1,487,096
   Investment in EchoCath                                               --              (1,400,000)
   Capital expenditures                                           (307,790)              (721,911)
   Patent costs                                                    (42,421)               (27,145)
                                                               ------------             ----------
          NET CASH PROVIDED BY INVESTING ACTIVITIES               1,040,522                526,635
                                                               ------------             ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from note receivable                                     39,636                     --
   Proceeds from issuance of common stock and exercise
    of stock options, net of offering expenses                    4,691,632                     --
                                                               ------------             ----------
          NET CASH PROVIDED BY FINANCING ACTIVITIES               4,731,268                     --
                                                               ------------             ----------
Net increase (decrease) in cash and cash equivalents              1,580,863             (4,739,789)
Cash and cash equivalents, beginning of period                      752,068              5,491,857
                                                               ------------             ----------
Cash and cash equivalents, end of period                       $  2,332,931           $    752,068
                                                               ============           ============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest                                               $3,410                 $2,436

      The companying notes are an integral part of these statements.

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   NATURE OF BUSINESS
EP MedSystems, Inc. (the "Company") operates in a single segment. The Company designs, manufactures and markets a broad-based line of products for the cardiac electrophysiology ("EP") market for the purpose of diagnosing, monitoring, managing and treating irregular heartbeats known as arrhythmias.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of EP MedSystems, Inc. and its wholly owned U.S. subsidiaries, ProCath Corporation ("ProCath") and EP MedSystems UK Ltd. ("EP MedSystems UK"). All material intercompany accounts and transactions have been eliminated in consolidation.

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

IMPAIRMENT OF LONG LIVED ASSETS
The recoverability of the excess of cost over fair value of net assets acquired is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. If management believes an impairment exists, the carrying amount of these assets would be reduced to their fair value as defined in Statement of Financial Accounting Standards No. 121.

INTANGIBLE ASSETS
Goodwill resulting from the purchase of ProCath is being amortized by the straight-line method over 15 years and is included in intangible assets. Unamortized goodwill as of December 31, 1998 and 1997 amounted to $495,000 and $547,000, respectively.

Costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established.

Registration and legal fees associated with patent filings are capitalized and amortized over three years. Management reviews these assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets might not be recoverable. The Company has determined that, as of December 31, 1998, no such assets have been impaired.

TRANSLATION OF FOREIGN CURRENCY
The Company's foreign operation is translated to U.S. dollars using current exchange rates with translation adjustments accumulated in stockholders' equity. At December 31, 1998 and 1997, translation adjustments were not material.

REVENUE RECOGNITION
The Company recognizes product sales on the date of shipment. Payments received in advance of shipment of product are deferred until such products are shipped. Revenues related to warranty contracts are recognized on a straight-line basis over the warranty period. Royalties on product sales are included in cost of sales.

RESEARCH AND DEVELOPMENT
Research and development costs, which include clinical and regulatory costs, are expensed as incurred.

NET LOSS PER COMMON SHARE
Effective for the year ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). The Company's basic and diluted earnings per share are equal, due to the exclusion of common stock equivalents, which would make the earnings per share calculations anti-dilutive.

STOCK BASED COMPENSATION
The Company accounts for stock options issued to employees and non- employee directors in accordance with the "intrinsic value" method set forth in Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") with supplemental pro forma disclosures of "fair value" as required by Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("SFAS 123").


COMPREHENSIVE INCOME
The company adopted SFAS 130 "Reporting for Comprehensive Income" in 1997. For the years ended December 31, 1998 and 1997, the Company's comprehensive income approximated net income.

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

RECENTLY ISSUED ACCOUNTING STANDARDS
Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS No. 133) will be effective for the Company in the first quarter of fiscal 2000 and establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It is expected that the adoption of FAS No. 133 will not have a material effect on the Company's financial statements.

3.   Investment Securities
At December 31, 1998 and 1997, all investment securities have been classified as available for sale. The Company's available for sale investments mature during June 1999. These investments are stated at market, which approximates their amortized cost.

4.   EchoCath License
During February 1997, the Company licensed the rights to several ultrasound technologies from EchoCath, Inc. ("EchoCath") for use in the field of electrophysiology. The agreement calls for the Company to make milestone payments of up to $700,000, in four installments, as certain development milestones and initial sales are achieved on the EchoMark* and EchoEye* technologies. One of the milestones calls for a $400,000 payment payable upon the completion of a development program for the EchoEye*. This milestone was only payable in the event that the development was completed by September 30, 1998. To the best of the Company's knowledge, the milestone was not achieved and no milestone payments are accrued or payable to EchoCath at December 31, 1998.

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

The EchoCath preferred stock is not a registered security traded on a public exchange and therefore its fair value is not readily determinable. Accordingly, the shares were stated at historical cost. During September 1997, the Company became aware that EchoCath might have been having cash flow difficulties. During October, 1997, the Company filed a lawsuit against EchoCath in the United States District Court for the District of New Jersey alleging, among other things, that EchoCath made fraudulent misrepresentations and omissions in connection with the sale of $1.4 million of its preferred stock to the Company. During October 1998, the complaint was dismissed by the District Court. The Company has filed an appeal of the decision.

EchoCath has limited cash reserves and is attempting to raise additional funds through the issuance of debt or equity, through licensing agreements or through other strategic alliances. Additionally, EchoCath's common stock has been delisted from NASDAQ Small Cap Stock Market. Their independent accountants included an explanatory paragraph in their fiscal 1998 opinion on the related financial statements that stated that EchoCath had suffered recurring losses from operations, had negative working capital and had a net capital deficiency which raised substantial doubt about its ability to continue as a going concern. The Company cannot determine whether EchoCath will be successful in raising additional funds or executing additional licensing agreements in order to meet its long term cash needs, whether EchoCath will recognize additional sales or attain profitability. As of December 31, 1998, management evaluated the investment and determined that there has been an other than temporary impairment. As such, the cost basis of the preferred stock has been written down to zero representing the estimated fair value of the investment. The $1,400,000 write-down of the investment was reflected in loss from operations during the year ended December 31, 1998.

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

6. Acquisitions of Products and Technology and Related Party Transactions Hi-Tronics Design, Inc.
The Company's initial shareholders were David A. Jenkins, its current Chairman, President and Chief Executive Officer, and Hi-Tronics Designs, Inc. ("HDI"), a corporation engaged in the business of contract engineering and manufacturing. The Company has purchased rights to certain products and the next generation of several products under development from HDI. The Company has utilized, and continues to utilize, HDI to provide research and development for various products. The Company currently utilizes HDI to manufacture certain products, including components for the EP WorkMate[REGISTERED TRADEMARK] and EP-3[TRADEMARK] Stimulator. The value of products and services purchased from HDI, excluding the purchase of technology, was $360,000 and $506,000 in 1998 and 1997, respectively.

Mortara Instrument, Inc.
The Company purchases certain components for the EP WorkMate[REGISTERED TRADEMARK] and ALERT{*} Companion from Mortara Instrument. Dr. David W. Mortara, a director of the Company, is also a Director and shareholder of Mortara Instrument. The approximate value of products purchased from Mortara Instrument was $546,000 and $573,000, in 1998 and 1997, respectively.

7.   Agreements with In Control
During 1996, the Company recorded catheter development revenue of $250,000 related to a Product Development and Supply Agreement (the "Development Agreement") with InControl, Inc. ("InControl") covering a new temporary atrial defibrillation catheter ("TADCATH").

The Company also entered into non-exclusive distribution agreements which allowed InControl to sell the ALERT{*} Catheter in parts of Europe, Africa and the Middle East and the ALERT{*} Companion on a world wide basis for a period of two years subject to renewal upon mutual agreement of the parties. The Development Agreement expired on June 30, 1997 and the distribution agreements expired on August 14, 1998.

8.   INTANGIBLE ASSETS
Intangible assets consist of the following:

                                                            DECEMBER 31,
                                                      1998              1997
                                                  ----------         ----------
               Catheter technology              $    774,099        $   774,099
               Other                                  71,966             29,545
                                                  ----------         ----------
                          Total                      846,065            803,644
               Less: accumulated amortization       (304,388)          (233,939)
                                                  ----------         ----------
                                                $    541,677        $   569,705
                                                 ===========        ===========

9.  INVENTORIES
Inventories consist of the following:
                                                            DECEMBER 31,
                                                      1998              1997
                                                  ----------         ----------
              Raw materials                     $   506,344         $   249,018
              Work in progress                       46,623              12,925
              Finished goods                      1,247,724           1,250,585
                                                  ---------           ---------
                                                $ 1,800,691         $ 1,512,528
                                                 ===========        ===========

10.  PROPERTY AND EQUIPMENT
Property and equipment consist of the following:
                                                           DECEMBER 31,
                                                      1998              1997
                                                  ----------         ----------
              Land                              $    69,738         $    69,738
              Buildings and improvements            351,924             346,824
              Leasehold improvements                125,283             119,332
              Machinery and equipment               642,891             390,521
              Furniture and Fixtures                197,095             152,726
                                                  ----------         ----------
                                                  1,386,931           1,079,141
               Less: accumulated depreciation      (572,579)           (321,846)
                                                  ----------         ----------
                                                 $  814,352         $   757,295
                                                 ===========        ===========


During February, 1997, the Company purchased 7,500 square feet of manufacturing, administrative and warehouse space, including 2,500 square feet of space that was leased by the Company's ProCath subsidiary, for a purchase price of approximately $417,000, including transaction costs and improvements. The purchase provides for expansion of the existing manufacturing operations, additional warehousing, shipping and quality assurance activities and relocation of ProCath's administrative offices. During February 1999, the Company purchased an additional 7,500 square feet of manufacturing space at ProCath for an aggregate purchase price of $400,000 (See Note 17).

11.  COMMITMENTS AND CONTINGENCIES
OPERATING LEASES
The Company currently leases approximately 7,600 square feet of office and manufacturing space through October 2002. EP MedSystems UK leases 945 square feet of office and storage space in London, England through January 2000.

The Company also leases certain office equipment for periods extending through December 2001. The future aggregate commitment for minimum rentals as of December 31, 1998 is as follows:

               1999                            $116,000
               2000                             108,000
               2001                             112,000
               2002                              87,000


Rent expense associated with these leases was approximately $93,000 for the years ended December 31, 1998 and 1997.

EMPLOYEE LIFE INSURANCE
The Company has key man life insurance policies for $1,000,000 covering its President, $1,000,000 for the Vice President of Regulatory Affairs and $500,000 for the Vice President of Engineering, for which it is the beneficiary.

LITIGATION
During October 1997, the Company filed a lawsuit against EchoCath in the United States District Court for the District of New Jersey alleging, among other things, that EchoCath made fraudulent misrepresentations and omissions in connection with the prior sale of $1,400,000 of its preferred stock to the Company.

EchoCath filed an answer to the complaint, denying the allegations and asserting a counterclaim against the Company seeking its costs and expenses in the action. EchoCath also filed a motion to dismiss the complaint. During October 1998, the complaint was dismissed by the District Court. The Company is considering an appeal of the decision. The Company believes that EchoCath's counterclaim and request for reimbursement of its costs and expenses is without merit. As a result, the Company has not accrued for such costs and expenses at December 31, 1998. In the opinion of management, the ultimate resolution of the counterclaim will not have a material adverse impact of the Company's financial condition or results of operations. The Company cannot determine the outcome of the EchoCath litigation at this time.

12.  STOCKHOLDERS' EQUITY
COMMON STOCK
The Company is authorized to issue 25,000,000 shares of common stock, no par value, $.001 stated value per share, of which a total of 9,872,417 and 7,599,917 shares were outstanding at December 31, 1998 and 1997, respectively.

On April 9, 1998, the Company sold and issued 2,250,000 shares of its common stock to six institutional investors (the "Investors") at a price of $2.25 per share. The gross proceeds of the offering were $5,062,500 before deducting offering expenses of approximately $401,000. The Company intends to use the net proceeds from the sale of the Shares for working capital purposes.

The Company granted the Investors certain registration rights with respect to the Shares pursuant to a Registration Rights Agreement. The Company filed a shelf registration statement on Form S-3 covering all of the Shares. During July 1998, the Securities and Exchange Commission declared the registration statement effective.

On June 1, 1998, four non-employee holders of non-plan stock options to purchase 22,500 common stock of the Company exercised their options at $1.33 per share.

PREFERRED STOCK
The Company is authorized to issue 5,000,000 shares of undesignated preferred stock, no par value per share. The Board of Directors has the authority to issue preferred stock in one or more classes, to fix the number of shares constituting a class and the stated value thereof, and to fix the terms of any such class, including dividend rights, dividend rates, conversion or exchange rights, voting rights, rights and terms of redemption, the redemption price and the liquidation preference of such shares or class. At December 31, 1998 and 1997, the Company had no shares of preferred stock outstanding.

STOCK OPTIONS
1995 LONG TERM INCENTIVE PLAN
During July 1997, the Board of Directors approved an amendment to increase the number of shares of common stock issuable under the 1995 Long Term Incentive Plan (the "1995 Incentive Plan") from 400,000 to 700,000. The amendment was approved by the shareholders at the Annual Meeting of Shareholders held on October 30, 1997. A total of 700,000 shares of Common Stock are available for issuance under the 1995 Incentive Plan and options for 712,610 shares of Common Stock, at an exercise price of $2.00 to $3.00 per share, have been granted and are outstanding as of December 31, 1998. The Board of Directors has approved an increase in the number of shares issuable under the Plan from 700,000 to 1,000,000. This amendment is subject to shareholder approval. The 1995 Incentive Plan provides for grants of "incentive" and "non-qualified" stock options to employees of the Company. Options under this plan have a term up to ten years and vest over a period as determined by the Board of Directors. The 1995 Incentive Plan will terminate on November 30, 2005, unless earlier terminated by the Board of Directors.

During 1998, the Company issued options to purchase 392,000 shares of common stock under the 1995 Incentive Plan. The exercise prices of these options range from $2.00 to $3.00 per share. The options granted in 1998 have terms of five years and vest over varying periods.

REPRICING
In April 1998, the Company cancelled 139,000 shares of options, which had been granted to employees in 1996 and 1997, with exercise prices of $4.75 and $5.50. The shares were reissued at an exercise price of $3.00. The vesting periods were reset for each employee.

The shares were reissued at the fair market value on the date of re- issuance. Thus, the Company did not record compensation expense related to these shares. The re-issued shares were included in the calculation of pro-forma compensation expense, as required by SFAS 123.

1995 DIRECTOR OPTION PLAN
The Company's 1995 Director Option Plan (the "1995 Director Plan") was adopted by the Board of Directors and the shareholders in November 1995. A total of 360,000 shares of common stock of the Company are available for issuance under the 1995 Director Plan and options for 228,000 shares of common stock, at exercise prices ranging from $2.00 to $3.00 per share, are outstanding as of December 31, 1998. The 1995 Director Plan provides for grants of director options to eligible directors of the Company and for grants of advisor options to eligible members of the Scientific Advisory Board of the Company. Each of the director options and the advisor options are exercisable at the rate of 1,000 shares per month, commencing with the first month following the date of grant. The terms of these options range from three to five years. The 1995 Director Plan will terminate on November 30, 2005, unless earlier terminated by the Board of Directors.

At December 31, 1998 and 1997, the Company had 1,724,610 and 1,479,500 shares, respectively, of common stock reserved for stock options. All stock options granted by the Company, except for an option to purchase 210,000 shares of Common Stock at $.10 per share granted to Dr. Alt in connection with the license of the ALERT{*} technology (the "Alt Option"), were granted at exercise prices not less than the current fair market value of the Company's Common Stock on the date of grant, as determined by the Board of Directors or the fair market value on the date of grant for options issued after the Company's initial public offering. During 1995, the Company expensed the difference between the fair market value of the Alt Option as of the date of grant and the actual exercise price of the Alt Option as acquired research and development expense.

Information relating to stock options is as follows:

                                                               OPTION              Weighted
                                        NUMBER OF               PRICE               Average
                                         OPTIONS                RANGE           Exercise Price

Outstanding  at December 31, 1996        1,443,500         $ .10 - $5.50            $2.16
     Granted                               232,000         $2.00 - $4.75            $3.78
     Exercised                              -                    -                    -
     Canceled                            (196,000)         $2.00 - $5.50            $5.31
                                        ----------
Outstanding  at  December 31, 1997       1,479,500         $ .10 - $4.75            $2.06
                                        ----------
     Granted - original                    392,110         $1.75 - $3.00            $2.83
     Granted - reloaded                    139,000                 $3.00            $3.00
     Exercised                            (22,500)                 $1.33            $1.33
     Canceled                            (139,000)         $4.75 - $5.50            $4.75
     Expired                             (124,500)         $1.33 - $2.00            $1.98
                                        ----------
Outstanding  at  December 31, 1998       1,724,610         $1.75 - $3.00            $2.12
                                        ----------
Exercisable  at  December 31, 1998       1,066,944         $ .10 - $3.00            $1.76
                                        ==========

The Company accounts for its stock options issued to employees and nonemployee directors based upon the "intrinsic value" method set forth in APB 25. Had compensation costs for the Company's stock option plans been determined consistent with SFAS 123, the Company's pro-forma net loss and loss per share for 1998 and 1997 would have been as follows:

                                         1998                 1997

          Reported net loss           ($4,511,014)        ($4,863,657)
                                      ============        ============
          Reported Basic/Diluted
          loss per share                   $ (.49)         $     (.64)
                                      ============        ============

          Pro-forma net loss          ($4,693,373)        ($4,961,077)
                                      ============        ============
          Pro-forma Basic/Diluted
          loss per share               $     (.51)         $     (.65)
                                      ============        ============

Under SFAS 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions in 1998 and 1997, respectively:

                                               1998           1997
                                             ---------      --------

          Risk free interest rate               5.54%         6.5%
          Expected life                        5 years       5 years
          Expected volatility                   50%          50%
          Weighted average fair value
          of options granted during
          the year
                                               $3.00         $1.40

13.  MAJOR CUSTOMERS
Revenue from a Research Support Grant to the Company by a not for profit charitable foundation accounted for approximately 9% of total sales for the year ended December 31, 1997. No customer accounted for in excess of 10% of total sales during the years ended December 31, 1998 and1997.

14.  INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION
The Company operates in a single industry segment, designing, manufacturing and marketing medical devices. Its sales, operating profits and assets for the past two years have been attributable to this single industry segment.

The Company began operations outside the United States by establishing a US subsidiary, EP MedSystems UK with a United Kingdom branch office, in January 1997. Of the $601,000 of identifiable assets in Europe at December 31, 1997, $408,000 was accounts receivable. European accounts receivable are derived principally from sales in the United Kingdom.

The following table sets forth product sales by geographic segment as of December 31,:

                                           1998               1997
                                        ----------         ----------
          United States                 $5,112,000         $2,356,000
          Europe/Middle East             1,010,000          1,077,000
          Asia and Pacific Rim           1,196,000            212,000
          Other                            142,000              4,000
                                        ----------         ----------
                                        $7,460,000         $3,649,000
                                        ==========         ==========

15.  EMPLOYEE BENEFIT PLAN
During 1997, the Company established an employee 401(k)-salary deferral plan that allows contributions by all eligible full time employees. Eligible employees may contribute up to 15% of their respective compensation, subject to statutory limitations, and the Company may match a percentage of employee contributions at the discretion of the Board of Directors. During the year ended December 31, 1998, no matching contributions were made to the plan. The Company made matching contributions to eligible employees in the plan of approximately $47,366 for the year ended December 31, 1997.

16.  INCOME TAXES
As a result of losses incurred during the years, there is no provision for income taxes in the accompanying financial statements. The Company has established a full valuation allowance against its net deferred tax assets as realizability of such assets is predicated upon the Company achieving profitability. The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets consist of the following:
                                                    1998                1997
                                                ------------       -------------
          Allowance for doubtful accounts       $     39,000       $     30,000
          Inventory reserves                          59,000             59,000
          Intangible asset amortization                3,000              3,000
          Depreciation                                41,000             36,000
          Accrued liabilities                        181,000            239,000
          Net operating loss carryforwards         4,433,000          3,150,000
          Research and development credit                 --             72,000
          Write-down of EchoCath investment          560,000                 --
                                                ------------       -------------
                                                   5,316,000          3,589,000
          Less: Valuation allowance               (5,316,000)        (3,589,000)
                                                ------------       -------------
                                                $         --       $         --
                                                ------------       -------------

On December 31, 1998 and 1997, the Company had approximately $11,082,000 and $7,850,000, respectively, of net operating loss carryforwards available to offset future income. These carry forwards expire between 2008 and 2013. Due to ownership changes that occurred during 1995 and 1996, as defined by Section 382 of the Internal Revenue Code, the Company is limited to the use of net operating losses generated prior to the changes in ownership in each year following the changes in ownership.

A reconciliation of the Company's effective tax rate is as follows:

                                              YEAR ENDED DECEMBER 31,
                                            1998                  1997

          Federal tax (benefit)            (34.0%)               (34.0%)
          State tax benefit, net of
          Federal tax effect                (6.0)                 (6.0)

          Valuation allowance               40.0                  40.0
                                          --------               -------
                                              --                    --
                                          ========               =======

17.  SUBSEQUENT EVENT
During March 1999, the Company entered into two debt agreements with a bank: a $2,000,000 revolving note agreement ("revolver") and a $500,000 term note.

The proceeds of the revolver are intended to fund working capital purposes. Borrowings bear interest at either the bank's Prime Rate plus 1/2 % or LIBOR plus 3%. A facility fee is payable quarterly on the average unused commitment at a rate of 3/4 %.

The purpose of the term note is to fund the purchase of 7,500 square feet of manufacturing and warehouse space at ProCath and building improvements. Interest is payable monthly in arrears at either Prime plus 3/4 % or LIBOR plus 3 1/4 %. Principle is payable commencing January 2000 in 48 equal monthly installments under a 15 year amortization schedule with a balloon payment due in December 2004.

The Company is required to maintain certain financial ratios, and meet certain net worth and indebtedness tests. The debt is collateralized by a first priority lien on all corporate assets. The agreement also prohibits the Company from incurring certain additional indebtedness, limits investments, advances or loans and restricts substantial asset sales, capital expenditures and cash dividends.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EP MEDSYSTEMS, INC.
/s/  DAVID A. JENKINS                                       MARCH 31, 1999
     David A. Jenkins, Chairman, President and
     Chief Executive Officer

IN ACCORDANCE WITH THE SECURITIES EXCHANGE ACT, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

            SIGNATURE                                               DATE

/s/  DAVID A. JENKINS                                       MARCH 31, 1999
     David A. Jenkins, Chairman, President and
     Chief Executive Officer
     (Principal Executive Officer)

/s/  JOSEPH M. TURNER                                       MARCH 31, 1999
     Joseph M. Turner, Chief Financial Officer
     and Secretary (Principal Accounting
     Officer)

     -----------------------------------------              ----------------
     David W. Mortara, Ph.D.
     Director

/s/  ANTHONY J. VARRICHIO                                   MARCH 31, 1999
     Anthony J. Varrichio
     Director

/s/  JOHN E. UNDERWOOD                                      MARCH 31, 1999
     John E. Underwood
     Director

                              EXHIBIT INDEX

          Exhibit
          NUMBER                        DESCRIPTION

          3.1       Amended and Restated Certificate Incorporation (1)

          3.2       Bylaws, as amended (1)

          4.1 Common Stock Purchase Agreement, dated April 9, 1998, between the Company and each of the Selling Security Holders (4)

          4.2 Registration Rights Agreement, dated April 9, 1998, between the Company and each of the Selling Security Holders (4).

          10.6*     Employment Agreement dated as of
                    March 1, 1993 between EP Medical, Inc. and David A. Jenkins, as amended (1)

          10.7* Employment Agreement dated as of November 6, 1993 between EP Acquisition Corp. and Joseph C. Griffin, III (1)

          10.8*     1995 Director Option Plan (1)

          10.10 License Agreement dated as of November 1, 1995 between EP Medical, Inc. and Dr. Eckhard Alt, as amended (1)

          10.11 Consulting Agreement dated as of February 1, 1996 between EP Medical, Inc. and Raman Mitra (1)

          10.12 License Agreement dated as of November 1, 1995 between EP Medical, Inc. and Sanjeev Saksena (1)

          10.14* Investment Agreement dated April 22, 1994 among EP Medical, Inc., David Jenkins, Anthony Varrichio, William Winstrom and American Medical Electronics, Inc. (1)

          10.15 Letter Agreement dated December 15, 1995 between EP Medical, Inc. and Rudiger Dahle (1)

          10.16 Investment Agreement dated January 16, 1996 among EP Medical, Inc., Rudiger Dahle, Anthony Varrichio and William Winstrom (1)

          10.22 Master Manufacturing Agreement dated April 16, 1996 between EP MedSystems and Hi-Tronics Designs, Inc. (1)

          10.25 Exclusive Rights Agreement dated May 26, 1996 between EP MedSystems and Spire Corporation (1)

          10.26     Letter Agreement dated April 12,
                    1996 between EP MedSystems, Inc. and Hi-Tronics Designs, Inc. relating to the TeleTrace IV Receiver (1)

          10.27 Consulting Agreement dated as of May 24, 1996 between EP MedSystems, Inc. and Elliott Young and Associates Inc., as amended and restated.(1)

          10.28 Stock Option Agreement dated August 31, 1995 between EP MedSystems, Inc. and Tracey E. Young, as amended (1)

          10.29 Registration Rights Agreement dated as of May 24, 1996 between EP MedSystems, Inc. and Tracey E. Young (1)

          10.30 Exclusive License Agreement dated February 27, 1997 between EP MedSystems, Inc. and EchoCath, Inc. (2)

          10.31 Subscription Agreement dated February 27, 1997 between EchoCath, Inc. and EP MedSystems, Inc. (2)

          10.32*    Amended 1995 Long Term Incentive Plan (3)

          10.33 Agreement of Lease dated August 25, 1997 between EP MedSystems, Inc. and Provident Mutual Life Insurance Company, as landlord (5)

          16        Letter of Changes in Registrant's
                    Certifying Accountants (6)

          21        List of Subsidiaries

          27        Financial Data Schedule (7)



               * Denotes management contract or compensatory plan or arrangement

               (1) Incorporated by reference to the exhibit of the same number previously filed with the Commission in connection with the Company's Registration Statement on Form SB-2 and Pre-Effective Amendments No.1 and 2 thereto.

               (2) Incorporated by reference to the exhibit of the same number previously filed with the Commission on Form 10-KSB for the year ended December 31, 1996.

               (3) Incorporation by reference to exhibit A previously filed with the Commission in the Company's Proxy Statement for the year ended December 31, 1996.

               (4) Incorporated by reference to the exhibit of the same number previously filed with the Commission in connection with the Company's Current Report on Form 8-K dated April 14, 1998.

               (5) Incorporated by reference to the exhibit of the same number previously filed with the Commission in connection with the Company's Form 10-KSB for the year ended December 31, 1997.

               (6) Incorporated by reference to the exhibit of the same number previously filed with the Commission in connection with the Company's Current Report on Form 8-K dated August 25, 1998.

               (7)  EDGAR Filing Only.