Form 10QSB
period 1999-03-31
EP MEDSYSTEMS INC
filed 1999-05-14
CIK 1012394

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:     March 31, 1999

                                       OR

( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to  __________

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

Check whether the issuer (1) has filed all reports required to be filed bySection 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. _X_Yes ___No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par value, 9,872,417 shares outstanding at May 8, 1999.


Transitional Small Business Disclosure Format:       Yes___     No  _X_

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



PART I. -- Financial INFORMATION                                       Page
                                                                    -----------

     Item 1.   Financial Statements

               Consolidated Balance Sheet at March 31, 1999
               (unaudited)                                                 3

               Consolidated Statements of Operations for three months
               ended March 31, 1999 and 1998(unaudited)                    4

               Consolidated Statements of Cash Flows for three months
               ended March 31, 1999 and 1998 (unaudited)                   5

               Notes to Consolidated Financial Statements (unaudited)    6-7

     Item 2.   Management's Discussion and Analysis or Plan of
               Operation                                                7-12


PART II -- OTHER INFORMATION

     Item 1.     Legal Proceedings                                        12

     Item 2.     Changes in Securities and Use of Proceeds                12

     Item 3.     Defaults Upon Senior Securities                          13

     Item 4.     Submission of Matters to a Vote of Secure                13

     Item 5.     Other Information                                        13

     Item 6.     Exhibits and Reports on Form 8-K                         13

     Signatures                                                           14

     Exhibit Index                                                        14

PART I.-- FINANCIAL INFORMATION

Item 1.  Financial Statements

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                    March 31,
ASSETS                                                                1999
                                                                   -------------
Current assets:                                                    (unaudited)
   Cash and cash equivalents                                    $     1,691,504
   Short-term investments                                               729,351
   Accounts receivable, net of allowances for
        Doubtful accounts of $99,275                                  2,362,435
   Inventories                                                        1,828,321
   Prepaid expenses and other current assets                            135,782
                                                                   -------------
          Total current assets                                        6,747,393
Property and equipment, net                                           1,289,519
Intangible assets, net                                                  543,388
Other assets                                                              9,423
                                                                   -------------
          Total assets                                           $    8,589,723
                                                                  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                              $      796,237
   Payables due to related parties                                      445,744
   Accrued expenses                                                     432,939
   Deferred revenue                                                      82,500
   Customer deposits                                                     46,572
   Current portion of long-term debt                                     47,514
                                                                    ------------
          Total  current liabilities                                  1,851,506
   Long-term debt, less current portion                                 475,000
                                                                    ------------
          Total liabilities                                       $   2,326,506
                                                                    ------------
Commitments and contingencies
Shareholders' equity:
   Preferred Stock, no par value, 5,000,000 shares
         authorized, no shares issued and outstanding                        --
   Common stock, $.001 stated value, 25,000,000
         shares authorized, 9,872,417 shares issued
         and outstanding                                                  9,872
   Additional paid-in capital                                        21,432,375
   Accumulated deficit                                              (15,179,030)
                                                                   -------------
          Total shareholders' equity                                  6,263,217
                                                                   =============
          Total liabilities and shareholders' equity              $   8,589,723
                                                                   =============

               The accompanying notes are an integral part of these statements.

                       EP MEDSYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                              For the Three Months Ended
                                             March 31,              March 31,
                                               1999                   1998
                                           --------------         --------------

Sales                                     $    2,534,411         $    1,454,609
Cost of products sold                          1,193,166                886,806
                                           --------------         --------------
      Gross profit                             1,341,245                567,803

Operating costs and expenses:
   Sales and marketing expenses                1,070,547                699,786
   General and administrative expenses           597,579                348,267
   Research and development expenses             444,737                349,351
                                           --------------         --------------
      Loss from operations                      (771,618)              (829,601)

Interest income, net                               27,54                 34,215
                                          ===============         ==============
      Net loss                           $      (744,071)        $     (795,386)
                                          ===============         ==============

Basic loss per share                     $         (0.08)        $         (.10)
                                          ===============         ==============

Diluted loss per share                   $         (0.08)        $         (.10)
                                          ===============         ==============

Weighted average shares outstanding
used to compute basic and diluted
loss per share                                 9,872,417              7,599,917
                                          ===============         ==============












        The accompanying notes are an integral part of these statements.

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                 For the Three Months Ended
                                               March 31,            March 31,
                                                 1999                 1998
                                             --------------      --------------
Cash flows from operating activities:
 Net loss                                    $   (744,071)           (795,386)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization                    57,974              67,028
 Changes in assets and liabilities:
  (Increase) in accounts receivable               (56,937)           (129,488)
  (Increase) decrease in inventories              (27,630)             98,962
  Decrease (increase) in prepaid and other
   current assets                                  16,113             (35,381)
  Decrease in other assets                         10,000              32,801
  Increase in payables due to related parties     256,955              18,569
  Increase in accounts payable                     23,598               5,782
  (Decrease) in accrued expenses, deferred
    revenue and customer deposits                (150,078)           (253,769)
                                             --------------      --------------
    Net cash used in operating activities    $   (614,076)           (990,882)
                                             --------------      --------------

Cash flows from investing activities:
 Proceeds of held to maturity investments              --             759,937
 Patent costs                                          --             (20,541)
 Capital expenditures                            (534,851)            (58,866)
                                             --------------      --------------
    Net cash provided by investing
     activities                              $   (534,851)            680,530
                                             --------------      --------------

Cash flows from financing activities:
 Net borrowings under note payable                507,500                  --
                                             --------------      --------------
    Net cash provided by financing
     activities                              $    507,500                  --
                                             --------------      --------------

Net (decrease) in cash and cash
 equivalents                                     (641,427)           (310,352)
Cash and cash equivalents, beginning of
 period                                         2,332,931             752,068
                                             --------------      --------------
Cash and cash equivalents, end of period     $  1,691,504             441,716
                                             ==============      ==============


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

The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1998 filed with the Securities and Exchange Commission.

Note 2. Net Loss Per Common Share
Effective for the year ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). The Company's basic and diluted earnings per share are equal, due to the exclusion of common stock equivalents, which would make the earnings per share calculations anti-dilutive.

Note 3.  Inventories
Inventories consist of the following:
                                        March 31, 1999
     Raw materials                        $   941,825
     Work in process                           46,621
     Finished goods                           839,875
                                        --------------
                                          $ 1,828,321
                                        ==============



Note 4. Long-Term Debt

Effective March 31, 1999, the Company entered into two debt agreements with a bank: a $2,000,000 revolving line of credit ("revolver") and a $500,000 term note.

The proceeds of the revolver, when drawn down are intended to fund future working capital needs. Borrowings bear interest at either the bank's Prime Rate plus 1/2% or LIBOR plus 3%. A facility fee is payable quarterly on the average unused commitment at a rate of 3/4%.

The purpose of the term note is to fund the purchase of 7,500 square feet of manufacturing and warehouse space at the Company's ProCath subsidiary and building improvements. Interest is payable monthly in arrears at either Prime plus 3/4% or LIBOR plus 3 1/4%. Principal is payable commencing January 2000 in 48 equal monthly installments under a 15 year amortization schedule with a balloon payment due in December 2004.

The Company is required to maintain certain financial ratios, and meet certain net worth and indebtedness tests. The debt is collateralized by a first priority lien on all corporate assets. The agreement also prohibits the Company from incurring certain additional indebtedness, limits investments, advances or loans and restricts substantial asset sales, capital expenditures and cash dividends.

Item 2. Management's Discussion and Analysis or Plan of Operation

Overview

The Company was incorporated in New Jersey in January 1993 and operates in a single industry segment. The Company develops, manufactures, markets and sells a line of products for the cardiac electrophysiology ("EP") market used to diagnose, monitor and treat irregular heartbeats known as arrhythmias. Since inception, the Company has acquired technology, has developed new products and has begun marketing various electrophysiology products, including the EP WorkMate[REGISTERED] electrophysiology workstation, the EP-3[TRADEMARK] Stimulator, diagnostic electrophysiology catheters, internal cardioversion catheters and related disposable supplies.

The Company has developed a new product for internal cardioversion of atrial fibrillation known as the ALERT[REGISTERED] System, which uses a patented electrode catheter to deliver measured, variable, low energy electrical impulses directly to the inside of the heart in order to convert atrial fibrillation to a normal heart rhythm. The ALERT[REGISTERED] System is not approved for sale in the United States, but is currently undergoing clinical trials. The Company intends to market a full family of internal cardioversion catheters around the ALERT[REGISTERED] platform.

The Company has also developed an intracardiac ultrasound product line including the ViewMate[TRADEMARK] ultrasound imaging console and U-View[TRADEMARK] deflectable intracardiac imaging catheter. These products are designed to improve a physician's ability to visualize inside the chambers of the heart, including the internal anatomy of the heart. The Company believes that the ViewMate[TRADEMARK] and U-View[TRADEMARK] may play an important role as new and effective treatment options are developed for the treatment of complex cardiac arrhythmias, including ventricular tachyarrhythmia and atrial fibrillation. The

Company's ultrasound products are not approved for sale and the Company does not
anticipate   receiving   approval   to   sell   the    ViewMate[TRADEMARK]    or
U-View[TRADEMARK] for at least several months, if approved at all.

Forward-Looking Statements
This report contains certain statements of a forward-looking nature relating to such matters as anticipated financial and operational performance, business prospects, technological developments, results of clinical trials, new products, research and development activities and similar matters. Stockholders are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, prospective investors should specifically consider the various factors effecting the industry and economy generally, as well as those identified in this report and in the Company's other reports filed with the Securities and Exchange Commission, which could cause actual results to differ materially from those indicated by such forward-looking statements.

RESULTS OF OPERATIONS

Three months ended March 31, 1999 compared to three months ended March 31, 1998

Sales increased $1,080,000 (or 74%) in the three months ended March 31, 1999 as compared to the prior period in 1998. The majority of the increase in revenue in the quarter resulted from increased sales of the EP WorkMate[REGISTERED], which represented a substantial percentage of sales during the three-month period in 1999. The Company also realized increased sales of certain of its catheter products during the period.

The level of sales for the remaining nine months of 1999 will depend materially on sales of the EP WorkMate[REGISTERED] and diagnostic catheters and the ability of the Company's direct sales force and network of international independent distributors to effectively market and sell the Company's existing products. The ALERT[REGISTERED] System is currently undergoing clinical trials and is not approved for sale in the United States. The ALERT[REGISTERED] System has been introduced for sale in Europe. However, the Company cannot accurately determine the sales level of the ALERT[REGISTERED] System for the remaining quarters in 1999 at this time or when it will be available at all in the United States. The Company expects the ALERT[REGISTERED] System to contribute a greater proportion of revenues in the second half of 1999 and beyond.

Cost of products sold increased $306,000 (or 35%) due to the 74% increase in sales for the three months ended March 31, 1999 as compared to 1998. Gross profit on sales for the three months ended March 31, 1999 was $1,341,000 (or 53% as a percentage of sales), as compared with $568,000 (or 39% as a percentage of product sales) for the comparable period in 1998. The Company realized an increase in gross profit on sales of existing products during first quarter 1999 primarily due to increased sales of the EP WorkMate, which currently yields a higher gross margin than certain of the Company's other products. The Company hopes to improve its overall gross profit percentage as sales of the ALERT[REGISTERED] System and other catheter products increase, which may offset the fixed costs associated with maintaining a catheter manufacturing operation.

Sales and marketing expenses increased $371,000 (or 53%), but decreased as a percentage of revenue from product sales from 48% to 42% in the three months ended March 31, 1999 as compared to 1998. The dollar increase during first quarter 1999 was primarily due to the impact of expanding the domestic sales force from 6 employees as of March 31, 1998 to 9 employees as of March 31, 1999 and the increase in travel, trade show related expenses, product promotion and physician educational materials in support of its sales efforts. The international distribution network is currently supported by a team of direct international sales and marketing professionals, international field clinical engineers and administrative support personnel.

General and administrative expenses increased $249,000 (or 72%) and remained at 24% of sales revenue in the three months ended March 31, 1999 as compared to 1998. The increase during first quarter 1999 was due to increased personnel, occupancy and other administrative costs necessary to support the increased operations. It is anticipated that these expenses may decline as a percentage of revenues as incremental sales are generated.

Research and development expenses increased $95,000 (or 27%)%), but decreased as a percentage of revenue from product sales from 23% to 18% in the three months ended March 31, 1999 as compared to 1998. in the three months ended March 31, 1999 as compared to 1998. During the three months ended March 31, 1999, the Company incurred research and development expenses in connection with ongoing development efforts on existing products, including the EP WorkMate[REGISTERED], costs associated with the clinical trials for the ALERT[REGISTERED] System, development costs and costs of preparing regulatory submissions for the new ultrasound imaging product line, as well as costs associated with several new products under development. The Company expects that research and development expenses are likely to increase in future periods, in part due to ongoing expenses related to the ALERT[REGISTERED] System clinical trials, new product development activities and regulatory applications aimed at gaining approval to sell other new products.

The net loss for the three months ended March 31, 1999 was $744,000 as compared to a net loss of $795,000 during the comparable period in first quarter 1998. The basic and diluted loss per share for the three months ended March 31, 1999 was $0.08 per share as compared to $.10 in first quarter 1998.

Liquidity and Capital Resources

Since inception, the Company's expenses have exceeded its sales, resulting in an accumulated deficit of approximately $15,179,000 at March 31, 1999.

The Company entered into two financing arrangements in March of 1999 with a bank: a $2,000,000 revolving line of credit and a $500,000 term loan. Management believes that its current liquidity position will be sufficient to meet the needs of the Company until at least March 31, 2000. In the event that it cannot generate additional capital funds during 1999, the Company believes that it can reduce non-core related expenditures, which will allow it to continue in its operations for a significant period.

Net cash used in operating activities for the three months ended March 31, 1999 decreased $377,000 (or 38%) as compared to 1998. The net use of cash in operations during first quarter 1999 was primarily due to the Company's loss from operations. Payables to related parties increased $257,000 due to an increase in purchases of components for the Alert[REGISTERED] System. Payments to related parties are made on terms similar to those of other suppliers. Accrued expenses payable decreased by $150,000.

Capital expenditures, were $535,000 during first quarter 1999 as compared to $59,000 in first quarter 1998. During February 1999, the Company purchased an additional 7,500 square feet of manufacturing and warehouse space at ProCath for a purchase price of approximately $400,000. Costs to prepare the space for intended use are estimated to be $100,000. This purchase was financed via a $500,000 term loan executed subsequent to December 31, 1998. The purchase provided for expansion of the existing manufacturing operations, additional warehousing, shipping and quality assurance activities and relocation of ProCath's administrative offices.

Net borrowings under note payable increased $508,000 as compared to first quarter 1998 due to the proceeds the Company received from the $500,000 term loan.

As of the date of this Report on Form 10-QSB, the Company does not have any other material commitments for capital expenditures. However, the Company expects to purchase capital equipment and to expand its manufacturing and assembly capabilities as it continues to grow. The Company leases office and manufacturing space and certain office equipment under operating leases.

During February 1997, the Company licensed the rights to several ultrasound technologies from EchoCath, for use in the field of electrophysiology. The agreement with EchoCath calls for the Company to make payments totaling up to a maximum of $700,000, in four installments, as certain development milestones and initial sales are achieved on the EchoMark and EchoEye technologies. One of the milestones calls for a $400,000 payment payable upon the completion of a development program for the EchoEye. This milestone was only payable in the event that the development was completed by September 30, 1998. To the best of the Company's knowledge, the milestone was not achieved and no milestone payments are accrued or payable to EchoCath as of March 31, 1999.

The Company expects its operating losses to continue in the near future as it will continue to expend substantial funds for research and development, clinical trials in support of regulatory approvals, increased manufacturing capacity and expansion of sales and marketing activities. The amount and timing of future losses will be dependent upon, among other things, increased sales of the Company's existing products, clinical approval and market acceptance of the ALERT[REGISTERED] System and developmental, regulatory and market success of new products under development. There can be no assurance that any of the Company's development projects will be successful or that if development is successful, that the products will generate any sales. Based upon its current plans and projections, the Company believes that its existing capital resources will be sufficient to meet its anticipated capital needs for at least the next twelve months.

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

The Year 2000 issue can also affect products sold by the Company, particularly the EP WorkMate[REGISTERED] and ALERT[REGISTERED] Companion. The Company has performed an assessment of its products and, as a result of this review, believes that it has substantially identified and resolved the potential Year 2000 issues with these products. However, the Company also believes that it is not possible to determine with complete certainty that all Year 2000 issues affecting the Company's products have been identified or corrected due to the complexity of these products and the fact that these products interact with other third party products or operate on computer systems which are not under the Company's control.

The Company believes that its greatest Year 2000 risk for disruption to its business is the potential noncompliance of third parties. In this regard, the Company has initiated communications with its vendors, major customers and service providers in order to determine the extent to which the Company's business is vulnerable to the third parties' failure to make their systems Year 2000 compliant. Since the Company has no control over the actions of these third parties, there can be no assurance that these third parties will resolve any or all Year 2000 issues. Any failure of these third parties to resolve Year 2000 issues in a timely manner could have a material adverse effect on the Company's financial condition and results of operations.

The Company currently does not have a contingency plan in the event that particular systems, including the systems of material third parties, are not Year 2000 compliant. It is intended that such a plan will be developed if it becomes clear that the Company is not going to achieve its scheduled compliance objectives. Although no assurance can be given that there will be no interruption of operations as a result of the Year 2000 issue, the Company believes and assuming that third parties with whom the Company has material business relationships successfully remediate their own Year 2000 issues) that it has reasonably assessed its systems in order to ensure that the Company will not suffer any material adverse effect from the Year 2000 issue. Though the Company has used and will continue to use internal resources to resolve its Year 2000 issues, the Company may retain third party consultants to assist in this regard.

Costs specifically associated with Year 2000 compliance are expensed as incurred. To date, the Company has not spent a material amount on this project. The Company does not expect the total costs relating to Year 2000 compliance to have a material effect on the Company's results of operations or financial condition. However, the total costs that the Company will incur in connection with the Year 2000 issue will be influenced by (i) its ability to successfully identify Year 2000 issues, (ii) the nature and amount of programming required to remediate the issues, (iii) the related labor and/or consulting costs for such remediation and (iv) the ability of third parties with whom the Company has business relationships to successfully address their own Year 2000 concerns. These and other unforeseen factors could have a material adverse effect on the Company's results of operations or financial condition.




PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

During October 1997, the Company filed a lawsuit against EchoCath in the United States District Court for the District of New Jersey alleging, among other things, that EchoCath made fraudulent misrepresentations and omissions in connection with the prior sale of $1,400,000 of its preferred stock to the Company.

EchoCath filed an answer to the complaint, denying the allegations and asserting a counterclaim against the Company seeking its costs and expenses in the action. EchoCath also filed a motion to dismiss the complaint. During October 1998, the complaint was dismissed by the District Court. The Company is appealing the decision. The Company believes that EchoCath's counterclaim and request for reimbursement of its costs and expenses is without merit. As a result, the Company has not accrued for such costs and expenses at March 31, 1999. In the opinion of management, the ultimate resolution of the counterclaim will not have a material adverse impact of the Company's financial condition or results of operations. The Company cannot determine the outcome of the EchoCath litigation at this time.

Item 2. Changes in Securities

None.


Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.


Item 6. Exhibits and Reports on Form 8-K


  (a)     Exhibits
               The following exhibits will be filed as part of this Form 10-QSB:

               Exhibit 10.34 Loan and Security Letter Agreement dated March 31, 1999 between Fleet National Bank and the Company
               Exhibit 27            Financial Data Schedule (SEC filing only)

  (b)     Reports on Form 8-K
                    None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       EP MEDSYSTEMS, INC.
                                           (Registrant)

Date: May 11, 1999         By:  /s/ David A. Jenkins
                                    David A. Jenkins
                                    President and Chief Executive Officer

Date: May 11, 1999         By:  /s/ Joseph M. Turner
                                    Joseph M. Turner
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)






                                  EXHIBIT INDEX

Exhibit
Number              Description of Exhibit
-------------       -------------------------------------------

Exhibit 10.34 Loan and Security Letter Agreement dated March 31, 1999 between Fleet National Bank and the Company

Exhibit 27          Financial Data Schedule
                    (SEC filing only)

                                 EXHIBIT 10.34

                               EP MEDSYSTEMS, INC.
                                100 Stierli Court
                        Mount Arlington, New Jersey 07856



                                 March 31, 1999


Fleet National Bank
One Federal Street, 7th Floor
Boston, MA 02110

Ladies and Gentlemen:

     This Loan and Security Letter Agreement (the "Letter Agreement") will set forth certain understandings between EP MedSystems, Inc., a New Jersey corporation (the "Borrower") and Fleet National Bank (the "Bank") with respect to Revolving Loans and Term Loans (each as hereinafter defined) which may be made by the Bank to the Borrower and with respect to letters of credit which may hereinafter be issued by the Bank for the account of the Borrower. In consideration of the mutual promises contained herein and in the other documents referred to below, and for other good and valuable consideration, receipt and sufficiency of which are hereby acknowledged, the Borrower and the Bank agree as follows:

     I.   AMOUNTS AND TERMS

     1.1 Reference to Documents. Reference is made to: (i) that certain $2,000,000 face principal amount revolving promissory note (the "Revolving Note") of even date herewith made by the Borrower and payable to the order of the Bank; (ii) that certain $500,000 face principal amount term promissory note (the "Term Note") of even date herewith made by Borrower and payable to the order of the Bank; (iii) the Disclosure Schedule to this Letter Agreement of even date herewith; and (iv) the Closing Agenda, of even date herewith.

     1.2 Revolving Loans; Revolving Note. Subject to the terms and conditions hereinafter set forth, the Bank will make loans ("Revolving Loans") to the Borrower, in such amounts as the Borrower may request, on any Business Day prior to the first to occur of (i) the Expiration Date, or (ii) the earlier termination of the within-described revolving financing arrangements pursuant to [SECTION]5.2 or [SECTION]6.7; provided, however, that (1) the aggregate principal amount of Revolving Loans outstanding shall at no time exceed the Maximum Revolving Amount (hereinafter defined) and (2) the Aggregate Revolving Bank Liabilities (hereinafter defined) shall at no time exceed the Borrowing Base (hereinafter defined). Within such limits, and subject to the terms and conditions hereof, the Borrower may obtain Revolving Loans, repay Revolving Loans and obtain Revolving Loans again on one or more occasions. The Revolving

Loans shall be evidenced by the Revolving Note and interest thereon shall be payable at the times and at the rate provided for in the Revolving Note. Overdue principal of the Revolving Loans and, to the extent permitted by law, overdue interest shall bear interest at a fluctuating rate per annum which at all times shall be equal to the sum of (i) four (4%) percent per annum plus (ii) the per annum rate otherwise payable under the Revolving Note (but in no event in excess of the maximum rate from time to time permitted by then applicable law), compounded monthly and payable on demand. The Borrower hereby irrevocably authorizes the Bank to make or cause to be made, on a schedule attached to the Revolving Note or on the books of the Bank, at or following the time of making each Revolving Loan and of receiving any payment of principal, an appropriate notation reflecting such transaction and the then aggregate unpaid principal balance of the Revolving Loans. The amount so noted shall constitute presumptive evidence as to the amount owed by the Borrower with respect to principal of the Revolving Loans. Failure of the Bank to make any such notation shall not, however, affect any obligation of the Borrower or any right of the Bank hereunder or under the Revolving Note.

     1.3 Repayment; Renewal of Revolving Loan Facility. The Borrower shall repay in full all Revolving Loans and all interest thereon upon the first to occur of: (i) the Expiration Date, or (ii) an acceleration under [SECTION]5.2(a) following an Event of Default. The Borrower may repay at any time, without penalty or premium, the whole or any portion of any Revolving Loan. In addition, if at any time the Borrowing Base is in an amount which is less than the then outstanding Aggregate Revolving Bank Liabilities, the Borrower will forthwith prepay so much of the Revolving Loans as may be required (or arrange for termination of such letters of credit as may be required) so that the Aggregate Revolving Bank Liabilities will not exceed the Borrowing Base. The Bank may, at its sole discretion, renew the revolving financing arrangements described in this Letter Agreement by extending the Expiration Date in a writing signed by the Bank and accepted by the Borrower. Neither the inclusion in this Letter Agreement or elsewhere of covenants relating to periods of time after the Expiration Date, nor any other provision hereof, nor any action (except a written extension pursuant to the immediately preceding sentence), non-action or course of dealing on the part of the Bank will be deemed an extension of, or agreement on the part of the Bank to extend, the Expiration Date.

     1.4 Term Loans: Term Note. In addition to the foregoing, the Bank may make one or more loans (the "Term Loans") to the Borrower in an aggregate principal amount up to $500,000. A Term Loan shall be made, no more than once per calendar quarter (except that more than one Term Loan may be made in any calendar quarter provided that any additional Term Loan in any one calendar quarter is in an amount of at least $250,000), in order to finance costs of Qualifying Equipment or Qualifying Real Property acquired by the Borrower within the 90 days preceding the request for such Term Loan, each Term Loan to be in such amount as may be requested by the Borrower; provided that (i) no Term Loan will be made after the earlier of (A) December 31, 1999 or (b) the earlier termination of the within-described term loan facility, pursuant to [SECTION]5.2 or [SECTION]7.7;
(ii) the aggregate original principal amounts of all Term Loans will not exceed $500,000; and (iii) no Term Loan will be in an amount more than 80% of the Fair Market Value of Qualifying Real Property (excluding appraisals, environmental assessments and reports, insurance and other closing costs); or 80% of the invoiced actual costs of the tangible property of equipment and/or fixtures constituting the items of Qualifying Equipment with respect to which such Term Loan is made (excluding taxes, shipping, software, installation charges, training fees and other "soft costs"); or 30% of the invoiced actual costs of software. Prior to the making of each Term Loan, and as a precondition thereto, the Borrower will provide the Bank with: (i) appraisals, environmental assessments and reports, title reports and other information of the relevant Qualifying Real Property or invoices supporting the costs of the relevant Qualifying Equipment; or (ii) such evidence as the Bank may reasonably require showing that the Qualifying Equipment has been delivered to and installed at the Premises, has become fully operational, has been paid for by the Borrower and is owned by the Borrower free of all liens and interests of any other Person (other than the security interest of the Bank provided for herein); or (iii) Uniform Commercial Code financing statements. If needed, reflecting the relevant Qualifying Equipment or Qualifying Real Property with respect to which such Term Loan is being made; and (iv) evidence Satisfactory to the Bank that the Qualifying Equipment or Qualifying Real Property is fully insured against casualty loss, with insurance naming the Bank as secured party and first loss payee. The Term Loans will be evidenced by the Term Note. Interest on the Term Loans shall be payable at the times and at the rate provided for in the Term Note. Overdue principal of any Term Loan and, to the extent permitted by law, overdue interest shall bear interest at a fluctuating rate per annum which at all times shall be equal to the sum of (i) four (4%) percent per annum plus (ii) the per annum rate otherwise payable under the Term Note (but in no event in excess of the maximum rate from time to time permitted by then applicable law), compounded monthly and payable on demand. The Borrower hereby irrevocably authorizes the Bank to make or cause to be made, on a schedule attached to the Term Note or on the books of the Bank, at or following the time of making each Term Loan and of receiving any payment of principal, an appropriate notation reflecting such transaction and the then aggregate unpaid principal balance of the Term Loans. The amount so noted shall constitute presumptive evidence as to the amount owed by the Borrower with respect to principal of the Term Loans. Failure of the Bank to make any such notation shall not, however, affect any obligation of the Bank hereunder or under the Term Note.

     1.5 Principal Repayment of Term Loans. The Borrower shall repay principal of each Term Loan in 47 equal consecutive monthly installments (each in an amount equal to 1/180th of the aggregate principal amount of the Term Loans outstanding at the close of business on December 31, 1999) commencing on January 31, 2000 and continuing on the last Business Day of each month through November 30, 2004 plus a 48th and final payment of all remaining principal and unpaid interest due and payable on December 31, 2004. In any event, the then outstanding principal balance of each Term Loan and all interest then accrued but unpaid thereon shall be due and payable in full no later than December 31, 2004. The Borrower may prepay, at any time, or from time to time, without premium or penalty, the whole or any portion of any Term Loan; provided that each such principal prepayment shall be accompanied by payment of all interest on the sum so prepaid accrued but unpaid to the date of payment. Any partial prepayment of principal of the Term Loans will be applied to installments of principal of the Term Loans thereafter coming due in inverse order of normal maturity. Amounts repaid or prepaid with respect to the Term Loans are not available for reborrowing.

     1.6  Interest Rates and Payment. Interest on the Revolving Loans and on the

Term Loans shall be calculated as follows:

          (a) Except as otherwise provided below in this [SECTION]1.6, interest on the Revolving Loans and on the Term Loans will be payable monthly in arrears as provided in the Notes at a fluctuating rate per annum (the "Floating Rate") which shall at all times be equal to the sum of (i) (A) for the Revolving Loans, one half of one percent (0.50%); or (B) for the Term Loans, there quarters of one percent (0.75%) plus (ii) the Prime Rate as defined in the Notes in effects from time to time (but in no event in excess of the maximum rate permitted by then applicable law), with a change in such rate of interest to become effective on each day when a change in the Prime Rate becomes effective.

          (b) Subject to the conditions set forth herein, the Borrower may elect that all or a portion of any Revolving Loan to be made under [SECTION]1.2 or any Term Loan to be made under [SECTION]1.4 be made as a London Interbank Offered Rate ("LIBOR") Loan at the rate of (i) (A) for a Revolving Loan, three percent (3%); or (B) for a Term Loan, three and one quarter percent (3.25%) plus (ii) 30, 60 or 90 day LIBOR (as the Borrower may select), as provided for in the Notes; that all or any portion of any Floating Rate Loan will be converted to a 30, 60 or 90 day (as the Borrower may select) LIBOR Loan at such rates; and/or that any LIBOR Loan will be continued at the expiration of the Interest Period, as defined herein, as a 30, 60 or 90 day (as the Borrower may select) new LIBOR Loan. As used herein, "Interest Period" shall mean , with respect to each such advance conversion or continuation, the chosen 30,60 or 90 day period commencing on and including the date on which such advance, conversion or continuation is made and ending on and including the date preceding the next succeeding date, when payment of interest is due, or, if such interest payment date should fall within thirty (30) days of the date of such advance, conversion or continuation, the net interest payment date thereafter.

          (c)  A LIBOR Loan election shall be made by the Borrower giving to the

Bank a written or telephonic notice received by the Bank within the time period and containing the information described in the next following sentence (a "LIBOR Borrowing Notice"). The LIBOR Borrowing Notice must be received by the Bank no later than 10:00 a.m. (Boston time) on that day which is two Business Days prior to the date of any such advance conversion or continuation, and must specify: (i) the amount of the LIBOR Loan requested (which shall be $500,000 or an integral multiple of $100,000 in excess of $500,000; (ii) the particular Term Loan(s) or Revolving Loan(s) to be so advanced, converted or continued, as the case may be; and (iii) the proposed commencement date of the relevant Interest Period and its 30, 60 or 90 day duration. The Bank shall determine the LIBOR as quoted to it by leading banks in the London Interbank Eurodollar Market, at or about 5:00 p.m. (London time) on the date a LIBOR Borrowing Notice is received (or, if such date is a banking holiday in London, of the last LIBOR quoted to the Bank), which will be in effect on the date of the advance, conversion or continuation as the case may be (which in any case must be a Business Day) with respect to the Term Loan or Revolving Loan or LIBOR Loan in question, having a maturity date of 30, 60 or 90 days from the date of the advance, conversion or continuation, as the case may be. Each determination of LIBOR by the Bank shall be conclusive evidence, in the absence of manifest error, or such LIBOR and shall be promptly communicated to the Borrower. However, if the Borrower if the Borrower has not delivered a notice to the Bank in a timely manner in accordance with the provisions of this [SECTION]1.6 (c), the Borrower shall be deemed to have chosen to have the interest on such Revolving Loan or Term Loan or LIBOR Loan calculated on the applicable Floating Rate basis. Any LIBOR Borrowing Notice shall, upon receipt by the Bank, become irrevocable and binding on the Borrower, and the Borrower shall, upon demand and receipt of a Bank Certificate with respect thereto, forthwith indemnify the Bank against any loss or expense incurred by the Bank as a result of any failure by the Borrower to borrow any requested LIBOR Loan, including, without limitation, any loss or expense incurred by reason of the liquidation or redeployment of deposits or other funds acquired by the Bank to fund or maintain such LIBOR Loan. Notwithstanding the foregoing, the Bank need not make a LIBOR Loan, convert a Floating Rate Loan to a LIBOR Loan or continue a LIBOR Loan at any time at which there exists an Event of Default.

          (d) Nothing contained herein shall be construed as authorizing the Borrower, with respect to the determination of LIBOR (i) to choose a LIBOR Interest Period in respect of which the Interest Period extends beyond the Expiration Date in the case of Revolving Loans or beyond the due date of the applicable installment in the case of Term Loans; or (ii) to choose an amount for an advance, conversion or continuation amount greater than that permitted under [SECTION]1.2 for Revolving Loans or [SECTION]1.4 for Term Loans.

               (e) The actual annual rate of interest to which the rates determined in accordance with [SECTION]1.6(b) are equivalent is the specified rate multiplied by the actual number of days during the year, divided by 360:

                    (LIBOR + Margin) x 365*/360 = % per year

* (in a leap year, substitute 366 for 365). LIBOR Loan interest shall be payable in arrears on each applicable Interest Period payment date.

               (f) In the event that the Bank determines that (i) for any reason, adequate and reasonable methods for determining the LIBOR applicable to any Interest Period do not exist; or (ii) the making, conversion to or continuation of LIBOR Loan has been made impracticable or unlawful by reason of London Interbank market conditions or events or by compliance by the Bank with any applicable law, regulation, guideline or other or change of, or change in the interpretation of, any such law, regulation, guideline or order; or (iii) LIBOR, in the Bank's reasonable determination, does not adequately and fairly reflect the Bank's cost in funding such LIBOR Loans for such Interest Period, then the Bank shall give Borrower notice of such determination, which shall be conclusive and binding on Borrower, and the Bank's obligation to make LIBOR Loans shall be suspended until the Bank determines that the conditions that gave rise to its prior determination no longer exist.

               (g) If, due to acceleration or prepayment (whether voluntary or mandatory) or for any other reason, the Bank receives payment for any principal of any LIBOR Loan on any date prior to the last day of such LIBOR Loan's relevant Interest Period, the Borrower shall, upon receipt of a Bank Certificate from the Bank with respect thereto, pay forthwith to the Bank a yield maintenance fee in an amount computed as follows: the current rate for United States Treasury securities (bills on a discounted basis shall be converted to a bond equivalent) with a maturity date closest to the last day of the Interest Period applicable to the affected LIBOR Loan shall be subtracted from the "cost of funds" component (i.e., reserve-adjusted LIBOR) of the fixed rate in effect at the date of such prepayment or conversion. If the result is zero or a negative number, there shall be no yield maintenance fee. If the result is a positive number, then the resulting percentage shall be multiplied by the amount of the principal balance being prepaid. The resulting amount shall be divided by 360 and multiplied by the number of days remaining in the relevant Interest Period. Such amount shall be reduced to present value calculated by using the number of days remaining in the relevant Interest Period and by using the above-referenced United States Treasury securities rate as the discount rate. The resulting amount shall be the yield maintenance fee due the Bank upon prepayment or conversion of the applicable LIBOR Loan. Any acceleration of a LIBOR Loan due to an Event of Default will give rise to a yield maintenance fee calculated with respect to such LIBOR Loan on the date of such acceleration in the same manner as though the Borrower had exercised a right of prepayment at that date, such yield maintenance fee being due and payable at that date.

     1.7 Advances and Payments. The proceeds of all Loans shall be credited by the Bank to a general deposit account maintained by the Borrower with the Bank. The proceeds of each Revolving Loan will be used by the Borrower solely for working capital purposes. The proceeds of each Term Loan will be used by the Borrower solely to pay or reimburse acquisition costs of Qualifying Equipment or Qualifying Real Property.

     The Bank may charge any general deposit account of the Borrower at the Bank with the amount of all payments of interest, principal and other sums when same are due, from time to time, under this Letter Agreement and/or any Note and/or with respect to any letter of credit; and will thereafter notify the Borrower of the amount so charged. The failure of the Bank so to charge any account or to give any such notice shall not affect the obligation of the Borrower to pay interest, principal or overdue principal, overdue interest or default interest as provided herein or in any Note or with respect to any letter of credit.

     Whenever any payment to be made to the Bank hereunder or under any Note or with respect to any letter of credit shall be stated to be due on a day which is not a Business Day, such payment may be made on the next succeeding Business Day, and interest payable on each such date shall include the amount thereof which shall accrue during the period of such extension of time. All payments by the Borrower hereunder and/or in respect of any Note and/or with respect to any letter of credit shall be made net of any impositions or taxes and without deduction, set-off or counterclaim, notwithstanding any claim which the Borrower any now or at any time hereafter have against the Bank. All payments of interest, principal and any other sum payable hereunder and/or under any Note and/or with respect to any letterof credit shall be made to the Bank, in lawful money of the United States in immediately available funds, at its office at One Federal Street, 7th Floor, Boston, MA 02110 or at such other address as the Bank may from time to time direct. All payments received by the Bank after 2:00 p.m. on any day shall be deemed received as of the next succeeding Business Day. All monies received by the Bank shall be applied first to fees, charges, costs and expenses payable to the Bank under this Letter Agreement, any Note and/or any of the other Loan Documents and/or with respect to any letter of credit, next to interest then accrued on account of any Loans or letter of credit next to interest then accrued on account of any Loans or letter of credit reimbursement obligations and only thereafter to principal of the Loans or letter of credit reimbursement obligations being applied against the Loans and/or such obligations in such order as the Borrower may designate (and, failing such designation, being applied first against the letter of credit reimbursement obligations, next against the Revolving Loans and thereafter against installments of the Term Loans in inverse order of normal maturity). All interest and fees payable hereunder and/or under nay Note shall be calculated on the basis of a 360-day year for the actual number of days elapsed.

     1.8 Letters of Credit. At the Borrower's request, the Bank may, from time to time, in its sole discretion issue one or more letters of credit for the account of the Borrower; provided that at the time of such issuance and after giving effect thereto the Aggregate Revolving Bank Liabilities will in no event exceed the lesser of (i) Borrower or (ii) the then effective Borrowing Base. Any such letter of credit will be issued for such fee and upon such terms and conditions as may be agreed to by the Bank and the Borrower at the time of issuance. The Borrower hereby authorizes the Bank, without further request from the Borrower, to cause the Borrower's liability to the Bank for reimbursement of funds drawn under any such letter of credit to be repaid from the proceeds of a Revolving Loan to be made thereunder. The Borrower hereby irrevocably requests that such Revolving Loans be made.

     1.9 Conditions to Advance. Prior to the making of the initial Loan hereunder or the issuance of any letter of credit hereunder, the Borrower shall deliver to the Bank duly executed copies of this Letter Agreement, the Revolving Note, the Term Note, all other Loan Documents and the documents and other items listed on the Closing Agenda delivered herewith by the Bank to the Borrower, all of which, as well as all legal matters incident to the transactions contemplated hereby, shall be satisfactory in form and substance to the Bank and its counsel. As a material condition precedent to the granting of any advance for the purchase of Qualifying Real Property (including, without limitation, purchase of the building or part of the building containing the Premises, Borrower agrees to execute in the Bank's favor a senior first mortgage in a form supplied by the Bank for the entirety of the Qualifying Real Property, and, in the case of purchase of part of the building containing the Premises, a senior first mortgage on the entire building and lot containing the Premises. As a further material precondition t the making of an advance for the purchase of Qualifying Real Property, Borrower agrees that such advance is to be paid by the Bank directly to the Seller of such Qualifying Real Property at the closing and that Borrower will, prior to such closing, furnish to the Bank appraisals, environmental assessments and reports, title information and such other documents and information as the Bank may require to ascertain the value, clear title, freedom from liens and validity of the Bank's Security Interest in such Qualifying Real Property, including those set forth in the definition of "Qualifying Real Property" in [SECTION]8.1 herein.

     Without limiting the foregoing, any Loan or letter of credit issuance (including the initial Loan or letter of credit issuance) is subject to the further conditions precedent that on the date on which such Loan is made or such letter of credit is issued ( and after giving effect thereto):

          (a) All statements. representations and warranties of the Borrower made in this Letter Agreement shall continue to be correct in all material respects as of the date of such Loan or issuance of such letter of credit, as the case may be.

          (b) All covenants and agreements of the Borrower contained herein and/or in any of the other Loan Documents shall have been complied within all material respects on and as of the date of such Loan or issuance of such letter of credit, as the case may be.

          (c) No event which constitutes, or which with notice or lapse of time or both could constitute, an Event of Default shall have occurred and be continuing.

          (d) No material adverse change shall have occurred in the financial condition of the Borrower from that disclosed in the financial statements then most recently furnished to the Bank.

     Each request by the Borrower for any Loan or for the issuance of a letter of credit and each acceptance by the Borrower of the proceeds of any Loan or delivery of a letter of credit, will be deemed a representation and warranty by the Borrower that at the date of such Loan or letter of credit issuance, as the case may be, and after giving effect thereto all of the conditions set forth in the foregoing clauses (a)-(d) of this 1.9 will be satisfied. Each request for a Revolving Loan or letter of credit issuance will be accompanied by a borrowing base certificate on a form satisfactory to the Bank, executed by the chief financial officer of the Borrower, unless such a certificate shall have been previously furnished setting forth the Borrowing Base as at a date not more than 30 days prior to the date of the requested borrowing or the requested letter of credit issuance as the case may be.

     II.  REPRESENTATIONS AND WARRANTIES

     2.1 Representations and Warranties. In order to induce the Bank to enter into this Letter Agreement and to make Loans hereunder and/or issue letters of credit hereunder, the Borrower warrants and represents to the Bank as follows:

          (a) The Borrower is a corporation duly organized, validly existing and in good standing under the laws of New Jersey. The Borrower has full corporate power to own its property and conduct its business as now conducted and as contemplated to be conducted, to grant the security interests contemplated herein and execute, deliver and perform this Letter Agreement and the other Loan Documents. The Borrower is duly qualified to do business and in good standing in each other jurisdiction in which the Borrower maintains any facility, sales office or warehouse and in each other jurisdiction where the failure so to qualify could (singly or in the aggregate with all other such failures) have a material adverse effect on the financial condition, business or prospects of the Borrower, all such jurisdictions, as at the date of this Letter Agreement, being listed on item 2.1(a) of the attached Disclosure Schedule. At the date hereof, the borrower has no Subsidiaries, except as shown on said item 2.1(a) of the attached Disclosure Schedule. The Borrower is not a member of any such partnership or joint venture.

          (b) At the date of this Letter Agreement, all of the outstanding capital stock of the Borrower is owned, of record and beneficially, as set forth on item 2.1(b) of the attached Disclosure Schedule. The Borrower owns 100% of the outstanding capital stock of each Subsidiary.

          (c) The execution delivery and performance by the Borrower of this Letter Agreement and each of the other Loan Documents have been duly authorized by all necessary corporate and other action and do not and will not:

          (i) violate any provision of, or require any filings (other than filings under the UCC), registration, consent or approval under, any law, rule, regulation, order, writ, judgment, injunction, decree, determination or award presently in effect having applicability to the Borrower;

          (ii) violate any provision of the charter or by-laws of the Borrower, or result in a breach of or constitute a default or require any waiver or consent under nay indenture or loan credit agreement or any other material agreement, lease or instrument to which the Borrower is a party or by which the Borrower or any of its properties may be bound or affected or require any other consent of any Person; or

          (iii)result in, or require, the creation or imposition of any Lien (other than in favor of the Bank), upon or with respect to any of the properties now owned or hereafter acquired by the Borrower.

          (d) This Letter Agreement and each of the other Loan Documents has been duly authorized, executed and delivered by the Borrower and each is a legal, valid and binding obligation of the Borrower, enforceable against the Borrower in accordance with its respective terms.

          (e) Except as described on item 2.1(e) of the attached Disclosure Schedule, there are no actions, suits, proceedings or investigations pending or, to the knowledge of the Borrower, threatened by or against the Borrower or any Subsidiary of the Borrower before any court or governmental department, commission, board, bureau, agency or instrumentality, domestic or foreign, which could hinder or prevent the consummation of the transactions contemplated hereby or call into question the validity of this Letter Agreement or any of the other Loan Documents or any other instrument provided for or contemplated by this Letter Agreement or any of the other Loan Documents or any action taken or to be taken in connection with the transactions contemplated hereby or thereby or which in any single case or in the aggregate might result in any material adverse change in the business, prospects, condition, affairs or operations of the Borrower or any such Subsidiary.

          (f) The Borrower is not in material violation of any term of its charter or by-laws as now in effect. As used herein, a material violation includes any violation that invalidates, or impairs the legal effect of, the execution, delivery or performance of this Letter Agreement or any other Loan Document. Neither the Borrower nor any Subsidiary of the Borrower is in material violation of any term of any mortgage, indenture or judgment, decree or order, or any other instrument, contract or agreement to which it is a party or by which any of its property is bound.

          (g) The Borrower has filed (and has caused each Subsidiary of the Borrower to file) all federal, foreign, state and local tax returns, reports and estimates required to be filed by the Borrower or by any such Subsidiary. All such filed returns, reports and estimates are proper and accurate and the borrower (or the Subsidiary concerned, as the case may be) has paid all taxes, assessments, impositions, fees and other governmental charges required to be paid in respect of the periods covered by such returns, reports or estimates. No deficiencies for any tax, assessment or governmental charge have been asserted or assessed, and the Borrower knows of no material tax liability or basis therefor.

          (h) The Borrower is in compliance with (and each Subsidiary of the Borrower is in compliance with) all requirements of law, federal, state and local, and all requirements of all governmental bodies or agencies having jurisdiction over it, the conduct of its business, the use of its properties and assets, and all premises occupied by it, failure to comply with which could (singly or in the aggregate with all other such failures) have a material adverse effect upon the assets, business, financial condition or prospects of the Borrower or any such Subsidiary. Without limiting the foregoing, the Borrower has all the franchises, licenses, leases, permits, certificates and authorizations needed for the conduct of its business and the use of its properties and all premises occupied by it, as now conducted, owned and used and as proposed to be conducted, owned and used.

          (i)  The   audited   financial   statements  of  the  Borrower  as  at
December 31, 1997 and the management-generated financial statements of the Borrower as at September 30, 1998, each heretofore delivered to the Bank, are complete and accurate and fairly present the financial condition of the Borrower as at the date thereof and for the period covered thereby, except that the management-generated statements do not have footnotes and thus do not present the information which would normally be contained in footnotes to financial statements. Neither the Borrower nor any of the Borrowers's Subsidiaries has any liability, contingent or otherwise, not disclosed in the aforesaid December 31, 1997 and September 30, 1998 financial statements or in the notes thereto that could materially affect the financial condition of the Borrower. Since September 30, 1998, there has been no material adverse development in the business or condition of the Borrower, and the Borrower has not entered into any transaction other than in the ordinary course.

          (j) The principal place of business and chief executive offices of the Borrower are located at 100 Stierli Court, Mount Arlington, New Jersey and those of the Borrower's subsidiary, Procath Corporation ("Procath") at Cooper Run Executive Park Condominium, 575 Route 73 North, West Berlin, New Jersey
(collectively, the "Premises"). All of the Collateral is located at the Premises. Except as described on item 2.1(j) of the attached Disclosure Schedule, no Collateral is located at any other address. Said item 2.1(j) of the attached Disclosure Schedule sets forth the names and addresses of all record owners of the Premises.

          (c) The Borrower owns or has a valid and unencumbered right to use all of the collateral free of all Liens except those in favor of the Bank.

          (l) None of the executive officers or key employees of the Borrower is subject to any agreement in favor of anyone other than the Borrower which limits or restricts that person's right to engage in the type of business activity conducted or proposed to be conducted by the Borrower or which grants to anyone other than the Borrower any rights in any inventions or other ideas susceptible to legal protection developed or conceived by any such officer or key employee.

          (m) The Borrower is not a party to any contract or agreement which now has or, as far as can be foreseen by the Borrower at the date hereof, may have a material adverse effect on the financial condition, business, prospects or properties of the Borrower.

     III. AFFIRMATIVE COVENANTS AND REPORTING REQUIREMENTS

     Without limitation of any covenants and agreements contained herein or elsewhere, the Borrower agrees that so long as the financing arrangements contemplated hereby are in effect or any Revolving Loan or any Term Loan or any of the other Obligation shall be outstanding or any letter of credit issued hereunder shall be outstanding;

     3.1 Legal Existence; Qualification: Compliance. The Borrower will maintain (and will cause each Subsidiary of the Borrower to maintain) its corporate existence and good standing in the jurisdiction of its incorporation. The Borrower will remain qualified to do business and in good standing in New Jersey. The Borrower will qualify to do business and remain qualified and in good standing (and will cause each Subsidiary of the Borrower to qualify and remain qualified and in good standing) in each other jurisdiction where the Borrower or such Subsidiary, as the case may be, maintains any plant, sales office, warehouse or other facility and in each other jurisdiction in which the failure so to qualify could (singly or in the aggregate with all other such failures) have a material adverse effect on the financial condition, business or prospects of the Borrower or any such Subsidiary. The Borrower will comply (and will cause each Subsidiary of the Borrower to comply) with its charter documents and by-laws. The Borrower will comply with (and will cause each Subsidiary of the Borrower to comply with) all applicable laws, rules and regulations (including, without limitation, ERISA and those relating to environmental protection other than (i) laws, rules or regulations the validity or applicability of which the Borrower or such Subsidiary shall be contesting in good faith by proceedings which serve as a matter of law to stay the enforcement thereof and (ii) those laws, rules and regulations the failure to comply with any of which could not (singly or in he aggregate) have a material adverse effect on the financial condition, business or prospects of the Borrower or any such Subsidiary.

     3.2  Maintenance  of Property;  Insurance.  The Borrower  will maintain and preserve (and will cause each Subsidiary of the Borrower to maintain and preserve) all of its property in good working order and condition, making all necessary repairs thereto and replacements thereof. The Borrower, in addition to all such insurance as may be required under Section 6.5 herein, will also maintain, with financially sound and reputable insurers, insurance with respect to its property and business against such liabilities, casualties and contingencies and of such type and in such amounts as shall be reasonably satisfactory to the Bank from time to time and in any event all such insurance as may from time to time be customary for companies conducting a business similar to that of the Borrower in similar locales.

     3.3 Payment of Taxes and Charges. The Borrower will pay and discharge (and will cause each Subsidiary of the Borrower to pay and discharge) all taxes, assessments and governmental charges or levies imposed upon it or upon its income or property, including without limitation, taxes, assessments, charges or levies relating to real and personal property, franchises, income, unemployment, old age benefits, withholding, or sales or use, prior to the date on which penalties would attach thereon and all lawful claims (whether for any of the foregoing or otherwise) which, if unpaid, might give rise to a lien upon any property of the Borrower or any such Subsidiary, except any of the foregoing which is being contested in good faith and by appropriate proceedings which serve as a matter of law to stay the enforcement thereof and for which the Borrower has established and is maintaining adequate reserves. The Borrower will pay, and will cause each of its Subsidiaries to pay, in a timely manner, all lease obligations, all trade debt, purchase money obligations, equipment lease obligations and all of its other material Indebtedness, except any of the foregoing which is being contested in good faith and by appropriate proceedings which serve as a matter of law to stay the enforcement thereof for which the Borrower has established and is maintaining adequate reserves. The Borrower will perform and fulfill all material covenants and agreements under any leases of real estate, agreements relating to purchase money debt, equipment leases and other material contracts. The Borrower will maintain in full force and effect, and comply with the terms and conditions of, all permits, permissions and licenses necessary or desirable for its business.

     3.4 Accounts. The Borrower will maintain its principal operating accounts with the Bank.

     3.5 Conduct of Business. The Borrower will conduct, in the ordinary course, the business in which it is presently engaged. The Borrower will not, without the prior written consent of the Bank, directly or indirectly (itself or through any Subsidiary), enter into any other lines of business, businesses or ventures.

     3.6  Reporting Requirements. The Borrower will furnish to the Bank:

          (i) Within 120 days after the end of each fiscal year (commencing with the fiscal year ending December 31, 1997 of the Borrower), a copy of the annual audit report for such fiscal year for the Borrower, including therein consolidated balance sheets of the Borrower and Subsidiaries as at the end of such fiscal year and related consolidated statements of income, stockholder's equity and cash flow for the fiscal year then ended. The annual consolidated financial statements shall be certified by independent public accountants selected by the Borrower and reasonably acceptable to the Bank, such certification to be in such form as is generally recognized as "unqualified".

          (ii) Within 45 days after the end of each fiscal quarter of the Borrower, consolidated balance sheets of the Borrower and its Subsidiaries and related consolidated statements of income and cash flow, unaudited but complete and accurate and prepared in accordance with generally accepted accounting principles fairly presenting the financial condition of the Borrower as at the dates thereof and for the periods covered thereby (except that such quarterly statements need not contain footnotes) and certified as accurate (subject to normal year-end audit adjustments, which shall not be material) by the chief financial officer of the Borrower, such balance sheets to be as at the end of each such fiscal quarter and for the fiscal year to date, in each case together with a comparison to budget.

          (iii)At the time of delivery of each annual or quarterly statement of the Borrower, a certificate executed by the chief financial offer of the Borrower stating that he or she has reviewed this Letter Agreement and the other Loan Documents and has no knowledge of any default by the Borrower in the performance or observance of any of the provisions of this Letter Agreement or of any of the other Loan Documents or, if he or she has such knowledge, specifying each default and the nature thereof. Each such certificate given as at the end of any fiscal quarter shall also set forth the calculations necessary to evidence compliance with [SECTION SECTION]3.7-3.10.

          (iv) Monthly, within 30 days after the end of each month, (A) an aging report in form satisfactory to the Bank covering all Receivables of the Borrower outstanding as at the end of such month and(B) a certificate of the chief financial officer of the Borrower setting forth the Borrowing Base as at the end of such month, all in form reasonably satisfactory to the Bank.

          (v) Promptly after receipt, a copy of all audits or reports submitted to the Borrower by independent public accountants in connection with any annual, special or interim audits of the books of the Borrower and any "management letter" prepared by such accountants and a copy of the current year income statement balance sheet and cash flow projections.

          (vi) Borrower will furnish to the Bank, promptly upon same becoming available, one copy of each financial statement, report, notice or proxy statement sent by the Borrower to stockholders or the holders of debt securities generally, and of each regular or periodic report and any registration statement, prospectus or listing application (including, without limitation, Forms 10-K and 10-Q) filed by the Borrower with the National Association of Securities Dealers, any securities exchange or the Securities and Exchange Commission or any successor agency.

          (vii)As soon as possible and in any event within five days of the occurrence of any Event of Default or any event which, with the giving of notice or passage of time or both, would constitute an Event of Default, the statement of the Borrower setting forth details of such Event of Default or event and the action which the Borrower proposes to take with respect thereto.

          (viii) Promptly after the commencement thereof, notice of all actions and proceedings before any court or governmental department, commission, board, bureau, agency or instrumentality, domestic or foreign, to which the Borrower or any Subsidiary of the Borrower is a party, except for civil proceedings in which less than $50,000 is in controversy.

          (ix) Promptly upon applying for, or being granted, a federal or state registration for any copyright, trademark or patent or purchasing any registered copyright, trademark or patent, written notice to the Bank describing same.

          (x) Promptly after the Borrower has knowledge thereof, written notice of any development or circumstance which may reasonably be expected to have a material adverse effect on the Borrower or its business, properties, assets, Subsidiaries or condition, financial or otherwise.

          (xi) Promptly upon request, such other information respecting the financial condition, operations, Receivables, inventory, machinery or equipment of the Borrower or any Subsidiary as the Bank may from time to time reasonably request.

     3.7 Debt to Worth. The Borrower will maintain as at the end of each fiscal quarter of the Borrower (commencing with its results as at December 31, 1998) on a consolidated basis a Leverage Ration of not more than 1.00 to 1. As used herein, "Leverage Ratio" means the ration of (x) Adjusted Senior Debt of the Borrower and Subsidiaries to (y) Capital Base of the Borrower.

     3.8 Capital Base. The Borrower will maintain as at the end of each fiscal quarter of the Borrower (commencing with its results as at December 31,
1998) a consolidated Capital Base which shall not be less than the then-effective Capital Base Requirement. As used herein, the "Capital Base Requirement" will be deemed to have been $4,500,000 as at December 31, 1998.

     3.9 Liquidity. The Borrower will maintain as at the end of each fiscal quarter of the Borrower (commencing with its results as at December 31, 1998 a ratio of Net Quick Assets to Adjusted Current Liabilities, which ratio shall be not less than 1.5 to1.

     3.10 Profitability. The Borrower will achieve quarterly Net Income of at least $1.00 for its fiscal quarter ending December 31, 1999 and for each subsequent fiscal quarter ending December 31, 2000 and for each subsequent fiscal year.

     3.11 Books and Records. The Borrower will maintain (and cause each of its Subsidiaries to maintain) complete and accurate books, records and accounts which will at all times accurately and fairly reflect all of its transactions in accordance with generally accepted accounting principles consistently applied. The Borrower will, at any reasonable time and from time to time upon reasonable notice and during normal business hours (and at any time and without any necessity for notice following the occurrence of an Event of Default), permit the Bank, and any agents or representatives thereof, to examine and make copies of and take abstracts from the records and books of account of, and visit the properties of the Borrower and any of its Subsidiaries, and to discuss its affairs, finances and accounts with its managers, officers or directors and independent accountants, all of whom are hereby authorized and directed to cooperate with the Bank in carrying out the intent of this [SECTION]3.11. Each financial statement of the Borrower hereafter delivered pursuant to this Letter Agreement will be complete and accurate and will fairly present the financial condition of the Borrower as at the date thereof and for the periods covered thereby.

     IV.  NEGATIVE COVENANTS

     Without limitation of any covenants and agreements contained in this Letter Agreement or elsewhere the Borrower agrees that so long as the financing arrangements contemplated hereby are in effect or any Revolving Loan or any Term Loan or any of the other Obligation shall be outstanding or any letter of credit issued hereunder shall be outstanding:

     4.1 Indebtedness. The Borrower will not create, incur, assume or suffer to exist any Indebtedness (nor allow any of its Subsidiaries to create, incur, assume or suffer to exist any Indebtedness), except for:

          (i) Indebtedness owed to the Bank, including, without limitation, the Indebtedness represented by the Notes and any Indebtedness in respect of letters of credit issued by the Bank;

          (ii) Indebtedness of the Borrower or any Subsidiary for taxes, assessments and governmental charges or levies not yet due and payable;

          (iii)unsecured current liabilities of the Borrower or any Subsidiary (other than for money borrowed or for purchase money Indebtedness with respect to fixed assets) incurred upon customary terms in the ordinary course of business;

          (iv) purchase money indebtedness (including, without limitation, Indebtedness in respect of capitalized equipment leases) owed to equipment vendors and/or lessors for equipment purchased or leased by the Borrower for use in the Borrower's business, provided that the total of Indebtedness permitted under this clause (iv) plus presently-existing equipment financing permitted under clause (v) of this [SECTION]4.1 will not exceed $1,000,000 in the aggregate outstanding at any one time.

          (v) other Indebtedness existing at the date hereof, but only to the extent set forth on item 4.1 of the attached Disclosure Schedule;

          (vi) any  guaranties  or  other   contingent   liabilities   expressly
               permitted pursuant to [SECTION]4.3.

          4.2 Liens. The Borrower will not create, incur, assume or suffer to exist (nor allow any of its Subsidiaries to create, incur, assume or suffer to exist) any Lien upon or with respect to any of the Collateral, now owned or hereafter acquired, except:

          (i) Liens for taxes, assessments or governmental charges or levies on property of the Borrower or any of its Subsidiaries if the same shall not at the time be delinquent or thereafter can be paid without interest or penalty;

          (ii) Liens imposed by law, such as carrier's, warehousemen's and mechanics' liens and other similar Liens arising in the ordinary course of business for sums not yet due or which are being contested in good faith and by appropriate proceedings which serve as a matter of law to stay the enforcement thereof and as to which adequate reserves have been made;

          (iii)pledges  or   deposits   under   workmen's   compensation   laws,
               unemployment insurance, social security, retirement benefits or similar legislation;

          (iv) Liens in favor of the Bank;

          (v) Liens in favor of equipment vendors and/or lessors securing purchase money Indebtedness to the extent permitted by clause
               (iv) of [SECTION]4.1; provided that no such Lien will extend to any property of the Borrower or any Subsidiary other than the specific items of equipment financed;

          (vi) Liens permitted under [SECTION]6.3 of this Letter Agreement; or

          (vii)other Liens existing at the date hereof, but only to the extent and with the relative priorities set forth on item 4.2 of the attached Disclosure Schedule.

     4.3 Guaranties. The Borrower will not, without the prior written consent of the Bank, assume, guarantee, endorse or otherwise become directly or contingently liable (including, without limitation, liable by way of agreement, contingent or otherwise, to purchase, to provide funds for payment, to supply funds to or otherwise invest in any debtor or otherwise to assure any creditor against loss) (and will not permit any of its Subsidiaries so to assume, guaranty or become directly or contingently liable) in connection with any indebtedness of any other Person, except (i) guaranties by endorsement for deposit or collection in the ordinary course of business; and (ii) currently existing guaranties described in item 4.3 of the attached Disclosure Schedule.

     4.4 Dividends. The Borrower will not, without the prior written consent of the Bank, make any distributions to its shareholders, pay any dividends (other than dividends payable solely in capital stock of the Borrower) or redeem, purchase or otherwise acquire directly or indirectly any of its capital stock.

     4.5 Loans and Advances. The Borrower will not make any loans or advances (and will not permit any of its Subsidiaries to make any loans or advances) to any Person, including, without limitation, the Borrower's directors, officers and employees, except advances to directors, officers or employees with respect to expenses incurred by them in the ordinary course of their duties and advances against salary, all of which will not exceed in the aggregate $500,000 outstanding at any one time.

     4.6 Investments. The Borrower will not, without the Bank's prior written consent, invest in, hold or purchase any stock or securities of any Person (nor will the Borrower permit any of its Subsidiaries to invest in, purchase or hold any such stock or securities) except (i) readily marketable direct obligations of, or obligations guaranteed by, the United States of America or any agency thereof; (ii) other investment grade debt securities; (iii) mutual funds, the assets of which are primarily invested in items of the kind described in the foregoing clauses (i) and (ii) of this [SECTION]4.6; (iv) deposits with or certificates of deposit issued by the Bank and any other obligations of the Bank or the Bank's parent; (v) deposits with or certificates of deposit issued by any United States commercial bank having more than $100,000,000 in capital, and (vi) investments in any Subsidiaries now existing or hereafter created by the Borrower pursuant to [SECTION]4.7 below; provided that in any event the Tangible Net Worth of the Borrower alone (exclusive of its investment in Subsidiaries and any debt owed by any Subsidiary to the Borrower) will not be less than 90% of the consolidated Tangible Net Worth of the Borrower and Subsidiaries.

     4.7 Subsidiaries; Acquisitions. The Borrower will not, without the prior written consent of the Bank, form or acquire any Subsidiary or make any other acquisition of the stock of any Person or of all or substantially all of the assets of any other Person. The Borrower will not become a partner in any partnership.

     4.8 Merger. The Borrower will not, without the prior written consent of the Bank, merge or consolidate with any Person or sell, lease, transfer or otherwise dispose of any material portion of its assets (whether in one or more transactions), other than sale of inventory in the ordinary course.

     4.9 Affiliate Transactions. The Borrower will not, without the prior written consent of the Bank, enter into any transaction, including, without limitation, the purchase, sale or exchange of any property or the rendering of any service, with any affiliate of the Borrower, except in the ordinary course of and pursuant to the reasonable requirements of the Borrower's business and upon fair and reasonable terms no less favorable to the Borrower than would be obtained in a comparable arms'-length transaction with any Person not an affiliate; provided that nothing in this [SECTION]4.9 shall be deemed to prohibit the payment of salary or other similar payments to any officer or director of the Borrower at a level consistent with the salary and other payments being paid at the date of this Letter Agreement and heretofore disclosed in writing to the Bank, nor to prevent the hiring of additional officers at a salary level consistent with industry practice, nor to prevent reasonable periodic increases in salary. For the purposes of this Letter Agreement, "affiliate" means any Person which, directly or indirectly, controls or is controlled by or is under common control with the Borrower; any officer or director or former officer or director of the Borrower; any Person owning of record or beneficially, directly or indirectly, 5% or more of any class of capital stock of the Borrower or 5% or more of any class of capital stock or other equity interest having voting power (under ordinary circumstances) of any of the other Persons described above; and any member of the immediate family of any of the foregoing. "Control" means possession, directly or indirectly, of the power to direct or cause the direction of the management or policies of any Person, whether through ownership of voting equity, by contract or otherwise.

     4.10 Change of Address, etc. The Borrower will not change its name or legal structure, nor will the Borrower move its chief executive offices or principal place of business from the address described in the first sentence of [SECTION]2.1(j) above, nor will the Borrower remove any books or records from such address, nor will the Borrower keep any Collateral at any location other than the Premises without, in each instance, giving the Bank at least 30 days' prior written notice and providing all such financing statements, certificates and other documentation as the Bank may request in order to maintain the perfection and priority of the security interests granted or intended to be granted herein. The Borrower will not change its fiscal year or methods of financial reporting unless, in each instance, prior written notice of such change is given to the Bank and prior to such change the Borrower enters into amendments to this Letter Agreement in form and substance satisfactory to the Bank in order to preserve unimpaired the rights of the Bank and the obligations of the Borrower hereunder.

     4.11 Hazardous Waste. Except as provided below, the Borrower will not dispose of or suffer or permit to exist any hazardous material or oil on any site or vessel owned, occupied or operated by the Borrower or any Subsidiary of the Borrower, nor shall the Borrower store (or permit any Subsidiary to store) on any site or vessel owned, occupied or operated by the Borrower or any such Subsidiary, or transport or arrange the transport of, any hazardous material or oil (the terms "hazardous material", "oil", "site" and "vessel", respectively, being used herein with the meanings given those terms in Mass. Gen. Laws, Ch. 21E or any comparable terms in any comparable statute in effect in any other relevant jurisdiction). The Borrower shall provide the Bank with written notice of (i) the intended storage or transport of any hazardous material or oil by the Borrower or any Subsidiary of the Borrower, (ii) any potential or known release or threat of release of any hazardous material or oil at or from any site or vessel owned, occupied or operated by the Borrower or any Subsidiary of the Borrower, and (iii) any incurring of any expense or loss by any government or governmental authority in connection with the assessment, containment or removal of any hazardous material or oil for which expense or loss the Borrower or any Subsidiary of the Borrower may be liable. Notwithstanding the foregoing, the

Borrower and its Subsidiaries may use, store and transport and need not notify the Bank of the use, storage or transportation of (x) oil in reasonable quantities, as fuel for heating of their respective facilities or for vehicles or machinery used in the ordinary course of their respective businesses and (y) hazardous materials that are solvents, cleaning agents or other materials used in the ordinary course of the respective business operations of the Borrower and its Subsidiaries, in reasonable quantities, as long as in any case the Borrower or the Subsidiary concerned (as the case may be) has obtained and maintains in effect any necessary governmental permits, licenses and approvals, complies with all requirements of applicable federal, state and local law relating to such use, storage or transportation, follows the protective and safety procedures that a prudent businessperson conducting a business the same as or similar to that of the Borrower or such Subsidiary (as the case may be) would follow, and disposes of such materials (not consumed in the ordinary course) only through licensed providers of hazardous waste removal services.

     4.12 No Margin Stock. No proceeds of any Loan shall be used directly or indirectly to purchase or carry any margin security.

     4.13 Subordinated Debt. The Borrower will not directly or indirectly make any optional or voluntary prepayment or purchase of Subordinated Debt or modify, alter or add any provisions with respect to payment or terms of Subordinated Debt. The Borrower will not make any payment of any principal of or interest on any Subordinated Debt at any time when there exists, or if there would result therefrom, any Event of Default hereunder.

     4.14 Corporate Assets Including Intellectual Property. The Borrower will not directly or indirectly sell, assign, license, lease, transfer, alienate, encumber or otherwise dispose of any corporate assets, whether held by purchase, assignment, license, lease or any other form of transfer or alienation, including, without limitation, any register and patent license, copyright trademark, trade name or franchise, without the written consent of the Bank, except for commercially acceptable transactions made in the ordinary course of the Borrower's business as defined in [SECTION]3.5 of this Letter Agreement, nor will the Borrower make any covenant or agreement equivalent to that contained in this [SECTION]4.14 with any third party.

     V.   DEFAULT AND REMEDIES

     5.1 Events of Default. The occurrence of any one of the following events shall constitute an Event of Default hereunder:

          (a) The Borrower shall fail to make any payment of principal of or interest on the Revolving Note or the Term Note on or before the date when due; or the Borrower shall fail to pay when due any amount owed to the Bank with respect to any letter of credit now or hereafter issued by the Bank; or

          (b) Any representation or warranty of the Borrower contained herein shall at any time prove to have been incorrect in any material respect when made or any representation or warranty made by the Borrower in connection with any Loan or letter of credit shall at any time prove to have been incorrect in any material respect when made; or

          (c) The Borrower shall default in the performance or observance of any agreement or obligation under any of [SECTION SECTION]3.1, 3.3, 3.6, 3.7, 3.8, 3.9 or 3.10 or Article IV; or

          (d) The Borrower shall default in the performance of any other term, covenant or agreement contained in this Letter Agreement and such default shall continue unremedied for 30 days after notice thereof shall have been given to the Borrower; or

          (e) Any default on the part of the Borrower or any Subsidiary of the Borrower shall exist, and shall remain unwaived or uncured beyond the expiration of any applicable notice and/or grace period, under any other contract, agreement, or undertaking now existing or hereafter entered into with or for the benefit of the Bank (or any affiliate of the Bank); or

          (f) Any default shall exist and remain unwaived or uncured with respect to any Subordinated Debt of the Borrower or with respect to any instrument evidencing, guaranteeing, securing or otherwise relating to any such Subordinated Debt, or any such Subordinated Debt shall not have been paid when due, whether by acceleration or otherwise, or shall have been declared to be due and payable prior to its stated maturity, or any event or circumstance shall occur which permits, or with the lapse of time or the giving of notice or both would permit, the acceleration of the maturity of any Subordinated Debt by the holder or holders thereof; or

          (g) Any default shall exist and remain unwaived or uncured with respect to any Indebtedness of the Borrower or any Subsidiary of the Borrower in excess of $250,000 in aggregate principal amount or with respect to any instrument evidencing, guaranteeing, securing or otherwise relating to any such Indebtedness, or any such Indebtedness in excess of $250,000 in aggregate principal amount shall not have been paid when due, whether by acceleration or otherwise, or shall have been declared to be due and payable prior to its stated maturity, or any event or circumstance shall occur which permits, or with the lapse of time or the giving of notice or both would permit, the acceleration of the maturity of any such Indebtedness by the holder or holders thereof; or

          (h) The Borrower shall be dissolved, or the Borrower or any Subsidiary of the Borrower shall become insolvent or bankrupt or shall cease paying its debts as they mature or shall make an assignment for the benefit of creditors, or a trustee, receiver or liquidator shall be appointed for the Borrower or any Subsidiary of the Borrower or for a substantial part of the property of the Borrower or any such Subsidiary, or bankruptcy, reorganization, arrangement, insolvency or similar proceedings shall be instituted by or against the Borrower or any such Subsidiary under the laws of any jurisdiction (except for an involuntary proceeding filed against the Borrower or any Subsidiary of the Borrower which is dismissed within 60 days following the institution thereof); or

          (i) Any attachment, execution or similar process shall be issued or levied against any of the Collateral of the Borrower or any Subsidiary and such attachment, execution or similar process shall not be paid, stayed, released, vacated or fully bonded within 10 days after its issue or levy; or

          (j) Any final uninsured judgment in excess of $100,000 shall be entered against the Borrower or any Subsidiary of the Borrower by any court of competent jurisdiction; or

          (k) The Borrower or any Subsidiary of the Borrower shall fail to meet its minimum funding requirements under ERISA with respect to any employee benefit plan (or other class of benefit which the PBGC has elected to insure) or any such plan shall be the subject of termination proceedings (whether voluntary or involuntary) and there shall result from such termination proceedings a liability of the Borrower or any Subsidiary of the Borrower to the PBGC which in the reasonable opinion of the Bank may have a material adverse effect upon the financial condition of the Borrower or any such Subsidiary; or

          (l) This Letter Agreement or any other Loan Document shall for any reason (other than due to payment in full of all amounts secured or evidenced thereby or due to discharge in writing by the Bank) not remain in full force and effect; or

          (m) The security interests and liens of the Bank in and on any of the Collateral covered or intended to be covered by this Letter Agreement shall for any reason (other than written release by the Bank) not be fully perfected liens and security interests; or

          (n) If, at any time, more than 50% of any class of voting stock of the Borrower shall be held, of record and/or beneficially, by any Person or by any "group" (as defined in the Securities Exchange Act of 1934, as amended, and the regulations thereunder) other than by one or more of the Persons listed on item 5.1(n) of the attached Disclosure Schedule; or

          (o) David A. Jenkins, or a replacement that the Borrower has proposed to the Bank prior to hiring or installing such person and that the Bank has approved in writing within thirty (30) days of David A. Jenkins not being an executive officer of Borrower, shall for any reason not be an executive officer of the Borrower actively involved in the management of the Borrower; or

          (p) There shall occur any other material adverse change in the condition (financial or otherwise), operations, properties, assets, liabilities or earnings of the Borrower.

          (q) Borrower or any third party commences any action or proceeding to contest the validity or enforceability of any, or any part of any, Loan Document.

          (r) If all, or a controlling interest of, the capital stock of Borrower shall be sold, assigned or otherwise transferred or if a security interest or other encumbrance shall be granted or otherwise acquired with respect thereto.

     5.2  Rights and Remedies on Default.  Upon the  occurrence  of any Event of

Default, in addition to any other rights and remedies available to the Bank hereunder or otherwise, the Bank may, at any time, at its sole option and without notice or demand to the Borrower, exercise anyone or more of the following rights and remedies alternatively, successively or concurrently (all of which shall be cumulative):

          (a) Declare the entire unpaid principal amounts of the Revolving Note and the Term Note then outstanding, all interest accrued and unpaid thereon and all other amounts payable under this Letter Agreement and all other Indebtedness of the Borrower to the Bank to be forthwith due and payable, whereupon the same shall become forthwith due and payable, without presentment, demand, protest or notice of any kind, all of which are hereby expressly waived by the Borrower.

          (b) Terminate the revolving financing arrangements and Term Loan facility provided for by this Letter Agreement.

          (c) Exercise any and all rights and remedies of a secured party available under the UCC and all other applicable law and notify account debtors that the Collateral has been assigned to the Bank and that payments by such accounts debtors shall be made directly to the Bank. At any time after the occurrence of an Event of Default, the Bank may collect the Borrower's Receivables, or any of same, directly from account debtors and may charge the collection costs and expenses to the Borrower. Upon the occurrence of any Event of Default, the Borrower will assemble and make available to the Bank all books, records and data, whether in written form or electronically recorded, representing any of the Collateral (including, without limitation, all source codes in Intellectual Property (whether modified by the Borrower or not) and object codes for the Borrower's software).

          (d) Exercise all rights and remedies hereunder, under the Revolving Note, under the Term Note and under each and any other agreement with the Bank; and exercise all other rights and remedies which the Bank may have under applicable law.

     5.3 Set-off. In addition to any rights now or hereafter granted under applicable law and not by way of limitation of any such rights, upon the occurrence of any Event of Default, the Bank is hereby authorized at anytime or from time to time, without presentment, demand protest or other notice of any kind to the Borrower or to any other Person, all of which are hereby expressly waived, to set off and to appropriate and apply any and all deposits and any other Indebtedness at any time held or owing by the Bank or any affiliate thereof to or for the credit or the account of the Borrower against and on account of the obligations and liabilities of the Borrower to the Bank under this Letter Agreement or otherwise, irrespective of whether or not the Bank shall have made any demand hereunder and although said obligations, liabilities or claims, or any of them, may then be contingent or unmatured and without regard for the availability or adequacy of other collateral. As further security for the Obligations, the Borrower also grants to the Bank a security interest with respect to all its deposits and all securities or other property in the possession of the Bank or any affiliate of the Bank from time to time, and, upon the occurrence of any Event of Default, the Bank may exercise all rights and remedies of a secured party under the UCC.

ANY AND ALL RIGHTS TO REQUIRE THE BANK TO EXERCISE ITS RIGHTS OR REMEDIES WITH RESPECT TO ANY OTHER COLLATERAL WHICH SECURES ANY OF THE OBLIGATIONS PRIOR TO THE EXERCISE BY THE BANK OF ITS RIGHT OF SET-OFF UNDER THIS SECTION ARE HEREBY KNOWINGLY, VOLUNTARILY AND IRREVOCABLY WAIVED.

     5.4 Letters of Credit. Without limitation of any other right or remedy of the Bank, (i) if an Event of Default shall have occurred and the Bank shall have accelerated the Revolving Loans or (ii) if this Letter Agreement and/or the revolving financing arrangements described herein shall have expired or shall have been earlier terminated by either the Bank or the Borrower for any reason, the Borrower will forthwith deposit with the Bank in cash a sum equal to the total of all then undrawn amounts of all outstanding letters of credit issued by the Bank for the account of the Borrower.

     VI.  COLLATERAL AND INDEBTEDNESS SECURED

     6.1 Security Interest. To secure the due payment and performance of all of the Obligations of the Borrower to the Bank, the Borrower hereby grants to the Bank a continuing security interest in, and a Lien on, the following property and rights of Borrower wherever located and whether now owned or hereafter acquired:

          (a) All accounts, contracts, contract rights, notes, bills, drafts, acceptances, general intangibles, chattel paper, chooses in action, and all other debts, obligations and liabilities, in whatever form, owing to Borrower from any person, firm or corporation, or any other legal entity, whether now existing or hereafter arising, now or hereafter received by or belonging or owing to Borrower, for goods sold by it or for services rendered by it or however otherwise same may have been established or created, all guarantees and securities therefor, all right, title and interest of Borrower in the merchandise or services which gave rise thereto, including the rights of reclamation and stoppage in transit, all rights of an unpaid seller of merchandise or services, and in the proceeds thereof, including, without limitation, all proceeds of credit, fire or other insurance, and any tax refunds; and

          (b) All goods, merchandise, raw materials, goods, work product and work in process, finished goods and other tangible personal property, now owned or hereafter acquired and held for sale or lease, or furnished or to be furnished under contract of service, or used or consumed in Borrower's business and in the products and proceeds thereof, including, without limitation, all proceeds of fire or other insurance. This portion of the Collateral being sometimes referred to as "Inventory;" and

          (c) All machinery, equipment and other goods (as defined in Article 9 of the UCC) whether now owned or hereafter acquired by Borrower and wherever located, goods (as defined in Article 9 of the UCC) whether now owned or hereafter acquired by Borrower and wherever located, all replacements and substitutions therefor or accessions thereto and all proceeds thereof, and including, also without limitation, all proceeds of fire or other insurance: and

          (d) All of the Borrower's files, books and records (including, without limitation, all electronically recorded data) all whether now owned or existing or hereafter acquired, created or arising; and

          (e) Any and all real property and fixtures appurtenant to such real property now owned by the Borrower or purchased by the Borrower with any Term Loans hereunder.

     All of the property and rights set forth in (a) through (e) above, including, without limitation, all proceeds of fire and other insurance thereon, are hereinafter referred to collectively as "Collateral."

     6.2 Obligations Secured. The Collateral and all proceeds and products thereof shall be security for all Obligations. Until all Obligations have been fully satisfied. Bank's security interest in the Collateral, and all proceeds and products thereof, shall continue in full force and effect and Bank will at all times after the occurrence and during the continuance of an Event of Default (as defined herein) have the right to take physical possession of the Inventory and other Collateral and to maintain such possession on Borrower's premises or to remove the Inventory and other Collateral or any part thereof to such other places as Bank may desire. If Bank exercises Bank's right to take possession of the Inventory and other Collateral, Borrower shall, upon Bank's demand, assemble the Inventory and other Collateral and make it available to Bank at a place reasonably convenient to Bank.

     6.3 No Disposal of Collateral. Except for sales, licenses and leases made in the ordinary course of business on a non-exclusive basis and the disposal of obsolete or worn-out equipment made in the ordinary course of business, Borrower shall not sell, license, assign, lease, grant a Lien on or dispose of or permit the sale, license, lease, establishment of a Lien on or disposal of any Collateral or remove any Inventory from the Premises without Bank's prior written consent. A transfer of any interest of Borrower's in any Collateral in total or partial satisfaction of a debt shall not be deemed to be made in the ordinary course of business.

     6.4 Perfection of Security Interest. Borrower shall sign and file, or permit the filing, in form and substance satisfactory to the Bank, of the financing statements and shall perform any and all steps requested by Bank to perfect Bank's security interest in the Collateral, such as, without limitation, leasing warehouses to Bank or its designee, placing and maintaining signs and appointing custodians. This Letter Agreement, coupled with the filing of such UCC Financing statements with the filing offices and public authorities set forth in the Closing Agenda (which are the only locations for filing required by the UCC), creates in the Bank's favor a valid and perfected first priority security interest in the Collateral, which security interest secures the Obligations. If any Inventory is in the possession or control of any of Borrower's agents or processors, Borrower shall notify such agents or processors of Bank's interest therein, and upon request instruct them to hold all such Inventory for Bank's account and subject to Bank's instructions. A physical listing of all Inventory, wherever located, shall be taken by Borrower whenever requested by Bank, and a copy of each such physical listing shall be supplied to Bank. Bank may examine and inspect the Inventory and other Collateral on or off the Premises at any time on reasonable notice and during business hours or at any time without any necessity for notice following the occurrence of an Event of Default.

     6.5 Insurance. Borrower agrees to keep all the Inventory and Collateral insured with fire and extended coverage as insurance policies in amounts: (i) not less than that usually carried by one engaged in a like business; (ii) sufficient to provide for full replacement cost coverage; and (iii) in any event not less than that required by Bank naming the Bank as secured party and first loss payee. Borrower hereby appoints Bank as attorney for Borrower in obtaining, adjusting, settling and canceling such insurance and endorsing any drafts. All premiums on such insurance shall be paid by Borrower and the policies delivered to the Bank. If Borrower fails to do so, the Bank may procure such insurance and charge the cost to Borrower's loan account. As further assurance for the payment and performance of the Obligations. Borrower hereby assigns to Bank all sums including returned or unearned premiums, which may become payable under any policy of insurance on the Collateral and Borrower hereby directs each insurance company issuing any such policy to make payment of such sums directly to Bank.

     6.6 Right to Discharge. Bank may, at its sole option, discharge any taxes, liens, security interests or other encumbrances at any time levied or placed on the Collateral and not permitted by this Letter Agreement and pay for the maintenance and preservation of the Collaterals. Borrower will reimburse Bank on demand for any payment made or any expense incurred with interest at the rate provided in this Letter Agreement. Where practical and consistent with its rights to take such actions to preserve or protect the Collateral, the Bank will give Borrower reasonable notice of its intention to take such actions.

     6.7 Deficiency. If in the event of the sale of the Collateral by the Bank following an Event of Default, the proceeds thereof are insufficient to pay all amounts to which Bank is legally entitled. Borrower will be liable for the deficiency, together with interest thereon at the rate provided in this Letter Agreement and the reasonable fees of any attorney employed by Bank to collect such deficiency.

     6.8 Defense of Collateral. The Borrower agrees to defend its title to the Collateral and to take all steps reasonably necessary to preserve its title and/or right to the Collateral and ability to use same, including, without limitation, defense of any claim of infringement of Intellectual Property and action against any infringers of Intellectual Property.

     6.9 Bank's Duties with Respect to Collateral. The powers conferred on the Bank herein are solely to protect its interest in the Collateral and shall not impose any duty upon it to exercise any such powers. Except for the safe custody of any Collateral actually in its possession and the accounting for monies actually received by it hereunder, the Bank shall have no duty as to any Collateral. The Bank shall not be liable for any acts, omissions, error of judgment or mistakes of fact or law including, without limitation, acts, omissions, error or mistakes with respect to the Collateral, except for those arising out of or in connection with the Bank's gross negligence or willful misconduct. The Bank shall be deemed to have exercised reasonable care in the custody and preservation of the Collateral in its possession if the Collateral is accorded treatment substantially equal to that which the Bank accords its own like property or rights. The Bank shall be under no obligation to take any necessary steps to collect any Collateral or preserve rights against prior parties or any other rights pertaining to any Collateral, but may do so at its sole option, and all expenses incurred in so doing shall be for the sole account of the Borrower and shall be deemed part of the Obligations.

     6.10 Other Collateral. This Letter Agreement shall not be construed to be in limitation of or in substitution for any other grant of security interest from Borrower to Bank made prior to or contemporaneously herewith and no other such grant of a security interest made subsequent to or contemporaneously herewith shall be construed to be in limitation of or in substitution for this Letter Agreement unless expressly and specifically provided therein.

     VII. MISCELLANEOUS

     7.1 Costs and Expenses: Indemnity. The Borrower agrees to pay at closing all costs and expenses (including, without limitation, reasonable legal fees determined on the basis of the hourly rates charged by the Bank's law firm for attorneys and staff, such legal fees estimated to be, and to be capped at, $8,000 exclusive of costs and disbursement and pursuant to the Term Sheet dated as of February 9, 1999 and the annexed letter of the Bank's counsel dated February 5, 1999) in connection with the preparation, execution and delivery of this Letter Agreement, the Revolving Note, the Term Note and all other instruments and documents to be delivered in connection with any Loan or letter of credit issued hereunder and any amendments or modifications of any of the foregoing, as well as the costs and expenses (including, without limitation, the reasonable fees and expenses of legal counsel) incurred by the Bank in connection with preserving, enforcing or exercising, upon default, any rights or remedies under this Letter Agreement, the Revolving Note, the Term Note and all other instruments and documents delivered or to be delivered hereunder or in connection herewith, all whether or not legal action is instituted. THE BORROWER IS ON NOTICE THAT THE BANK'S AND THE BORROWERS' INTERESTS MAY BE DIFFERENT AND MAY CONFLICT, AND THAT THE BANK'S ATTORNEY REPRESENTS ONLY THE BANK AND NOT THE BORROWER. THE BORROWER IS THEREFORE ADVISED TO CONSULT A NEW JERSEY ATTORNEY OF ITS OWN CHOOSING TO REPRESENT ITS INTERESTS. In addition, the Borrower shall be obligated to pay any and all stamp and other taxes payable or determined to be payable in connection with the execution and delivery of this Letter Agreement, the Revolving Note, the Term Note and all other instruments and documents to be delivered in connection with any Obligation. Borrower agrees to indemnify and hold harmless the Bank from and against any and all liability, loss, damage, and all costs or expense (including, without limitation, reasonable fees and disbursements of counsel, experts and agents) imposed on, incurred by or asserted against the Bank arising out of or in connection with: (i) preparation of the Loan Documents, or amendments, modifications or waivers thereof: (ii) taxes (excluding any corporate excise or income taxes payable by the Bank by reason hereof or otherwise) and other governmental charges in connection with this Letter Agreement and the Collateral; (iii) exercise of the Bank's rights with respect to the Collateral; (iv) any enforcement, collection or other resulting therefrom or any negotiations or other measures to preserve the Bank's rights hereunder:(v) the custody or preservation of, or the sale of or other realization upon, any of the Collateral; (vi) any failure by the Borrower to perform or observer any of the provisions of this Letter Agreement; (vii) any investigative, administrative or judicial proceeding (whether or not the Bank is a party thereto) relating to or arising out of this Letter Agreement; or (viii) any bankruptcy, insolvency or other similar proceeding relating to the Borrower, unless the Bank was at fault with respect to such liability, loss, damage, cost or expense or acted in bad fait with respect thereto. The Borrower's obligations under this Section constitute Obligations and shall survive the termination of this Letter Agreement. Any fees, costs, expenses or other charges which the Bank is entitled to receive from the Borrower under this Section shall bear interest from the date of any demand therefor until the date when paid at a rate per annum equal to the sum of (i) four (4%) percent plus (ii) the per annum rate otherwise payable under the Notes (but in no event in excess of the maximum rate permitted by then applicable law).

     7.2 Capital Adequacy. If the Bank shall have determined that the adoption or phase-in after the date hereof of any applicable law, rule or regulation regarding capital requirements for banks or bank holding companies, or any change therein after the date hereof, or any change in the interpretation or administration thereof by any governmental authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by the Bank with any request or directive of such entity regarding capital adequacy (whether or not having the force of the law) has or would have the effect of reducing the return on the Bank's capital with respect to the Revolving Loans, the Term Loans, LIBOR Loans and/or the within described revolving and Term Loan facilities and/or letters of credit issued for the account of the Borrower to a level below that which the Bank could have achieved (taking, into consideration the Bank's policies with respect to capital adequacy immediately before such adoption, phase-in, change or compliance and assuming the Bank's capital was then fully utilized) but for such adoption, phase-in, change of compliance by any amount deemed by the Bank to be material: (i) the Bank shall promptly after its determination of such occurrence give notice thereof to the Borrower; and (ii) the Borrower shall pay forthwith to the Bank as an additional fee such amount as the Bank certifies to be the amount that will compensate it for such reduction with respect to the Revolving Loans, the Term Loans, the LIBOR loans (excluding, with respect to any LIBOR loan, any such requirement already included in such LIBOR loan's reserve rate), the within-described revolving and Term Loan facilities and/or such letters of credit.

     A certificate of the Bank claiming compensation on under this Section shall be conclusive in the absence of manifest error. Such certificate shall set forth the nature of the occurrence giving rise to such compensation, the additional amount or amounts to be paid to it hereunder and the method by which such amounts were determined. In determining such amounts, the Bank may use any reasonable averaging and attribution methods. No failure on the part of the Bank to demand compensation on any one occasion shall constitute a waiver of its right to demand such compensation on any other occasion and no failure on the part of the Bank to deliver any certificate in a timely manner shall reduce any obligation of the Borrower to the Bank under this Section.

     7.3 Facility Fees. With respect to the Term Loans, the Borrower is paying to the Bank, at closing, a non-refundable facility fee in the amount of $3,750. The Borrower will pay to the Bank with respect to the within arrangements for Revolving Loans, on the last day of each calendar quarter (commencing on March 31, 1999 as long as the within-described revolving loan arrangements are in effect and on the Expiration Date, non-refundable commitment fees, computed quarterly in arrears on the daily average unused portion of the revolving credit amount during the calendar quarter for which such commitment fees are to be determined, appropriately prorate for any partial calendar quarter. As used herein, the "unused portion of the revolving credit amount" as at any date means that amount by which (x) $2,000,000 exceeds (y) the sum of the aggregate principal amount of all Revolving Loans then outstanding plus the aggregate undrawn amounts of all letters of credit then outstanding. Such commitment fees will be payable, based on such daily average unused portion of the revolving credit amount, at the rate of 0.75% per annum. In addition, if the within-described revolving financing arrangements are terminated by the Borrower for any reason or by the Bank as the result of the Borrower's default, the Borrower shall forthwith upon such termination pay to the Bank a sum equal to all of the commitment fees which would have become due pursuant to this Section for the period from the date of such termination through the Expiration Date assuming that no Revolving Loans and no letters of credit are outstanding during such period. Fees described in this Section are in addition to any balances and fees required by the Bank or any of its affiliates in connection with any other services now or hereafter made available to the Borrower.

     7.4 Other Agreements. The provisions of this Letter Agreement are not in derogation or limitation of any obligations, liabilities or duties of the Borrower under any of the other Loan Documents or any other agreement with or for the benefit of the Bank. No inconsistency in default provisions between this Letter Agreement and any of the other Loan Documents or any such other agreement will be deemed to create any additional grace period or otherwise derogate from the express terms of each such default provisions. No covenant, agreement or obligation of the Borrower contained herein, nor any right or remedy of the Bank contained herein, shall in any respect be limited by or be deemed in limitation of any inconsistent or additional provisions contained in any of the other Loan Documents or in any such other agreement.

     7.5 Governing Law. This Letter Agreement and the Notes shall be governed by and construed and enforced in accordance with, the laws of The Commonwealth of Massachusetts, without giving effect to its provisions governing conflicts of laws.

     7.6 Addresses for Notices, etc. All notices, requests, demands and other communications provided for hereunder shall be in writing and shall be mailed or delivered to the applicable party at the address indicated below:

               If to the Borrower:

               EP MEDSYSTEMS, INC.
               100 Stierli Court
               Arlington, NJ 07856
               Attention:     Joseph Turner,
                              Chief Financial Officer

               If to the Bank:

               Fleet National Bank
               High Technology Division
               One Federal Street
               Boston, MA 02110
               Attention:     Kimberly A. Martone,
                              Senior Vice President

or, as to each of the foregoing, at such other address as shall be designated by such Person in a written notice to the other party complying as to delivery with the terms of this Section. All such notices, requests, demands and other communications shall be effective two (2) days after deposit in the United States mails, if sent postage prepaid, certified or registered mail, return receipt requested, addressed as aforesaid. If any such notice, request, demand or other communication is hand delivered, same shall be effective upon receipted delivery.

     7.7 Binding Effect; Assignment; Termination. This Letter Agreement shall be binding upon the Borrower, its successors and assigns and shall inure to the benefit of the Borrower and the Bank and their respective permitted successors and assigns. The Borrower may not assign this Letter Agreement or any rights hereunder without the express written consent of the Bank. The Bank may, in accordance with applicable law, from time to time assign or grant participations in this Letter Agreement, the Loans, the Notes and/or any letters of credit issued hereunder. Without limitation of the foregoing generality,

          (i) The Bank may at any time pledge all or any portion of its rights under the Loan Documents (including any portion of any Note) to any of the twelve Federal Reserve Banks organized under Section 4 of the Federal Reserve Act, 12 U.S.C. Section 341. No such pledge or the enforcement thereof shall release the Bank from its obligations sunder any of the Loan Documents.

          (ii) The Bank shall have the unrestricted right at any time and from time to time, and without the consent of or notice to the Borrower, to grant to one or more banks or other financial institutions (each, a "Participant") participating interests in the Bank's obligation to lend hereunder and/or any or all of the Loans held by the Bank hereunder. In the event of any such grant by the Bank of a participating interest to a Participant, whether or not upon notice to the Borrower, the Bank shall remain responsible for the performance of its obligations hereunder and the Borrower shall continue to deal solely and directly with the Bank in connection with the Bank's rights and obligations hereunder. The Bank may furnish any information concerning the Borrower in its possession from time to time to prospective assignees and Participants; provided that the bank shall require any such prospective assignee or Participant to agree in writing to maintain the confidentiality of such information to the same extent as the Bank would be required to maintain such confidentiality.

     The Borrower may terminate this Letter Agreement and the financing arrangements made herein by giving written notice of such termination to the Bank, together with the payment described in the fifth sentence of [SECTION]7.3; provided that no such termination will release or waive any of the Bank's rights or remedies or any of the Borrower's obligations under this Letter Agreement or any of the other Loan Documents unless and until the Borrower has paid in full all Loans and all interest thereon and all fees and charges payable in connection therewith and all letters of credit issued hereunder have been terminated.

     7.8 Consent to Jurisdiction. The Borrower irrevocably submits to the non-exclusive jurisdiction of any Massachusetts court or any federal court sitting within The Commonwealth of Massachusetts over any suit, action or proceeding arising out of or relating to this Letter Agreement and/or any Note. The Borrower irrevocably waives, to the fullest extent permitted by law, any objection which it may now or hereafter have to the laying of venue of any such suit, action or proceeding brought in such a court and any claim that any such suit, action or proceeding has been brought in an inconvenient forum. The
Borrower agrees that final judgment in any such suit, action or proceeding brought in such a court shall be enforced in any court of proper jurisdiction by a suit upon such judgment, provided that service of process in such action, suit or proceeding shall have been effected upon the Borrower in one of the manners specified in the following paragraph of this [SECTION]6.8 or as otherwise permitted by law.

     The Borrower hereby consents to process being served in any suit, action or proceeding of the nature referred to in the preceding paragraph of this [SECTION]7.8 either (i) by mailing a copy thereof by registered or certified mail, postage prepaid, return receipt requested, to it at its address set forth in [SECTION]7.6 or (ii) by serving a copy thereof upon it at its address set forth in [SECTION]7.6.

     7.9 Severability. In the event that any provision of this Letter Agreement or the application thereof to any Person, property or circumstances shall be held to any extent to be invalid or unenforceable, the remainder of this Letter

Agreement, and the application of such provision to Persons, properties or circumstances other than those as to which it has been held invalid and unenforceable, shall not be affected thereby, and each provision of this Letter Agreement shall be valid and enforced to the fullest extent permitted by law.

     7.10 Replacement Note. Upon receipt of an affidavit of an officer of the Bank as to the loss, theft, destruction or mutilation of any Note or of any other Loan Document which is not of public record and, in the case of any such mutilation, upon surrender and cancellation of such Note or other Loan Document, the Borrower will issue, in lieu thereof, a replacement Note or other Loan Document in the same principal amount (as to any Note) and in any event of like tenor.

     7.11 Usury.  All  agreements  between the  Borrower and the Bank are hereby expressly limited so that in no contingency or event whatsoever, whether by reason of acceleration of maturity of the Notes or otherwise, shall the amount paid or agreed to be paid to the Bank for the use or the forbearance of the Indebtedness represented by any Note exceed the maximum permissible under applicable law. In this regard, it is expressly agreed that it is the intent of the Borrower and the Bank, in the execution, delivery and acceptance of the Notes, to contract in strict compliance with the laws of The Commonwealth of Massachusetts. If, under any circumstances whatsoever, performance or fulfillment of any provision of any of the Notes or any of the other Loan Documents at the time such provision is to be performed or fulfilled shall involve exceeding the limit of validity prescribed by applicable law, then the obligation so to be performed or fulfilled shall be reduced automatically to the limits of such validity, and if under any circumstances whatsoever the Bank should ever receive as interest an amount which would exceed the highest lawful rate, such amount which would be excessive interest shall be applied to the reduction of the principal balance evidenced by the Notes and not to the payment of interest. The provisions of this Section 7.11 shall control every other provision of this Letter Agreement and of each Note.

     7.12 Generally Accepted Accounting Principles or ("GAAP"). Any financial calculation to be made, all financial statements and other financial information to be provided, and all books and records to be kept in connection with the provisions of this Letter Agreement shall be in accordance with generally accepted accounting principles consistently applied during each interval and from interval to interval; provided, however, that in the event changes in generally accepted accounting principles shall be mandated by the Financial Accounting Standards Board or any similar accounting body of comparable standing, or should be recommended by Borrower's certified public accounts, to the extent such changes would affect any financial calculations to be made in connection herewith, such changes shall be implemented in making such calculations only from and after such date as Borrower and Bank shall have amended this Agreement to the extent necessary to reflect such changes in the financial and other covenants to which such calculations relate.

     7.13 WAIVER OF JURY TRIAL. THE BORROWER AND THE BANK HEREBY KNOWINGLY, VOLUNTARILY AND INTENTIONALLY MUTUALLY WAIVE THE RIGHT TO A TRAIL BY JURY IN RESPECT OF ANY CLAIM BASED HEREON, ARISING OUT OF, UNDER OR IN CONNECTION WITH THIS LETTER AGREEMENT, ANY NOTE OR ANY OTHER LOAN DOCUMENTS OR OUT OF ANY COURSE

OF CONDUCT, COURSE OF DEALING, STATEMENTS (WHETHER ORAL OR WRITTEN) OR ACTIONS OF ANY PARTY. THIS WAIVER CONSTITUTES A MATERIAL INDUCEMENT FOR THE BANK TO ENTER INTO THIS LETTER AGREEMENT AND TO MAKE LOANS AS CONTEMPLATED HEREIN.

     VIII. DEFINED TERMS.

     8.1 Definitions. In addition to the terms defined elsewhere in this Letter Agreement as used in this Letter Agreement, the following terms have the following respective meanings:

     "Adjusted Current Liabilities" - All Current Liabilities, other than any such Liabilities which consist of the current portion of Deferred Revenue, as defined by GAAP.

     "Adjusted Senior Debt" - All Indebtedness of the Borrower and/or any of its Subsidiaries, other than (i) any such Indebtedness which constitutes Subordinated Debt and (ii) any such Indebtedness which consists of Deferred Revenue, as defined by GAAP.

     "Aggregate Revolving Bank Liabilities" - At any time, the sum of (i) the principal amount of all Revolving Loans then outstanding, plus (ii) all then undrawn amounts of letters of credit issued by the Bank for the account of the Borrower, plus (iii) all amounts then drawn on any such letter of credit which at said date shall not have been reimbursed to the Bank by the Borrower.

     "Borrowing Base" - At any time, 80% of the aggregate principal amount of the Qualified Receivables of the Borrower then outstanding, plus 80% of Eligible insured foreign accounts receivable (including accounts receivable secured by irrevocable letters of credit), plus 50% of Eligible non-insured foreign accounts receivable up to $250,000.

     "Business Day" - Any day which is not a Saturday, nor a Sunday nor a public holiday under the laws of the United States of America or The Commonwealth of Massachusetts applicable to a national bank.

     "Capital Base" - At any time, the sum of (i) the consolidated Tangible Net Worth of the Borrower and Subsidiaries then existing plus (ii) the principal amount of Subordinated Debt of the Borrower then outstanding (nothing contained herein being deemed to authorize the incurring of any additional Subordinated
Debt).

     "Collateral" - All property now or hereafter owned by the Borrower or in which the Borrower now or hereafter has any interest which is described as "Collateral" in [SECTION]6.1.

     "Current Liabilities" - All liabilities of the Borrower and/or any of its Subsidiaries which would properly be shown as current liabilities on a consolidated balance sheet of the Borrower prepared in accordance with generally accepted accounting principles applied consistently with the Borrower's audited financial statements as at December 31, 1997, heretofore provided to the Bank.

     "Deferred Revenue" - All liabilities of the Borrower which would properly be shown as "deferred revenue" on a balance sheet of consistently with the balance sheet included in the Borrower's audited annual financial statements as of December 31, 1997 heretofore provided to the Bank.

     "ERISA" - The Employee Retirement Income Security Act of 1974, as amended.

     "Expiration Date" - March 31, 2001, unless extended by the Bank, which extension may be given or withheld by sole discretion.

     "Indebtedness" - The total of all obligations of a Person, whether current or long-term, senior or subordinated, which in accordance with generally accepted accounting principles would be included as liabilities upon such Person's balance sheet at the date as of which Indebtedness is to be determined, and shall also include guaranties, endorsements (other than for collection in the ordinary course of business) or other arrangements whereby responsibility is assumed for the obligations of others, whether by agreement to purchase or otherwise acquire the obligations of others, including any agreement, contingent or otherwise, to furnish funds through the purchase of goods, supplies or services for the purpose of payment of the obligations of others.

     "Lien" - Any mortgage, deed of trust, pledge, lien, security interest, or other charge or encumbrance (including the lien or retained security title of a conditional vendor) whether voluntary or involuntary.

     "Loan" - Any Revolving Loan or any Term Loan.

     "Loan Documents" - Each of this Letter Agreement, the Revolving Note, the Term Note, and each other instrument, document or agreement evidencing, securing, guaranteeing or relating in any way to any of the Loans or to any of the letters of credit issued hereunder, all whether now existing or hereafter arising or entered into.

     "Maximum Revolving Amount" - At any date as of which same is to be determined by which (x) $2,000,000 exceeds (y) the sum of (i) all then undrawn amounts of letters of credit issued by the Bank for the account of the Borrower plus (ii) all amounts then drawn on any such letter of credit which at said date shall not have been reimbursed to the Bank by the Borrower.

     "Net Income" (or "Net Loss") - The book net income (or book net loss, as the case may be) of a Person for any period, after all taxes actually paid or accrued and all expenses and other charges determined in accordance with generally accepted accounting principles consistently applied.

     "Net Quick Assets" - Such current assets of the Borrower as consist of cash, cash- equivalents, readily marketable securities and Receivables (less an allowance for bad debt consistent with the Borrower's prior experience).

     "Notes" - Collectively, the Revolving Note and the Term Note.

     "Obligations" - All Indebtedness, covenants, agreements, liabilities and obligations, now existing or hereafter arising, made by the Borrower with or for the benefit of the Bank or owed by the Borrower to the Bank in any capacity of every name and nature whatsoever, direct or indirect, absolute or contingent, now existing or hereafter arising or acquired, including, without limitation, the due payment and performance of all liabilities and obligations under the Loan Documents and under any and all notes, including, but not limited to, the Notes and obligations to perform or refrain from performing any acts.

     "PBGC" - The Pension Benefit Guaranty Corporation or any successor thereto.

     "Person" - An individual, corporation, company, partnership, joint venture, trust or unincorporated organization, or a government or any agency or political subdivision thereof.

     "Premises" - As defined in Subsection 2.1(j) above.

     "Qualified Receivables" - Only those Receivables of the Borrower which arise out of bona fide sales made to customers of the Borrower (which customers are located in the United States and are unrelated to the Borrower) in the ordinary course of the Borrower's business and which remain unpaid no more than 90 days past the respective invoice dates of such Receivables, the payment of which is not in dispute. Unless the Bank in its sole discretion otherwise determines with respect to any Receivable, a Receivable which would otherwise be a Qualified Receivable shall be deemed not to be a Qualified Receivable (i) if the Bank does not have a fully perfected first priority security interest in such Receivable; (ii) if such Receivable is not fee and clear of all adverse interests in favor of any other Person; (iii) if such Receivable is subject to any deduction, off-set, contra account, counterclaim or condition, (iv) if a field examination made by the Bank fails to confirm that such Receivable exists and satisfies all of the criteria set forth herein to be a Qualified Receivable;
(v) if such Receivable is not properly invoiced at the date of sale; (vi) if the customer or account debtor has disputed liability or made any claim with respect to the Receivable or the merchandise covered thereby or with respect to any other Receivable due from said customer to the Borrower; (vii) if the customer or account debtor has filed a petition for bankruptcy or any other application for relief under the Bankruptcy Code or has effected an assignment for the benefit of creditors, or if any petition or any other application for relief under the Bankruptcy Code has been filed against said customer or account debtor, or if the customer or account debtor has suspended business, become insolvent, ceased to pay its debts as they become due, or had or suffered a receiver or trustee to be appointed for any of its assets or affairs; (viii) if the customer or account debtor has failed to pay other Receivables so that an aggregate of 25% of the total Receivables owing to the Borrower by such customer or account debtor has been outstanding for more than 90 days: (ix) if such Receivable is owed by the United States Government or any agency or department thereof (unless assigned to the Bank under the Federal Assignment of Claims
Act); or (x) if the Bank reasonably believes that collection of such Receivable is insecure or that it may not be paid by reason of financial inability to pay or otherwise, or that such Receivable is not for any reason suitable for use as a basis for borrowing hereunder.

     "Qualifying Equipment" - Equipment (not including prepackaged software) and fixtures purchased by the Borrower after September 30, 1998 for use in the Borrower's business which meets all of the following criteria: (i) such item of equipment and fixtures consists of one of the items shown on the Equipment List heretofore delivered by the Borrower to the Bank or has otherwise been approved by the Bank for use in supporting a Term Loan, (ii) each item of such equipment and fixtures has been delivered to and installed at the Premises and has become fully operational, (iii) the Borrower has paid in full for each item of such equipment and holds title to same, free of all interests and claims of any other Person (other than the security interest of the Bank), and (iv) the Bank has fully perfected first security interest in such equipment.

     "Qualifying Real Property" - shall mean (i) any part or all of the buildings and lots containing the Premises and (ii) such other real property as the Bank may agree, in writing and in its sole discretion, may constitute Qualifying Real Property, subject in either case to the Bank's review of appraisals, environmental assessments and reports and other documentation reasonably required by the Bank to assess its Security Interest in respect of such Qualifying Real Property. Such documents and information shall include, without limitation, a "marked-up" title insurance commitment from a title insurance company acceptable to the Bank agreeing to issue a mortgagee title insurance policy insuring the mortgage as a valid first lien on the Qualifying Real Property free and clear of all liens, encumbrances, exceptions and restrictions, a current survey of the Qualifying Real Property certified to be true and correct to the Bank which shall not disclose any boundary encroachments, and a letter from the New Jersey Department of Environmental Protection indicating that the Qualifying Real Property is not subject to the New Jersey Industrial Site Recovery Act.

     "Receivables" - All of the Borrower's resent and future accounts, accounts receivable and notes, drafts, acceptances and other instruments representing or evidencing a right to payment for goods sold or for services rendered.

     "Security Interest" - shall mean the security interests granted to the Bank by the Borrower in [SECTION]6.1.

     "Subordinated Debt" - Any Indebtedness of the Borrower which is expressly subordinated, pursuant to a subordination agreement in form and substance satisfactory to the Bank, to all Indebtedness now or hereafter owed by the Borrower to the Bank.

     "Subsidiary" - Any corporation or other entity of which the Borrower and/or any of its Subsidiaries, directly, or indirectly, owns, or has the right to control or direct the voting of, fifty (50%) percent or more of the outstanding capital stock or other ownership interest having general voting power (under ordinary circumstances).

     "Tangible Net Worth" - An amount equal to the total assets of any Person (excluding (i) the total intangible assets of such Person and (ii) any assets representing amounts due from any officer, employee or other affiliate of such Person) minus the total liabilities of such Person. Total intangible assets shall be deemed to include, but shall not be limited to, the excess of cost over book value of acquired businesses accounted for by the purchase method, formulae, trademarks, trade names, patents, patent rights and deferred expenses (including, but not limited to, unamortized debt discount and expense, organizational expense, capitalized software costs and experimental and development expenses).

     "UCC" - The Uniform Commercial Code as in effect from time to time in the Commonwealth of Massachusetts, except that with respect to Collateral located or deemed located in any other jurisdiction, such term shall refer to the Uniform Commercial Code as in effect in each such other jurisdiction. Unless otherwise defined in this Letter Agreement, capitalized words shall have the meanings set forth in the UCC as in effect on the date of this Agreement in the Commonwealth of Massachusetts.

     Any defined term used in the plural preceded by the definite article shall be taken to encompass all members of the relevant class. Any defined term used in the singular preceded by "any" shall be taken to indicate any number of the members of the relevant class.

     This Letter Agreement is executed, as an instrument under seal, as of the day and year first above written.

                              Very truly yours,



                              EP MEDSYSTEMS INC.


                              By:/s________________________________
                                   Name:
                                   Title:

Accepted and agreed:

FLEET NATIONAL BANK


By:/s____________________________
     Its

By:/s____________________________
     Its