Form 10QSB
period 1999-06-30
EP MEDSYSTEMS INC
filed 1999-08-12
CIK 1012394

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

 (Mark One)
(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES                EXCHANGE ACT OF 1934

         For the quarterly period ended:     June 30, 1999

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

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par value, 9,875,417 shares outstanding at August 12, 1999.


Transitional Small Business Disclosure Format:    Yes                 No  X

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


PART I.  -- Financial INFORMATION                                      Page
                                                                   ------------


  Item 1.   Financial Statements


            Consolidated Balance Sheet at June 30, 1999
            (unaudited)                                                  3

            Consolidated Statements of Operations for three months
            ended June 30, 1999 and 1998 (unaudited)                     4

            Consolidated Statements of Operations for six months
            ended June 30, 1999 and 1998 (unaudited)                     5

            Consolidated Statements of Cash Flows for six months
            ended June 30, 1999 and 1998 (unaudited)                     6

            Notes to Consolidated Financial Statements (unaudited)     7-8


  Item 2.   Management's Discussion and Analysis or Plan of
            Operation                                                 8-13



PART II -- OTHER INFORMATION

  Item 1.   Legal Proceedings                                           13

  Item 2.   Changes in Securities and Use of Proceeds                   13

  Item 3.   Defaults Upon Senior Securities                             13

  Item 4.   Submission of Matters to a Vote of Secure                   13

  Item 5.   Other Information                                           13

  Item 6.   Exhibits and Reports on Form 8-K                            14


  Signatures                                                            15

  Exhibit Index                                                         15

PART I. -- FINANCIAL INFORMATION

Item 1.  Financial Statements
                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                       June 30,
ASSETS                                                                   1999
                                                             -------------------
Current assets:                                                      (unaudited)
   Cash and cash equivalents                                 $         1,060,046
   Accounts receivable, net of allowances for
        Doubtful accounts of $99,275                                   2,837,210
   Inventories                                                         2,217,731
   Prepaid expenses and other current assets                              90,636
                                                             -------------------
          Total current assets                                         6,205,623
Property and equipment, net                                            1,355,878
Intangible assets, net                                                   526,575
Other assets                                                              32,274
                                                             -------------------
          Total assets                                       $         8,120,350
                                                             ===================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                          $         1,168,865
   Payables due to related parties                                       504,515
   Accrued expenses                                                      379,360
   Deferred revenue                                                       95,188
   Customer deposits                                                      46,572
   Current portion of long-term debt                                      22,297
                                                             -------------------
          Total  current liabilities                                   2,216,797
   Long-term debt, less current portion                                  491,425
                                                             -------------------
          Total liabilities                                  $         2,708,222
                                                             -------------------
Commitments and contingencies
Shareholders' equity:
   Preferred Stock, no par value, 5,000,000 shares
         authorized, no shares issued and outstanding                         --
   Common stock, $.001 stated value, 25,000,000
         shares authorized, 9,875,417 shares issued
         and outstanding                                                   9,875
   Additional paid-in capital                                         21,438,372
   Accumulated deficit                                              (16,036,119)
                                                             -------------------
          Total shareholders' equity                                   5,412,128
                                                             -------------------
          Total liabilities and shareholders' equity   $               8,120,350
                                                             ===================

        The accompanying notes are an integral part of these statements.

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                 For the Three Months Ended
                                                 June 30,           June 30,
                                                   1999               1998
                                             ------------         --------------

Sales                                         $ 2,421,601         $    1,731,672
Cost of products sold                           1,071,901                902,663
                                             ------------         --------------
          Gross profit                          1,349,700                829,009

Operating costs and expenses:
   Sales and marketing expenses                 1,013,219                842,786
   General and administrative expenses            607,102                416,726
   Research and development expenses              608,110                328,191
                                             ------------        ---------------
          Loss from operations                   (878,731)             (758,694)

Interest income, net                               21,642                 66,254
                                             ------------        ---------------
          Net loss                            $  (857,089)       $     (692,440)
                                             =============       ===============

Basic loss per share                          $     (0.09)       $        (0.07)
                                             =============       ===============

Diluted loss per share                        $     (0.09)       $        (0.07)
                                             =============       ===============

Weighted average shares outstanding used
to compute basic and diluted loss per share      9,873,109             9,634,807
                                             =============       ===============













        The accompanying notes are an integral part of these statements.

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                      For the Six Months Ended
                                                      June 30,        June 30,
                                                        1999             1998
                                                 --------------   --------------

Sales                                            $    4,956,011   $    3,186,281
Cost of products sold                                 2,265,066        1,789,469
                                                 --------------   --------------
          Gross profit                                2,690,945        1,396,812

Operating costs and expenses:
   Sales and marketing expenses                       2,083,765        1,542,572
   General and administrative expenses                1,204,683          764,992
   Research and development expenses                  1,052,847          677,541
                                                 --------------   --------------
          Loss from operations                       (1,650,350)     (1,588,293)

Interest income, net                                     49,190         100,469
                                                 --------------   --------------
          Net loss                               $   (1,601,160)  $  (1,487,824)
                                                 ===============  ==============

Basic loss per share                             $        (0.16)  $       (0.17)
                                                 ===============  ==============

Diluted loss per share                           $        (0.16)  $       (0.17)
                                                 ===============  ==============

Weighted average shares outstanding used
to compute basic and diluted loss per share            9,872,765       8,622,983
                                                 ===============  ==============













        The accompanying notes are an integral part of these statements.

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                        For the Six Months Ended
                                                        June 30,        June 30,
                                                          1999            1998
                                                      ------------    ----------
Cash flows from operating activities:
  Net loss                                            $ (1,601,160)  (1,487,824)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                          141,560      140,543
  Changes in assets and liabilities:
    Increase in accounts receivable                       (531,712)    (633,939)
    (Increase) decrease in inventories                    (417,040)      210,644
    Decrease in prepaid and other current assets            61,259        32,660
    (Increase) decrease in other assets                    (12,851)       28,125
    Increase (decrease) in payables due to related parties 315,726      (52,151)
    Increase(decrease) in accounts payable                 396,226     (152,890)
    (Decrease) in accrued expenses, deferred
        revenue and customer deposits                     (205,983)    (174,319)
                                                      -------------  -----------
        Net cash used in operating activities         $ (1,853,975)  (2,089,151)
                                                      -------------  -----------

Cash flows from investing activities:
   Proceeds from maturity of investments                   729,351       862,011
   Patent costs                                                 --      (36,852)
   Capital expenditures                                   (667,983)    (191,048)
                                                       -----------   -----------
          Net cash provided by investing activities    $    61,368       634,111
                                                       -----------   -----------

Cash flows from financing activities:
   Net proceeds from equity offering                            --     4,661,708
   Proceeds from exercise of stock options                   6,000        29,925
   Net borrowings under note payable                       513,722            --
                                                       -----------    ----------
          Net cash provided by financing activities    $   519,722     4,691,633
                                                       -----------    ----------

Net (decrease) in cash and cash equivalents             (1,272,885)  (3,236,593)
Cash and cash equivalents, beginning of period           2,332,931       752,068
                                                       -----------   -----------
Cash and cash equivalents, end of period               $ 1,060,046     3,988,661
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

Note 2. Net Loss Per Common Share Effective for the year ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Shar" ("SFAS 128"). The Company' basic and diluted earnings per share are equal, due to the exclusion of common stock equivalents, which would make the earnings per share calculations anti-dilutive.

Note 3.  Inventories
Inventories consist of the following:

                           June 30, 1999
                           -------------
   Raw materials            $    851,655
   Work in process                47,687
   Finished goods              1,318,389
                           -------------
                             $ 2,217,731
                           =============



Note 4.  Long-Term Debt

Effective June 30, 1999, the Company entered into two debt agreements with a bank: a $2,000,000 revolving line of credit ("revolver") and a $500,000 term note.

The proceeds of the revolver, when drawn down are intended to fund future working capital needs. Borrowings bear interest at either the bank's Prime Rate plus 1/2% or LIBOR plus 3%. A facility fee is payable quarterly on the average unused commitment at a rate of 3/4%.

The purpose of the term note is to fund the purchase of 7,500 square feet of manufacturing and warehouse space at the Company's ProCath subsidiary and building improvements. Interest is payable monthly in arrears at either Prime plus 3/4 or LIBOR plus 3 1/4%. Principal is payable commencing January 2000 in 48 equal monthly installments under a 15 year amortization schedule with a balloon payment due in December 2004

The Company is required to maintain certain financial ratios, and meet certain net worth and indebtedness tests. The debt is collateralized by a first priority lien on all corporate assets. The agreement also prohibits the Company from incurring certain additional indebtedness, limits investments, advances or loans and restricts substantial asset sales, capital expenditures and cash dividends.

Item 2. Management's Discussion and Analysis or Plan of Operation

Overview

The Company was incorporated in New Jersey in January 1993 and operates in a single industry segment. The Company develops, manufactures, markets and sells a line of products for the cardiac electrophysiology ("EP") market used to diagnose, monitor and treat irregular heartbeats known as arrhythmias. Since inception, the Company has acquired technology, has developed new products and has begun marketing various electrophysiology products, including the EP WorkMate [registered] electrophysiology workstation, the EP-3 [trademark] Stimulator, diagnostic electrophysiology catheters, internal cardioversion catheters and related disposable supplies.

The Company has developed a new product for internal cardioversion of atrial fibrillation known as the ALERT [registered] System, which uses a patented electrode catheter to deliver measured, variable, low energy electrical impulses directly to the inside of the heart in order to convert atrial fibrillation to a normal heart rhythm. The ALERT [registered] System is not approved for sale in the United States, but is currently undergoing clinical trials. The Company intends to market a full family of internal cardioversion catheters around the ALERT [registered] platform.

The Company has also developed an intracardiac ultrasound product line including the ViewMate [trademark] ultrasound imaging console and U-View [trademark] deflectable intracardiac imaging catheter. These products are designed to improve a physician's ability to visualize inside the chambers of the heart, including the internal anatomy of the heart. The Company believes that the ViewMate [trademark] and U-View [trademark] may play an important role as new and effective treatment options are developed for the treatment of complex cardiac arrhythmias, including ventricular tachyarrhythmia and atrial fibrillation. The Company's ultrasound products are not approved for sale and the Company does not anticipate receiving approval to sell the ViewMate [trademark] or U-View [trademark] for at least several months, if approved at all.

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

RESULTS OF OPERATIONS

Six months ended June 30, 1999 compared to six months ended June 30, 1998

Sales increased $1,770,000 (or 56%) in the six months ended June 30, 1999 as compared to the prior period in 1998. The majority of the increase in revenue in the quarter resulted from increased sales of the EP WorkMate [registered], which represented a substantial percentage of sales during the six-month period in 1999. The Company also realized increased sales of certain of its catheter products during the period.

The level of sales for the remaining six months of 1999 will depend materially on sales of the EP WorkMate [registered] and diagnostic catheters and the ability of the Company's direct sales force and network of international independent distributors to effectively market and sell the Company's existing products. The ALERT [registered] System is currently undergoing clinical trials and is not approved for sale in the United States. The ALERT [registered] System has been introduced for sale in Europe. However, the Company cannot accurately determine the sales level of the ALERT [registered] System for the remaining quarters in 1999 at this time or when it will be available at all in the United States. The Company expects the ALERT [registered] System to contribute a greater proportion of revenues in the second half of 1999 and beyond.

Cost of products sold increased $476,000 (or 27%) due to the 56% increase in sales for the six months ended June 30, 1999 as compared to 1998. Gross profit on sales for the six months ended June 30, 1999 was $2,691,000 (or 54% as a percentage of sales), as compared with $1,397,000 (or 44% as a percentage of product sales) for the comparable period in 1998. The Company realized an increase in gross profit on sales of existing products during first half of 1999 primarily due to increased sales of the EP WorkMate, which currently yields a higher gross margin than certain of the Company's other products. The Company hopes to improve its overall gross profit percentage as sales of the ALERT [registered] System and other catheter products increase, which may offset the fixed costs associated with maintaining a catheter manufacturing operation.

Sales and marketing expenses increased $541,000 (or 35%), but decreased as a percentage of revenue from product sales from 48% to 42% in the six months ended June 30, 1999 as compared to 1998. The dollar increase during the first half 1999 was primarily due to the impact of increase in personnel, travel, trade show related expenses, product promotion and physician educational materials in support of its sales efforts. The international distribution network is currently supported by a team of direct international sales and marketing professionals, international field clinical engineers and administrative support personnel.

General and administrative expenses increased $440,000 (or 57%) but remained at 24% of sales in the six months ended June 30, 1999 as compared to 1998. The increase during the first half of 1999 was due to increased personnel, occupancy and other administrative costs necessary to support the increased operations. It is anticipated that these expenses may decline as a percentage of revenues as incremental sales are generated.

Research and development expenses increased $375,000 (or 55%), but remained at 21% of sales in the six months ended June 30, 1999 as compared to 1998. During the six months ended June 30, 1999, the Company incurred research and development expenses in connection with ongoing development efforts on existing products, including the EP WorkMate [registered], costs associated with the clinical trials for the ALERT [registered] System, development costs and costs of preparing regulatory submissions for the new ultrasound imaging product line, as well as costs associated with several new products under development. The Company expects that research and development expenses are likely to increase in future periods, in part due to ongoing expenses related to the ALERT [registered] System clinical trials, new product development activities and regulatory applications aimed at gaining approval to sell other new products.

The net loss for the six months ended June 30, 1999 was $1,601,000 as compared to a net loss of $1,488,000 during the comparable period in 1998. The basic and diluted loss per share for the six months ended June 30, 1999 was $0.16 per share versus $0.17 per share in 1998.

Liquidity and Capital Resources

Since inception, the Company's expenses have exceeded its sales, resulting in an accumulated deficit of approximately $16,036,000 at June 30, 1999.

The Company entered into two financing arrangements in March of 1999 with a bank: a $2,000,000 revolving line of credit and a $500,000 term loan. Management believes that its current liquidity position will be sufficient to meet the needs of the Company until at least June 30, 2000. In the event that it cannot generate additional capital funds during the remaining half of 2000, the Company believes that it can reduce non-core related expenditures, which will allow it to continue in its operations for a significant period.

Net cash used in operating activities for the six months ended June 30, 1999 decreased $235,000 (or 11%) as compared to 1998. The net use of cash in operations during first quarter 1999 was primarily due to the Company's loss from operations. Payables to related parties increased $316,000 due to an increase in purchases of components for the Alert [registered] System. Payments to related parties are made on terms similar to those of other suppliers.

Capital expenditures, were $668,000 during first half 1999 as compared to $191,000 in first half 1998. During February 1999, the Company purchased an additional 7,500 square feet of manufacturing and warehouse space at ProCath for a purchase price of approximately $400,000. Costs to prepare the space for intended use are estimated to be $100,000. This purchase was financed via a $500,000 term loan executed subsequent to December 31, 1998. The purchase provided for expansion of the existing manufacturing operations, additional warehousing, shipping and quality assurance activities and relocation of ProCath's administrative offices.

Net borrowings under note payable increased $514,000 as compared to first half 1998 due primarily to the proceeds the Company received from the $500,000 term loan.

As of the date of this Report on Form 10-QSB, the Company does not have any other material commitments for capital expenditures. However, the Company expects to purchase capital equipment and to expand its manufacturing and assembly capabilities as it continues to grow. The Company leases office and manufacturing space and certain office equipment under operating leases.

During February 1997, the Company licensed the rights to several ultrasound technologies from EchoCath, for use in the field of electrophysiology. The agreement with EchoCath calls for the Company to make payments totaling up to a maximum of $700,000, in four installments, as certain development milestones and initial sales are achieved on the EchoMark and EchoEye technologies. One of the milestones calls for a $400,000 payment payable upon the completion of a development program for the EchoEye. This milestone was only payable in the event that the development was completed by September 30, 1998. To the best of the Company's knowledge, the milestone was not achieved and no milestone payments are accrued or payable to EchoCath as of June 30, 1999.

The Company expects its operating losses to continue in the near future as it will continue to expend substantial funds for research and development, clinical trials in support of regulatory approvals, increased manufacturing capacity and expansion of sales and marketing activities. The amount and timing of future losses will be dependent upon, among other things, increased sales of the Company's existing products, clinical approval and market acceptance of the ALERT [registered] System and developmental, regulatory and market success of new products under development. There can be no assurance that any of the Company's development projects will be successful or that if development is successful, that the products will generate any sales. Based upon its current plans and projections, the Company believes that its existing capital resources will be sufficient to meet its anticipated capital needs for at least the next twelve months.

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

The Year 2000 issue can also affect products sold by the Company, particularly the EP WorkMate [registered] and ALERT [registered] Companion. The Company has performed an assessment of its products and, as a result of this review, believes that it has substantially identified and resolved the potential Year 2000 issues with these products. However, the Company also believes that it is not possible to determine with complete certainty that all Year 2000 issues affecting the Company's products have been identified or corrected due to the complexity of these products and the fact that these products interact with other third party products or operate on computer systems which are not under the Company's control.

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

EchoCath filed an answer to the complaint, denying the allegations and asserting a counterclaim against the Company seeking its costs and expenses in the action. EchoCath also filed a motion to dismiss the complaint. During October 1998, the complaint was dismissed by the District Court. The Company is appealing the decision. The Company believes that EchoCath's counterclaim and request for reimbursement of its costs and expenses is without merit. As a result, the Company has not accrued for such costs and expenses at June 30, 1999. In the opinion of management, the ultimate resolution of the counterclaim will not have a material adverse impact of the Company's financial condition or results of operations. The Company cannot determine the outcome of the EchoCath litigation at this time.

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


                                     EP MEDSYSTEMS, INC.
                                    -------------------
                                        (Registrant)


Date: August 12, 1999          By:  /s/  David A. Jenkins
                                    ---------------------
                                    David A. Jenkins
                                    President and Chief Executive Officer

Date: August 12, 1999          By:  /s/  Joseph M. Turner
                                    ---------------------
                                    Joseph M. Turner
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


Exhibit
Number                      Description of Exhibit
----------                  ---------------------------


Exhibit 27                  Financial Data Schedule
                            (SEC filing only)