Form 10QSB
period 1999-09-30
EP MEDSYSTEMS INC
filed 1999-11-15
CIK 1012394

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: September 30, 1999

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to __________

                         Commission File Number: 0-28260
                                                 -------

                               EP MEDSYSTEMS, INC.
                               -------------------
             (Exact name of registrant as specified in its charter)

          New Jersey                                             22-3212190
          ----------                                             ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

100 Stierli Court, Mount Arlington, New Jersey            07856
----------------------------------------------            -----
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (973) 398-2800
                                                    --------------

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
|X| Yes  |_| No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par value, and 11,010,417 shares outstanding at November 10, 1999.

Transitional Small Business Disclosure Format:     Yes  |_|   No  |X|

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I. -- FINANCIAL INFORMATION                                           Page
                                                                           ----

      Item 1. Financial Statements

              Consolidated Balance Sheet at September 30, 1999
              (unaudited)                                                    3

              Consolidated Statements of Operations for three months
              ended September 30, 1999 and 1998 (unaudited)                  4

              Consolidated Statements of Operations for nine months
              ended September 30, 1999 and 1998 (unaudited)                  5

              Consolidated Statements of Cash Flows for nine months
              ended September 30, 1999 and 1998 (unaudited)                  6

              Notes to Consolidated Financial Statements (unaudited)       7-8

      Item 2. Management's Discussion and Analysis or Plan of Operation   9-14

PART II  -- OTHER INFORMATION

      Item 1. Legal Proceedings                                             14

      Item 2. Changes in Securities and Use of Proceeds                     14

      Item 3. Defaults Upon Senior Securities                               15

      Item 4. Submission of Matters to a Vote of Secure                     15

      Item 5. Other Information                                             15

      Item 6. Exhibits and Reports on Form 8-K                              15

      Signatures                                                            15

      Exhibit Index                                                         16

PART I. -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                   September 30,

ASSETS                                                                  1999
                                                                   ------------
Current assets:                                                     (unaudited)
   Cash and cash equivalents                                       $  2,597,303
   Accounts receivable, net of allowances for
        Doubtful accounts of $97,025                                  2,897,690
   Inventories                                                        1,872,992
   Prepaid expenses and other current assets                            115,509
                                                                   ------------
          Total current assets                                        7,483,494
Property and equipment, net                                           1,719,672
Intangible assets, net                                                  504,815
Other assets                                                             31,673
          Total assets                                             $  9,739,654
                                                                   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                $    730,854
   Payables due to related parties                                      253,549
   Accrued expenses                                                     474,924
   Deferred revenue                                                     123,646
   Customer deposits                                                     41,846
   Current portion of long-term debt                                     29,173
                                                                   ------------
          Total  current liabilities                                  1,653,992
   Long-term debt, less current portion                                 483,223
          Total liabilities                                        $  2,137,215
                                                                   ------------
Commitments and contingencies
Shareholders' equity:
   Preferred Stock, no par value, 5,000,000 shares
         authorized, no shares issued and outstanding                        --
   Common stock, $.001 stated value, 25,000,000
         shares authorized, 11,010,417 shares issued
         and outstanding                                                 11,010
   Additional paid-in capital                                        24,469,493
   Accumulated deficit                                              (16,878,064)
                                                                   ------------
          Total shareholders' equity                                  7,602,439
                                                                   ------------
          Total liabilities and shareholders' equity               $  9,739,654
                                                                   ============

        The accompanying notes are an integral part of these statements.

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                    For the Three Months Ended
                                                   September 30,   September 30,
                                                       1999            1998
                                                   ------------    ------------

Sales                                              $  2,836,267    $  2,038,528
Cost of products sold                                 1,215,711         868,762
                                                   ------------    ------------
          Gross profit                                1,620,556       1,169,766

Operating costs and expenses:
   Sales and marketing expenses                       1,034,065       1,036,190
   General and administrative expenses                  797,772         410,631
   Research and development expenses                    625,606         427,935
   Write-down of investment in EchoCath                      --       1,400,000
                                                   ------------    ------------
          Loss from operations                         (836,887)     (2,104,990)

Other (expense) income, net                              (5,057)         57,148
                                                   ------------    ------------
          Net loss                                 $   (841,944)   $ (2,047,842)
                                                   ============    ============

Basic loss per share                               $      (0.08)   $      (0.21)
                                                   ============    ============

Diluted loss per share                             $      (0.08)   $      (0.21)
                                                   ============    ============

Weighted average shares outstanding used
to compute basic and diluted loss per share          10,233,189       9,872,417
                                                   ============    ============

        The accompanying notes are an integral part of these statements.

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                    For the Nine Months Ended
                                                   September 30,   September 30,
                                                        1999            1998
                                                    -----------     -----------
Sales                                               $ 7,792,278     $ 5,224,809
Cost of products sold                                 3,480,777       2,658,231
                                                    -----------     -----------
          Gross profit                                4,311,501       2,566,578

Operating costs and expenses:
   Sales and marketing expenses                       3,117,830       2,547,205
   General and administrative expenses                2,002,455       1,207,182
   Research and development expenses                  1,678,453       1,105,474
   Write-down of investment in EchoCath                      --       1,400,000
                                                    -----------     -----------
          Loss from operations                       (2,487,237)     (3,693,283)

Other income, net                                        44,133         157,616
                                                    -----------     -----------
          Net loss                                  $(2,443,104)    $(3,535,667)
                                                    ===========     ===========

Basic loss per share                                $     (0.25)    $     (0.39)
                                                    ===========     ===========

Diluted loss per share                              $     (0.25)    $     (0.39)
                                                    ===========     ===========

Weighted average shares outstanding used
to compute basic and diluted loss per share           9,958,053       9,044,038
                                                    ===========     ===========

        The accompanying notes are an integral part of these statements.

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                              For the Nine Months Ended
                                                            September 30,   September 30,
                                                                 1999            1998
                                                            -------------   -------------
Cash flows from operating activities:
  Net loss                                                   $(2,443,104)    (3,535,667)
  Adjustments to reconcile net loss to net cash
      used in operating activities:
      Write-down of investment in EchoCath                            --      1,400,000
      Depreciation and amortization                              284,543        221,160
  Changes in assets and liabilities:
       Increase in accounts receivable                          (592,192)      (687,177)
       Increase in inventories                                  (388,001)      (132,498)
      Decrease in prepaid and other current assets                36,387         23,683
      (Increase) decrease in other assets                        (12,351)         9,838
      Increase in payables due to related parties                 64,761         16,916
      Decrease in accounts payable                               (41,786)      (123,050)
      Decrease in accrued expenses, deferred
          revenue and customer deposits                          (86,586)      (339,629)
                                                             -----------    -----------
          Net cash used in operating activities              $(3,178,329)    (3,146,424)
                                                             -----------    -----------

Cash flows from investing activities:
   Proceeds from maturity and sale of investments                729,351        863,453
   Patent costs                                                   (6,000)       (37,901)
   Capital expenditures                                         (831,303)      (267,974)
                                                             -----------     ----------
          Net cash (used in) provided by investing           $  (107,952)       557,578
             activities
                                                             -----------    -----------

Cash flows from financing activities:
   Net proceeds from equity offering                           3,032,256      4,661,708
   Proceeds from exercise of stock options                         6,000         29,925
   Net borrowings under note payable                             512,397             --
                                                             -----------    -----------
          Net cash provided by financing activities          $ 3,550,653      4,691,633
                                                             -----------    -----------

Net increase in cash and cash equivalents                        264,372      2,102,787
Cash and cash equivalents, beginning of period                 2,332,931        752,068
                                                             -----------    -----------
Cash and cash equivalents, end of period                     $ 2,597,303      2,854,855
                                                             ===========    ===========
Supplemental disclosure of non-cash investing activity:
         Transfer of assets from inventory to fixed assets   $   315,700             --
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

Note 2. Net Loss Per Common Share

The Company calculates basic and diluted Earnings Per Share under Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Basic and diluted earnings per share are equal, due to the exclusion of common stock equivalents, which would make the earnings per share calculations anti-dilutive.

Note 3. Inventories

Inventories consist of the following:

                        September 30,
                             1999
                        -------------

      Raw materials     $   88,409
      Work in process       28,785
      Finished goods       955,798
                        $1,872,992
                        ==========

The Company transferred approximately $316,000 of assets from inventory used for demonstration purposes to fixed assets. The assets are being depreciated over three years.

Depreciation in the amount of $26,000 was recorded for the three-month period ended September 30, 1999.

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

The proceeds from the term note were used to fund the purchase of 7,500 square feet of manufacturing and warehouse space at the Company's ProCath subsidiary and building improvements. Interest is payable monthly in arrears at either Prime plus 3/4% or LIBOR plus 3 1/4%. Principal is payable commencing January 2000 in 48 equal monthly installments under a 15 year amortization schedule with a balloon payment due in December 2004.

The Company is required to maintain certain financial ratios, and meet certain net worth and indebtedness tests. The debt is collateralized by a first priority lien on all corporate assets. The agreement also prohibits the Company from incurring certain additional indebtedness, limits investments, advances or loans and restricts substantial asset sales, capital expenditures and cash dividends.

Note 5. Common Stock

On September 1, 1999, the Company sold and issued an aggregate of 1,135,000 shares of common stock in a private offering with a major institutional investment fund and three private investors (the "Investors") at $2.75 per share. The Investors each received a callable warrant purchasing an aggregate of 567,500 common shares exercisable at $3.50 per share. The warrants are callable when the average closing price of the Company's Common Stock has equaled or exceeded $4.125 per share during any twenty consecutive trading days. The warrants will expire five years from the date of grant, and were valued using the Black-Scholes option pricing model. The proceeds from the offering were $3,032,256, net of approximately $89,000 in related filing expenses.

The Company granted the Investors certain registration rights with respect to the shares pursuant to a Registration Rights Agreement. The Company filed a shelf registration statement on Form S-3 on September 30, 1999 covering all of the common stock. On October 22, 1999 the registration statement was declared effective by the Securities and Exchange Commission.

ITEM 2. Management's Discussion and Analysis or Plan of Operation

Overview

The Company was incorporated in New Jersey in January 1993 and operates in a single industry segment. The Company develops, manufactures, markets and sells a line of products for the cardiac electrophysiology ("EP") market used to diagnose, monitor and treat irregular heartbeats known as arrhythmias. Since inception, the Company has acquired technology, has developed new products and has begun marketing various electrophysiology products, including the EP WorkMate(R) electrophysiology workstation, the EP-3(TM) Stimulator, diagnostic electrophysiology catheters, internal cardioversion catheters and related disposable supplies.

The Company has developed a new product for internal cardioversion of atrial fibrillation known as the ALERT(R) System, which uses a patented electrode catheter to deliver measured, variable, low energy electrical impulses directly to the inside of the heart in order to convert atrial fibrillation to a normal heart rhythm. The ALERT(R) System is not approved for sale in the United States, however, on November 1, 1999, the Company submitted the final clinical module and original Pre Market Approval application with the FDA. The Company intends to market a full family of internal cardioversion catheters around the ALERT(R) platform.

The Company has also developed an intracardiac ultrasound product line including the ViewMate(R) ultrasound imaging console and U-View(R) deflectable intracardiac imaging catheter. These products are designed to improve a physician's ability to visualize inside the chambers of the heart, including the internal anatomy of the heart. The Company believes that the ViewMate(R) and U-View(R) may play an important role as new and effective treatment options are developed for the treatment of complex cardiac arrhythmias, including ventricular tachyarrhythmia and atrial fibrillation. The Company's ultrasound products are not approved for sale and the Company does not anticipate receiving approval to sell the ViewMate(R) or U-View(R) for at least several months, if approved at all.

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

RESULTS OF OPERATIONS

Nine months ended September 30, 1999 compared to nine months ended September 30, 1998

Sales increased $2,568,000 (or 49%) in the nine months ended September 30, 1999 as compared to the prior period in 1998. The majority of the increase in revenue in the quarter resulted from increased sales of the EP WorkMate(R), which represented a substantial percentage of sales during the nine-month period in 1999. The Company also realized increased sales of certain of its catheter products during the period.

The level of sales for the remaining three months of 1999 will depend materially on sales of the EP WorkMate(R) and diagnostic catheters and the ability of the Company's direct sales force and network of international independent distributors to effectively market and sell the Company's existing products. The ALERT(R) System is not approved for sale in the United States, however, on November 1, 1999, the Company submitted the final clinical module and original Pre Market Approval application with the FDA. The ALERT(R) System has been introduced for sale in Europe. However, the Company cannot accurately determine the sales level of the ALERT(R) System for the remaining quarter in 1999 at this time or when it will be available if at all in the United States. The Company expects the ALERT(R) System to contribute a greater proportion of revenues in 2000 and beyond.

Cost of products sold increased $823,000 (or 31%) due to the 49% increase in sales for the nine months ended September 30, 1999 as compared to 1998. Gross profit on sales for the nine months ended September 30, 1999 was $4,312,000 (or 55% as a percentage of sales), as compared with $2,567,000 (or 49% as a percentage of product sales) for the comparable period in 1998. The Company realized an increase in gross profit on sales of existing products during this period primarily due to increased sales of the EP WorkMate, which currently yields a higher gross margin than certain of the Company's other products. The Company hopes to improve its overall gross profit percentage as sales of the ALERT(R) System and other catheter products increase, which may offset the fixed costs associated with maintaining a catheter manufacturing operation.

Sales and marketing expenses increased $571,000 (or 22%), but decreased as a percentage of sales 40% from 49% in the nine months ended September 30, 1999 as compared to 1998. The dollar increase during this period was primarily due to the impact of increase in personnel, travel, trade show related expenses, product promotion and physician educational materials in support of its sales efforts. The international distribution network is currently supported by a team of direct international sales and marketing professionals, international field clinical engineers and administrative support personnel.

General and administrative expenses increased $795,000 (or 66%) in the nine months ended September 30, 1999 as compared to 1998. The increase during this period was due to increased personnel and other administrative costs necessary to support the increased operations worldwide. It is anticipated that these expenses may decline as a percentage of revenues as incremental sales are generated.

Research and development expenses increased $573,000 (or 52%) in the nine months ended September 30, 1999 as compared to 1998. During this period, the Company incurred research and development expenses primarily associated with the clinical trials for the ALERT(R) System, development costs and costs of preparing regulatory submissions for the new ultrasound imaging product line, as well as costs associated with several new products under development. In addition, the Company has ongoing development efforts on existing products, including the EP WorkMate(R) electrophysiology workstation and the EP-3(TM) Stimulator. The Company expects that research and development expenses are likely to increase in future periods, in part due to ongoing expenses related to the ALERT(R) System clinical trials, new product development activities and regulatory applications aimed at gaining approval to sell other new products.

The net loss for the nine months ended September 30, 1999 was $2,443,104 as compared to a net loss of $3,535,667 during the comparable period in 1998, which included a $1.4 million write-down of the Company's investment in EchoCath, Inc. The basic and diluted loss per share for the nine months ended September 30, 1999 was $0.25 per share versus $0.39 per share in 1998.

Liquidity and Capital Resources

Since inception, the Company's expenses have exceeded its sales, resulting in an accumulated deficit of approximately $16,878,000 at September 30, 1999.

The Company entered into two financing arrangements in March of 1999 with a bank: a $2,000,000 revolving line of credit and a $500,000 term loan. On September 1, 1999, the Company sold and issued an aggregate of 1,135,000 shares of common stock in a private offering with a major institutional investment fund and three private investors (the "Investors") at $2.75 per share. The proceeds from the offering were $3,032,256, net of approximately $89,000 in related filing expenses. The Company intends to use the net proceeds from the sale of the shares for working capital purposes. Management believes that its current liquidity position will be sufficient to meet the needs of the Company until at least September 30, 2000. In the event that it cannot generate additional capital funds after September 30, 2000, the Company believes that it can reduce non-core-related expenditures, which will allow it to continue in its operations for a significant period. However, that continuation may not be possible should circumstances outside the Company's control (including, for example, changes in general economic conditions) significantly interfere with the Company's business.

Net cash used in operating activities for the nine months ended September 30, 1999 increased $32,000 (or 1%) as compared to 1998. The net use of cash in operations for the nine months ended September 30, 1999 was primarily due to the Company's loss from operations. Payables to related parties increased $65,000 due to an increase in purchases of components for the Alert(R) System. Payments to related parties are made on terms similar to those of other suppliers.

Capital expenditures were $831,000 during the nine months ended September 30, 1999 as compared to $268,000 for the same period in 1998. During February 1999, the Company purchased an additional 7,500 square feet of manufacturing and warehouse space at ProCath for a purchase price of approximately $400,000. Costs to prepare the space for intended use approximated $100,000. This purchase was financed via a $500,000 term loan executed March 31, 1999. The purchase provided for expansion of the existing manufacturing operations, additional warehousing, shipping and quality assurance activities and relocation of ProCath's administrative offices.

Net borrowings under note payable increased $512,000 as compared to 1998 due primarily to the proceeds the Company received from the $500,000 term loan.

As of the date of this Report on Form 10-QSB, the Company does not have any other material commitments for capital expenditures. However, the Company expects to purchase capital equipment and to expand its manufacturing and assembly capabilities as it continues to grow. The Company leases office and manufacturing space and certain office equipment under operating leases.

During February 1997, the Company licensed the rights to several ultrasound technologies from EchoCath, for use in the field of electrophysiology. The agreement with EchoCath calls for the Company to make payments totaling up to a maximum of $700,000, in four installments, as certain development milestones and initial sales are achieved on the EchoMark and EchoEye technologies. One of the milestones calls for a $400,000 payment payable upon the completion of a development program for the EchoEye. This milestone was only payable in the event that the development was completed by September 30, 1998. To the best of the Company's knowledge, the milestone was not achieved and no milestone payments are accrued or payable to EchoCath as of September 30, 1999.

The Company expects its operating losses to continue in the near future as it will continue to expend substantial funds for research and development, clinical trials in support of regulatory approvals, increased manufacturing capacity and expansion of sales and marketing activities. The amount and timing of future losses will be dependent upon, among other things, increased sales of the Company's existing products, clinical approval and market acceptance of the ALERT(R) System and developmental, regulatory and market success of new products under development. There can be no assurance that any of the Company's development projects will be successful or that if development is successful, that the products will generate any sales. Based upon its current plans and projections, the Company believes that its existing capital resources will be sufficient to meet its anticipated capital needs for at least the next twelve months.

Year 2000 Readiness

The Year 2000 issue could affect computers, software and other equipment used, operated or maintained by the Company. The Company has completed a review of its internal computer programs and systems to ensure that the programs and systems will be Year 2000 compliant. The Company presently believes that, based on this review, its internal programs and systems are Year 2000 compliant in all material respects. However, it is possible that these current internal systems contain undetected errors or defects with Year 2000 date functions.

The Year 2000 issue can also affect products sold by the Company, particularly the EP WorkMate(R) and ALERT(R) Companion. The Company has performed an assessment of its products and, as a result of this review, believes that it has substantially identified and resolved the potential Year 2000 issues with these products. However, the Company also believes that it is not possible to determine with complete certainty that all Year 2000 issues affecting the Company's products have been identified or corrected due to the complexity of these products and the fact that these products interact with other third party products or operate on computer systems which are not under the Company's control.

The Company believes that its greatest Year 2000 risk for disruption to its business is the potential noncompliance of third parties. In this regard, the Company is in communication with its vendors, major customers and service providers in order to determine the extent to which the Company's business is vulnerable to the third parties' failure to make their systems Year 2000 compliant. Since the Company has no control over the actions of these third parties, there can be no assurance that these third parties will resolve any or all Year 2000 issues. Any failure of these third parties to resolve Year 2000 issues in a timely manner could have a material adverse effect on the Company's financial condition and results of operations.

The Company currently does not have a contingency plan in the event that particular systems, including the systems of material third parties, are not Year 2000 compliant. It is intended that such a plan will be developed if it becomes clear that the Company is not going to achieve its scheduled compliance objectives. Although no assurance can be given that there will be no interruption of operations as a result of the Year 2000 issue, the Company believes, and assuming that third parties with whom the Company has material business relationships successfully remediate their own Year 2000 issues) that it has reasonably assessed its systems in order to ensure that the Company will not suffer any material adverse effect from the Year 2000 issue

Costs specifically associated with Year 2000 compliance are expensed as incurred. To date, the Company has not spent a material amount on this project. The Company does not expect the total costs relating to Year 2000 compliance to have a material effect on the Company's results of operations or financial condition. However, the total costs that the Company will incur in connection with the Year 2000 issue will be influenced by (i) its ability to successfully identify Year 2000 issues, (ii) the nature and amount of programming required to remediate the issues, (iii) the related labor and/or consulting costs for such remediation and (iv) the ability of third parties with whom the Company has business relationships to successfully address their own Year 2000 concerns. These and other unforeseen factors could have a material adverse effect on the Company's results of operations or financial condition.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

During October 1997, the Company filed a lawsuit against EchoCath in the United States District Court for the District of New Jersey alleging, among other things, that EchoCath made fraudulent misrepresentations and omissions in connection with the prior sale of $1,400,000 of its preferred stock to the Company.

EchoCath filed an answer to the complaint, denying the allegations and asserting a counterclaim against the Company seeking its costs and expenses in the action. EchoCath also filed a motion to dismiss the complaint. During October 1998, the complaint was dismissed by the District Court. The Company is appealing the decision. The Company believes that EchoCath's counterclaim and request for reimbursement of its costs and expenses is without merit. As a result, the Company has not accrued for such costs and expenses at September 30, 1999. In the opinion of management, the ultimate resolution of the counterclaim will not have a material adverse impact of the Company's financial condition or results of operations. The Company cannot determine the outcome of the EchoCath litigation at this time.

Item 2. Changes in Securities

On September 1, 1999, the Company sold and issued an aggregate of 1,135,000 shares of common stock in a private offering with a major institutional investment fund and three private investors (the "Investors") at $2.75 per share. The Investors additionally received callable warrants to purchase an aggregate of 567,500 common shares exercisable at $3.50 per share. The proceeds from the offering were $3,032,256, net of approximately $89,000 in related filing expenses.

The Company granted the Investors certain registration rights with respect to the hares pursuant to a Registration Rights Agreement. The Company filed a shelf registration statement on Form S-3 on September 30, 1999 covering all of the common stock. On October 22, 1999 the registration statement was declared effective by the Securities and Exchange Commission.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            The following exhibits will be filed as part of this Form 10-QSB:

            Exhibit 27       Financial Data Schedule (SEC filing only)

      (b)   Reports on Form 8-K
                  Current report on Form 8-K was filed on September 7, 1999, reporting that the Company raised $3.1 million of new equity.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    EP MEDSYSTEMS, INC.
                                    (Registrant)

Date: November 12, 1999        By:  /s/  David A. Jenkins
      -----------------             ---------------------
                                         David A. Jenkins
                                    President and Chief Executive Officer

Date: November 12, 1999        By:  /s/  Joseph M. Turner
      -----------------             ---------------------
                                    Joseph M. Turner
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
Number                      Description of Exhibit
------                      ----------------------

Exhibit 27                  Financial Data Schedule
                            (SEC filing only)