Form 10KSB
period 1999-12-31
EP MEDSYSTEMS INC
filed 2000-04-03
CIK 1012394

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

      (Mark one)
 X    ANNUAL  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
---   EXCHANGE ACT OF 1934
      FOR THE FISCAL YEAR ENDED: December 31, 1999
                                 -----------------

      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ---- EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM             TO
                                     -----------

Commission file number 0-28260
                       -------

EP MedSystems, Inc.
(Name of small business issuer in its charter)

New Jersey                                            22-3212190
------------                                    ----------------
(State or other jurisdiction of incorporation or organization)
(I.R.S. Employer Identification No.)

100 Stierli Court, Mount Arlington, NJ                07856
--------------------------------------                -----
(Address of principal executive offices)              (Zip code)

Issuer's telephone number:  (973) 398-2800
                            --------------

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
                             X        Yes         No
                        ------------      ------

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended December 31, 1999 were $10,868,261.

The aggregate market value of the issuer's outstanding voting stock held by non-affiliates on March 20, 2000, based on the closing sale price of its common stock on the Nasdaq National Market on such date, was approximately $60,001,530.

As of March 20, 2000 there were outstanding 11,572,167 shares of the issuer's Common Stock, no par value, stated value $.001 per share.

Transitional Small Business Disclosure Format (check one):
      Yes    X   No
            ---

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

PART I

Item 1.  Description of Business

The Company was incorporated in New Jersey in January 1993 and operates in a single industry segment. The Company develops, manufactures, markets and sells a line of products for the cardiac electrophysiology ("EP") market used to diagnose, monitor and treat irregular heartbeats known as arrhythmias. Since inception, the Company has acquired technology, has developed new products and has begun marketing various electrophysiology products, including the EP WorkMate(R) electrophysiology workstation, the EP-3(TM) Stimulator, diagnostic electrophysiology catheters and internal cardioversion catheters.

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

The ALERT(R) System is not approved for sale in the United States, but is currently undergoing clinical trials. On November 1, 1999 the Company completed the submission of all modules in its Pre Market Approval ("PMA") application including a Clinical Module containing the results to date of the clinical trial. On January 5, 2000, the FDA notified the Company that it completed its initial review of the PMA application and requested additional information, including increasing patient enrollment to 150 patients. Upon addressing these additional requests, and because no other legally marketed therapeutic device is currently available that allows low atrial defibrillation thresholds, the FDA has advised the Company that it will grant expedited review to the ALERT(R) System. Expedited review, in general, means that the FDA will give the ALERT(R) System PMA application priority over all other regular PMA applications. The purpose of this expedited review process is to afford the U.S. public the benefit of new medical technology as soon as possible, while assuring that safety and effectiveness is still obtained. The Company does not anticipate completing the clinical trial for at least several months. Due to the fact that additional testing is necessary, approval to sell the ALERT(R) System in the United States may take up to one year or more, if approved at all. The Company received Class III Design Examination Certification from its European notified body to label the ALERT(R) System with a CE Mark, an international symbol of adherence to quality assurance standards, design reviews and hazard analysis. This designation allows the Company to sell the ALERT(R) System in the European Community in 1999.

In addition, the Company has developed an intracardiac ultrasound product line including the ViewMate(TM) ultrasound imaging console and a deflectable intracardiac imaging catheter. These products are designed to improve a physician's ability to visualize the inside chambers of the heart, including the internal anatomy of the heart. The Company believes that the ViewMate(TM)
System may play an important role as new and effective treatment of complex cardiac arrhythmias, including ventricular tachyarrhythmia and atrial fibrillation. The Company's ultrasound products are not approved for sale and the Company does not anticipate receiving approval to sell these products for at least six months, if approved at all.

The Company's principal offices are located at 100 Stierli Court, Suite 107, Mount Arlington, NJ 07856, and its telephone number is 973-398-2800. Unless the context requires otherwise, references to the "Company" include EP MedSystems, Inc. and its wholly owned subsidiaries including but not limited to EP MedSystems UK Ltd. ("EP MedSystems UK") and EP MedSystems France S.A.R.L.

Products

The Company develops, manufactures, markets and sells a broad based, integrated line of electrophysiology products used to monitor, analyze, diagnose and treat cardiac arrhythmias. The Company's products can be separated by function into the categories described below.

The ALERT(R) System

The ALERT(R) System was developed to be a more effective and less traumatic method of converting atrial fibrillation to normal heart rhythm. The
ALERT(R) System represents a new
approach to electrical cardioversion known as low energy internal cardioversion, in which up to 15 joules of electrical energy are delivered directly to the inside of the heart. The ALERT(R) System comprises a single use proprietary electrode catheter with two separate electrode arrays (the "ALERT(R) Catheter") and an external energy source (the "ALERT(R)Companion"). The Company believes low energy internal cardioversion using the ALERT(R) System provides numerous potential advantages over high-energy external cardioversion and drug conversion therapies as follows:

      o Fewer traumas, discomfort and risk to patients than high-energy external cardioversion.

      o Higher success rate in converting patients with chronic atrial fibrillation to normal heart rhythm than with high-energy external cardioversion (based on initial clinical experience).

      o     Elimination of harmful side effects associated with drug therapies.

      o Can be used on an outpatient basis; general anesthesia is not required.

      o Lower overall cost per procedure than high-energy external cardioversion.

      o Greater applicability for converting atrial fibrillation occurring in the days immediately following open-heart surgery.

      o Combination of temporary pacing and blood pressure monitoring features with cardioversion in a single multi purpose catheter.

The ALERT(R) System is based on medical technology invented by Eckhard Alt, MD, a member of the Company's Scientific Advisory Medical Board. Employees of the Company developed the catheter manufacturing technology. The Company has licensed the exclusive worldwide right to use the ALERT(R) technology in the ALERT(R) System from Dr. Alt. Five patents have been issued in the United States on the ALERT(R) System. The Company and Dr. Alt have also filed additional patent applications and continuations for the ALERT(R) Catheter and the ALERT(R) Companion in the United States and internationally. See "-- Patents and Intellectual Property."

Clinical Trials

The ALERT(R) System is a medical device that will require a PMA from the U.S. Food and Drug Administration ("FDA") prior to marketing in the United States. The Company submitted a clinical study protocol to the FDA as part of an application for an Investigational Device Exemption ("IDE"). The FDA has approved the IDE application for the ALERT(R) System and the U.S. IDE clinical trials are currently ongoing at thirteen leading atrial fibrillation research centers, including Duke University Medical Center; the Medical Center of the University of Alabama at Birmingham; Baylor College of Medicine; Lehigh Valley Hospital; University of Southern California; and University of California at San Francisco. The Company hopes that the results of the ALERT(R) clinical trials will demonstrate the safety and efficacy of the ALERT(R)
System for internal catheter based cardioversion of atrial fibrillation. See " --Government Regulation."

On November 1, 1999 the Company completed the submission of its PMA application. On January 5, 2000, the FDA notified the Company that it completed its initial review of the PMA application and requested additional information including increasing patient enrollment to 150 patients. Upon addressing these additional requests, and because no other legally marketed therapeutic device is currently available that allows low atrial defibrillation thresholds, the FDA has advised the Company that it will grant expedited review to the ALERT(R) System. Expedited review, in general, means that the FDA will give the ALERT(R) System PMA application priority over all other regular PMA applications. The purpose of this expedited review process is to afford the U.S. public the benefit of new medical technology as soon as possible while assuring that safety and effectiveness is still obtained. As of March 15, 2000, there were 130 enrolled patients in the ALERT(R) clinical trial.

The ALERT(R) System has received Class III Design Examination Certification for labeling with the CE Mark and the product is being sold throughout Europe. European tests are now ongoing for a new version of the ALERT(R) Catheter that incorporates thermodilution to the ALERT(R) pulmonary artery catheter. This feature is expected to broaden the ALERT(R) applications to include the critical care and heart surgery markets by incorporating cardiac output measurement into the catheter. In February 2000, we received approval from our European notified body to begin shipment of our new ALERT(R) Companion II, a newer design of the ALERT(R) Companion. See "--Government Regulation."

EP Computer Workstations and Stimulators (EP WorkMate(R), EP-3(TM)
Stimulator) The EP WorkMate(R) is a computerized electrophysiology workstation that monitors, displays, and stores cardiac electrical activity and arrhythmia data. Electrophysiology workstations are dedicated data management systems designed specifically for use in electrophysiology procedures to view and record procedural data facilitate data analysis and generate customized reports. The EP WorkMate(R) offers, among other features, up to 128 recorded channels of cardiac electrical data, real-time analysis including graphical and quantitative display of such data, superior ease of use and a single keyboard for all operations. The EP WorkMate(R) consists of a Pentium PC with integral proprietary software, a proprietary signal-conditioning unit, dual 21-inch high-resolution color monitors, an optical disk for data storage, a custom keyboard, catheter and stimulator junction box and a laser printer. In addition, each EP WorkMate(R) has an internal modem to provide a direct link between the purchaser and the Company, facilitating field software support. The EP WorkMate(R) is differentiated from competing products by
(i) its seamless integration with the EP-3(TM) Stimulator, (ii) its capacity to receive and display up to 128 channels of cardiac electrical data simultaneously, (iii) its ability to process and simultaneously display both real time and historical electrophysiology activity and (iv) its simple, user friendly software based on a menu driven, point and click interface.

The Company's EP-3(TM) Stimulator is a computerized electrical pulse generator and processor used to stimulate the heart with electrical impulses in order to locate electrical disturbances or arrhythmias. The Company believes the EP-3(TM) Stimulator is currently the only computerized electrophysiology clinical stimulator being sold in the U.S. It features automatic synchronization and rate controls as well as the same user interface as the EP WorkMate(R)
The EP-3(TM) Stimulator can be sold as a stand alone electrophysiology stimulator or integrated with the EP WorkMate(R). The Company believes the EP WorkMate(R), when integrated with the EP-3(TM) Stimulator, offers the most advanced computer tools available to the electrophysiology market.

Catheter Products

The Company presently markets a full line of diagnostic electrophysiology catheters for stimulation and sensing of electrical signals during electrophysiology studies. The Company's diagnostic catheters are similar to others sold within the industry. The Company offers numerous electrode/curve configurations of catheters. During March 1999, the Company received substantial equivalence 510(k) clearance from the FDA for its flexible catheter electrodes. This clearance allows the Company to market the product in the United States. This proprietary and patented technology known as SilverFlex(TM) offers the Company the ability to manufacture and sell catheters with numerous electrodes for sophisticated mapping procedures. The flexible nature and lightweight of these electrodes enable them to be placed on the catheter shaft without the traditional problems of unwanted stiffness, weight and poor handling characteristics. SilverFlex(TM) appears to be a better alternative than metal electrode bands when used with eight or more electrodes and/or with a deflectable catheter. The Company received FDA 510(k) approval for a deflectable catheter design to be used with diagnostic EP catheters made with both SilverFlex(TM) and platinum electrodes. The addition of a deflectable catheter to the catheter product line will enable the Company to become more competitive in the diagnostic EP catheter market.

Ultrasound Products

The Company has developed an intracardiac ultrasound product line including the ViewMate(TM) ultrasound imaging console and a deflectable intracardiac imaging catheter. These products are designed to improve a physician's ability to visualize inside the chambers of the heart, including the internal anatomy of the heart. The Company believes that the ViewMate(TM) System may play an important role as new and effective treatment options are developed for the treatment of complex cardiac arrhythmias, including ventricular tachyarrhythmia and atrial fibrillation. The Company's ultrasound products are not approved for sale and the Company does not anticipate receiving approval to sell the ViewMate(TM) System for at least six months, if approved at all.

Patents and Intellectual Property

The Company's success and ability to compete depends in part upon its ability to obtain patent protection for its existing products and those under development. The Company has filed for patents on its important inventions, some of which have been issued, and has acquired patents and has entered into license agreements to obtain rights under selected patents of third parties as to technology it considers important to its business. The Company intends to file additional patents in the future in order to continue its efforts to establish, preserve and enforce protection for its proprietary technology and other intellectual property. The Company's intellectual property consists of the following:

o An exclusive worldwide license under three issued U.S. patents; an exclusive license under one patent application pending in the European Patent Office and additional filed or licensed patent applications and continuations for the ALERT System. The license agreement provides for the Company to pay royalties equal to 5% of net sales of all products covered by the licensed technology until expiration of the last licensed patent.

o A semi-exclusive license under an issued U.S. patent for technology to conduct temporary ventricular defibrillation. The license agreement provides for the Company to pay royalties up to a maximum of 5% of net sales of all products covered by the licensed technology until expiration of the licensed patent, with lifetime royalties limited to a maximum of $1,000,000.

o A non-exclusive license under an issued U.S. patent for synchronization of a defibrillation shock delivered using the ALERT Companion. The license agreement provides for the Company to pay royalties equal to the greater of $200 per unit or 2% of net sales of the ALERT Companion.

o Exclusive licenses under nine issued U.S. patents and four foreign filings as to certain ultrasound technologies in an attempt to develop ultrasound guided electrophysiology products within the field of use. The field of use of the license covers cardiac electrophysiology except for pacemaker leads and permanently implanted defibrillation devices. The license agreement calls for a royalty on net sales of all products covered by the licensed technology, including minimum royalties beginning in 1999 and continuing for the life of the applicable patents and continuations thereof. To date, the Company has elected to not pay any minimum royalties.

o A patent covering the application of conductive adhesive bands for catheter electrodes. The license agreement provides for the Company to pay royalties of 1% of net sales of all products covered by the licensed technology until expiration of the licensed patent, with lifetime royalties limited to a maximum of $1,000,000.

o Three patent applications were issued or allowed during 1998 for catheter products including the One-Piececatheter, a steerable catheter and combination pacing/sensing/cardioversion catheters.

o Four patent applications were allowed and issued in 1999 for Company products including a Controlled Current Defibrillator, an Electrophysiology Catheter, a Combined Cardioversion Mapping Catheter and ALERT Catheter manufacturing method.

o Three patent applications in the United States for new catheter products, manufacturing methods or other advanced catheter technologies were filed in 1998.

o Three patent applications in the United States and one European patent application for new catheter products, manufacturing methods or other advanced catheter technologies were filed in 1999.

o The Company is in the process of preparing patent applications for seven new products or improvements to existing products.

o On an ongoing basis, the Company reviews, negotiates and from time to time enters into other third party licenses for technology which the Company believes may be useful for continuing the development of the Company's product lines.

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

The Company's expenditures for research and development (which includes expenditures for clinical trials, regulatory affairs and engineering) totaled approximately $2,215,000 and $1,606,000 in the years ending December 31, 1999, and 1998, respectively. During 1999, the Company's principal research and development project involved the ALERT(R) System clinical trials. The Company also realized research and development expenses related to efforts to place a flexible metallic coating on its electrophysiology catheters, efforts to develop and obtain regulatory approval of its line of ultrasound products, hiring of additional in-house engineering and technical support personnel and increased development work on existing products, including the EP WorkMate(R) and electrophysiology catheters. Additionally, other research and development efforts are ongoing to develop new products, enhance existing products and lower production costs.

The Company is engaged in ongoing development of a number of catheter based electrophysiology products and employs software engineers who are continuously involved in software development of new products or improvements to existing products. There can be no assurance that such development efforts will be successful or regulatory approval to sell any such products, if required, will be obtained.

The Company expects that expenses related to the ALERT(R) System will be significant during 2000. The Company expects that research and development expenses will increase as it continues attempts to develop new products as well as ongoing improvements to existing products and other development projects that may arise.

Sales and Marketing

Domestic

The Company utilizes its own direct sales and marketing force to sell all of its products in the U.S. market. This includes a Vice President of Sales, National Sales Manager, seven Regional Sales Managers, a Director of Marketing, six clinical engineers and administrative support personnel.

International

The Company utilizes distributors to sell its products overseas and is in the process of adding distributors in several countries not previously represented. The Company has branch offices in the United Kingdom and France, to improve distributor relationships and to assist in the introduction of the ALERT(R) System for sale in Europe. The UK and French office is currently staffed with three Sales Managers, clinical engineers and administrative employees. The Company expects to expend considerable resources and effort to support the sale of the ALERT(R) System in Europe. Examples of the types of expenditures are physician training and education, promotional material, sample products and increased direct sales expenses, among others.

No assurance can be given that the Company or its distributors can successfully sell the ALERT(R) System or other products in Europe or elsewhere on terms acceptable to the Company, or at all. Future foreign sales will be subject to certain risks, including exchange rate fluctuations, local medical reimbursement issues, duties, tariffs and taxes, import restrictions and other regulations.

Manufacturing

Catheter Products

Substantially all of the Company's catheter products are manufactured at its facility located in

West Berlin, New Jersey. Each catheter is assembled and tested by the Company prior to sterilization. The West Berlin facilities and quality assurance procedures are subject to Good Manufacturing Practices ("GMP") and QSR regulations promulgated by the FDA. Raw material vendors are required to submit certificates of compliance to the Company's specifications. The Company's West Berlin facility has its ISO-9001 Quality System and Design Examination Certification which allows the CE Mark to be used on its products, including the ALERT(R) System. The Company's West Berlin facility has no experience in large-scale manufacturing and there can be no assurance that the Company will be successful in manufacturing products in significant volume. The Company believes that it has sufficient capacity to satisfy its catheter manufacturing needs for at least the next twelve months.

Other Products

The Company assembles its products primarily at its West Berlin facility. The Company's engineers generally design the Company's products and their functionality, however, certain critical components of the ALERT(R)
Companion, EP WorkMate(R) and EP-3(TM) Stimulator are received from outside sources. All custom components are manufactured in conformity with the Company's specifications and the manufacturers' facilities, activities and quality assurance procedures are subject to GMP regulations and ISO 9001 audits. Any interruption in the supply from these suppliers would have a material adverse effect on the Company's ability to deliver its products until acceptable arrangements can be made with a qualified alternative source of supply which, as a result, could have a material adverse effect on the Company's business, financial condition and results of operations. The Company also incorporates several off the shelf components in its systems. Examples of these items are computers, high- resolution monitors and laser printers that are typically available from more than one vendor. The parts are inspected and tested upon receipt as well as when the components are assembled into a complete system prior to shipment.

Government Regulation

United States

In the United States, the development, testing, manufacture, labeling, marketing, promotion and sale of medical devices are regulated by numerous governmental authorities, including the FDA under the Federal Food, Drug, and Cosmetic Act ("FFDCA"). The FDA has broad discretion in enforcing the FFDCA and noncompliance with applicable requirements can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals and criminal prosecution.

Before a new device can be introduced into the market in the U.S., the manufacturer generally must obtain either FDA clearance of a premarket notification filing under Section 510(k) of the FFDCA (a "510(k) submission") or FDA approval of a PMA application under Section 515 of the FFDCA. The FDA has recently been requiring more data and information to demonstrate 510(k) substantial equivalence than in the past. Based upon industry and FDA publications, the Company believes that it generally takes between 3 to 12 months from the date of submission to obtain 510(k) premarket clearance, but may take longer depending upon the circumstances. There can be no assurance that the Company will obtain 510(k) premarket clearance within the above time frames, if at all, for any of the devices for which it may file a 510(k) submission in the future. This could have a materially adverse effect on the Company's business, financial condition and results of operations.

A 510(k) submission is also required when the manufacturer makes a change or modification to a legally marketed device that could significantly affect the safety or effectiveness of the device, or where there is a major change or modification in the intended use of the device.

A PMA application must be filed as to a proposed device if the device is not substantially equivalent to a legally marketed device. The PMA procedure involves a more rigorous, complex and lengthy review process by the FDA than the 510(k) premarket clearance procedure.

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

Modifications to a device that is the subject of an approved PMA, its labeling or manufacturing process may require approval by the FDA of PMA supplements or new PMAs. Supplements to a PMA often require the submission of the same type of information required for an initial PMA, except that the supplement is generally limited to that information needed to support the proposed change from the product covered by the original PMA. Although under the FFDCA, the FDA is required to complete its review of a PMA or PMA supplement within 180 days, the agency may take a significantly longer period of time to complete its review.

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

Following FDA clearance or approval of a device for commercial distribution, the primary form of government regulation of medical devices is the FDA's GMP and QSR regulations for medical devices. These regulations, administered by the FDA, set forth requirements to be observed in the design, manufacture, packaging, labeling and storage of medical products for human use, including implementation of a quality assurance program. These regulations require, among other things, that manufacturing is controlled by the use of written procedures and the ability to produce devices that meet specifications is validated by extensive testing. They also require inspection and testing of the products produced and investigation when devices fail to meet specifications. Failure to adhere to GMP and QSR requirements would cause the products produced to be considered in violation of the FFDCA and subject to enforcement action. The FDA monitors compliance with these requirements by requiring manufacturers to register their manufacturing facilities and list their products with the FDA. The Company is subject to routine inspection by the FDA for compliance with QSR, Design Control and GMP requirements, Medical Device Reporting regulations ("MDR") and other applicable regulations. The FDA last inspected the Company's West Berlin Facility during June 1998. If an FDA inspector observes conditions that might be violative of GMP procedures, the manufacturer must correct those conditions or explain them satisfactorily, or face potential regulatory action that might include physical removal of the product from the market. The FDA has made changes to the GMP regulations, including quality systems and design control requirements, which will likely increase the cost of compliance with GMP requirements. Changes in existing requirements or adoption of new requirements could have a material adverse effect on the Company's business, financial condition, and results of operation. There can be no assurance that the Company will not incur significant costs to comply with laws and regulations in the future or that laws and regulations will not have a material adverse effect upon the Company's business, financial condition or results of operation. The FDA's MDR regulations also require that the Company provide information to the FDA on the occurrence of any deaths or serious injuries alleged to have been associated with the use of the Company's products, as well as on any product malfunction that would likely cause or contribute to a death or serious injury if the malfunction were to recur. FDA law and regulations also prohibit a device from being labeled or promoted for unapproved or uncleared indications. If the FDA believes that a company is not in compliance with any of these regulations, it can institute proceedings to detain or seize products, issue a recall, seek injunctive relief or assess civil and criminal penalties against such a company. Failure on the part of the Company or by its suppliers of critical components to comply with GMP could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Foreign countries also often have extensive regulations regarding safety, manufacturing processes and quality that differ from those in the United States and must be met in order to continue sale of a product within the country. The European Economic Community has instituted the requirement that all medical products sold into the European Union, comply with the Medical Device Directive (the "MDD"). The MDD requires that all such products be labeled with the CE Mark. The Company has received Class III Design Examination Certification from its notified body to label its products, including the ALERT(R) System, with the CE Mark. This designation allows the Company to market the ALERT(R) System in countries that are members of the European Union and the European Free Trade Association. There can be no assurance that the Company will be successful in maintaining its CE Mark certification.

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

Competition

The medical device market, particularly in the area of cardiac electrophysiology is highly competitive. Many of the Company's competitors have access to significantly greater financial and other resources than the Company. Further, the medical device market is characterized by rapid product development and technological change. The present or future products of the Company could be rendered obsolete or uneconomic by technological advances by one or more of the Company's present or future competitors or by other therapies. The Company's future success will depend upon its ability to remain competitive with other developers of such medical devices and therapies. The Company believes that its existing products compete primarily on the basis of features, effectiveness, quality, ease and convenience of use, customer service and cost effectiveness.

The Company's primary competitors in the production of catheters and disposable accessories are C.R. Bard Inc., EP Technologies, Inc. (a subsidiary of Boston Scientific Corporation), Medtronic, Inc., Biosense Webster, Inc. (a subsidiary of Johnson & Johnson, Inc.) and Daig Corporation (a subsidiary of St. Jude Medical, Inc.). In the computerized EP workstation and EP stimulator market, the Company's main competitors are Marquette-Prucka (a division of General Electric), C.R. Bard Inc., Fischer Imaging, and Siemens Medical Systems.

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

Third-Party Reimbursement

In the U.S., the Company's products are marketed to medical institutions and physicians that then bill various third party payors, such as government programs, principally Medicare and Medicaid, and private insurance plans, for the healthcare services provided to their patients. Third party payors are increasingly challenging the prices charged for medical products and services, and substantial uncertainty exists as to third party reimbursement for investigational and newly approved products. Government agencies, private insurers and other payors generally reimburse hospitals for medical treatment at a fixed rate per patient or based on the procedures performed. The fixed rate reimbursement is unrelated to the specific devices used in treatment. If a procedure is not covered, payors may deny reimbursement. In addition, some payors may deny reimbursement if they determine that the device used in the treatment was unnecessary, inappropriate or not cost-effective, or if it was experimental or was used for a non-approved indication, even if it has FDA approval. Because the amount of the reimbursement is fixed, to the extent a physician uses more expensive devices, the amount of potential profit relating to the procedure is reduced. Accordingly, hospitals must determine that the clinical benefits of more expensive equipment justify the additional cost. The U.S. Health Care Financing Administration has entered into an interagency agreement with the FDA pursuant to which the FDA will place all devices with approved IDEs into one of two categories, "Category A" or "Category B." Category A devices are innovative devices that are believed to be in Class III (the class of medical devices subject to the most stringent FDA review) and are of a type as to which initial questions of safety and effectiveness have not been resolved and the FDA is unsure whether the device type can be safe and effective. They will not be eligible for Medicare reimbursement. Category B devices include Class III devices of a type as to which underlying questions of safety and effectiveness have been resolved or that is known to be capable of being safe and effective because other devices of that type have been approved. Category B devices will be eligible for Medicare reimbursement if the devices are furnished in accordance with the FDA approved protocols governing clinical trials and all other Medicare coverage requirements are met. The Company believes the ALERT(R) System may be a Class III device. There can be no assurance that the ALERT(R) System will be placed in Category B and thus eligible for Medicare reimbursement during clinical trials. There can be no assurance that reimbursement will be or remain available for the Company's products or for the ALERT(R) System if it is approved, or even if reimbursement is available, that payors' reimbursement policies will not adversely affect the Company's ability to sell its products on a profitable basis.

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

Employees

As of March 20, 2000, the Company had 82 full-time employees, of whom 29 are dedicated to manufacturing and quality assurance, 20 are engaged in management and administration, 16 are engaged in sales and marketing and 17 are engaged in research and development and technical service. The Company believes its employee relations are satisfactory.

Item 2.  Description of Property

The Company currently leases approximately 7,800 square feet of office and manufacturing space located in Mount Arlington, New Jersey through October 2002. This facility contains administrative, engineering, sales, marketing, limited assembly and warehousing for certain of the Company's hardware products. The Company owns a facility comprising approximately 15,000 square feet in West Berlin, New Jersey. This facility manufactures and assembles the Company's hardware and catheter products. This facility additionally contains administration, engineering, catheter research and development and warehousing. EP MedSystems UK leased 945 square feet of office and storage space in London, England through January, 2000. Upon expiration of the lease in January, 2000, EP MedSystems UK moved into a new location in Kent, England with a lease for 822 square feet through January 2003. EP MedSystems France entered into a lease effective, January 2000 for 1,350 square feet of office and warehouse space in Villebon-Courtaboeuf, France through January 2003. The Company believes that its facilities are sufficient to meet its expected needs for at least the next twelve months.

Item 3. Legal Proceedings

EchoCath

During October 1997, the Company filed a lawsuit against EchoCath, Inc. ("EchoCath") in the United States District Court for the District of New Jersey alleging, among other things, that EchoCath made fraudulent misrepresentations and omissions in connection with the prior sale of $1,400,000 of its preferred stock to the Company.

EchoCath filed an answer to the complaint, denying the allegations and asserting a counterclaim against the Company seeking its costs and expenses in the action. EchoCath also filed a motion to dismiss the complaint. In December 1997, EP MedSystems filed an amended complaint and EchoCath filed an answer thereto again denying the allegations and asserting a counterclaim seeking reimbursement of its costs and expenses in the action. EchoCath also filed a motion to dismiss the amended complaint. During October 1998, the complaint was dismissed by the District Court and EchoCath's counterclaim for attorney fees was denied. The Company argued an appeal on December 8, 1999 and is awaiting the decision of the United States Court of Appeals for the Third Circuit. At this time, the Company cannot determine the outcome of the litigation and as a result, no amount has been accrued at December 31, 1999.

Item 4.  Submission of Matters to a Vote of Security Holders

On November 5, 1999, the Company held its Annual Meeting of Shareholders. The matters voted upon by the security holders were:

1) To elect (i) one (1) Class I director to the Board of Directors to serve a three (3) year term and until such director's successor shall be duly elected and qualified and (ii) one (1) Class II director to the Board of Directors to serve a one (1) year term and until such director's successor shall be duly elected and qualified;

                                                         For           Withhold
                                                       ---------       --------
For the election as a Class I Director
     John E. Underwood                                 8,954,298        9,300

For the election as a Class II Director
     Darryl D. Fry                                     8,956,798        6,800

2) To approve an amendment to the 1995 Long Term Incentive Plan to increase the number of shares which may be issued pursuant to options thereunder from 700,000 to 1,000,000.

         For                        Against                      Abstain
----------------------      ------------------------      ----------------------
      8,322,530                     621,368                       19,700

3) To ratify the selection of PricewaterhouseCoopers LLP, independent public accountants, as auditors for the Company for the fiscal year ending December 31, 1999:

         For                        Against                      Abstain
----------------------      ------------------------      ----------------------
      8,943,898                       -0-                         19,700

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

For the year ended
December 31, 1999                            High            Low
--------------------------------------- --------------- --------------
First quarter                                $3.50          $2.50
Second quarter                               $3.00          $2.00
Third quarter                                $3.19          $2.28
Fourth quarter                               $7.13          $2.94

For the year ended
December 31, 1998                            High           Low
--------------------------------------- --------------- --------------
First quarter                                $2.25          $1.75
Second quarter                               $3.38          $1.31
Third quarter                                $4.13          $2.25
Fourth quarter                               $3.88          $3.19

As of March 20, 2000, there were approximately 73 registered holders of record of the Company's Common Stock. This number excludes individual stockholders holding stock under nominee security position listings. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders, but it believes that the amount is in excess of 400.

Dividend Policy

The Company has not paid any dividends on its Common Stock and does not expect to pay any such dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On September 1, 1999, the Company sold and issued an aggregate of 1,135,000 shares of common stock in a private offering exempt under Section 4 (2) of the Securities Act of 1933 with a major institutional investment fund and two members of its board of directors and a private investor (the "Investors") at $2.75 per share. The Investors each received a callable warrant entitling them to purchase an aggregate of 567,500 common shares exercisable at $3.50 per share. The warrants are callable by the Company when the average closing price of the Company's Common Stock has equaled or exceeded $4.125 per share during any twenty consecutive trading days. The warrants expire five years from the date of grant, and were valued using the Black-Scholes option pricing model. The proceeds from the offering were $3,032,000, net of approximately $89,000 in related filing expenses.

The Company granted the Investors certain registration rights with respect to the shares pursuant to a Registration Rights Agreement. The Company filed a shelf registration statement on Form S-3 on September 30, 1999 covering such shares which was declared effective by the Securities and Exchange Commission on October 22, 1999.

On April 9, 1998, the Company issued and sold 2,250,000 shares of its common stock in a private offering exempt under Section 4 (2) of the Securities Act of 1933 to six institutional investors (the "Investors") at a price of $2.25 per share. The gross proceeds of the offering were $5,062,500 before deducting offering expenses of approximately $401,000. The Company used the net proceeds from the sale of these shares for working capital purposes.

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

Item 6.  Management's Discussion and Analysis or Plan of Operation

The following Management's Discussion and Analysis or Plan of Operation contains forward looking statements based upon current expectations that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors, that include, but are not limited to, the risks discussed in the following section as well as those discussed in the section entitled "Factors That May Impact Future Operations." These forward looking statements include, but are not limited to, the statement in the second paragraph of "Overview" relating to clinical trials, anticipated filing and approval time periods for FDA market clearance and approval for sale of the ALERT(R) System; the statements in the third paragraph of "Overview" relating to approval of the Company's ultrasound products and their role in the diagnosis and treatment of cardiac arrhythmias; the statements in the fourth paragraph of "Overview" related to the Company's anticipated results of operations, capital requirements, development efforts of new products and the filing of additional patents; the statements in the fifth paragraph of "Overview" related to milestones for 2000 and beyond; the forward looking statements contained in the second, third, fifth, sixth, seventh, eighth and tenth paragraphs under the discussion of the "Results of Operations" for the "Year Ended December 31, 1999 compared to the Year Ended December 31, 1998"; the forward looking statements in the second, fourth, sixth and last paragraph of "Liquidity and Capital Resources;" and the section titled "Year 2000 Issues."

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

OVERVIEW

The Company was formed in January 1993 and operates in a single segment. The Company develops manufactures, markets and sells a line of products for the cardiac electrophysiology market used to diagnose, monitor and treat irregular heartbeats known as arrhythmias. Since inception, the Company has acquired technology and marketing rights, has developed new products and has begun marketing various electrophysiology products, including the EP WorkMate(R) computerized electrophysiology workstation, the EP-3(TM)Stimulator, diagnostic electrophysiology catheters, internal cardioversion catheters and related disposable supplies. To date, these products have generated nearly all of the Company's sales.

The Company has developed a new product for internal cardioversion of atrial fibrillation known as the ALERT(R) System, which uses a proprietary electrode catheter to deliver measured, variable, low energy electrical impulses directly to the inside of the heart in order to convert atrial fibrillation to a normal heart rhythm. The ALERT(R) System is not approved for sale in the United States, but is currently undergoing clinical trials. On November 1, 1999 the Company completed the submission of its PMA application on the ALERT(R) System. On January 5, 2000, the FDA notified the Company that it completed its initial review of the PMA application and requested additional information including increasing patient enrollment to 150 patients. Upon addressing these additional requests, and because no other legally marketed therapeutic device is currently available that allows low atrial defibrillation thresholds, the FDA advised the Company that it will grant expedited review to the ALERT(R)
System. Expedited review, in general, means that the FDA will give the ALERT(R) System PMA application priority over all other regular PMA applications. The purpose of this expedited review process is to afford the U.S. public the benefit of new medical technology as soon as possible while assuring that safety and effectiveness is still obtained. At the earliest, the Company does not anticipate completing the clinical trial for at least several months. Approval to sell the ALERT(R) System in the United States may take up to one year or more, if approved at all. The Company is approved to sell the ALERT(R) System with a CE Mark in the European Community.

During July 1998, the Company filed for 510(k) approval with the FDA for marketing clearance for its ViewMate(TM) ultrasound imaging console and deflectable intracardiac imaging catheter. These products are designed to improve a physician's ability to visualize inside the chambers of the heart, including the internal anatomy of the heart. The Company believes that the ViewMate(TM) System may play an important role as new and effective treatment options are developed for the treatment of complex cardiac arrhythmias, including ventricular tachyarrhythmia and atrial fibrillation. The Company's ultrasound products are not approved for sale and the Company does not anticipate receiving approval to sell the ViewMate(TM) System for at least several months, if approved at all.

The Company expects to continue to incur operating losses in the near future as it will continue to expend substantial funds for research and development, clinical trials in support of regulatory approvals, increased manufacturing activity and expansion of sales and marketing activities. The amount and timing of future losses will be dependent upon, among other things, increased sales of the Company's existing products, the results of clinical trials, regulatory approval and market acceptance of the ALERT(R) System and ultrasound products and developmental, regulatory and market success of new products under development as well as the Company's ability to establish, preserve and enforce intellectual property rights to its products. The Company has an accumulated deficit of approximately $17,648,000 at December 31, 1999.

The Company has set a number of goals for 2000 and beyond, including continued expansion of its sales and marketing efforts aimed at achieving increased sales of existing products, completion of the ALERT(R) clinical trial, increased market acceptance of the ALERT(R) System in Europe, introduction of the ultrasound product line, increased manufacturing efficiency and lower production costs, regulatory approval and introduction of several new catheter products, improvements to existing products and ongoing research and development activities. The Company believes that attainment of these goals is important to achieving the Company's long term objectives.

During 1999, the Company achieved a number of significant milestones, including:

> Achievement of a 46% increase in sales largely due to continued market acceptance of the Company's electrophsiology products;

> Completed a private offering of 1,135,000 shares of common stock with a major institutional investment fund and three private investors for aggregate gross proceeds of approximately $3,121,000.

> Submitted the final clinical module and original ALERT(R)System PMA application with the FDA.

> Received FDA clearance to market new catheters with the Company's patented conductive adhesive electrode bands, or what the Company calls its SilverFlex(TM) technology.

> Received CE mark authorizatio for ALERT(R) CS and ALERT(R) RA catheters. The ALERT(R) family of catheters is used to deliver energy directly to the inside of the heart for cardioversion (or defibrillation) of certain types of irregular heartbeats. The catheters combine pacing, sensing, and cardioversion all into one catheter system.

Results of Operations

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998 Sales increased $3,394,000 (or 46%) to $10,854,000 in the year ended December 31, 1999 as compared to 1998. The increase in sales in 1999 resulted primarily from increased sales of the EP WorkMate(R). The Company believes that the EP WorkMate(R) is the most technologically advanced and easy to use computerized electrophysiology workstation on the market. The Company also realized increased sales of certain of its catheter products during the period.

The level of sales for fiscal 2000 will continue to depend materially on the ability of the Company's direct sales force and international independent distributors to effectively market and sell the Company's existing products worldwide. The ALERT(R) System is currently waiting approval from the FDA to be sold in the United States, however, it is approved and now being sold in Europe. The Company, at this time, cannot accurately determine the sales level of the ALERT(R) System for fiscal 2000 nor when it will be available in the United States. Once approved, the Company expects the ALERT(R) System to significantly contribute to sales.

Cost of products sold increased $1,257,000 (or 34%) to $4,979,000 due to increased sales in the year ended December 31, 1999 as compared to 1998. Gross profit on sales for the year ended December 31, 1999 was $5,875,000 (or 54% as a percentage of sales), as compared to $3,739,000 (or 50% as a percentage of sales) for 1998. The Company realized an increase in gross profit on sales of existing products during 1999 primarily due to increased sales of the EP WorkMate(R) which currently yields a higher gross margin than certain of the Company's other products. The Company hopes to improve its overall gross profit percentage as sales of the ALERT(R) System and other catheter products increase, which may offset the fixed costs associated with maintaining a catheter manufacturing operation.

Sales and marketing expenses increased $1,013,000 (or 27%) to $4,813,000 and decreased as a percentage of total sales from 51% to 44% in the year ended December 31, 1999 as compared to 1998. The increase during 1999 was due to continued expansion of its sales force and including the establishment of French operations in 1999. The Company's domestic direct sales force currently includes twelve domestic sales and marketing professionals as well as a team of domestic field clinical engineers and administrative support personnel. The Company continues to improve its network of international independent distributors and has added distributors in several territories not previously covered. The international distribution network is supported by a team of direct internationally based sales and marketing professionals, international field clinical engineers and administrative support personnel. The Company incurs significant expenses for travel, trade show related expenses, product promotion and physician educational materials in support of its sales efforts.

The Company expects to incur substantial additional sales and marketing expense to support the sale of the ALERT(R) System outside the United States and, if the clinical trials progress according to expectations, for the sale of the ALERT(R) System in the United States. Examples of the types of expenditures would be costs associated with hiring additional sales and customer service personnel, trade shows, physician training and education, promotional material, and sample products.

While sales and marketing expenses for fiscal 2000 are expected to increase, it is anticipated that these expenses may continue to decline as a percentage of sales in the event that incremental sales are generated. It is likely that the Company will incur additional losses as a result of the increased fixed costs associated with its sales efforts until incremental sales are generated. The Company cannot determine when or if that level of sales will be achieved.

General and administrative expenses increased $506,000 (or 31%) to $2,162,000 and decreased as a percentage of total sales from 22% to 20% in the year ended December 31, 1999 as compared to 1998. The increase during 1999 was primarily due to continued infrastructure investment in anticipation of future growth. It is expected that these expenses may continue to decline as a percentage of sales as incremental sales are generated. The Company cannot determine when or if such incremental sales will be achieved.

Research and development expenses increased $609,000 (or 38%) to $2,215,000 for the year ended December 31, 1999 as compared to 1998. During 1999, the Company incurred costs associated with research and development primarily in connection with ongoing development efforts on existing products, including the EP WorkMate(R), the ALERT(R)System, Viewmate(TM) Ultrasound System and several other new products under development. The Company expects that research and development expenses are likely to increase in future periods due to ongoing ALERT(R) System clinical trials, new product development activities and regulatory applications aimed at gaining approval to sell other new products.

The results of operations for the year ended December 31, 1998 included a $1,400,000 write-down of the Company's investment in 280,000 shares of EchoCath, Inc. preferred stock.

Other income, net, decreased $110,000 for the year ended December 31, 1999 as compared to 1998. This is primarily due to a $47,000 increase in interest expense for the commitment fee on the Company's unused $2,000,000 line of credit and interest expense related to the $500,000 term loan. Interest income decreased $63,000 in 1999 compared to 1998.

The net loss for the year ended December 31, 1999 was $3,213,000 as compared to a net loss of $4,511,000 in 1998. The basic and diluted loss per share for the year ended December 31, 1999 was $0.31 per share as compared to $0.49 per share in 1998.

Liquidity and Capital Resources

Since inception, the Company's expenses have exceeded its sales resulting in an accumulated deficit of approximately $17,648,000 at December 31, 1999. On June 21, 1996, the Company completed its initial public offering of 2,500,000 shares of common stock at a purchase price of $5.50 per share, for aggregate net proceeds of approximately $11,786,000 after deducting offering expenses. On April 9, 1998, the Company sold and issued 2,250,000 shares of its common stock to six institutional investors at a price of $2.25 per share. The gross proceeds of the offering were $5,062,500, before deducting offering expenses of approximately $401,000. The Company used the net proceeds from the sale of the shares for working capital purposes.

The Company entered into two financing arrangements in March 1999 with a bank: a $2,000,000 revolving line of credit and a $500,000 term loan. Management believes that its current liquidity position will be sufficient to meet the needs of the Company until at least December 31, 2000. In the event that it cannot generate additional capital funds during 2000, the Company believes that it can reduce non-core related expenditures, which will allow it to continue in its operations.

On September 1, 1999, the Company sold and issued an aggregate of 1,135,000 shares of common stock in a private offering exempt under Section 4 (2) of the Securities Act of 1933 with a major institutional investment fund and two members of its board of directors and a private investor (the "Investors") at $2.75 per share. The Investors each received a callable warrant entitling them to purchase an aggregate of 567,500 common shares exercisable at $3.50 per share. The warrants are callable when the average closing price of the Company's Common Stock has equaled or exceeded $4.125 per share during any twenty consecutive trading days. The warrants will expire five years from the date of grant, and were valued using the Black-Scholes option pricing model. The proceeds from the offering were $3,032,000, net of approximately $89,000 in related filing expenses.

During February 2000, the Company received $718,375 related to warrants that were issued in conjunction with the private placement in September 1999. Investors included in the exercise were two of its institutional shareholders and two members of its board of directors. An aggregate of 205,250 new common shares have been issued in conjunction with the exercise of the warrants. In addition, the exercise price of the remaining warrants to purchase 362,250 common shares were increased from $3.50 to $7.50 per share and the warrants were made non-callable.

Net cash used in operating activities for the year ended December 31, 1999 was $3,378,000 as compared to $3,875,000 for 1998. The net use of cash in operations during 1999 was primarily due to the Company's $3,213,000 net loss from operations. Accounts receivable, net, increased by $628,000 and inventories increased by $403,000 in 1999 due to increased sales activity. Accounts payable increased by $239,000 to $995,000 in 1999 due to increased purchases of inventory required to support the increase in sales. Accrued expenses increased by $110,000 to $837,000 in 1999 as compared to 1998. Amounts payable to related parties increased by $141,000 to $330,000 in 1999 as compared to 1998 due to increased product purchases near year-end. Payments to related parties are made on terms similar to those of other suppliers.

Capital expenditures, net of disposals, were $1,330,000 during 1999 as compared to $623,000 in 1998. This was primarily due to the purchase of 7,500 square feet of manufacturing and warehouse space at its West Berlin Facility for approximately $400,000 in February 1999. Costs to prepare the space for intended use was approximately $100,000. This purchase was financed via a $500,000 term loan executed in March 1999 (see Note 9). As of the date of this Report on Form 10-KSB, the Company does not have any other material commitments for capital expenditures. However, the Company expects to purchase capital equipment and to expand its manufacturing and assembly capabilities as it continues to grow. The Company leases office and manufacturing space and certain office equipment under operating leases. The aggregate commitment for minimum rentals under these leases is approximately $114,000 for 2000.

In December 1999, two non-employee holders of non-plan stock options exercised their options to purchase 77,000 shares of Company common stock at a price of $2.00 per share. On June 1, 1998, four non-employee holders of non-plan stock options exercised their options to purchase 22,500 shares of Company common stock at a price of $1.33 per share.

The Company expects its operating losses to continue in the near future due to continued research and development activities, clinical trials in support of regulatory approvals, additional personnel and equipment required to support increased manufacturing and assembly of our products. The amount and timing of future losses will be dependent upon, among other things, increased sales of the Company's existing products, clinical approval and market acceptance of the ALERT(R) System and regulatory and market success of new products under development. There can be no assurance that any of the Company's development projects will be successful or that if development is successful, that the products will generate any sales. Based upon its current plans and projections, the Company believes that its existing capital resources will be sufficient to meet its anticipated capital needs for at least the next twelve months.

Impact of the Year 2000

As of the date of this filing the Company has not experienced any disturbances or interruption in its ability to transact business with its suppliers or customers as a result of the year 2000 transition. The Company, however, continues to monitor its systems, suppliers, and customers for any unanticipated issues that have yet to surface.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." This SAB summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. As amended by SAB 101A, this SAB must be implemented no later than June 30, 2000. The Company does not expect the accounting and disclosures discussed in SAB 101 to have a material impact on its financial statements.

Impact of Introduction of Single European Currency (Euro)

On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency (Euro). The transition period for the introduction of the Euro is between January 1, 1999 and January 1, 2002. `The Company is presently identifying and ensuring that all Euro conversion compliance issues are addressed. Although the Company cannot predict the overall impact of the Euro conversion at this time, the Company does not expect that the Euro conversion will have a material adverse effect on its consolidated results of operations.

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

Risk factors

You should carefully consider the following risk factors before making an investment decision. There may be other risks and uncertainties that we don't know of or that we don't consider material at this time. If these risks occur, our business, financial condition and results of operations will suffer. Additionally, this report contains forward-looking statements that involve uncertainties. The Company's actual results may be significantly less favorable than those forward-looking statements. This section discusses factors that can cause those differences.

We have a history of operating losses and expect future losses.

We commenced operations in 1993 and have incurred substantial operating losses in each following year. As of December 31, 1999, our accumulated deficit was approximately $17.6 million. Our present product sales revenues do not cover our operating expenses of approximately $14.1 million in 1999 and $12.1 million in 1998 (which includes a $1.4 million write-down of an investment). Additionally, we expect that our 2000 operating expenses will exceed those for 1999 and will not be covered by our 2000 sales revenues. Further, we expect that our future operating expenses will continue to increase, and as such, we may continue to incur operating losses.

We may be unable to meet our future capital requirements.

If our present projections and expectations of revenues and expenses change materially, our existing and future capital resources may be insufficient to meet our capital needs. If this occurs, we will have to raise additional funds through public or private financings of equity, debt or both. Adequate funds for our operations, from financial markets or other sources, may not be available when needed. If this occurs, we may be required to delay or terminate research and development programs, curtail capital expenditures and reduce business development and other operating activities.

Clinical testing of our products is required.

On November 1, 1999 the Company completed the submission of its PMA application on the ALERT(R)System. On January 5, 2000, the FDA notified the Company that it completed its initial review of the PMA application and requested additional information including increasing patient enrollment to 150 patients. Upon addressing these additional requests, and because no other legally marketed therapeutic device is currently available that allows low atrial defibrillation thresholds, the FDA has advised the Company that it will grant expedited review to the ALERT(R) System. Expedited review, in general, means that the FDA will give the ALERT(R) System PMA application priority over all other regular PMA applications. The purpose of this expedited review process is to afford the U.S. public the benefit of new medical technology as soon as possible while assuring that safety and effectiveness is still obtained. We anticipate completing the additional ALERT(R) System clinical trials during calendar year 2000 and to file with the FDA for approval to sell the ALERT(R) System in the United States. The approval to sell the ALERT(R) System in the United States may take up to one year or more, if approved at all.

The ALERT(R) System may not prove to be safe and effective in clinical trials. Additionally, the results of the clinical trials may identify significant technical obstacles that must be overcome in order to obtain regulatory and reimbursement approvals. If the ALERT(R) System does not prove to be safe and effective in clinical trials our business and financial condition will be materially adversely affected.

Our success depends on developing and commercializing the ALERT(R) System.

Our long-term success depends on the success of the ALERT(R) System. The ALERT(R) System has not been approved by the FDA and cannot be sold commercially in the United States without FDA approval. FDA approval is based upon, among other things, the results of clinical trials that demonstrate the safety and effectiveness of the device. We may not be able to obtain FDA approval on a timely basis or at all. Further, FDA approval could include significant limitations on the uses for which the ALERT(R) System may be sold.

If the ALERT(R) System is approved, its commercial success will depend upon acceptance by physicians. Physician acceptance will depend upon, among other things, substantial favorable clinical experience, advantages over alternative treatments, cost effectiveness, and favorable reimbursement policies of third party payors such as insurance companies, Medicare and other governmental programs.

Profitability of the ALERT(R) System will depend on our ability to manufacture the system efficiently in commercial quantities. We have only manufactured the components of the ALERT(R) System in limited quantities.
We may not be able to attain efficient manufacturing. Further, we will also be dependent on sub-contractors for certain key components of the ALERT(R) System.

Our failure to obtain FDA approval, market acceptance, manufacturing efficiency and reliable sub-contractors will materially adversely affect our business and financial condition.

Our success depends on continued market acceptance of the EP Workmate(R).

Our ability to increase revenues over the next several years will depend on the continued acceptance by electrophysiologists of the EP WorkMate(R) computerized monitoring and analysis workstation. The EP WorkMate(R) accounted for a significant percentage of our product sales in the year ended December 31, 1999 and is expected to account for a significant portion of our 2000 revenues. Because the EP WorkMate(R) has a list price of approximately $129,000 with an integrated EP-3(TM) Stimulator, each sale of an EP
WorkMate(R) represents a relatively large percentage of our net sales. We cannot be sure that the EP WorkMate(R)'s present level of market acceptance and sales can be maintained.

Our business and financial condition are subject to various risks and uncertainties arising from domestic and international laws and regulations.

United States. In the United States, the development, testing, manufacture, labeling, marketing, promotion and sale of medical devices is regulated principally by the FDA under the Federal Food, Drug, and Cosmetic Act. The FDA has broad discretion in enforcing compliance with that statute and its regulations. Noncompliance can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals and criminal prosecution.

The process for obtaining FDA approval for a new medical device is usually long, complex and expensive. For example, the process for the ALERT(R) System has, to date, taken two (2) years. Approval to sell the ALERT(R) System in the United States may take up to one year or more, if approved at all.

Our EP WorkMate(R), EP-3(TM) Stimulator and many of our catheter related products have received FDA approval. On November 1, 1999 the Company completed the submission of its PMA application for our ALERT(R) System. On January 5, 2000, the FDA notified the Company that it completed its initial review of the PMA application and requested additional information including increasing patient enrollment to 150 patients. Upon addressing these additional requests, and because no other legally marketed therapeutic device is currently available that allows low atrial defibrillation thresholds, the FDA has advised the Company that it will grant expedited review to the ALERT(R) System. Expedited review, in general, means that the FDA will give the ALERT(R) System PMA application priority over all other regular PMA applications. The purpose of this expedited review process is to afford the US public the benefit of new medical technology as soon as possible while assuring that safety and effectiveness is still obtained. If the PMA application is not accepted for filing by the FDA, or if the FDA does not approve the ALERT(R) System, we could be required to either re-do all or a substantial portion of the ALERT(R) System clinical trials or abandon the ALERT(R) System. This would have a severe adverse financial impact on our ability to continue our business.

In addition to obtaining FDA approval for a new medical device, our ability to continue to commercially sell our products, including the EP WorkMate(R) and EP-3(TM) Stimulator, is subject to continuing FDA oversight of the on-going design, manufacturing, packaging, labeling, storage and quality of our medical devices. Failure to comply with the applicable FDA standards and requirements can result in fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspensions of products, withdrawals of marketing approvals and criminal prosecution.

International. In order for us to market our products in Europe and certain other foreign jurisdictions, we must obtain required regulatory approvals and clearances and otherwise comply with extensive regulations regarding safety and manufacturing processes and quality. These regulations, including the requirements for approvals or clearance to market and the time required for regulatory review, vary from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval and the requirements may differ. Many foreign countries generally permit studies involving humans for medical devices earlier in the product development cycle than is permitted by regulation in the U.S. Other countries, such as Japan, have standards similar to those of the FDA. We may not be able to obtain regulatory approvals in such countries or we may be required to incur significant costs in obtaining or maintaining our foreign regulatory approvals. Delays in the receipt of approvals to market our products or failure to maintain these approvals could have a material adverse impact on our business and financial condition.

Foreign countries also often have extensive regulations regarding safety, manufacturing processes and quality that differ from those in the United States and must be met in order to continue sale of a product within the country.

Presently, we are permitted to sell our products, including the ALERT(R) System, in countries that are members of the European Union and the European Free Trade Association. We cannot be sure that we will be successful in maintaining that permission.

Our success will depend in part on our ability to keep pace with technological and marketplace changes.

The electrophysiology market is characterized by rapidly changing technology, new products and industry standards. Accordingly, our ability to compete depends on our ability to develop new products and improve existing ones.

The research and development necessary for new products and for product refinements can take longer and require greater expenditures than expected, and might not succeed. Moreover, our new products and product refinements might not be accepted by physicians and patients.

Our patents and proprietary rights might not provide substantial protection.

Our success and ability to compete in the marketplace will depend in part upon our ability to protect our proprietary technology and other intellectual property. We seek patents on our important inventions, have acquired patents and have entered into license agreements to obtain rights under selected patents of third parties that we consider important to our business. Patents might not be issued on our patent applications and applications for which we have acquired licenses. Further, if those patents are issued, they may not be of sufficient scope and strength to provide us with meaningful protection or commercial advantage. Additionally, these patents may be challenged, invalidated or circumvented in the future. Moreover, our competitors, many of whom have substantial resources and have made substantial investments in competing technologies, may presently have or may seek patents that will prevent, limit or interfere with our ability to make, use or sell our products in the U.S. and other countries.

In addition to patents, we rely on a combination of trade secrets, copyrights and trademarks to protect our intellectual property rights. For example, our software (which is an integrated component in the EP WorkMate(R) and EP-3(TM) Stimulator) is not patented and existing copyright laws offer only limited practical protection from misappropriation. Our competitors may independently develop substantially equivalent proprietary technology.

Intellectual property litigation could harm our business.

While we do not believe we are infringing any patents or other intellectual property rights of others, litigation over infringement claims is frequent in the medical device industry and could arise. This kind of litigation, with or without merit, would be time consuming and costly, and could cause shipment delays, require us to develop alternative technology or require us to enter into costly royalty or licensing agreements. Further, if necessary licenses are not available to us on satisfactory terms, we may not be able to redesign our products or processes to avoid alleged infringement. Accordingly, we could be prevented from manufacturing and selling some of our products.

Also, competitors might infringe our patents and trade secrets. Costly and time consuming litigation may be necessary to enforce our patents and to protect our trade secrets.

We might be unable to pay royalties.

We have entered into several license agreements which require us to pay royalties, including, in some cases, minimum annual royalties. If we do not pay those royalties, we may lose those rights under the license agreements. The loss of certain technology licenses could have a material adverse impact on our business and financial condition.

We face significant competition.

The medical device market, particularly in the area of electrophysiology products, is highly competitive. Many of our competitors have access to significantly greater financial, marketing and other resources. Further, the medical device market is characterized by rapid product development and technological change. Our present and future products could become obsolete or uneconomic through technological advances by one or more of our competitors.

For example, the ALERT(R) System is a new technology that must compete with established treatments for atrial fibrillation as well as with new treatments currently under development by other companies. Our future success will depend on our ability to remain competitive with other developers of medical devices and therapies.

Third-party reimbursement might be denied or not available for some of our products.

Our products are generally purchased by physicians or hospitals. In the U.S., third party payors are then billed for the healthcare services provided to patients using those products. These payors include Medicare, Medicaid and private insurers. Similar reimbursement arrangements exist in several European countries. Third party payors may deny or limit reimbursement for our existing products and future products such as the ALERT(R) System. Third party payors are increasingly challenging the prices charged for medical products and services and are putting pressure on medical equipment suppliers to reduce prices. Furthermore, the ALERT(R) System might not be eligible for Medicare reimbursement during clinical trials. The FDA places new medical devices of the type (called Class III) that are undergoing clinical trials and are subject to the most stringent FDA review into either Category A or Category B. Category A devices, which are those whose safety and effectiveness have not yet been demonstrated, are not eligible for Medicare reimbursement during clinical trials. Category B devices, which are those whose safety and effectiveness issues have been resolved, are eligible for Medicare reimbursement. The ALERT(R) System is currently classified as a Class III Category B device. However, final determination of device classification will be made during review by the FDA of the ALERT(R) System pre-market approval application which might classify the ALERT(R) System as a Category A device. If this occurs, we will not receive any Medicare payments for the use of the ALERT(R) System. Changes in FDA regulations, Medicare regulations or in other third party payor policies, could reduce or make either or both Medicare or other third-party reimbursement unavailable for our existing products and, if approved by the FDA, the ALERT(R) System. Any of those occurrences would adversely affect our ability to achieve profitable operations and maintain our business.

We might not be able to maintain or effectively manage our sales force.

We utilize a domestic direct sales and marketing force to sell and promote our products in the U.S. We might not be able to continue to attract and retain qualified and capable individuals who can successfully promote our products.

We are also in the process of expanding our marketing internationally and will continue to rely on third party distributors in foreign markets. We formed a U.S. subsidiary located in France in 1999 and have a U.S. subsidiary, with a branch based in the United Kingdom, to increase sales, improve distributor relationships and customer service and to assist in the introduction of the ALERT(R) System in Europe. We have sales through a Japanese distributor and have a distribution network in the Asian markets. Some of our agreements with third party distributors are oral, and many of our distributor agreements, both written and oral, are terminable by distributors. The distributors might not actively and effectively market our products, and we might not be able to replace existing distributors if present relationships are terminated. Further, we might not be able to make arrangements with new distributors to access new international markets.

Our business could be subject to product liability claims.

The manufacture and sale of our products involves the risk of product liability claims. Our products are highly complex and some are, or will be, used in relatively new medical procedures and in situations where there is a potential risk of serious injury, adverse side effects or death. Misuse or reuse of our catheters may increase the risk of product liability claims. We currently maintain product liability insurance with coverage limits of $5,000,000 per occurrence and $5,000,000 in the aggregate per year. This insurance is expensive and may not be available to us in the future. A successful claim against or settlement by us in excess of our insurance coverage or our inability to maintain insurance could have a material adverse effect on our business and financial condition.

We have limited manufacturing experience and depend on outside sources for the manufacture of critical components of our products.

We have limited manufacturing experience in manufacturing our catheter products, including the ALERT(R) Catheter. Further, we have limited experience manufacturing these products in the volume that will be necessary for us to achieve significant commercial sales. While we have expanded our catheter manufacturing facilities and have hired and trained additional personnel, we may not be able to establish or maintain reliable, high-volume, cost effective manufacturing capacity. Moreover, we may encounter difficulties in increasing our manufacturing capacity, including problems involving production yields, quality control and assurance, component supply shortages, shortages of qualified personnel, compliance with FDA regulations and the need for further regulatory approval on new manufacturing processes. Additionally, we rely on outside sources for the manufacturing of critical components for the ALERT(R) Companion, EP WorkMate(R) and EP-3(TM)Stimulator. Any interruption in this supply from our outside sources would have a material adverse effect on our ability to deliver our products. If an interruption were to occur, we may not be able to reach an acceptable arrangement with an alternative source of supply on a timely basis. Our failure to find alternative manufacturing sources would have a material adverse effect on our business and financial condition.

Our reliance on international operations exposes us to additional risks.

In 1999, approximately 17% of our sales were derived outside the U.S. Since we expect international sales will continue to represent a significant percentage of our total sales, we intend to continue to increase our operations outside of the United States. Our continued reliance on international sales will subject us to fluctuations in currency exchange rates and other risks of foreign operations, including:

      o     tariff regulations;
      o     export license requirements;
      o     unexpected changes in regulatory requirements;
      o     extended collection periods for accounts receivable;
      o     potentially inadequate protections of intellectual property rights;
      o     local taxes;
      o     restrictions on repatriation of earnings; and
      o     economic and political instabilities.

These factors could have a materially adverse effect on our ability to maintain and expand profitable foreign sales. Our failure to maintain and expand profitable foreign sales would have a material adverse effect on our business and financial condition.

Our stock price has been volatile and future sales of substantial numbers of our shares could have an adverse effect on the market price of our shares.

The market price of shares of our common stock has been volatile. The price of our common stock may continue to fluctuate in response to a number of events and factors, including:

      o     clinical trial results;
      o the amount of our cash resources and our abilit to obtain additional funding;
      o announcements by us or our competitors of research activities, business developments, technological innovations or new products; o
      o     changes in government regulation;
      o     disputes concerning patents or proprietary rights;
      o     changes in our revenues or expense levels;
      o     public concern regarding the safety, efficacy
      o     other aspects of the products or methodologies we are developing;
            and
      o     changes in recommendations by securities analysts

Any of these events may cause the price of our shares to fall, which may adversely affect our business and financing opportunities. In addition, the stock market in general and the market prices for medical device companies in particular have experienced significant volatility that often has been unrelated to the operating performance or financial conditions of such companies. These broad market and industry fluctuations may adversely affect the trading price of our shares, regardless of our operating performance or prospects.

In addition, sales, or the possibility of sales, of substantial numbers of shares of our common stock in the public market could adversely affect prevailing market prices for shares of our common stock.

Item 7. Financial Statements

The information in response to this item is set forth in the Consolidated Financial Statements beginning on page F-1 of this report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act

The following table sets forth certain information regarding the directors and executive officers of the Company:

NAME                             AGE        POSITION
----                             ---        --------
David A. Jenkins (3)             42         Chairman of the Board, President
                                            and Chief Executive Officer; Class
                                            III Director
Joseph M. Turner                 37         Chief Financial Officer, Treasurer
                                            and Secretary
J. Randall Rolston               53         Vice President, Sales
C. Bryan Byrd                    39         Vice President, Engineering and
                                            Operations
Joseph C. Griffin, III           40         Vice President, Regulatory Affairs
David W. Mortara,                59         Class III Director
Ph.D.(1)(2)
Darryl D. Fry                    60         Class II Director
John E. Underwood (1)(2)         57         Class I Director

(1) Member of the Compensation Committee of the Board of Directors.
(2) Member of the Audit Committee of the Board of Directors.
(3) Member of the Plan Committee of the Board of Directors.

The Company's By-Laws provide that the number of directors, as determined from time to time by the Board of Directors, shall not be less than three (3) nor more than eleven (11). Pursuant to the By-Laws, the Board of Directors has set the number of directors at four (4). The Company's Amended and Restated Certificate of Incorporation provides that the directors shall be divided into three (3) classes as nearly equal in number as possible. The initial term of Class I directors expires at the 2002 annual Meeting, the initial term of Class II directors expires at the 2000 Annual Meeting and the initial term of the Class III directors expires at the 2001 Annual Meeting. Thereafter, the successors to each class of directors whose terms expire at succeeding annual meetings, will be elected to hold office for a term expiring at the Annual Meeting of Shareholders held in the third year following the year of their election. Officers of the Company are elected annually and hold offices until their successors are elected and qualified or until their earlier removal, death or resignation. Set forth below is a brief summary of the recent business experience and background of each director and executive officer of the Company.

David A. Jenkins is a founder and currently Chairman of the Board of Directors, President and Chief Executive Officer of the Company. Mr. Jenkins served as the President of the Company since its inception in 1993. From 1988 to 1993, Mr. Jenkins served as the Chief Executive Officer and then Chairman of the Board of Directors of Arrhythmia Research Technology, Inc. He also serves as a director of Transneuronix, Inc., a privately held company.

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

C. Bryan Byrd is the Vice President, Engineering and Operations of the Company. Mr. Byrd joined the Company in April 1993 to oversee software development for new products. From 1989 to 1993, he co-founded and served as the Director of Engineering for BioPhysical Interface Corp. where he was responsible for developing automated computerized monitoring equipment for pacemaker and open heart operating rooms and follow-up clinics. Before that, he was a software engineer working on products for Medtronic, where he developed the ValveBase, PaceBase(R) and TeleTrace(R) software modules and before that with Mt. Sinai Medical Center in Miami Beach, Florida.

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

Darryl D. Fry has served as a director of the Company since September 1999, when he was elected by the Board of Directors to fill a vacancy. From December 1993 until his retirement in January 1999, Mr. Fry served as Chairman (until his retirement), President (until January 1997) and Chief Executive Officer (until May 1998) of Cytec Industries, Inc., a New York Stock Exchange listed company. Mr. Fry continues to serve as director of Cytec and also serves as a director of North American Van Lines, Inc. and Fortis Inc.

John E. Underwood has served as a Director of the Company since June 1998. Since 1985, Mr. Underwood has served as the founder and President of Proteus International, a venture banking and venture consulting concern with offices in Mahwah, New Jersey. Prior to founding Proteus, Mr. Underwood held senior management positions with Pfizer, General Electric and Becton Dickinson.

Compliance with Reporting Requirements
Section 16(a) of the Exchange Act requires the Company's executive officers, directors and holders of more than 10% of the Company's common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such persons are required to furnish the Company with copies of all
Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it or oral or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, with respect to the year ended December 31, 1999, its executive officers, directors and greater than 10% beneficial owners complied with all such filing requirements.

Item 10.  Executive Compensation
The following summary compensation table sets forth certain information concerning compensation paid or accrued to the Company's five most highly paid executive officers (the "Named Executive Officers") for services rendered in all capacities for the years ended December 31, 1999, 1998 and 1997. No other executive officer of the Company was paid a salary and bonus aggregating greater than $100,000 during such time periods.

                           Summary Compensation Table

                                  Annual Compensation                     Long Term Compensation
                                ------------------------                  ----------------------
 Name and Principal                              Salary        Bonus       Securities Underlying
     Position                   Year                $            $               Options
-----------------------         ----            --------       -----       ---------------------
David A. Jenkins                1999            $203,750          $0                  0
Chairman, President and         1998            $150,833          $0                  0
Chief Executive Officer         1997            $145,000          $0                  0

J. Randall Rolston (1)          1999            $158,851          $0              15,922 (5)
Vice President, Sales           1998            $156,077      $2,500              55,271 (4)
                                1997            $150,000          $0              28,000 (3)

Joseph C. Griffin (2)           1999            $129,212          $0              25,000 (6)
Vice President,Regulatory       1998            $103,835          $0                  0
Affairs                         1997            $  99,170         $0                  0

C. Bryan Byrd                   1999            $112,083          $0                  0
Vice President, Engineering     1998            $102,083          $0              18,000 (7)
and Manufacturing               1997            $  92,083         $0                  0

Joseph M. Turner                1999            $110,000          $0              50,000 (8)
Chief Financial Officer         1998            $    -0-          $0                  0
                                1997            $    -0-          $0                  0

1) Mr. Rolston served as National Sales Manager of the Company until April 1998 when he was named Vice President, Sales.

2) Mr. Griffin served as President of ProCath until February 1999 when he was named Vice President Regulatory Affairs.

3) On September 30, 1997, the Company granted Mr. Rolston an incentive stock option to purchase 28,000 shares of common stock pursuant to the 1995 Long Term Incentive Plan at an exercise price of $3.00 per share. Options to purchase 5,600 of such shares vest on the grant date and options to purchase an additional 5,600 of such shares vest each year thereafter. The term of such option is five years.

4) On April 30, 1998, the Company cancelled an incentive stock option to purchase 12,000 shares of common stock issued in 1996 and granted Mr. Rolston a new incentive stock option to purchase 12,000 shares of common stock pursuant to the 1995 Long Term Incentive Plan at an exercise price of $3.00 per share. Options to purchase 2,400 shares vested on the grant date and options to purchase an additional 2,400 shares vest each year thereafter. The term of such option is five years. On July 23, 1998, the Company granted Mr. Rolston an incentive stock option to purchase 969 shares of common stock pursuant to the 1995 Long Term Incentive Plan at an exercise price of $2.50 per share. Options to purchase all 969 of such shares vested on the grant date. The term of such option is five years. On July 23, 1998, the Company granted Mr. Rolston an incentive stock option to purchase 15,000 shares of common stock pursuant to the 1995 Long Term Incentive Plan at an exercise price of $3.00 per share. Options to purchase 3,000 shares vested on the grant date and options to purchase an additional 3,000 shares vest each year thereafter. The term of such option is five years. On December 7, 1998, the Company granted Mr. Rolston an incentive stock option to purchase 12,500 shares of common stock pursuant to the 1995 Long Term Incentive Plan at an exercise price of $3.00 per share. Options to purchase 2,500 shares vested on the grant date and options to purchase an additional 2,500 shares vest each year thereafter. The term of such option is five years. On December 31, 1998, the Company granted Mr. Rolston an incentive stock option to purchase 14,802 shares of common stock pursuant to the 1995 Long Term Incentive Plan at an exercise price of $2.88 per share. Options to purchase 2,960 shares vest on the grant date and options to purchase an additional 2,960 shares become exercisable each year thereafter. The term of such option is five years.

5) On January 1, 1999, the Company granted Mr. Rolston an incentive stock option to purchase 12,500 shares of common stock pursuant to the 1995 Long Term Incentive Plan at an exercise price of $3.00 per share. Options to purchase 2,500 shares vested on the grant date and options to purchase an additional 2,500 shares vest each year thereafter. The term of such option is five years. On June 30, 1999 the Company granted Mr. Rolston an incentive stock option to purchase 3,422 shares of common stock pursuant to the 1995 Long term Incentive Plan at an exercise price of $3.00 per share. Options to purchase 685 shares vested on the grant date and options to purchase an additional 684 vest each year thereafter. The term of such options is five years.

6) On February 5, 1999, the Company granted Mr. Griffin an incentive stock option to purchase 25,000 shares of common stock pursuant to the 1995 Long Term Incentive Plan at an exercise price of $3.00 per share. Options to purchase 5,000 shares vested on the grant date and options to purchase an additional 5,000 such shares vest each year thereafter. The term of such option is five years.

7) On July 23, 1998, the Company granted Mr. Byrd an incentive stock option to purchase 18,000 shares of common stock pursuant to the 1995 Long Term Incentive Plan at an exercise price of $3.00 per share. Options to purchase 3,600 shares vested on grant date and options to purchase an additional 3,600 such shares vest each year thereafter. The term of such option is five years.

8) On February 5, 1999, the Company granted Mr. Turner an incentive stock option to purchase 50,000 shares of common stock pursuant to the 1995 Long Term Incentive Plan at an exercise price of $3.00 per share. Options to purchase 10,000 shares vested on grant date and options to purchase an additional 10,000 such shares vest each year thereafter. The term of such option is five years.

Stock Options

The following table sets forth certain information concerning grants of stock options to the Named Executive Officers during the fiscal year ended December 31, 1999.

                                                          Option Grants in Fiscal Year 1999
                                                          ---------------------------------
                                  Number of Shares         Percent of Total          Exercise
                                 Underlying Options       Options Granted to         Price Per
                                      Granted              Employees in 1999           Share          Expiration Date
                                 ----------------------------------------------------------------------------------------
J. Randall Rolston                     15,922                    11.1%                 $3.00          January - June 2004
Vice President, Sales

Joseph Griffin                         25,000                    17.5%                 $3.00          February 2004
Vice President,
Regulatory Affairs

Joseph M. Turner                       50,000                    35.0%                 $3.00          February 2004
Chief Financial Officer

Option Exercises and Holdings

The following table provides certain information with respect to the Named Executive Officers concerning the exercise of stock options during the fiscal year ended December 31, 1999 and the value of unexercised stock options held as of December 31, 1999.

         Aggregated Option Exercises in 1999 and Year End Option Values

                                      Number of Shares
                                         Underlying
                                         Unexercised                    Value of Unexercised
                                         Options at                    In the Money Options at
                                      December 31, 1999               December 31, 1999 ($) (1)
                                      -----------------               -------------------------
Name                           Exercisable       Unexercisable      Exercisable         Unexercisable
-----------------------        -----------       -------------      -----------         -------------
David A. Jenkins (2)             150,000             16,000          $398,500              $44,000
Chairman,  President
and Chief Executive
Officer

J. Randall Rolston (3)           42,676              56,517           $75,878              $99,971
Vice President, Sales

Joseph C. Griffin (3)             5,000              20,000           $8,750               $35,000
Vice President
Regulatory Affairs

Joseph M. Turner (3)             10,000              40,000           $17,500              $70,000
Chief Financial Officer

C. Bryan Byrd (3)                57,200              10,800          $150,100              $18,900
Vice President,
Engineering and
Manufacturing

No options were exercised by the Named Executive Officers during the fiscal year ended December 31, 1999.

(1) Amounts calculated by subtracting the exercise price of the options from the market value of the underlying Common Stock using the closing sale price on the Nasdaq National Market of $4.75 per share on December 31, 1999.

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

(3)   See footnotes to prior table concerning compensation.

Compensation Plans and Other Arrangements

1995 Long Term Incentive Plan

The Company's 1995 Long Term Incentive Plan (the "1995 Incentive Plan") was adopted by the Board of Directors and Shareholders in November 1995. On November 5, 1999, the Shareholders approved an amendment increasing the number of shares available under the Plan from 700,000 to 1,000,000. At December 31, 1999, options to purchase 774,347 shares were outstanding at exercise prices ranging from $1.75 to $3.75 per share. The 1995 Incentive Plan provides for grants of "incentive" and "non-qualified" stock options to employees of the Company. The 1995 Incentive Plan is administered by the Compensation Committee, which determines the optionees and the terms of the options granted, including the exercise price, number of shares subject to the options and the exercisability thereof. The 1995 Incentive Plan will terminate on November 30, 2005, unless earlier terminated by the Board of Directors.

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

1995 Director Option Plan

The Company's 1995 Director Option Plan was adopted by the Board of Directors and the shareholders in November 1995. A total of 360,000 shares of Common Stock of the Company are available for issuance under the 1995 Director Option Plan and options to purchase 180,000 shares were outstanding as of December 31, 1999. The 1995 Director Option Plan provides for grants of "director options" to eligible directors of the Company and for grants of "advisor options" to eligible members of the Scientific Advisory Board. Director options and advisor options become exercisable at the rate of 1,000 shares per month, commencing with the first month following the date of grant for so long as the optionee remains a director or advisor, as the case may be. The 1995 Director Option Plan is administered by the Plan Committee of the Company, which determines the optionees and the terms of the options granted, including the exercise price and the number of shares subject to the options. The 1995 Director Option Plan will terminate on November 30, 2005, unless earlier terminated by the Board of Directors.

Compensation of Directors

Darryl D. Fry was granted an option to purchase 60,000 shares of common stock at $3.00 per share upon his appointment to serve on the Board of Directors. During 1999, no other directors of the Company received cash or other compensation for services on the Board of Directors or any committee thereof. These options were issued under the 1995 Director Option Plan upon their election or appointment to the Board. These options vest at a rate of 1,000 shares per month of service on the Board. The directors are reimbursed for their reasonable travel expenses incurred in performance of their duties as directors.

Employment Agreements

On August 31, 1995, the Company entered into an Employment Agreement Addendum with Mr. David A. Jenkins, which extended the term of his employment through August 31, 2000. The addendum provides for base compensation of $145,000, plus five percent of the Company's consolidated income before taxes. During 1999, the Board of Directors increased Mr. Jenkins' salary to $225,000 per year. Mr. Jenkins' Employment Agreement may be terminated at any time for cause. It contains a non-competition provision extending for two years after termination of employment for cause and, in the Company's discretion, one year after termination of employment for any other reason, provided that if Mr. Jenkins is terminated without cause, the Company is obligated to continue to pay him compensation during such discretionary period.

Repricing

In April 1998, the Company repriced certain options to acquire 139,000 shares of common stock of the Company which had been granted to employees in 1996 and 1997, with exercise prices of $4.75 and $5.50. The shares were reissued at an exercise price of $3.00. The vesting periods were reset for each employee. The options were issued at the fair market value on the date of re-issuance. Thus, the Company did not record compensation expense related to these options.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Based upon information available to the Company, the following table sets forth certain information regarding beneficial ownership of Common Stock of the Company as of March 20, 2000, by (i) each of the Company's directors, (ii) the Named Executive Officers, (iii) all directors and executive officers as a group and (iv) each person known to the Company to beneficially own more than five percent of the Company's common stock. Pusuant to filings made by respective holders with the Securities and Exchange Commission. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

Name and Address                                        Number of             Percentage of
of Beneficial Owner                                     Shares                Class
                                                        Beneficially          Beneficially
                                                        Owned                 Owned (1)
----------------------------------------------          ------------          -------------
EGS Private Healthcare Partnership, LP (2) (3)            1,312,500               11.6%
350 Park Avenue
New York, NY  10022

EGS Private Healthcare Counterpart, LP (6) (3)              187,500                1.7%
350 Park Avenue
New York, NY  10022

David A. Jenkins (4)                                      1,055,000                9.3%
100 Stierli Court - Suite 107
Mount Arlington, NJ 07856

H & Q Healthcare Investors  (5)                             645,000                5.7%
50 Rowes Wharf
Boston, MA 02110-6679

H & Q Life Sciences Investors (5)                           430,000                3.8%
50 Rowes Wharf
Boston, MA 02110-6679

Oppenheimer Funds, Inc.                                     600,000                5.3%
Two World Trade Center
New York, NY 10048

Medtronic, Inc.                                             458,000                4.0%
7000 Central Avenue NE
Minneapolis, MN 55432

David W. Mortara, Ph.D. (7)                                 176,000                1.6%
7865 North 86th Street
Milwaukee, WI 53224

Joseph C. Griffin (8)                                       131,736                1.2%
100 Stierli Court - Suite 107
Mount Arlington, NJ 07856

Darryl D. Fry (9)                                           120,000                  1%
100 Stierli Court - Suite 107
Mount Arlington, NJ  07856

J. Randall Rolston (10)                                      69,176                  1%
100 Stierli Court - Suite 107
Mount Arlington, NJ 07856

John E. Underwood (11)                                       20,000                   *
c/o Proteus International
Crossroads Plaza
Mahwah, NJ 07430

All Named Executive Officers and directors as             1,571,912               13.8%
a group (6 persons) (12)

*     Represents beneficial ownership of less than one percent of the Common
      Stock.

(1) Applicable percentage ownership as of March 20, 2000 is based upon 11,572,167 shares of Common Stock outstanding together with the applicable options and/or warrants for such shareholder. Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended. Under Rule 13d-3, shares issuable within 60 days upon exercise of outstanding options, warrants, rights or conversion privileges ("Purchase Rights") are deemed outstanding for the purpose of calculating the number and percentage owned by the holder of such Purchase Rights, but not deemed outstanding for the purpose of calculating the percentage owned by any other person. "Beneficial ownership" under Rule 13d-3 includes all shares over which a person has sole or shared dispositive or voting power.

(2)   Includes 306,250 shares issuable upon exercise of warrants.

(3) EGS Private Healthcare Partnership, LP and EGS Private Healthcare Counterpart, LP share certain common management and ownership.

(4) Includes 150,000 shares issuable upon exercise of fully vested options. Also includes 160,000 shares held by Mr. Jenkins as trustee for the Dalin Class Trust, 42,500 shares held by Mr. Jenkins' wife and 20,000 shares held by Mr. Jenkins wife as custodian for his children. Mr. Jenkins disclaims beneficial ownership of 42,500 shares held by his wife and 20,000 shares held by his wife as custodian for his children

(5) H & Q Life Sciences Investors and H & Q Healthcare Investors share certain common management and ownership.

(6)   Includes 43,750 shares issuable upon exercise of warrants.

(7)   Includes 51,000 shares issuable upon exercise of fully vested options.

(8)   Includes 10,000 shares issuable upon exercise of fully vested options.

(9)   Includes 5,000 shares issuable upon exercise of fully vested options.

(10)  Includes 35,176 shares issuable upon exercise of fully vested options.

(11)  Includes 20,000 shares issuable upon exercise of fully vested options.

(12)  Includes 271,000 shares issuable upon exercise of fully vested options.

Item 12. Certain Relationships and Related Transactions

Mortara Instrument, Inc.

The Company purchases certain components for the EP WorkMate(R) and ALERT(R) Companion from Mortara Instrument. Dr. David W. Mortara, a director of the Company, is also a Director and shareholder of Mortara Instrument. The approximate value of products purchased from Mortara Instrument was $971,000 and $546,000 in 1999 and 1998, respectively. The Company believes that each of the transactions with Mortara Instrument were entered into on terms and at prices no less favorable than the Company could have received from an unaffiliated party.

Item 13. Exhibits and Reports on Form 8-K.
            (a) Exhibits

                  3.1   Amended and Restated Certificate of Incorporation (1)

                  3.2   Bylaws, as amended (1)

                  4.1 Common Stock Purchase Agreement, dated April 9, 1998, between the Company and each of the Selling Security Holders (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated April 14, 1998 and incorporated herein by reference(4)

                  3.2 Registration Rights Agreement, dated April 9, 1998, between the Company and each of the Selling Security Holders (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K dated April 14, 1998 and incorporated herein by reference).(4)

                  3.3 Form of Common Stock and Warrant Purchase Agreement between EP MedSystems, Inc. and the Purchasers, dated as of August 31, 1999 (including Exhibit A: Form of Registration Rights Agreement and Exhibit B: Form of Warrant) (filed as Exhibit 4.3 to EP MedSystems, Inc.'s current Report on Form 8-K dated as of August 31, 1999 and incorporated herein by reference).

                  3.4 Form of Replacement Warrant between EP MedSystems, Inc. and the Purchasers dated as of February 15, 2000 (including Amendment to Registration Rights Agreement and Form of Replacement Warrant).

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

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

1. FINANCIAL STATEMENTS                                                    Page
                                                                           ----

Report of Independent Public Accountants                                   F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998               F-3

Consolidated Statements of Operations for the years ended December 31,
1999 and 1998.                                                             F-4

Consolidated Statements of Changes in Shareholders' Equity for the
years ended December 31, 1999 and 1998.                                    F-5

Consolidated Statements of Cash Flows for the years ended December 31,
1999 and 1998.                                                             F-6

Notes to Consolidated Financial Statements                                 F-7

   The accompanying notes are an integral part of these statements

                   REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of EP MedSystems, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of EP MedSystems, Inc. and its subsidiaries (the "Company") at December 31, 1999 and December 31, 1998, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Florham Park, NJ
March 16, 2000

                 EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                                                                         December 31,
             ASSETS                                                 1999            1998
                                                                ------------    ------------
Current assets:
  Cash and cash equivalents                                     $  2,006,731    $  2,332,931
  Short-term investments                                                  --         729,351
  Accounts receivable, net of allowances for
    doubtful accounts of $95,528, and $99,275                      2,933,963       2,305,498
 Inventories                                                       1,888,103       1,484,991
 Prepaid expenses and other current assets                           253,909         151,895
                                                                ------------    ------------
     Total current assets                                          7,082,706       7,004,666

Property and equipment, net                                        2,055,355       1,130,052
Intangible assets, net                                               501,719         541,677
Other assets                                                          22,923          19,423
                                                                ------------    ------------
     Total assets                                               $  9,662,703    $  8,695,818
                                                                ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                              $    995,273    $    756,365
  Payables due to related parties                                    329,912         188,789
  Accrued expenses                                                   665,327         588,907
  Deferred warranty revenue and customer deposits                    171,750         138,196
  Current portion of notes payable                                    44,374          16,274
                                                                ------------    ------------
   Total current liabilities                                       2,206,636       1,688,531
Notes payable, less current portion                                  466,667              --
                                                                ------------    ------------
     Total liabilities                                             2,673,303       1,688,531
                                                                ------------    ------------
Commitments and contingencies (See Notes 1, 4 and 9)
Shareholders' equity:
  Preferred Stock, no par value, 5,000,000 shares
    authorized, no shares issued and outstanding                          --              --
  Common stock, $.001 stated value, 25,000,000 shares
    authorized, 11,084,417 and 9,872,417 shares issued
    and outstanding in 1999 and 1998                                  11,084           9,872
Additional paid-in capital                                        24,626,713      21,432,374
Accumulated deficit                                              (17,648,397)    (14,434,959)
                                                                ------------    ------------
Total shareholders' equity                                         6,989,400       7,007,287
                                                                ------------    ------------
Total liabilities and shareholders' equity                      $  9,662,703    $  8,695,818
                                                                ============    ============

   The accompanying notes are an integral part of these statements.

                 EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED DECEMBER 31,

                                                                    1999            1998
                                                                ------------    ------------
Net sales                                                       $ 10,853,967    $  7,460,324

Cost of products sold                                              4,978,652       3,721,209
                                                                ------------    ------------
     Gross profit                                                  5,875,315       3,739,115

Operating costs and expenses:
 Sales and marketing expenses                                      4,812,743       3,799,500
 General and administrative expenses                               2,162,229       1,656,057
 Research and development expenses                                 2,214,778       1,605,758
 Write-down of investment in EchoCath                                     --       1,400,000
                                                                ------------    ------------
     Loss from operations                                         (3,314,435)     (4,722,200)

Other income, net                                                    100,997         211,186
                                                                ------------    ------------
     Net loss                                                   $ (3,213,438)   $ (4,511,014)
                                                                ============    ============
Basic and diluted net loss per share                            $      (0.31)   $      (0.49)
                                                                ============    ============
Weighted average shares outstanding
used to compute basic and diluted loss
per share                                                         10,250,631       9,252,835
                                                                ============    ============

   The accompanying notes are an integral part of these statements.

                 EP MEDSYSTEMS, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
            FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                   Common         Common                      Additional
                                    Stock         Stock                         Paid-in
                                   Shares         Amount         Capital        Deficit          Total
                                ------------   ------------   ------------   ------------    ------------
Balance, December 31, 1997         7,599,917   $      7,600   $ 16,743,014   $ (9,923,945)   $  6,826,669
Issuance of common stock in        2,250,000          2,250      4,659,457             --       4,661,707
connection with private
placement

Issuance of common stock upon         22,500             22         29,903             --          29,925
exercise of stock options

Net loss                                  --             --             --     (4,511,014)     (4,511,014)
                                ------------   ------------   ------------   ------------    ------------
Balance, December 31, 1998         9,872,417          9,872     21,432,374    (14,434,959)      7,007,287
                                ------------   ------------   ------------   ------------    ------------

Insurance of common stock in       1,135,000          1,135      2,317,356             --       2,318,491
connection with private
placement

Issuance of warrants in                   --             --        713,636             --        713, 636
connection with
private placement

Issuance of common stock upon         77,000             77        153,923             --         154,000
exercise of stock options

Foreign currency translation              --             --          9,424             --           9,424

Net loss                                  --             --             --     (3,213,438)     (3,213,438)
                                ------------   ------------   ------------   ------------    ------------
Balance, December 31, 1999        11,084,417   $     11,084   $ 24,626,713   $(17,648,397)   $  6,989,400
                                ============   ============   ============   ============    ============

   The accompanying notes are an integral part of these statements.

                 EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED DECEMBER 31,

                                                                          1999           1998
                                                                      -----------    -----------
Cash flows from operating activities:
  Net loss                                                            $(3,213,438)   $(4,511,014)
  Adjustments to reconcile net income to net cash
   used in operating activities:
    Write-down of investment in EchoCath                                       --      1,400,000
    Depreciation and amortization                                         482,933        317,653
    Bad debt expense                                                           --         10,000
  Changes in assets and liabilities:
   (Increase) in accounts receivable                                     (628,465)    (1,085,577)
   (Increase) decrease in inventories                                    (403,112)        27,537
   (Increase) decrease in prepaid expenses and other current assets      (102,014)        25,994
   (Increase) decrease in other assets                                     (3,500)        42,546
   Increase in due to related parties                                     141,123         60,930
   Increase in accounts payable                                           238,909        102,433
   Increase (decrease) in accrued expenses, deferred revenue and
    customer deposits                                                     109,974       (265,729)
                                                                      -----------    -----------
      Net cash used in operating activities                            (3,377,590)    (3,875,227)
                                                                      -----------    -----------
Cash flows from investing activities:
   Maturities of investments                                              729,351      1,390,733
   Capital expenditures                                                (1,330,360)      (623,490)
   Patent costs                                                           (34,390)       (42,421)
                                                                      -----------    -----------
      Net cash (used in) provided by investing activities                (635,399)       724,822
                                                                      -----------    -----------
Cash flows from financing activities:
   Proceeds from note payable,                                            500,622         39,635
   Proceeds from issuance of common stock, net of offering expenses     3,032,127      4,661,708
   Proceeds from exercise of stock options                                154,000         29,925
                                                                      -----------    -----------
Net cash provided by financing activities                               3,686,789      4,731,268
                                                                      -----------    -----------
Net (decrease) increase in cash and cash equivalents                     (326,200)     1,580,863
Cash and cash equivalents, beginning of period                          2,332,931        752,068
                                                                      -----------    -----------
Cash and cash equivalents, end of period                             $  2,006,731     $2,332,931
                                                                      ===========    ===========

   The accompanying notes are an integral part of these statements.

                 EP MEDSYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

EP MedSystems, Inc. (the "Company") operates in a single segment. The Company designs, manufactures and markets a broad- based line of products for the cardiac electrophysiology ("EP") market for the purpose of diagnosing, monitoring, managing and treating irregular heartbeats known as arrhythmias.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of EP MedSystems, Inc. and its wholly owned subsidiaries, including EP MedSystems UK Ltd. ("EP MedSystems UK") and EP MedSystems France S.A.R.L. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Intangible Assets

Goodwill resulting from the purchase of the Company's West Berlin, NJ facility previously named ProCath. Goodwill is being amortized by the straight-line method over 15 years and is included in intangible assets. Unamortized goodwill as of December 31, 1999 and 1998 amounted to $445,000 and $495,000, respectively.

Registration and legal fees associated with patent filings are capitalized and amortized over three years. Management reviews these assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets might not be recoverable. The Company has determined that, as of December 31, 1999, no such assets have been impaired.

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

Comprehensive Income

The company adopted SFAS 130 "Reporting for Comprehensive Income" in 1997. For the years ended December 31, 1999 and 1998, the Company's comprehensive income approximated net income, except for the foreign currency translation adjustment. The Company's foreign operations are translated to U.S. dollars using current exchange rates with translation adjustments accumulated in stockholders' equity

Use of Estimates

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

Reclassifications

Certain prior year amounts have been reclassified to conform with the current presentation.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements. "This SAB summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. As amended by SAB 101A, this SAB must be implemented no later than June 30, 2000. The Company does not expect the guidance accounting and disclosures discussed in SAB 101 to have a material impact on its financial statements.

3. Investment Securities

At December 31, 1998 investment securities were classified as available for sale and matured June 1999. These investments were stated at market which approximated their amortized cost.

4. EchoCath License

During February 1997, the Company licensed the rights to several ultrasound technologies from EchoCath, Inc. ("EchoCath") for use in the field of electrophysiology. The agreement called for the Company to make milestone payments of up to $700,000, in four installments, as certain development milestones and initial sales are achieved on the EchoMark(R) and EchoEye(R) technologies. One of the milestones called for a $400,000 payment payable upon the completion of a development program for the EchoEye(R). This milestone was only payable in the event that the development was completed by September 30, 1998. To the best of the

Company's knowledge, the milestone was not achieved and no milestone payments are accrued or payable to EchoCath at December 31, 1999.

In conjunction with the license agreement, the Company purchased 280,000 shares of 5.4% cumulative convertible preferred stock of EchoCath for $1,400,000 in cash. The preferred stock is convertible, at the option of the Company, into shares of EchoCath common stock at a conversion price of $6.00 per share through 1999 and $6.50 per share thereafter. However, due to liquidity and funding issues, EchoCath's common stock was delisted from the NASDAQ Small Cap Stock Market. Their independent accountants included an explanatory paragraph in their fiscal 1998 report on the related financial statements which raised substantial doubt about EchoCath's ability to continue as a going concern. As such, in 1998, the cost basis of the preferred stock was written down to zero representing the estimated fair value of the investment and was reflected in the loss from operations for the year ended December 31, 1998 (See Note 9).

5. Related Party Transactions

Hi-Tronics Design, Inc.

Hi-Tronics Designs, Inc. ("HDI"), is a corporation engaged in the business of contract engineering and manufacturing. Its' president is a shareholder and former director of the Company. The Company utilizes HDI to manufacture certain products which are components for the EP WorkMate(R) and EP-3(TM) Stimulator. The value of products and services purchased from HDI was $623,000 and $360,000 in 1999 and 1998, respectively.

Mortara Instrument, Inc.

The Company purchases certain components for the EP WorkMate(R) and ALERT(R) Companion from Mortara Instrument, Inc. Dr. David W. Mortara, a director of the Company, is also a Director and shareholder of Mortara Instrument, Inc. The approximate value of products purchased from Mortara Instrument was $971,000 and $546,000, in 1999 and 1998, respectively.

6. Inventories

Inventories consist of the following:

                                                           December 31,
                                                    1999                 1998
                                                 ----------           ----------
Raw materials                                    $  372,434           $  506,344
Work in progress                                     31,564               46,623
Finished goods                                    1,484,105              932,024
                                                 $1,888,103           $1,484,991
                                                 ==========           ==========

7. Property and Equipment

Property and equipment consist of the following:

                                                          December 31,
                                                     1999               1998
                                                 -----------        -----------
Land                                             $    69,738        $    69,738
Buildings and improvements                           849,246            351,924
Leasehold improvements                               129,332            125,283
Machinery and equipment                            1,606,703            958,591
Furniture and Fixtures                               377,972            197,095
                                                 -----------        -----------
                                                 $ 3,032,991        $ 1,702,631
Less: accumulated depreciation                      (977,636)          (572,579)
                                                 -----------        -----------
                                                 $ 2,055,355        $ 1,130,052
                                                 ===========        ===========

During February 1999, the Company purchased the remaining 7,500 square feet of manufacturing space at its West Berlin, NJ facility for an aggregate purchase price of $400,000 (see Note 10) for a total of 15,000 square feet.

8. Intangible Assets

Intangible assets consist of the following:

                                                           December 31,
                                                       1999              1998
                                                    ---------         ---------
Catheter technology                                 $ 774,099         $ 774,099
Other                                                 106,356            71,966
                                                    ---------         ---------
Total                                                 880,455           846,065
Less: accumulated amortization                       (378,736)         (304,388)
                                                    ---------         ---------
                                                    $ 501,719         $ 541,677
                                                    =========         =========

9. Commitments and Contingencies

Operating Leases

The Company currently has various operating leases for office facilities. Approximately 7,600 square feet of office and manufacturing space is leased through October 2002 in the United States. EP MedSystems UK leases 945 square feet of office and storage space in London, England through January 2000. The Company also leases 1,350 square feet in France. The total rent expense associated with the office leases was approximately $111,000 and $93,000 in 1999 and 1998, respectively. Additionally, the Company also leases certain office equipment for periods extending through December 2002.

The future aggregate commitment for minimum rentals as of December 31, 1999 is as follows:

             2000                             114,000
             2001                             118,000
             2002                              89,000

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

EchoCath filed an answer to the complaint, denying the allegations and asserting a counterclaim against the Company seeking its costs and expenses in the action. EchoCath also filed a motion to dismiss the complaint. During October 1998, the complaint was dismissed by the District Court and EchoCath's counterclaim for attorney fees was denied. The Company argued an appeal on December 8, 1999 and is awaiting the decision of the United States Court of Appeals for the Third Circuit. At this time, the Company cannot determine the outcome of the litigation and as a result, no amount has been accrued at December 31, 1999.

10. Note payable

During March 1999, the Company entered into a $500,000 Term Loan Agreement with a bank, maturing December 31, 2004. The purpose of the term note is to fund the purchase of 7,500 square feet of manufacturing and warehouse space at its West Berlin, NJ facility and building improvements. Interest is payable monthly in arrears at either Prime plus 3/4% or LIBOR plus 3 1/4%. Principal is payable commencing January 2000 in 48 equal monthly installments under a 15 year amortization schedule with a balloon payment due in December 2004.

In addition, the Company entered into a $2 million Revolving Credit Facility expiring March 31, 2001. The proceeds of the revolver are intended to fund working capital purposes. Borrowings bear interest at either the bank's Prime Rate plus 1/2% or LIBOR plus 3%. A facility fee is payable quarterly on the average unused commitment at a rate of 3/4%. No amounts were outstanding under the facility as of December 31, 1999.

The Company is required to maintain certain financial ratios, and meet certain net worth and indebtedness tests. The debt is collateralized by a first priority lien on all corporate assets. The agreement also prohibits the Company from incurring certain additional indebtedness, limits investments, advances or loans and restricts substantial asset sales, capital expenditures and cash dividends.

11. Stockholders' Equity

Common Stock

The Company is authorized to issue 25,000,000 shares of common stock, no par value, $.001 stated value per share, of which a total of 11,084,417 and 9,872,417 shares were outstanding at December 31, 1999 and 1998, respectively.

On August 31, 1999, the Company sold and issued an aggregate of 1,135,000 shares of common stock in a private offering with an institutional investment fund and two members of the board of directors and a private investor (the "Investors") at $2.75 per share. The Investors each received a callable warrant to purchase an aggregate of 567,500 common shares exercisable at $3.50 per share. The warrants are callable by the Company when the average closing price of the Company's Common Stock has equaled or exceeded $4.125 per share during any twenty consecutive trading days. The warrants expire five years from the date of grant and were valued using the Black-Scholes option pricing model. The proceeds from the offering were $3,032,127, net of approximately $89,000 in related filing expenses (See Note 16).

The Company granted the Investors certain registration rights with respect to the shares pursuant to a Registration Rights Agreement. The Company filed a shelf registration statement on Form S-3 on September 30, 1999 covering all of the common stock. The registration statement was declared effective by the Securities and Exchange Commission on October 22, 1999.

On April 9, 1998, the Company sold and issued 2,250,000 shares of its common stock to six institutional investors (the "Investors") at a price of $2.25 per share. The gross proceeds of the offering were $5,062,500 before deducting offering expenses of approximately $401,000. The Company used the net proceeds from the sale of the shares for working capital purposes. The Company granted the Investors certain registration rights with respect to the shares pursuant to a Registration Rights Agreement. The Company filed a shelf registration statement on Form S-3 covering all of the shares. The Securities and Exchange Commission declared the registration statement effective in July 1998.

Preferred Stock

The Company is authorized to issue 5,000,000 shares of undesignated preferred stock, no par value per share. The Board of Directors has the authority to issue preferred stock in one or more classes, to fix the number of shares constituting a class and the stated value thereof, and to fix the terms of any such class, including dividend rights, dividend rates, conversion or exchange rights, voting rights, rights and terms of redemption, the redemption price and the liquidation preference of such shares or class. At December 31, 1999 and 1998, the Company had no shares of preferred stock outstanding.

Stock Options

1995 Long Term Incentive Plan

The Company's 1995 Long Term Incentive Plan (the "1995 Incentive Plan") was adopted by the Board of Directors and shareholders in November 1995. On November 5, 1999, the Shareholders approved an amendment increasing the number of shares available under the Plan from 700,000 to 1,000,000. At December 31, 1999, options to purchase 774,347 shares were outstanding at exercise prices ranging from $2.00 to $3.00 per share. The 1995 Incentive Plan provides for grants of "incentive" and "non-qualified" stock options to employees of the Company. The 1995 Incentive Plan is administered by the Compensation Committee, which determines the optionees and the terms of the options granted, including the exercise price, number of shares subject to the options and the exercisability thereof. The 1995 Incentive

Plan will terminate on November 30, 2005, unless terminated earlier by the Board of Directors.

During 1999, the Company issued options to purchase 202,737 shares of common stock under the 1995 Incentive Plan. The exercise prices of these options range from $3.00 to $3.75 per share. The options granted in 1999 have terms of five years and vest over varying periods.

Repricing

In April 1998, the Company repriced certain options to acquire 139,000 shares of stock, which had been granted to employees in 1996 and 1997, with exercise prices of $4.75 and $5.50. The shares were reissued at an exercise price of $3.00, which equaled the fair market value on the date of reissuance. Thus, the Company did not record compensation expense for these shares. The re- issued shares were included in the calculation of pro-forma compensation expense, as required by SFAS 123. The vesting periods were reset for each employee.

1995 Director Option Plan

The Company's 1995 Director Option Plan (the "1995 Director Plan") was adopted by the Board of Directors and the shareholders in November 1995. A total of 360,000 shares of common stock of the Company are available for issuance under the 1995 Director Plan and options for 180,000 shares of common stock, at exercise prices ranging from $2.00 to $3.00 per share, are outstanding as of December 31, 1999. The 1995 Director Plan provides for grants of director options to eligible directors of the Company and for grants of advisor options to eligible members of the Scientific Advisory Board of the Company. Each of the director options and the advisor options are exercisable at the rate of 1,000 shares per month, commencing with the first month following the date of grant. The terms of these options are five years. The 1995 Director Plan will terminate on November 30, 2005, unless terminated earlier by the Board of Directors.

In December 1999, two non-employee holders of non-plan stock options exercised their options to purchase 77,000 shares of Company common stock at a price of $2.00 per share. On June 1, 1998, four non-employee holders of non-plan stock options exercised their options to purchase 22,500 shares of common stock of the Company at $1.33 per share.

At December 31, 1999 and 1998, the Company had 1,735,847 and 1,724,610 shares, respectively, of common stock reserved for stock options under all plans. All stock options granted by the Company, except for an option to purchase 210,000 shares of Common Stock at $.10 per share granted to Dr. Alt in connection with the license of the ALERT(R) technology (the "Alt Option"), were granted at exercise prices not less than the current fair market value of the Company's Common Stock on the date of grant, as determined by the Board of Directors or the fair market value on the date of grant for options issued after the Company's initial public offering.

Information relating to stock options is as follows:

                                                                          Option          Weighted
                                                 Number of                Price           Average
                                                  Options                 Range        Exercise Price
                                                  -------                 -----        --------------
Outstanding at December 31, 1997                 1,479,500             $0.10 - $4.75       $2.06
 Granted - original                                392,110             $1.75 - $3.00       $2.83
 Exercised                                         (22,500)                    $1.33       $1.33
 Expired                                           (97,500)            $1.33 - $2.00       $1.98
                                               -----------
Outstanding at December 31, 1998                 1,751,610             $1.75 - $3.00       $2.12
 Granted                                           202,737             $3.00 - $3.75       $3.06
 Exercised                                         (77,000)                    $2.00       $2.00
 Cancelled                                        (141,500)            $2.00 - $3.00       $1.87
                                               -----------
Outstanding at December 31, 1999                 1,735,847             $0.10 - $3.75       $2.22
                                               -----------
Exercisable at December 31, 1999                 1,125,986             $0.10 - $3.75       $1.89
                                               -----------

The Company accounts for its stock options issued to employees and nonemployee directors based upon the "intrinsic value" method set forth in APB 25. Had compensation costs for the Company's stock option plans been determined consistent with SFAS 123, the Company's pro-forma net loss and loss per share for 1999 and 1998 would have been as follows:

                                                   1999                 1998
                                               -----------          -----------
Reported net loss                              ($3,213,438)         ($4,511,014)
                                               ===========          ===========
Reported Basic/Diluted
loss per share                                 $     (0.31)         $     (0.49)
                                               ===========          ===========
Pro-forma net loss                             ($3,394,622)         ($4,693,373)
                                               -----------          -----------
Pro-forma Basic/Diluted
loss per share                                 $     (0.33)         $     (0.51)
                                               ===========          ===========

Under SFAS 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions in 1999 and 1998, respectively:

                                                          1999             1998
                                                      --------         --------
Risk free interest rate                                   5.39%            5.54%
Expected life                                          5 years          5 years
Expected volatility                                         50%              50%
Weighted average fair value of
options granted during the year
                                                      $   1.49         $   1.47

13. Industry Segment and Geographic Information

The Company manages its business on the basis of one reportable segment--the manufacture and sale of cardiac electrophysiology products. The Company's chief operating decision makers use consolidated results to make operating and strategic decisions.

The following table sets forth product sales by geographic segment as of December 31,

                                                     1999                1998
                                                 -----------         -----------
United States                                    $ 6,936,000         $ 5,112,000
Europe/Middle East                                 2,030,000           1,010,000
Asia and Pacific Rim                               1,844,000           1,196,000
Other                                                 44,000             142,000
                                                 -----------         -----------
                                                 $10,854,000         $ 7,460,000
                                                 ===========         ===========

Sales of the Company's cardiac electrophysiology devices and related catheters aggregated $9,333,000 and $1,521,000 in 1999 and $6,316,000 and $1,144,000 in
1998, respectively. The Company's long-lived assets are located in the U.S. No customer accounted for an excess of 10% of total sales during the years ended December 31, 1999 and 1998.

14. Employee Benefit Plan

During 1997, the Company established an employee 401(k)-salary deferral plan that allows contributions by all eligible full time employees. Eligible employees may contribute up to 15% of their respective compensation, subject to statutory limitations, and the Company may match a percentage of employee contributions at the discretion of the Board of Directors. During the years ended December 31, 1999 and 1998, no matching contributions were made to the plan.

15. Income Taxes

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the Company to recognize income tax benefits for the loss carryforwards which have not previously been recorded. As a result of losses incurred since the Company's inception, there is no provision for income taxes in the accompanying financial statements. At December 31, 1999 the Company's net deferred tax assets are fully offset by a valuation allowance, and, to the extent that it is determined that such allowance is no longer required, the tax benefit of the remaining net deferred tax assets will be recognized in the future. The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets consist of the following:

                                                           December 31,
                                                     1999              1998
                                                  -----------       -----------
Allowance for doubtful accounts                   $    39,000       $    39,000
Inventory reserves                                     51,000            59,000
Intangible asset amortization                         (12,000)            3,000
Depreciation                                           33,000            41,000

Accrued liabilities                                   156,000           181,000
Net operating loss carryforwards                    5,325,000         4,433,000
Research and development credit                        67,000                --
Write-down of EchoCath investment                     560,000           560,000
Write-off of note receivable                           43,000                --
Deferred warranty income                               63,000                --
Other                                                  75,000                --
                                                  -----------       -----------
                                                    6,400,000         5,316,000
Less: Valuation allowance                          (6,400,000)       (5,316,000)
                                                  -----------       -----------
                                                  $        --       $        --
                                                  -----------       -----------

On December 31, 1999 and 1998, the Company had approximately $13,312,000 and $11,082,000, respectively, of net operating loss carryforwards available to offset future income. These carry forwards expire between 2008 and 2014. Due to ownership changes that occurred as defined by Section 382 of the Internal Revenue Code, the Company is limited to the use of net operating losses generated prior to the changes in ownership in each year following the changes in ownership.

A reconciliation of the Company's effective tax rate is as follows:

                                                        Year ended December 31,
                                                        1999              1998
                                                      ------            ------
Federal tax (benefit)                                  (34.0%)           (34.0%)
State tax benefit, net of
Federal tax effect                                      (6.0)             (6.0)
Valuation allowance                                     40.0              40.0
                                                      ------            ------
                                                          --                --
                                                      ======            ======

16. Subsequent Event

During February 2000, the Company received $718,375 related to warrants that were issued in conjunction with the private placement in September 1999. Investors included in the exercise were two of its institutional shareholders and two members of its board of directors. 205,250 new common shares have been issued in conjunction with the exercise of the warrants. In addition, the exercise price of the remaining warrants to purchase 362,250 common shares were increased from $3.50 to $7.50 per share.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EP MEDSYSTEMS, INC.

/s/       David A. Jenkins                                      March 30, 2000
          --------------------
          David A. Jenkins, Chairman, President and
          Chief Executive Officer

In accordance with the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

          Signature                                             Date
          ---------                                             ----
/s/       David A. Jenkins                                      March 30, 2000
          --------------------
          David A. Jenkins, Chairman, President and
          Chief Executive Officer
          (Principal Executive Officer)

/s/       Joseph M. Turner                                      March 30, 2000
          --------------------
          Joseph M. Turner, Chief Financial Officer
          and Secretary (Principal Accounting Officer)

/s/       David W. Mortara, Ph.D.                               March 30,2000
          --------------------
          David W. Mortara, Ph.D.
          Director

/s/       Darryl D. Fry                                         March 30, 2000
          --------------------
          Darryl D. Fry
          Director

/s/       John E. Underwood                                     March 30, 2000
          --------------------
          John E. Underwood
          Director

                                 EXHIBIT INDEX

Exhibit
Number                             Description
------                             -----------

3.1         Amended and Restated Certificate of Incorporation (1)

2.2         Bylaws, as amended (1)

3.1 Common Stock Purchase Agreement, dated April 9, 1998, between the Company and each of the Selling Security Holders (4)

3.2 Registration Rights Agreement, dated April 9, 1998, between the Company and each of the Selling Security Holders.(4)

3.3 Form of Common Stock and Warrant Purchase Agreement between EP MedSystems, Inc. and the Purchasers, dated as of August 31, 1999 (including Exhibit A: Form of Registration Rights Agreement and Exhibit B: Form of Warrant) (filed as Exhibit 4.3 to EP MedSystems, Inc.'s current Report on Form 8-K dated as of August 31, 1999 and incorporated herein by reference).

3.4 Form of Replacement Warrant between EP MedSystems, Inc. and the Purchasers dated as of February 15, 2000 (including Amendment to Registration Rights Agreement and Form of Replacement Warrant).

10.6* Employment Agreement dated as of March 1, 1993 between EP Medical, Inc. and David A. Jenkins, as amended (1)

10.7* Employment Agreement dated as of November 6, 1993 between EP Acquisition Corp. and Joseph C. Griffin, III (1)

10.8*       1995 Director Option Plan (1)

10.10 License Agreement dated as of November 1, 1995 between EP Medical, Inc. and Dr. Eckhard Alt, as amended(1)

10.11 Consulting Agreement dated as of February 1, 1996 between EP Medical, Inc. and Raman Mitra(1)

10.12 License Agreement dated as of November 1, 1995 between EP Medical, Inc. and Sanjeev Saksena (1)

10.14* Investment Agreement dated April 22, 1994 among EP Medical, Inc., David Jenkins, Anthony Varrichio, William Winstrom and American Medical Electronics, Inc. (1)

10.15 Letter Agreement dated December 15, 1995 between EP Medical, Inc. and Rudiger Dahle(1)

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

10.29 Registration Rights Agreement dated as of May 24, 1996 between EP MedSystems, Inc. and Tracey Young (1)

10.30 Exclusive License Agreement dated February 27, 1997 between EP MedSystems, Inc. and EchoCath, Inc. (2)

10.31 Subscription Agreement dated February 27, 1997 between EchoCath, Inc. and EP MedSystems, Inc. (2)

10.32*      Amended 1995 Long Term Incentive Plan (3)

10.33 Agreement of Lease dated August 25, 1997 between EP MedSystems, Inc. and Provident Mutual Life Insurance Company, as landlord. (5)

16          Letter of Changes in Registrant's Certifying Accountants (6)

21          List of Subsidiaries

27          Financial Data Schedule (7)

--------------------------------------------------------------------------------
* Denotes management contract or compensatory plan or arrangement.

1. Incorporated by reference to the exhibit of the same number previously filed with the Commission in connection with the Company's Registration Statement on Form SB-2 and Pre-Effective Amendments No. 1 and 2 thereto.
2. Incorporated by reference to the exhibit of the same number previously filed with the Commission on Form 10-KSB for the year ended December 31, 1996.
3. Incorporated by reference to Exhibit A previously filed with the Commission in the Company's Proxy Statement for the Annual Meeting of Shareholders held on October 30, 1997.
4. Incorporated by reference to the exhibit of the same number previously filed with the Commission in connection with the Company's Current Report on Form 8-K dated April 14, 1998.
5. Incorporated by reference to the exhibit of the same number previously filed with the Commission in connection with the Company's Form 10-KSB for the year ended December 31, 1997.
6. Incorporated by reference to the exhibit the same number previously filed with the Commission in connection with the Company's Current Report on Form 8-K dated August 25, 1998.
7.    EDGAR filing only.

(b) Reports on Form 8-K

The Company filed no Reports on Form 8-K during the last quarter of the period covered by this report.