Form 10QSB
period 2000-03-31
EP MEDSYSTEMS INC
filed 2000-05-12
CIK 1012394

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: March 31, 2000

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from __________ to __________

                         Commission File Number: 0-28260
                                                 -------

                               EP MEDSYSTEMS, INC.
                               -------------------
             (Exact name of registrant as specified in its charter)

         New Jersey                                           22-3212190
-------------------------------                               ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

100 Stierli Court, Mount Arlington, New Jersey                          07856
----------------------------------------------                          -----
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code: (973) 398-2800
                                                    --------------

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par value, and 11,738,167 shares outstanding at May 10, 2000.

Transitional Small Business Disclosure Format: Yes |_| No |X|

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I. -- Financial INFORMATION                                            Page
                                                                            ----

      Item 1.  Financial Statements

               Consolidated Balance Sheet at March 31, 2000
               (unaudited)                                                     3

               Consolidated Statements of Operations for three months
               ended March 31, 2000 and 1999 (unaudited)                       4

               Consolidated Statements of Cash Flows for three months
               ended March 31, 2000 and 1999(unaudited)                        5

               Notes to Consolidated Financial Statements (unaudited)        6-7

      Item 2.  Management's Discussion and Analysis or Plan of

               Operation                                                    8-11


PART II  -- OTHER INFORMATION

      Item 1.  Legal Proceedings                                              11

      Item 2.  Changes in Securities and Use of Proceeds                      12

      Item 3.  Defaults Upon Senior Securities                                12

      Item 4.  Submission of Matters to a Vote of Secure                      12

      Item 5.  Other Information                                              12

      Item 6.  Exhibits and Reports on Form 8-K                               12

      Signatures and Exhibit Index                                            13

PART I. -- FINANCIAL INFORMATION

Item 1. Financial Statements
                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                      March 31,
                                                                        2000
                                                                     ----------
ASSETS                                                              (unaudited)
Current assets:
   Cash and cash equivalents                                       $  1,916,079
   Accounts receivable, net of allowances for
        doubtful accounts of $94,022                                  3,067,391
   Inventory, net                                                     1,853,824
   Prepaid expenses and other current assets                            278,772
                                                                   ------------
          Total current assets                                        7,116,066
Property and equipment, net                                           2,201,805
Intangible assets, net                                                  487,781
Other assets                                                             22,123
                                                                   ------------
          Total assets                                             $  9,827,775
                                                                   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:


   Accounts payable                                                $  1,085,961
   Payables due to related parties                                      277,220
   Accrued expenses                                                     270,174
   Deferred warrant revenue and customer deposits                       235,268
   Current portion of long-term debt                                     32,567
                                                                   ------------
          Total  current liabilities                                  1,901,190
   Long-term debt, less current portion                                 466,667
                                                                   ------------
          Total liabilities                                        $  2,367,857
                                                                   ------------
Commitments and contingencies
Shareholders' equity:


   Preferred Stock, no par value, 5,000,000 shares
         authorized, no shares issued and outstanding
   Common stock, $.001 stated value, 25,000,000
         shares authorized, 11,678,167 shares issued
         and outstanding                                                 11,678
   Additional paid-in capital                                        25,723,071
   Accumulated deficit                                              (18,274,831)
                                                                   ------------
          Total shareholders' equity                                  7,459,918
                                                                   ------------
          Total liabilities and shareholders' equity               $  9,827,775
                                                                   ============

        The accompanying notes are an integral part of these statements.

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                  For the Three Months Ended
                                                 March 31,            March 31,
                                                   2000                 1999
                                                ----------            ---------

Net sales                                     $  2,902,983          $ 2,534,411
Cost of products sold                            1,334,382            1,193,166
                                              ------------          -----------
          Gross profit                           1,568,601            1,341,245

Operating costs and expenses:
   Sales and marketing expenses                  1,240,590            1,070,547
   General and administrative expenses             611,853              597,579
   Research and development expenses               577,394              444,737
                                              ------------          -----------
          Loss from operations                    (861,236)            (771,618)

Other income, net                                  226,401               27,547
                                              ------------          -----------
          Net loss                            $   (634,835)         $  (744,071)
                                              ============          ===========

Basic and diluted loss per share              $      (0.06)         $     (0.08)
                                              ============          ===========

Weighted average shares outstanding used
to compute basic and diluted loss per share     11,380,933            9,872,417
                                              ============          ===========

        The accompanying notes are an integral part of these statements.

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                    For the Three Months Ended
                                                                   March 31,            March 31,
                                                                     2000                 1999
                                                                  ----------            ---------
Cash flows from operating activities:
  Net loss                                                       $  (634,835)         $  (744,071)
  Adjustments to reconcile net loss to net cash
      Used in operating activities:
      Depreciation and amortization                                  188,120               57,974
  Changes in assets and liabilities:
       Increase in accounts receivable                              (133,429)             (56,937)
       Decrease (increase) in inventories                             34,279              (27,630)
      (Increase) decrease in prepaid and other current assets        (24,062)              26,113
      (Decrease) increase in payables due to related parties         (52,692)             256,955
      Increase in accounts payable                                    90,687               23,598
      Decrease in accrued expenses, deferred
          revenue and customer deposits                             (331,635)            (150,078)
                                                                 -----------          -----------
          Net cash (used in) operating activities                $  (863,567)         $  (614,076)
                                                                 -----------          -----------

Cash flows from investing activities:
   Capital expenditures                                             (320,631)            (534,851)
                                                                 -----------          -----------
          Net cash (used in) investing activities                $  (320,631)         $  (534,851)
                                                                 -----------          -----------

Cash flows from financing activities:
   Proceeds from exercise of warrants                                718,375                   --
   Proceeds from exercise of stock options                           388,000                   --
   Net (payments) borrowings under note payable                      (12,829)             507,500
                                                                 -----------          -----------
          Net cash provided by financing activities              $ 1,093,546          $   507,500
                                                                 -----------          -----------

Net (decrease) in cash and cash equivalents                          (90,652)            (641,427)
Cash and cash equivalents, beginning of period                     2,006,731            2,332,931
                                                                 -----------          -----------
Cash and cash equivalents, end of period                         $ 1,916,079          $ 1,691,504
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

The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1999 filed with the Securities and Exchange Commission.

Note 2. Inventories

Inventories consist of the following:

                                          March 31,
                                        -----------

       Raw materials                    $ 1,218,182
       Work in process                      162,479
       Finished goods                       473,163
                                        -----------
                                        $ 1,853,824
                                        ===========

Note 3. Note payable

In March 1999, the Company entered into a term loan agreement in the amount of $500,000. Principal payments in the first quarter amounted to $10,000.

Principal is payable in 48 equal monthly installments under a 15 year amortization schedule with a balloon payment due in December 2004. Interest is payable monthly in arrears at either Prime plus 3/4% or LIBOR plus 3 1/4%.

Note 4. Common Stock

During February 2000, the Company received $718,000 related to warrants that were issued in conjunction with the private placement in September 1999. Investors included in the exercise were two of its institutional shareholders and two members of its board of directors. Common Stock of 205,250 shares were issued in conjunction with the exercise of the warrants. In addition, the exercise price of the remaining warrants to purchase 362,250 shares of Common Stock was increased from $3.50 to $7.50 per share.

Note 5. Other Income

The Company sold its New Jersey cumulative 1998 net operating loss for one of its statutory subsidiaries for $218,000. This amount is included in other income.

Note 6. Industry Segment and Geographic Information

The Company manages its business on the basis of one reportable segment--the manufacture and sale of cardiac electrophysiology products. The Company's chief operating decision-makers use consolidated results to make operating and strategic decisions.

The following table sets forth product sales by geographic segment as of March
31,

                                                   2000                 1999
                                               -----------          -----------
      United States                            $ 1,391,000          $ 1,417,000
      Europe/Middle East                           720,000              564,000
      Asia and Pacific Rim                         792,000              553,000
                                               -----------          -----------
                                               $ 2,903,000          $ 2,534,000
                                               ===========          ===========

Sales of the Company's cardiac electrophysiology devices and related catheters aggregated $2,463,000 and $440,000 in 2000 and $2,188,000 and $346,000 in 1999,
respectively. The Company's long-lived assets are located in the U.S.

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

The Company has also developed an intracardiac ultrasound product line including the ViewMate(TM) ultrasound imaging console and deflectable intracardiac imaging catheter. These products are designed to improve a physician's ability to visualize inside the chambers of the heart, including the internal anatomy of the heart. The Company believes that the ViewMate(TM) System may play an important role as new and effective treatment options are developed for the treatment of complex cardiac arrhythmias, including ventricular tachyarrhythmia and atrial fibrillation. The Company's ultrasound products are not approved for sale and the Company does not anticipate receiving approval to sell the ViewMate(TM) System for at least several months, if approved at all.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2000 compared to three months ended March 31, 1999

Net Sales increased $369,000 (or 15%) in the three months ended March 31, 2000 as compared to the prior period in 1999. The majority of the increase in revenue in the quarter resulted from increased sales of the EP WorkMate(R), which represented a substantial percentage of sales during the three-month period in 2000. The Company also realized increased sales of certain of its catheter products during the period.

The level of sales for the remaining nine months of 2000 will depend materially on sales of the EP WorkMate(R) and diagnostic catheters and the ability of the Company's direct sales force and network of international independent distributors to effectively market and sell the Company's existing products. The ALERT(R) System is not approved for sale in the United States, however, on November 1, 1999, the Company submitted the final clinical module and original Pre Market Approval application with the FDA. The ALERT(R) System has been introduced for sale in Europe. However, the Company cannot accurately determine the sales level of the ALERT(R) System for the remaining nine-months in 2000 at this time or when it will be available if at all in the United States. The Company expects the ALERT(R) System to contribute a greater proportion of revenues in 2000 and beyond.

Cost of products sold increased $141,000 (or 12%) due to the 15% increase in sales for the three months ended March 31, 2000 as compared to the prior period in 1999. Gross profit on sales for the three months ended March 31, 2000 was $1,569,000 (or 54% as a percentage of sales), as compared with $1,341,000 (or 53% as a percentage of product sales) for the comparable period in 1999. The Company realized an increase in gross profit on sales of existing products during this period primarily due to increased sales of the EP WorkMate(R), which currently yields a higher gross margin than certain of the Company's other products. The Company hopes to improve its overall gross profit percentage as sales of the ALERT(R) System and other catheter products increase, which may offset the fixed costs associated with maintaining a catheter manufacturing operation.

Sales and marketing expense increased $170,000 (or 16%), in the three months ended March 31, 2000 as compared to 1999. The dollar increase during this period was primarily due to the impact of increase in personnel, travel, trade show related expenses, product promotion and physician educational materials in support of its sales efforts. The international distribution network is currently supported by a team of direct international sales and marketing professionals, international field clinical engineers and administrative support personnel.

General and administrative expenses increased $14,000 in the three months ended March 31, 2000 as compared to 1999. The increase during this period was due to increased personnel and other administrative costs necessary to support the increased operations worldwide. It is anticipated that these expenses may decline as a percentage of revenues as incremental sales are generated.

Research and development expenses increased $133,000 (or 30%) in the three months ended March 31, 2000 as compared to 1999. During this period, the Company incurred research and development expenses primarily associated with the clinical trials for the ALERT(R) System, development costs and costs of preparing regulatory submissions for the new ultrasound imaging product line, as well as costs associated with several new products under development. In addition, the Company has ongoing development efforts on existing products, including the EP WorkMate(R) and the EP-3(TM) Stimulator. The Company expects that research and development expenses are likely to increase in future periods, in part due to ongoing expenses related to the ALERT(R) System clinical trials, new product development activities and regulatory applications aimed at gaining approval to sell other new products.

The net loss for the three months ended March 31, 2000 was $635,000 as compared to a net loss of $744,000 during the comparable period in 1999. The basic and diluted loss per share for the three months ended March 31, 2000 was $0.06 per share versus $0.08 per share in 1999.

Liquidity and Capital Resources

Since inception, the Company's expenses have exceeded its sales, resulting in an accumulated deficit of approximately $18,275,000 at March 31, 2000.

During February 2000, the Company received $718,000 related to warrants that were issued in conjunction with the private placement in September 1999. Investors included in the exercise were two of its institutional shareholders and two members of its board of directors. Common Stock of 205,250 shares were issued in conjunction with the exercise of the warrants. In addition, the exercise price of the remaining warrants to purchase 362,250 shares of Common Stock was increased from $3.50 to $7.50 per share.

The Company intends to use the net proceeds from the sale of the shares for working capital purposes. Management believes that its current liquidity position will be sufficient to meet the needs of the Company until at least March 31, 2001. In the event that it cannot generate additional capital funds after March 31, 2001, the Company believes that it can reduce non-core-related expenditures, which will allow it to continue in its operations for a significant period. However, that continuation may not be possible should circumstances outside the Company's control (including, for example, changes in general economic conditions) significantly interfere with the Company's business.

      Net cash used in operating activities for the three months ended March 31, 2000 decreased $91,000 as compared to 1999. The net use of cash in operations for the three months ended March 31, 2000 was primarily due to the Company's loss from operations. Payables to related parties decreased $53,000. Payments to related parties are made on terms similar to those of other suppliers.

Capital expenditures, were $321,000 during the three months ended March 31, 2000 as compared to $535,000 for the same period in 1999. Capital expenditures for the three months ended March 31, 2000 was primarily due to building infrastructure improvements.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

EchoCath

During October 1997, the Company filed a lawsuit against EchoCath, Inc. ("EchoCath") in the United States District Court for the District of New Jersey alleging, among other things, that EchoCath made fraudulent misrepresentations and omissions in connection with the prior sale of $1,400,000 of its preferred stock to the Company.

EchoCath filed an answer to the complaint, denying the allegations and asserting a counterclaim against the Company seeking its costs and expenses in the action. EchoCath also filed a motion to dismiss the complaint. In December 1997, EP MedSystems filed an amended complaint and EchoCath filed an answer thereto again denying the allegations and asserting a counterclaim seeking reimbursement of its costs and expenses in the action. EchoCath also filed a motion to dismiss the amended complaint. During October 1998, the complaint was dismissed by the District Court and EchoCath's counterclaim for attorney fees was denied. The Company argued an appeal on December 8, 1999 and is awaiting the decision of the United States Court of Appeals for the Third Circuit. At this time, the Company cannot determine the outcome of the litigation and as a result, no amount has been accrued at March 31, 2000.

Item 2. Changes in Securities

During February 2000, the Company received $718,000 related to warrants that were issued in conjunction with the private placement in September 1999. Investors included in the exercise were two of its institutional shareholders and two members of its board of directors. Common Stock of 205,250 shares were issued in conjunction with the exercise of the warrants. In addition, the exercise price of the remaining warrants to purchase 362,250 shares of Common Stock was increased from $3.50 to $7.50 per share.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            The following exhibits will be filed as part of this Form 10-QSB:

            Exhibit 27     Financial Data Schedule (SEC filing only)

      (b)   Reports on Form 8-K

            None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    EP MEDSYSTEMS, INC.
                                    -------------------
                                        (Registrant)


Date: May 11, 2000              By: /s/ David A. Jenkins
      ------------                  -------------------------------------------
                                    David A. Jenkins
                                    President and Chief Executive Officer


Date: May 11, 2000              By: /s/ Joseph M. Turner
      ------------                  -------------------------------------------
                                    Joseph M. Turner
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
Number          Description of Exhibit
-----------     ----------------------------------------------------------------

Exhibit 27      Financial Data Schedule
                (SEC filing only)