Form 10QSB
period 2000-06-30
EP MEDSYSTEMS INC
filed 2000-08-14
CIK 1012394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: June 30, 2000

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from __________ to  __________

                         Commission File Number: 0-28260

                               EP MEDSYSTEMS, INC.
        (Exact name of small business issuer as specified in its charter)

         New Jersey                                          22-3212190
-------------------------------------                        ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

100 Stierli Court, Mount Arlington, New Jersey                 07856
----------------------------------------------                 -----
(Address of principal executive offices)                     (Zip Code)

                                 (973) 398-2800
                            Issuer's telephone number

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.|X| Yes |_|No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      Class                                    Outstanding at July 20, 2000
      -----                                    ----------------------------
      Common Stock, without par value           11,984,167 shares

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                                    CONTENTS

PART I -- Financial INFORMATION                                            Page
                                                                        --------

          Item 1.  Financial Statements

                   Consolidated Balance Sheet at June 30, 2000
                   (unaudited)                                                 3

                   Consolidated Statements of Operations for three months
                   ended June 30, 2000 and 1999 (unaudited)                    4

                   Consolidated Statements of Operations for six months        5
                   ended June 30, 2000 and 1999 (unaudited)

                   Consolidated Statements of Cash Flows for six months
                   ended June 30, 2000 and 1999(unaudited)                     6

                   Notes to Consolidated Financial Statements (unaudited)    7-8

          Item 2.  Management's Discussion and Analysis or Plan of
                   Operation                                                9-12


PART II -- OTHER INFORMATION

          Item 1.  Legal Proceedings                                          13

          Item 2.  Changes in Securities                                      13

          Item 3.  Defaults Upon Senior Securities                            13

          Item 4.  Submission of Matters to a Vote of Security Holders        13

          Item 5.  Other Information                                          13

          Item 6.  Exhibits and Reports on Form 8-K                           14

          Signatures and Exhibit Index                                        14

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                   June 30,
                                                                    2000
                                                              -----------------
ASSETS                                                              (unaudited)
Current assets:
   Cash and cash equivalents                               $          1,673,488
   Accounts receivable, net of allowances for
        doubtful accounts of $94,022                                  2,289,159
   Inventory, net                                                     2,096,623
   Prepaid expenses and other current assets                            351,098
                                                              -----------------
          Total current assets                                        6,410,368
Property and equipment, net                                           2,460,978
Intangible assets, net                                                  508,580
Other assets                                                             51,676
                                                              -----------------
          Total assets                                     $          9,431,602
                                                              =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                        $          1,464,084
   Payables due to related parties                                      460,295
   Accrued expenses                                                     333,940
   Deferred warranty revenue                                            225,423
   Current portion of long-term debt                                     43,560
                                                              -----------------
          Total  current liabilities                                  2,527,302
   Long-term debt, less current portion                                 449,999
                                                              -----------------
          Total liabilities                                $          2,977,301
                                                              -----------------
Commitments and contingencies
Shareholders' equity:
   Preferred Stock, no par value, 5,000,000 shares
         authorized, no shares issued and outstanding
   Common stock, $.001 stated value, 25,000,000
         shares authorized, 11,984,167 shares issued
         and outstanding                                                 11,984
   Additional paid-in capital                                        26,265,995
   Accumulated deficit                                              (19,823,678)
                                                              -----------------
          Total shareholders' equity                                  6,454,301
                                                              -----------------
          Total liabilities and shareholders' equity       $          9,431,602
                                                              =================

        The accompanying notes are an integral part of these statements.

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                    For the Three Months Ended
                                                    June 30,         June 30,
                                                     2000             1999
                                                  -----------      -----------

Net sales                                      $    2,136,235   $    2,421,601
Cost of products sold                               1,062,164        1,071,901
                                                  -----------      -----------
          Gross profit                              1,074,071        1,349,700

Operating costs and expenses:
   Sales and marketing expenses                     1,199,674        1,013,219
   General and administrative expenses                693,070          607,102
   Research and development expenses                  735,874          608,110
                                                  -----------      -----------
          Loss from operations                     (1,554,547)        (878,731)

Other income, net                                       7,709           21,642
                                                  -----------      -----------
          Net loss                              $  (1,546,838)   $    (857,089)
                                                  ===========      ===========

Basic and diluted loss per share                $       (0.13)   $       (0.09)
                                                  ===========      ===========

Weighted average shares outstanding used
to compute basic and diluted loss per share        11,742,519        9,873,109
                                                  ===========      ===========

        The accompanying notes are an integral part of these statements.

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                    For the Six Months Ended
                                                    June 30,         June 30,
                                                     2000             1999
                                                  -----------      -----------

Net sales                                      $    5,039,218   $    4,956,011
Cost of products sold                               2,396,546        2,265,066
                                                  -----------      -----------
          Gross profit                              2,642,672        2,690,945

Operating costs and expenses:
   Sales and marketing expenses                     2,440,264        2,083,765
   General and administrative expenses              1,304,923        1,204,683
   Research and development expenses                1,313,268        1,052,847
                                                  -----------      -----------
          Loss from operations                     (2,415,783)      (1,650,350)

Other income, net                                     234,110           49,190
                                                  -----------      -----------
          Net loss                              $  (2,181,673)   $  (1,601,160)
                                                  ===========      ===========

Basic and diluted loss per share                $       (0.19)   $       (0.16)
                                                  ===========      ===========

Weighted average shares outstanding used
to compute basic and diluted loss per share        11,561,726        9,872,765
                                                  ===========      ===========

        The accompanying notes are an integral part of these statements.

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                       For the Six Months Ended
                                                                       June 30,         June 30,
                                                                        2000             1999
                                                                    -------------     ------------
Cash flows from operating activities:
  Net loss                                                      $      (2,181,673)  $   (1,601,160)
  Adjustments to reconcile net loss to net cash
      Used in operating activities:
      Depreciation and amortization                                       370,212          141,560
  Changes in assets and liabilities:
       Decrease (increase) in accounts receivable                         644,804         (531,712)
       Increase in inventories                                           (208,520)        (417,040)
      (Increase) decrease in prepaid and other current assets             (97,189)          61,259
      Increase in other assets                                            (28,753)         (12,851)
      Increase in payables due to related parties                         130,383          315,726
      Increase in accounts payable                                        468,810          396,226
      Decrease in accrued expenses, deferred
          revenue and customer deposits                                  (277,714)        (205,983)
                                                                    -------------     ------------
          Net cash (used in) operating activities                $     (1,179,640)  $   (1,853,975)
                                                                    -------------     ------------

Cash flows from investing activities:
   Proceeds from maturity of investments                                       --          729,351
   Capital expenditures                                                  (741,446)        (667,983)
                                                                    -------------     ------------
          Net cash (used in) investing activities                $       (741,446)  $       61,368
                                                                    -------------     ------------

Cash flows from financing activities:
   Proceeds from exercise of warrants                                     718,375               --
   Proceeds from exercise of stock options                                887,971            6,000
   Net (payments) borrowings under note payable                           (18,503)         513,722
                                                                    -------------     ------------
          Net cash provided by financing activities             $       1,587,843  $       519,722
                                                                    -------------     ------------

Net (decrease) in cash and cash equivalents                              (333,243)      (1,272,885)
Cash and cash equivalents, beginning of period                          2,006,731        2,332,931
                                                                    -------------     ------------
Cash and cash equivalents, end of period                        $       1,673,488  $     1,060,046
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

Note 2. Inventories

Inventories at June 30, 2000 consist of the following:

           Raw materials                    $  1,245,310
           Work in process                       125,732
           Finished goods                        725,581
                                              -----------
                                            $  2,096,623
                                              ===========

Note 3. Note payable

In March 1999, the Company entered into a $500,000 Term Loan Agreement with a bank, maturing December 31, 2004. The purpose of the term loan was to fund the purchase of 7,500 square feet of manufacturing and warehouse space at its West Berlin, NJ facility and make necessary building improvements. Interest is payable monthly in arrears at either Prime plus 3/4% or LIBOR plus 3 1/4%, at the Company's option. Principal is payable commencing January 2000 in 48 equal monthly installments under a 15 year amortization schedule with a balloon payment due in December 2004.

In addition, in March 1999, the Company entered into a $2 million Revolving Credit Facility expiring March 31, 2001. The proceeds of the revolver are intended to fund working capital purposes. Borrowings bear interest at either the bank's Prime Rate plus

1/2% or LIBOR plus 3%, at the Company's option. A facility fee is payable quarterly on the average unused commitment at a rate of 3/4%. No amounts were outstanding under the facility as of June 30, 2000. In August 2000, the Company drew down $746,000 under the facility.

Under the Term Loan Agreement and the Revolving Credit Facility documentation, the Company is required to maintain certain financial ratios and meet certain net worth and indebtedness tests. The debt is collateralized by a first priority lien on all corporate assets. The loan documentation also prohibits the Company from incurring certain additional indebtedness, limits investments, advances or loans and restricts substantial asset sales, capital expenditures and cash dividends.

Note 4. Common Stock and Liquidity

In February 2000, the Company received $718,000 related to the exercise of warrants that were issued in conjunction with the Company's private placement in September 1999. Investors included in the exercise were two of its institutional shareholders and two members of its board of directors. Common stock of 205,250 shares was issued in conjunction with the exercise of the warrants. In addition, the exercise price of the remaining unexercised warrants to purchase 362,250 shares of common stock was increased from $3.50 to $7.50 per share.

The Company has used the net proceeds from the exercise of warrants for working capital purposes. Management believes that its current liquidity position will be sufficient to meet the needs of the Company until at least March 31, 2001. In the event the Company cannot raise capital funds after March 31, 2001, the Company believes that it can reduce non-core-related expenditures, which will allow it to continue its operations for sometime thereafter. However, that continuation may not be possible should circumstances outside the Company's control (including, for example, changes in general economic conditions or other matters, which adversely affect the Company's business) significantly interfere with the Company's business.

Note 5. Other Income

In March 2000, the Company sold its New Jersey cumulative 1998 net operating loss for one of its statutory subsidiaries for approximately $217,000. This amount is included in other income.

Note 6. Industry Segment and Geographic Information

The Company manages its business on the basis of one reportable segment, the manufacture and sale of cardiac electrophysiology products. The Company's chief operating decision-makers use consolidated results to make operating and strategic decisions.

The following table sets forth product sales by geographic segment for the six months ended June 30,

                                               2000                1999
                                         ---------------     ---------------
      United States                        $   2,452,000       $   2,946,000
      Europe/Middle East                       1,315,000             907,000
      Asia and Pacific Rim                     1,272,000           1,103,000
                                         ---------------     ---------------
                                           $   5,039,000       $   4,956,000
                                         ===============     ===============

Sales of the Company's cardiac electrophysiology devices and related catheters aggregated $4,308,000 and $731,000, respectively, for the six months ended June 30, 2000 and $4,332,000 and $624,000, respectively, for the comparable period in 1999. The Company's long-lived assets are located in the U.S.

Item 2. Management's Discussion and Analysis or Plan of Operation

Overview

EP MedSystems, Inc. was formed in January 1993 and operates in a single industry segment. The Company develops, manufactures, markets and sells a line of products for the cardiac electrophysiology market used to diagnose, monitor and treat irregular heartbeats known as arrhythmias. Since inception, the Company has acquired technology, has developed new products and has begun marketing various electrophysiology products. The Company's current products include the EP-WorkMate(R) electrophysiology workstation, the EP-3(TM) Stimulator, diagnostic electrophysiology catheters and internal cardioversion catheters.

The Company has identified the diagnosis and treatment of atrial fibrillation as a primary focus for its ongoing development efforts. Atrial fibrillation is the most commonly sustained abnormal heart rhythm, estimated to afflict over 2,000,000 people in the United States with an estimated 345,000 new cases being diagnosed each year. Although not immediately life threatening, atrial fibrillation has been linked to a diminished lifestyle and to a significantly increased risk of stroke. In patients over the age of 65, atrial fibrillation is reported to quadruple the risk of stroke. In this regard, the Company has developed a new product for internal cardioversion of atrial fibrillation known as the ALERT(R) System, which uses a patented electrode catheter and the Companion energy source to deliver measured, variable, low energy electrical impulses directly to the inside of the heart in order to convert atrial fibrillation to a normal heart rhythm.

The ALERT(R) System is not approved for sale in the United States, but the Company has completed clinical trials relative to its application for an Investigational Device Exemption ("IDE") submitted to the United States Food and Drug Administration (the "FDA"). The Company's initial Pre Market Approval ("PMA") application, filed in November 1999, contained clinical results covering 78 patients. The FDA requested additional information, including increasing patient enrollment to 150 patients. Upon addressing the FDA's additional requests, the Company was advised by the FDA that expedited review would be granted for the ALERT(R) System. Expedited review, in general, means that the FDA would be expected to give the ALERT(R) System PMA application priority over all other regular PMA applications. The purpose of this expedited review process is to afford the U.S. public the benefit of new medical technology as soon as possible, while assuring that safety and effectiveness is still obtained. No other legally marketed therapeutic device, which uses low atrial defibrillation thresholds, like the ALERT(R) System is currently available for sale in the U.S. Approval to market and sell the ALERT(R) System in the U.S. may take until the first quarter of 2001, if approved at all. However, the Company is approved to market and sell the ALERT(R) System with the CE Mark in the European Community.

In addition, the Company has developed an intracardiac ultrasound product line including the ViewMate(TM) ultrasound imaging console and a deflectable intracardiac imaging catheter. These products are designed to improve a physician's ability to visualize the inside chambers of the heart, including the internal anatomy of the heart. The Company believes that the ViewMate(TM) System may play an important role as an imaging tool in conjunction with new and effective treatment of complex cardiac arrhythmias, including ventricular tachyarrhythmias ("VT") and atrial fibrillation ("AF"). The Company's ultrasound products are not approved for sale and the Company does not anticipate receiving approval to sell these products until the first half of 2001, if approved at all.

Forward-Looking Statements

This report contains certain statements of a forward-looking nature relating to such matters as anticipated financial and operational performance, business prospects, technological developments, results of clinical trials, new products, research and development activities and similar matters. These statements are based on information currently available to management and on management's beliefs and assumptions. When used in this document the words "anticipate", "designed to", "estimate", "believe", "plans", and similar expressions are intended to identify forward-looking statements but these are not the exclusive means of identifying such statements. Such statements are only predictions and are subject to risks and uncertainties and actual events or results may differ materially from those anticipated, estimated, or projected due to a number of factors. In evaluating such statements, specific consideration should be given to the various factors effecting the industry and economy generally, as well as those identified in this report and in the Company's other reports filed with the Securities and Exchange Commission, which could cause actual results to differ materially from those indicated by such forward-looking statements.

RESULTS OF OPERATIONS

Net sales were $5,039,218 in the first half of 2000 (an increase of $83,207 or 2%) as compared to $4,956,011 for the prior period in 1999. The majority of the increase in revenue in the first six months of 2000 resulted from increased worldwide sales of the EP WorkMate(R), which represented a substantial percentage of sales during the first half of

2000. The Company also realized increased sales of certain of its catheter products during the period.

The level of sales for the remaining six months of 2000 will depend primarily on sales of the EP WorkMate(R) and diagnostic catheters and the ability of the Company's direct sales force and network of international independent distributors to effectively market and sell the Company's existing products. The ALERT(R) System is not approved for sale in the United States, but the Company has completed clinical trials relative to its application for an Investigational Device Exemption ("IDE") submitted to the United States Food and Drug Administration (the "FDA"). The Company's initial Pre Market Approval ("PMA") application, filed in November 1999, contained clinical results covering 78 patients. The FDA requested additional information, including increasing patient enrollment to 150 patients. Upon addressing the FDA's additional requests, the Company was advised by the FDA that expedited review would be granted for the ALERT(R) System. Approval to market and sell the ALERT(R) System in the U.S. may take until the second quarter of 2001, if approved at all. However, the Company is approved to market and sell the ALERT(R) System with the CE Mark in the European Community. While, the Company expects the ALERT(R) System to contribute a greater proportion of revenues in 2001 and beyond, the Company cannot accurately predict the sales level of the ALERT(R) System in Europe for the remaining six months in 2000 at this time, or when it will be available, if at all, in the United States.

Cost of products sold were $2,396,546 for the six months ended June 30, 2000 (an increase of $131,480 or 6%) as compared to $2,265,066 for the same period in 1999. Gross profit on sales for the six months ended June 30, 2000 was $2,642,672 (or 52% as a percentage of sales), as compared with $2,690,945 (or 54% as a percentage of product sales) for the comparable period in 1999. The Company realized a decrease in gross profit on sales during this period primarily due to the decrease in domestic sales of the EP WorkMate(R), which currently yield a higher gross profit than international sales of the EP WorkMate(R). The Company hopes to improve its overall gross profit percentage as sales of the ALERT(R) System and other catheter products increase, which should offset the fixed costs, associated with maintaining a catheter manufacturing operation.

Sales and marketing expenses were $2,440,264 in the first six months of 2000 (an increase of $356,499 or 17%) over $2,083,765 in the first half of 1999. The increase during this period was primarily due to the expenses associated with increase in personnel, travel, trade show related expenses, and product promotional expenses in support of the Company's sales efforts. The international distribution network is currently supported by a team of direct international sales and marketing professionals, international field clinical engineers and administrative support personnel.

General and administrative expenses were $1,304,923 for six the months ended June 30, 2000 (an increase of $100,240 or 8%) as compared to $1,204,683 for the same period in 1999. The increase during this period was due to administrative costs necessary to support the increased operations worldwide. It is anticipated that these expenses will decline as a percentage of revenues as incremental sales are generated.

Research and development expenses were $1,313,268 for the first half of 2000 (an increase of 260,421 or 25%) as compared to $1,052,847 for the same period of 1999. During this period, the Company incurred research and development expenses primarily associated with the clinical trials for the ALERT(R) System, development costs and costs of preparing regulatory submissions for the new ultrasound imaging product line, as well as costs associated with several new products under development. In addition, the Company has ongoing development efforts on existing products, including the EP WorkMate(R) and the EP-3(TM) Stimulator. The Company expects that research and development expenses are likely to increase in future periods, in part due to ongoing expenses related to the ALERT(R) System clinical trials, new product development activities and regulatory applications aimed at gaining approval to sell other new products.

The net loss for the six months ended June 30, 2000 was $2,181,673 as compared to a net loss of $1,601,160 during the comparable period in 1999. The basic and diluted loss per share for the six months ended June 30, 2000 was $0.19 per share versus $0.16 per share in 1999.

Liquidity and Capital Resources

Since inception, the Company's expenses have exceeded its sales, resulting in an accumulated deficit of approximately $19,824,000 at June 30, 2000.

During February 2000, the Company received $718,000 related to the exercise of warrants that were issued in conjunction with the private placement in September 1999. Investors included in the exercise were two of the Company's institutional shareholders and two members of its board of directors. Common stock of 205,250 shares was issued in conjunction with the exercise of the warrants. In addition, the exercise price of the remaining unexercised warrants to purchase 362,250 shares of common stock was increased from $3.50 to $7.50 per share.

The Company has used the net proceeds from the exercise of warrants for working capital purposes. Management believes that its current liquidity position will be sufficient to meet the needs of the Company until at least March 31, 2001. In the event the Company cannot raise capital funds after March 31, 2001, the Company believes that it can reduce non-core-related expenditures, which will allow it to continue its operations for sometime thereafter. However, that continuation may not be possible should circumstances outside the Company's control (including, for example, changes in general economic conditions or other matters which could adversely affect the Company's business) significantly interfere with the Company's business.

The Company has a $2 million Revolving Credit Facility expiring March 31, 2001. The proceeds of the revolver are intended to fund working capital purposes. No amounts were outstanding under the facility as of June 30, 2000. In August 2000, the Company drew down $746,000 under the facility.

Net cash used in operating activities for the six months ended June 30, 2000 decreased $674,00 as compared to 1999. The net use of cash in operations for the six months ended June 30, 2000 was primarily due to the Company's loss from operations. Payables to related parties increased $130,000. Payments to related parties are made on terms similar to those of other suppliers.

Capital expenditures were $741,000 during the six months ended June 30, 2000 as compared to $668,000 for the same period in 1999. Capital expenditures for the six months ended June 30, 2000 resulted from building infrastructure improvements to the Company's manufacturing facility.

As of the date of this Quarterly Report on Form 10-QSB, the Company does not have any other material commitments for capital expenditures. However, the Company expects to purchase capital equipment and to expand its manufacturing and assembly capabilities as it continues to grow. The Company leases office and manufacturing space and certain office equipment under operating leases.

The Company expects its operating losses to continue in the near future as it continues to expend substantial funds for research and development, clinical trials in support of regulatory approvals, increased manufacturing capacity and expansion of sales and marketing activities. The amount and timing of future losses will be dependent upon, among other things, increased sales of the Company's existing products, clinical approval and market acceptance of the ALERT(R) System and developmental, regulatory and market success of new products under development. There can be no assurance that any of the Company's development projects will be successful or that if development is successful, that the products will generate any sales. Based upon its current plans and projections, the Company believes that its existing capital resources will be sufficient to meet its anticipated operational needs at least until March 2001.

Impact of the Year 2000

As of the date of this filing the Company has not experienced any disturbances or interruption in its ability to transact business with its suppliers or customers as a result of the year 2000 transition. The Company, however, continues to monitor its systems, suppliers, and customers for any unanticipated issues that have yet to surface.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

There were no material developments in legal proceedings disclosed by the Company in previous reports.

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

                                    EP MEDSYSTEMS, INC.
                                    --------------------
                                      (Registrant)

Date: August 11, 2000      By:      /s/ David A. Jenkins
      ---------------               --------------------
                                    David A. Jenkins
                                    President and Chief Executive Officer


Date: August 11, 2000      By:      /s/ Joseph M. Turner
      ---------------               --------------------
                                    Joseph M. Turner
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
Number                     Description of Exhibit
--------------             -----------------------------------------------

Exhibit 27                 Financial Data Schedule
                           (SEC filing only)