Form 10QSB
period 2000-09-30
EP MEDSYSTEMS INC
filed 2000-11-20
CIK 1012394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

 (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2000
                                               ------------------

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number: 0-28260
                                                 -------

                               EP MEDSYSTEMS, INC.
                               -------------------
        (Exact name of small business issuer as specified in its charter)

          New Jersey                                         22-3212190
--------------------------------                             ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

100 Stierli Court, Mount Arlington, New Jersey                  07856
----------------------------------------------                  -----
(Address of principal executive offices)                     (Zip Code)

                                 (973) 398-2800
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes
No |_|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. |_| Yes |_| No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      Class                                      Outstanding at October 30, 2000
      -----                                      -------------------------------
      Common Stock, without par value                   12,023,167 shares

Transitional Small Business Disclosure Format (check one):   Yes |_|   No |X|

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                                    CONTENTS

PART I -- Financial INFORMATION                                             Page
                                                                            ----

      Item 1. Financial Statements

              Consolidated Balance Sheet at September 30, 2000
              (unaudited)                                                      3

              Consolidated Statements of Operations for three months
              ended September 30, 2000 and 1999 (unaudited)                    4

              Consolidated Statements of Operations for nine months
              ended September 30, 2000 and 1999 (unaudited)                    5

              Consolidated Statements of Cash Flows for nine months
              ended September 30, 2000 and 1999 (unaudited)                    6

              Notes to Consolidated Financial Statements (unaudited)         7-8

      Item 2. Management's Discussion and Analysis or Plan of
              Operation                                                     9-13

PART II -- OTHER INFORMATION

      Item 1. Legal Proceedings                                               13

      Item 2. Changes in Securities                                           13

      Item 3. Defaults Upon Senior Securities                                 13

      Item 4. Submission of Matters to a Vote of Security Holders          13-14

      Item 5. Other Information                                               14

      Item 6. Exhibits and Reports on Form 8-K                             14-15

      Signatures and Exhibit Index                                            15

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                   September 30,
                                                                       2000
                                                                   ------------
ASSETS                                                              (unaudited)
Current assets:
   Cash and cash equivalents                                       $  1,235,657
   Accounts receivable, net of allowances for
     doubtful accounts of $84,022                                     2,419,752
   Inventory, net                                                     1,982,767
   Prepaid expenses and other current assets                            199,112
                                                                   ------------
       Total current assets                                           5,837,288
Property and equipment, net                                           2,639,598
Intangible assets, net                                                  483,521
Other assets                                                             48,776
                                                                   ------------
       Total assets                                                $  9,009,183
                                                                   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                $    808,419
   Payables due to related parties                                      142,592
   Accrued expenses                                                     341,397
   Deferred warranty revenue                                            212,038
   Current portion of long-term debt                                  1,562,476
                                                                   ------------
       Total current liabilities                                      3,066,922
   Long-term debt, less current portion                                 441,664
                                                                   ------------
       Total liabilities                                           $  3,508,586
                                                                   ------------
Commitments and contingencies
Shareholders' equity:
   Preferred Stock, no par value, 5,000,000 shares
     authorized, no shares issued and outstanding
   Common stock, $.001 stated value, 25,000,000
     shares authorized, 11,991,167 shares issued
     and outstanding                                               $     11,991
   Additional paid-in capital                                        26,286,988
   Accumulated deficit                                              (20,798,382)
                                                                   ------------
       Total shareholders' equity                                     5,500,597
                                                                   ------------
       Total liabilities and shareholders' equity                  $  9,009,183
                                                                   ============

        The accompanying notes are an integral part of these statements.

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                    For the Three Months Ended
                                                  September 30,   September 30,
                                                      2000            1999
                                                  -------------   -------------

Net sales                                         $   2,717,092   $   2,836,267
Cost of products sold                                 1,213,981       1,215,711
                                                  -------------   -------------
     Gross profit                                     1,503,111       1,620,556

Operating costs and expenses:
   Sales and marketing expenses                       1,147,978       1,034,065
   General and administrative expenses                  723,361         797,772
   Research and development expenses                    600,278         625,606
                                                  -------------   -------------
     Loss from operations                              (968,505)       (836,887)

Other (expense) income, net                              (8,368)         (5,057)
                                                  -------------   -------------
     Net loss                                     $    (976,873)  $    (841,944)
                                                  =============   =============

Basic and diluted loss per share                  $       (0.08)  $       (0.08)
                                                  =============   =============

Weighted average shares outstanding used
to compute basic and diluted loss per share          11,988,808      10,233,189
                                                  =============   =============

        The accompanying notes are an integral part of these statements.

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                    For the Nine Months Ended
                                                  September 30,   September 30,
                                                      2000            1999
                                                  -------------   -------------

Net sales                                         $   7,756,310   $   7,792,278
Cost of products sold                                 3,610,527       3,480,777
                                                  -------------   -------------
     Gross profit                                     4,145,783       4,311,501

Operating costs and expenses:
   Sales and marketing expenses                       3,636,927       3,228,307
   General and administrative expenses                2,028,283       1,817,623
   Research and development expenses                  1,864,861       1,752,808
                                                  -------------   -------------
     Loss from operations                            (3,384,288)     (2,487,237)

Other income, net                                       225,742          44,133
                                                  -------------   -------------
     Net loss                                     $  (3,158,546)  $  (2,443,104)
                                                  =============   =============

Basic and diluted loss per share                  $       (0.27)  $       (0.25)
                                                  =============   =============

Weighted average shares outstanding used
to compute basic and diluted loss per share          11,705,126       9,958,053
                                                  =============   =============

        The accompanying notes are an integral part of these statements.

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                For the Nine Months Ended
                                                             September 30,    September 30,
                                                                2000               1999
                                                             -------------    -------------
Cash flows from operating activities:
  Net loss                                                   $  (3,158,546)   $  (2,443,104)
  Adjustments to reconcile net loss to net cash
    Used in operating activities:
    Depreciation and amortization                                  543,915          284,543
  Changes in assets and liabilities:
    Decrease (increase) in accounts receivable                     514,211         (592,192)
    Increase in inventories                                        (94,664)        (388,001)
    Decrease in prepaid and other current assets                    54,797           36,387
    Increase in other assets                                       (25,853)         (12,351)
    (Decrease) increase in payables due to related parties        (187,320)          64,761
    Decrease in accounts payable                                  (186,855)         (41,786)
    Decrease in accrued expenses, deferred
      revenue and customer deposits                               (283,642)         (86,586)
                                                             -------------    -------------
      Net cash (used in) operating activities                $  (2,823,957)   $  (3,178,329)
                                                             -------------    -------------

Cash flows from investing activities:
  Proceeds from maturity of investments                                 --          729,351
  Capital expenditures                                          (1,109,960)        (837,303)
                                                             -------------    -------------
      Net cash (used in) investing activities                $  (1,109,960)   $    (107,952)
                                                             -------------    -------------

Cash flows from financing activities:
  Proceeds from exercise of warrants                               718,375        3,032,256
  Proceeds from exercise of stock options                          929,221            6,000
  Net borrowings under note payable                              1,515,247          512,397
                                                             -------------    -------------
      Net cash provided by financing activities              $   3,162,843    $   3,550,653
                                                             -------------    -------------

Net (decrease) increase in cash and cash equivalents              (771,074)         264,372
Cash and cash equivalents, beginning of period                   2,006,731        2,332,931
                                                             -------------    -------------
Cash and cash equivalents, end of period                     $   1,235,657    $   2,597,303
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

Note 2. Inventories

Inventories at September 30, 2000 consist of the following:

      Raw materials              $ 1,289,090
      Work in process                160,755
      Finished goods                 532,922
                                 -----------
                                 $ 1,982,767
                                 ===========

Note 3. Note payable

In March 1999, the Company entered into a $500,000 Term Loan Agreement with a bank, maturing December 31, 2004. The purpose of the term loan was to fund the purchase of 7,500 square feet of manufacturing and warehouse space at its West Berlin, NJ facility and make necessary building improvements. Interest is payable monthly in arrears at either the bank's prime rate plus 3/4% or LIBOR plus 3 1/4%, at the Company's option. Principal is payable commencing January 2000 in 48 equal monthly installments under a 15 year amortization schedule with a balloon payment due in December 2004.

In addition, in March 1999, the Company entered into a $2 million Revolving Credit Facility expiring March 31, 2001. The proceeds of the revolver are intended to fund working capital purposes. Borrowings bear interest at either the bank's prime rate plus 1/2% or LIBOR plus 3%, at the Company's option. A facility fee is payable quarterly on the average unused commitment at a rate of 3/4%. As of September 30, 2000, the amount outstanding under the facility is $1,512,000.

Under the Term Loan Agreement and the Revolving Credit Facility documentation, the Company is required to maintain certain financial ratios and meet certain net worth and indebtedness tests. For the quarter ended September 30, 2000, the Company was not in compliance with the liquidity ratio minimum of 1.5 to 1. As discussed in Note 4 below, the Company obtained $1.6 million of additional financing which was used to pay down the outstanding balance under the Revolving Credit Facility thereby curing the default. The Company is in the process of obtaining a waiver of the past default from the bank. The Company is in compliance with all other debt covenants as of September 30, 2000.

The debt under the loan documents is collateralized by a first priority lien on all corporate assets. The loan documentation also prohibits the Company from incurring certain additional indebtedness, limits investments, advances or loans and restricts substantial asset sales, capital expenditures and cash dividends. The Company's lender approved the incurring of additional indebtedness in connection with the financing with Medtronic Asset Management, Inc. described in
Note 4 below.

Note 4. Common Stock and Liquidity

In February 2000, the Company received $718,000 related to the exercise of warrants that were issued in conjunction with the Company's private placement in September 1999. Investors included in the exercise were two of its institutional shareholders and two members of its board of directors. Common stock of 205,250 shares was issued in conjunction with the exercise of the warrants. In addition, the exercise price of the remaining unexercised warrants to purchase 362,250 shares of common stock was increased from $3.50 to $7.50 per share. The Company used the net proceeds from the exercise of warrants for working capital purposes.

On November 15, 2000, the Company entered into an arms-length financing transaction, in the amount of up to $3.2 million, with Medtronic Asset Management, Inc., an affiliate of Medtronic, Inc., one of the Company's shareholders and one of the world's leading medical technology companies ("Medtronic"). The transaction is evidenced by a Note Purchase Agreement and secured promissory note bearing interest at two percentage points over the prime rate quoted by Wells Fargo Bank Minnesota, N.A. The principal and all accrued interest on the note are to be repaid on November 15, 2003 and the note is secured by a pledge of certain shares of stock owned by David Jenkins, the Company's President and Chief Executive Officer and a director and shareholder thereof, in a privately-held company. The Company received $1.6 million at closing and is to receive the remaining $1.6 million on or about December 29, 2000, subject to satisfaction of certain conditions contained in the Note Purchase Agreement, including, without limitation, the consummation by Medtronic of an unrelated transaction with the privately-held company the stock of which is the subject of the pledge from Mr. Jenkins. As part of the transaction, Medtronic agreed to subordinate its rights to repayment from the Company to existing rights of the Company's senior lender, Fleet National Bank.

Management believes that its current liquidity position will be sufficient to meet the needs of the Company until at least the first half of 2001. In the event that the Company cannot raise capital funds after this time period, the Company believes that it can reduce non-core-related expenditures, which will allow it to continue its operations for sometime thereafter. However, that continuation may not be possible should circumstances outside the Company's control (including, for example, changes in general economic conditions or other matters, which adversely affect the Company's business) significantly interfere with the Company's business.

Note 5. Other Income

In March 2000, the Company sold a portion of its New Jersey cumulative net operating loss for one of its subsidiaries for approximately $217,000. This amount is included in other income.

Note 6. Industry Segment and Geographic Information

The Company manages its business on the basis of one reportable segment, the manufacture and sale of cardiac electrophysiology products. The Company's chief operating decision-makers use consolidated results to make operating and strategic decisions.

The following table sets forth product sales by geographic segment for the nine months ended September 30,

                                            2000               1999
                                        -----------        -----------
            United States               $ 3,948,000        $ 5,216,000
            Europe/Middle East            1,945,000          1,271,000
            Asia and Pacific Rim          1,863,000          1,305,000
                                        -----------        -----------
                                        $ 7,756,000        $ 7,792,000
                                        ===========        ===========

Sales of the Company's cardiac electrophysiology devices and related catheters aggregated $6,750,000 and $1,006,000, respectively, for the nine months ended September 30, 2000 and $6,883,000 and $909,000, respectively, for the comparable period in 1999. The Company's long-lived assets are located in the U.S.

Note 7. Subsequent Events

On November 15, 2000, the Company entered into an arms-length financing transaction in the amount of up to $3.2 million, with Medtronic Asset Management, Inc., an affiliate of Medtronic, Inc., one of the Company's shareholders and one of the world's leading medical technology companies ("Medtronic"). The transaction is evidenced by a Note Purchase Agreement and secured promissory note bearing interest at two percentage points over the prime rate quoted by Wells Fargo Bank Minnesota, N.A. The principal and all accrued interest on the note are to be repaid on November 15, 2003 and the note is secured by a pledge of certain shares of stock owned by David Jenkins, the Company's President and Chief Executive Officer, and a director and shareholder thereof, in a privately-held company. The Company received $1.6 million at closing and is to receive the remaining $1.6 million on or about December 29, 2000, subject to satisfaction of certain conditions contained in the Note Purchase Agreement, including, without limitation, the consummation by Medtronic of an unrelated transaction with the privately-held company the stock of which is the subject of the pledge from Mr. Jenkins. As part of the transaction, Medtronic agreed to subordinate its rights to repayment from the Company to existing rights of the Company's senior lender, Fleet National Bank.

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

The ALERT(R) System is not approved for sale in the United States, but the Company completed its clinical trial of over 150 patients and submitted its Pre-Market Approval ("PMA") application to the United States Food and Drug Administration (the "FDA") in September 2000. The FDA advised the Company that expedited review would be granted for the ALERT(R) System PMA. Expedited review, in general, means that the FDA would be expected to give the ALERT(R) System PMA application priority over all other regular PMA applications. The purpose of this expedited review process is to afford the U.S. public the benefit of new medical technology as soon as possible, while assuring that safety and effectiveness is still obtained. No other legally marketed therapeutic device, which uses low atrial defibrillation thresholds like the ALERT(R) System is currently available for sale in the U.S. Approval to market and sell the ALERT(R) System in the U.S. may take until the second half of 2001, if approved at all. However, the Company is approved to market and sell the ALERT(R) System with the CE Mark in the European Community.

In addition, the Company is developing an intracardiac ultrasound product line including the ViewMate(TM) ultrasound imaging console and a deflectable intracardiac imaging catheter. These products are designed to improve a physician's ability to visualize the inside chambers of the heart, including the internal anatomy of the heart. The Company believes that the ViewMate(TM) System may play an important role as an imaging tool in conjunction with new and effective treatment of complex cardiac arrhythmias, including ventricular tachyarrhythmias ("VT") and atrial fibrillation ("AF"). The Company's ultrasound products are not approved for sale and the Company does not anticipate receiving approval to sell these products until the first half of 2001, if approved at all.

Forward-Looking Statements

This report contains certain statements of a forward-looking nature relating to such matters as anticipated financial and operational performance, business prospects, technological developments, results of clinical trials, new products, research and development activities and similar matters. These statements are based on information currently available to management and on management's beliefs and assumptions. When used in this document the words "anticipate", "designed to", "estimate", "believe", "plans", and similar expressions are intended to identify forward-looking statements but these are not the exclusive means of identifying such statements. Such statements are only predictions and are subject to risks and uncertainties and that actual events or results may differ materially from those anticipated, estimated, or projected due to a number of factors. In evaluating such statements, specific consideration should be given to the various factors effecting the industry and economy generally, as well as those identified in this report and in the Company's other reports filed with the Securities and Exchange Commission, which could cause actual results to differ materially from those indicated by such forward-looking statements.

Results of Operations

Net sales were $7,756,310 for the nine months ended September 30, 2000 as compared to $7,792,278 for the prior period in 1999. The level of sales for the remaining three months of 2000 will depend primarily on sales of the EP WorkMate(R) and diagnostic catheters and the ability of the Company's direct sales force and network of international independent distributors to effectively market and sell the Company's existing products. The ALERT(R) System is not approved for sale in the United States, but the Company completed its clinical trial of over 150 patients and submitted a Pre-Market Approval ("PMA") application to the United States Food and Drug Administration (the "FDA") in September 2000. The FDA advised the Company that expedited review would be granted for the ALERT(R) System PMA. Approval to market and sell the ALERT(R) System in the U.S. may take until the second half of 2001, if approved at all. However, the Company is approved to market and sell the ALERT(R) System with the CE Mark in the European Community. While, the Company expects the ALERT(R) System to contribute a greater proportion of revenues in 2001 and beyond, the Company cannot accurately predict the sales level of the ALERT(R) System in Europe for the remaining three months of 2000 at this time or when it will be available, if at all, in the United States.

Cost of products sold was $3,610,527 for the nine months ended September 30, 2000 (an increase of $129,750 or 4%) as compared to $3,480,777 for the same period in 1999. Gross profit on sales for the nine months ended September 30, 2000 was $4,145,783 (or 54% as a percentage of product sales), as compared with $4,311,501 (or 55% as a percentage of product sales) for the same period in 1999. The Company realized a decrease in gross profit on sales during this period primarily due to the decease in domestic sales of the EP WorkMate(R), which currently yield a higher gross margin than international sales of the EP WorkMate(R). The Company hopes to improve its overall gross profit percentage as sales of the ALERT(R) System and other catheter products increase, which should offset the fixed costs, associated with maintaining a catheter manufacturing operation.

Sales and marketing expenses were $3,636,927 for the nine months ended September 30, 2000 (an increase of $408,619 or 11%) over $3,228,307 for the comparable prior period. The increase during this period was primarily due to the expenses associated with increases in personnel, travel, trade show related expenses, and product promotional expenses in support of the Company's sales efforts. The international distribution network is currently supported by a team of direct international sales and marketing professionals, international field clinical engineers and administrative support personnel.

General and administrative expenses were $2,028,283 for the nine months ended September 30, 2000 (an increase of $210,660 or 11%) as compared to $1,817,623 for the same period in 1999. The increase during this period was due to administrative costs necessary to support the increased operations worldwide. It is anticipated that these expenses may decline as a percentage of revenues as incremental sales are generated.

Research and development expenses were $1,864,861 for the nine months ended September 30, 2000 (an increase of $112,053 or 6%) as compared to $1,752,808 for the comparable prior period. During this period, the Company incurred research and development expenses primarily associated with the clinical trials for the ALERT(R) System, development costs and costs of preparing regulatory submissions for the new ultrasound imaging product line, as well as costs associated with several new products under development. In addition, the Company has ongoing development efforts on existing products, including the EP WorkMate(R) and the EP-3(TM) Stimulator. The Company expects that research and development expenses are likely to increase in future periods, in part due to ongoing expenses related to the ALERT(R) System clinical trials, new product development activities and regulatory applications aimed at gaining approval to sell other new products.

The net loss for the nine months ended September 30, 2000 was $3,158,546 as compared to a net loss of $2,443,104 during the comparable period in 1999. The basic and diluted loss per share for the nine months ended September 30, 2000 was $0.27 per share versus $0.25 per share in 1999.

Liquidity and Capital Resources

Since inception, the Company's expenses have exceeded its sales, resulting in an accumulated deficit of approximately $19,824,000 at June 30, 2000.

During February 2000, the Company received $718,000 related to the exercise of warrants that were issued in conjunction with the private placement in September 1999. Investors included in the exercise were two of the Company's institutional shareholders and two members of its board of directors. Common stock of 205,250 shares was issued in conjunction with the exercise of the warrants. In addition, the exercise price of the remaining unexercised warrants to purchase 362,250 shares of common stock was increased from $3.50 to $7.50 per share. The Company used the net proceeds from the exercise of warrants for working capital purposes.

The Company has a $2 million Revolving Credit Facility expiring March 31, 2001. The proceeds of the revolver are intended to fund working capital purposes. As of September 30, 2000, the amount outstanding under the facility was $1,512,000.

On November 15, 2000, the Company entered into an arms-length financing transaction, in the amount of up to $3.2 million, with Medtronic Asset Management, Inc., an affiliate of Medtronic, Inc., one of the Company's shareholders and one of the world's leading medical technology companies ("Medtronic"). The transaction is evidenced by a note purchase agreement and secured promissory note bearing interest at two percentage points over the prime rate quoted by Wells Fargo Bank Minnesota, N.A. The principal and all accrued interest on the note are to be repaid on November 15, 2003. The Company received $1.6 million at closing and is to receive the remaining $1.6 million on or about December 29, 2000, subject to satisfaction of certain conditions contained in the Note Purchase Agreement. As part of the transaction, Medtronic agreed to subordinate its rights to repayment from the Company to existing rights of the Company's senior lender, Fleet National Bank. The Company used the $1.6 million obtained in the financing to pay down the outstanding balance under Revolving Credit Facility.

Net cash used in operating activities for the nine months ended September 30, 2000 decreased $354,000 as compared to the comparable prior period. The net use of cash in operations for the nine months ended September 30, 2000 was primarily due to the Company's loss from operations. Payments to related parties are made on terms similar to those of other suppliers.

Capital expenditures, were $1,110,000 during the nine months ended September 30, 2000 as compared to $837,000 for the same period in 1999. Capital expenditures for the nine months ended September 30, 2000 resulted from building infrastructure improvements to the Company's manufacturing facility and capitalization of its equipment used for demonstration purposes.

As of the date of this Quarterly Report on Form 10-QSB, the Company does not have any other material commitments for capital expenditures. However, the Company expects to purchase capital equipment and to expand its manufacturing and assembly capabilities as it continues to grow. The Company leases office and manufacturing space and certain office equipment under operating leases.

The Company expects its operating losses to continue in the near future as it continues to expend substantial funds for research and development, clinical trials in support of regulatory approvals, increased manufacturing capacity and expansion of sales and marketing activities. The amount and timing of future losses will be dependent upon, among other things, increased sales of the Company's existing products, clinical approval and market acceptance of the ALERT(R) System and developmental, regulatory and market success of new products under development. There can be no assurance that any of the Company's development projects will be successful or that if development is successful, that the products will generate any sales. Based upon its current plans and projections, the Company believes that its existing capital resources will be sufficient to meet its anticipated operational needs for at least March 2001. In the event that the Company cannot raise capital funds after March 31, 2001, the Company believes that it can reduce non-core-related expenditures, which will allow it to continue its operations for sometime thereafter. However, that continuation may not be possible should circumstances outside the Company's control (including, for example, changes in general economic conditions or other matters, which adversely affect the Company's business) significantly interfere with the Company's business.

Impact of the Year 2000

As of the date of this filing the Company has not experienced any disturbances or interruptions in its ability to transact business with its suppliers or customers as a result of the year 2000 transition. The Company, however, continues to monitor its systems, suppliers, and customers for any unanticipated issues that have yet to surface.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

There were no material developments in legal proceedings disclosed by the Company in previous reports during the quarterly period ended September 30, 2000.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

For the quarter ended September 30, 2000, the Company was not in compliance with the liquidity ratio minimum of 1.5 to 1 contained in its Term Loan Agreement and Revolving Credit Facility with Fleet National Bank. The Company obtained $1.6 million of additional financing, as described in Management's Discussion and Analysis, which was used to pay down the outstanding balance under the Revolving Credit Facility thereby curing the default. The Company is in the process of obtaining a waiver of the past default from the bank. The Compnay is in compliance with all other debt covenants as of September 30, 2000.

Item 4. Submission of Matters to a Vote of Security Holders

      (a) On July 18, 2000, the Company held its Annual Meeting of Shareholders (the "Meeting").

      (b) The matters voted upon at the Meeting included, among other things, the election of one (1) Class II director to the Board of Directors to serve a three (3) year term and until such director's successor shall be duly elected and qualified. Daryl D. Fry was re-elected as a Class II director and John E. Underwood, David A. Jenkins and David W. Mortara did not stand for election at the Meeting but their respective terms of office as directors of the Company continued after the Meeting.

      (c) The matters voted upon at the Meeting and the results thereof were as follows:

i. Election of Darryl D. Fry as Class II Director:

                                                  For        Withhold
                                               ----------   ----------

       For the election as a Class II
       Director

         Darryl D. Fry                         8,075,142      25,000

ii. Approval of an amendment to and restatement of the 1995 Long Term Incentive Plan to broaden the powers of the Compensation Committee in their administration of the 1995 LTIP specifically including, but not limited to, broadening the definition of Eligible Employees to expressly include agents or consultants and providing to the Compensation Committee the power to increase benefits accruing to Eligible Employees without the approval of the Company's shareholders.

                  For                  Against               Abstain
              -----------             ---------             ---------
               7,150,342               721,000               228,800

iii. Approval of an amendment to and restatement of the 1995 Director Plan to broaden the powers of the Plan Committee in its administration of the 1995 Director Option Plan specifically including, but not limited to, broadening the definition of Eligible Director to expressly include newly elected members of the Board of Directors or members of the Board of Scientific Advisors of the Company; providing for outstanding but unvested options to vest upon a Change of Control; and providing to the Plan Committee the power to modify the requirements for eligibility for participation and increase benefits accruing to Eligible Directors without the approval of the Company's shareholders.

                  For                  Against               Abstain
              -----------             ---------             ---------
               7,749,282               332,000                18,860

iv. Ratification of the appointment of PricewaterhouseCoopers LLP, independent public accountants, as auditors for the Company for the fiscal year ending December 31, 2000.

                  For                  Against               Abstain
               8,098,782                  0                   1,360

      (d) Not applicable.

Item 5. Other Information

On November 15, 2000, the Company entered into an arms-length financing transaction, in the amount of up to $3.2 million, with Medtronic Asset Management, Inc., an affiliate of Medtronic, Inc., one of the Company's shareholders and one of the world's leading medical technology companies ("Medtronic"). The transaction is evidenced by a note purchase agreement and secured promissory note bearing interest at two percentage points over the prime rate quoted by Wells Fargo Bank Minnesota, N.A. The principal and all accrued interest on the note are to be repaid on November 15, 2003 and the note is secured by a pledge of certain shares of stock owned by David A. Jenkins, the Company's President and Chief Executive Officer and a director and shareholder thereof, in a privately-held company. The Company received $1.6 million at closing and is to receive the remaining $1.6 million on or about December 29, 2000, subject to satisfaction of certain conditions contained in the Note Purchase Agreement, including, without limitation, the consummation by Medtronic of an unrelated transaction with the privately-held company the stock of which is the subject of the pledge from Mr. Jenkins. As part of the transaction, Medtronic agreed to subordinate its rights to repayment from the Company to existing rights of the Company's senior lender, Fleet National Bank.

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

            The following exhibits will be filed as part of this Form 10-QSB:

            Exhibit 10.1 Note Purchase Agreement, dated as of November 15, 2000, between the Company and Medtronic Asset Management, Inc.

            Exhibit 10.2 Secured Promissory Note, dated November 15, 2000, issued by the Company to Medtronic Asset Management, Inc.

            Exhibit 10.3 Stock Pledge Agreement, dated as of November 15, 2000, between Medtronic Asset Management, Inc. and David Jenkins

            Exhibit 10.4 Subordination Agreement, dated as of November 15, 2000, between Medtronic Asset Management, Inc. and Fleet National Bank

            Exhibit 27      Financial Data Schedule (SEC filing only)

            Exhibit 99      Press Release

      (b) Reports on Form 8-K

            None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           EP MEDSYSTEMS, INC.
                                           -------------------
                                              (Registrant)


Date: November 16, 2000                By: /s/ David A. Jenkins
      -----------------                    --------------------
                                           David A. Jenkins
                                           President and Chief Executive Officer


Date: November 16, 2000                By: /s/ Joseph M. Turner
      -----------------                    --------------------
                                           Joseph M. Turner
                                           Vice President and Chief Financial
                                           Officer (Principal Financial and
                                           Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
Number                  Description of Exhibit
---------------         --------------------------------------------------------
Exhibit 10.1            Note Purchase Agreement, dated as of November 15, 2000,
                        between the Company and Medtronic Asset Management, Inc.

Exhibit 10.2 Secured Promissory Note, dated November 15, 2000, issued by the Company to Medtronic Asset Management, Inc.

Exhibit 10.3 Stock Pledge Agreement, dated as of November 15, 2000, between Medtronic Asset Management, Inc. and David Jenkins

Exhibit 10.4 Subordination Agreement, dated as of November 15, 2000, between Medtronic Asset Management, Inc. and Fleet National Bank

Exhibit 27              Financial Data Schedule
                        (SEC filing only)

Exhibit 99              Press Release