Form 10KSB
period 2000-12-31
EP MEDSYSTEMS INC
filed 2001-04-02
CIK 1012394

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

      (Mark one)
|X|   Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of
      1934

      For the fiscal year ended: December 31, 2000
                                 -----------------

|_| Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from _________ TO ___________

                         Commission file number 0-28260
                                                -------

                               EP MedSystems, Inc.
                               -------------------
                 (Name of small business issuer in its charter)

               New Jersey                                      22-3212190
    -------------------------------                        -------------------
    (State or Other Jurisdiction of                         (I.R.S. Employer
     Incorporation or Organization)                        Identification No.)

 100 Stierli Court, Mount Arlington, NJ                          07856
----------------------------------------                         -----
(Address of Principal Executive Offices)                      (Zip Code)

                                 (973) 398-2800
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None
                                                               ----

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.|_|

The issuer's revenues for the fiscal year ended December 31, 2000 were
$9,760,000

The aggregate market value of the issuer's outstanding voting stock held by non-affiliates on March 28, 2001, based on the closing sale price of its common stock on the Nasdaq National Market on such date, was approximately $39,238,480.

As of March 28, 2001 there were outstanding 13,648,167 shares of the issuer's common stock, no par value, stated value $.001 per share.

Transitional Small Business Disclosure Format (check one):
       |_|    Yes   |X|    No

            Cautionary Statement Regarding Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-KSB for EP MedSystems, Inc. (the "Company") contains forward-looking statements relating to such matters as anticipated financial and operational performance, business prospects, technological developments, results of clinical trials, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. We emphasize to you that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. When we use the words or phrases "believe," "anticipate," "expect," "intend," "will likely result," "estimate," "project" or similar expressions in this Annual Report on Form 10-KSB, we intend to identify such forward-looking statements, but they are not the exclusive means by which such statements are made. The forward-looking statements are only expectations and/or predictions which are subject to risks and uncertainties including the significant factors discussed herein under "Risk Factors" and general economic, market or business conditions, opportunities or lack of opportunities that may be presented to the Company, competitive actions, changes in laws and regulations and other matters discussed herein in the sections entitled "Item 1
- Business," "Item 3 - Legal Proceedings" and "Item 6 - Management's Discussion and Analysis or Plan of Operation."

We caution readers to review the cautionary statements set forth in this Annual Report on Form 10-KSB and in the Company's other reports filed with the Securities and Exchange Commission and caution that other factors may prove to be important in affecting the Company's business and results of operations. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this report.

                                     PART I

Item 1. Description of Business.

General

The Company was incorporated in New Jersey in January 1993 and operates in a single industry segment. We develop, manufacture and market a line of products for the cardiac electrophysiology ("EP") market used to diagnose, monitor and treat irregular heartbeats known as arrhythmias. Since inception, we have acquired technology, have developed new products and have begun marketing various electrophysiology products, including the EP-WorkMate(R) electrophysiology work station, the EP-3(TM) Stimulator, diagnostic electrophysiology catheters and the ALERT(R) System including the ALERT(R) Companion and ALERT(R) internal cardioversion catheters.

We have identified the diagnosis and treatment of atrial fibrillation as a primary focus for our ongoing development efforts. Atrial fibrillation is the most prevalent type of abnormal heart rhythm estimated to afflict over 2,000,000 people in the United States with an estimated 200,000 to 350,000 new cases developing each year. Although not immediately life threatening, atrial fibrillation has been linked to a diminished lifestyle and to a significantly increased risk of stroke. In patients over the age of 65, atrial fibrillation is reported to quadruple the risk of stroke. In an effort to address this problem, we have developed a new product for internal cardioversion of atrial fibrillation known as the ALERT(R) System, which uses a patented electrode catheter to deliver measured, variable, low-energy electrical impulses directly to the inside of the heart in order to convert atrial fibrillation to a normal heart rhythm.

The ALERT(R) System is not approved for sale in the United States, but we have completed clinical trials of over 150 patients and we submitted our Pre Market Approval ("PMA") application to the United States Food and Drug Administration (the "FDA") on October 2, 2000. The FDA has advised us that expedited review would be available for the ALERT(R) System primarily due to the fact that no other legally marketed therapeutic device currently is available in the United States that allows low atrial defibrillation thresholds. Expedited review, in general, means that the FDA will give the ALERT(R) System PMA application priority over all other regular PMA applications. The purpose of this expedited review process is to afford the U.S. public the benefit of new medical technology as soon as possible, while assuring that safety and effectiveness is still obtained. On November 21, 2000, the FDA notified us that it had reviewed the PMA application and accepted the submission for filing. Despite the grant of expedited review, due to the fact that review and verification of our submitted data is required, approval to sell the ALERT(R) System in the United States may take until the third quarter of 2001, if approved at all. We have Class III Design Examination Certification from the European notified body allowing us to label the ALERT(R) System with a CE Mark, an international symbol of adherence to quality assurance standards, design reviews and hazard analysis thereby allowing us to sell the ALERT(R) System in the European Community.

In addition, we have developed an intracardiac ultrasound product line including the ViewMate(TM) ultrasound imaging console and deflectable intracardiac imaging catheters. These products are designed to improve a physician's ability to visualize the inside chambers of the heart, including the internal anatomy of the heart. We believe that the ViewMate(TM) System may play an important role as a new and effective treatment of complex cardiac arrhythmias, including ventricular tachyarrhythmia and atrial fibrillation. Our ultrasound products are not approved for sale and we do not anticipate receiving approval to sell these products for at least 6 months, if approved at all.

The Company's principal offices are located at 100 Stierli Court, Suite 107, Mount Arlington, NJ 07856, and its telephone number is 973-398-2800. Unless the context requires otherwise, references to the "Company" include EP MedSystems, Inc. and its wholly owned subsidiaries EP MedSystems UK Ltd., EP MedSystems France S.A.R.L. and ProCath Corporation.

EP MedSystems has had a history of operating losses and, recently, has experienced difficulties in obtaining working capital. The long regulatory review periods applicable to the Company's products and the costs of prosecuting regulatory applications have contributed to the stress on the Company's financial condition. On November 15, 2000, we completed the debt financing with Medtronic, Inc., which provided an aggregate of $3.2 million. We received $1.6 million at closing and $1.6 million on January 17, 2001 of which approximately $2.3 million was utilized to repay outstanding amounts on the Company's revolving credit facility with our bank. The revolving credit facility, which originally was scheduled to expire on March 31, 2001, was terminated by the bank in January 2001, upon the payment of the amounts outstanding. The related term loan, in the amount of $500,000, is being repaid on a monthly basis through its December 31, 2004 term pursuant to the terms of the loan arrangement.

On February 9, 2001, the Board of Directors of EP MedSystems (with David Jenkins, as an interested director, absent from the meeting) approved the sale and issuance of up to 1,625,000 shares of common stock of the Company and warrants for 812,500 additional shares to certain investors (the "Private Placement Financing"). Included among the investors is Cardiac Capital, LLC, a limited liability company ("Cardiac Capital"), of which our Chairman of the Board, President and Chief Executive Officer and a shareholder of the Company, David A. Jenkins, is a 50% owner. The aggregate amount of the new shares which potentially may be issued in the Private Placement Financing is in excess of 20% of the outstanding common stock of EP MedSystems assuming all warrants are exercised and, as a result of this and the related party nature of the transaction and the view that the transaction possibly could constitute a change of control under certain Nasdaq National Market rules, in accordance with the requirements of the Nasdaq National Market, shareholder approval was sought.

On March 27, 2001, the shareholders of EP MedSystems approved the Private Placement Financing and the closing of the transaction took place effective March 28, 2001; 1,625,000 shares of common stock were issued together with warrants for 812,500 additional shares. The consummation of the transaction has provided the Company with over $3,000,000 in working capital after expenses and may result in additional funds if warrants are exercised. See "--Subsequent Events" below.

As a result of the Company's cash position of approximately $3,400,000 at March 28, 2001, our limited sources of liquidity, our prior inability to generate significant revenues and expected continued losses and our monthly operating losses of approximately $500,000, there is uncertainty as to whether the Company will be able to continue as a going concern. The Company's auditors have included a going concern qualification in their report on our financial statements for the year ended December 31, 2000 because, even with the proceeds of the Private Placement Financing, it is uncertain that we will have funds sufficient to continue operations at our current level for more than 6 to 7 more months, though during such time we will have the opportunity to seek further funding transactions. The going concern qualification in the auditors' report may adversely affect our business prospects, financial condition and results of operations and may harm our relationships with vendors and customers as well as further limiting our ability to obtain financing. See Note 1 of the Notes to Consolidated Financial Statements included in response to "Item 7. Financial Statements."

Products

We develop, manufacture, market and sell a broad based, integrated line of electrophysiology products used to monitor, analyze, diagnose and treat irregular cardiac arrhythmias. Our products can be separated by technology into the categories described below.

      The ALERT(R) System

The ALERT(R) System was developed to be a more effective and less traumatic method of converting atrial fibrillation to normal heart rhythm. The ALERT(R) System represents a new approach to electrical cardioversion known as low-energy internal cardioversion, generally in which less than 15 joules of electrical energy are delivered directly to the inside of the heart. The ALERT(R) System comprises a single use proprietary electrode catheter with two separate electrode arrays (the "ALERT(R) Catheter") and an external energy source (the "ALERT(R) Companion"). We believe low-energy internal cardioversion using the ALERT(R) System provides numerous potential advantages over high-energy external cardioversion and drug conversion therapies as follows:

      o fewer traumas, discomfort and risk to patients than high-energy external cardioversion;

      o higher success rate in converting patients with chronic atrial fibrillation to normal heart rhythm than with high-energy external cardioversion (based on initial clinical experience);

      o     elimination of harmful side effects associated with drug therapies;

      o     availability on an outpatient basis without general anesthesia;

      o potentially lower overall cost per procedure than high-energy external cardioversion;

      o greater applicability for converting atrial fibrillation occurring in the days immediately following open-heart surgery;

      o combination of temporary pacing and blood pressure monitoring features with cardioversion in a single multi-purpose catheter.

The ALERT(R) System is based on medical technology invented by Eckhard Alt, MD, a member of the Company's Scientific Advisory Medical Board. Employees of the Company developed the catheter manufacturing technology. The Company has obtained a license of the exclusive worldwide right to use the ALERT(R) technology in the ALERT(R) System from Dr. Alt. Five patents have been issued in the United States on the ALERT(R) System. The Company and Dr. Alt have also filed additional patent applications and continuations for the ALERT(R) Catheter and the ALERT(R) Companion in the United States and internationally. See "--Certain Patents Trademarks and Licenses."

The ALERT(R) System is a medical device that requires a PMA from the FDA prior to marketing and sale in the United States. We submitted a clinical study protocol to the FDA as part of an application for an Investigational Device Exemption ("IDE"). The FDA approved the IDE application for the ALERT(R) System and the U.S. IDE clinical trials were performed to demonstrate the safety and efficacy of the ALERT(R) System for internal catheter-based cardioversion of atrial fibrillation. Clinical trials of over 150 patients have been performed and we have submitted our PMA application to the FDA on October 2, 2000. The FDA has advised us that expedited review would be available for the ALERT(R) System primarily due to the fact that no other legally marketed therapeutic device currently is available in the United States that allows low atrial defibrillation thresholds. Expedited review, in general, means that the FDA will give the ALERT(R) System PMA application priority over all other regular PMA applications. The purpose of this expedited review process is to afford the U.S. public the benefit of new medical technology as soon as possible, while assuring that safety and effectiveness is still obtained. On November 21, 2000, the FDA notified us that it had reviewed the PMA application and has accepted the submission for filing. Despite the grant of expedited review, due to the fact that review and verification of our submitted data is required, approval to sell the ALERT(R) System in the United States may take until the third quarter of 2001, if approved at all. See " --Government Regulation."

We have Class III Design Examination Certification from the European notified body allowing us to label the ALERT(R) System with the CE Mark and the product is being sold throughout Europe. The ALERT(R) TD Catheter which incorporates thermodilution to the ALERT(R) pulmonary artery catheter received CE Mark authorization in 1999. This feature is expected to broaden the ALERT(R) applications to include the critical care and heart surgery markets by incorporating cardiac output measurement into the catheter. In February 2000, we received approval from our European notified body to begin shipment of our new ALERT(R) Companion II, a newer touchscreen design of the ALERT(R) Companion. See "--Government Regulation."

      EP Computer Workstations and Stimulators (EP-WorkMate(R), EP-3(TM) Stimulator)

The EP-WorkMate(R) is a computerized electrophysiology workstation that monitors, displays, and stores cardiac electrical activity and arrhythmia data. Electrophysiology workstations are dedicated data management systems designed specifically for use in EP procedures to view and record procedural data, facilitate data analysis and generate customized reports. The EP-WorkMate(R) offers, among other features, display and storage of up to 192 intracardiac signals, real-time analysis, including graphical and quantitative display of such data, superior ease of use and a single keyboard for all operations. The EP-WorkMate(R) consists of a Pentium(R) PC with integral proprietary software, a proprietary signal-conditioning unit, two or three 21-inch high-resolution color monitors, an optical disk for data storage, a custom keyboard, catheter and catheter interface module and a laser printer. In addition, each EP-WorkMate(R) has an internal modem to provide a direct link between the purchaser and the Company, facilitating field software support. The EP-WorkMate(R) is differentiated from competing products by (i) its seamless integration with the EP-3(TM) Stimulator, (ii) storage of up to 192 intracardiac signals, (iii) its ability to process and simultaneously display both real-time and historical EP activity and (iv) its simple, user friendly software based on a menu driven, point and click interface.

Our EP-3(TM) Stimulator is a computerized electrical pulse generator and processor used to stimulate the heart with electrical impulses in order to locate electrical disturbances or arrhythmias. We believe the EP-3(TM) Stimulator is currently the only computerized EP clinical stimulator being sold in the U.S. It features automatic synchronization and rate controls as well as the same user interface as the EP-WorkMate(R). The EP-3(TM) Stimulator can be sold as a stand alone EP stimulator or it can be integrated with the EP-WorkMate(R). We believe that the EP-

WorkMate(R), when integrated with the EP-3(TM) Stimulator, offers the most advanced computer system available to the EP market.

      Catheter Products

We presently market a line of diagnostic EP catheters for stimulation and sensing of electrical signals during EP studies. Our diagnostic catheters are similar to others sold within the industry. We offer numerous electrode/curve configurations of catheters. We embarked on the development of a new electrode manufacturing process which would give us the ability to manufacture catheters not only with numerous closely-spaced electrodes for sophisticated mapping procedures but also design a catheter with long-length electrodes for cardioversion and ablation procedures. This process, known as SilverFlex (TM), is a patented technology, which provides unique flexibility and lightweight catheter while still maintaining excellent handling characteristics. SilverFlex(TM) electrodes appear to be a better alternative than metal electrode bands when used with eight or more electrodes and/or with a deflectable catheter. The Company received FDA 510(k) approval on its original SilverFlex(TM) technology, however, we determined that certain enhancements to the technology could be made and that a delay in commercialization pending such enhancements would be more advantageous to the marketing of the product over the long-term. As such the product will be commercially marketed once the 510(k) is approved for the enhanced product.

      Ultrasound Products

We have developed an intracardiac ultrasound product line which includes the ViewMate(TM) ultrasound imaging console and deflectable intracardiac imaging catheters. These products are designed to improve a physician's ability to view the inside of the chambers and anatomic structure of the heart safely and accurately, without the need to expose patients or physicians, themselves to repeated X-ray radiation. We believe that the ViewMate(TM) System may play an important role as new and effective treatment options are developed for the treatment of complex cardiac arrhythmias, including ventricular tachyarrhythmia and atrial fibrillation. The Company is planning to submit an application for 510(k) approval with the FDA for marketing clearance in the second quarter of 2001. Our ultrasound products are not approved for sale and we do not anticipate receiving approval to sell the ViewMate(TM) System until the fourth quarter of 2001, if approved at all.

Certain Patents, Trademarks and Licenses

The Company's success and ability to compete depends, in part, upon our ability to protect our proprietary positions. The Company's policy is to protect its proprietary position by, among other methods, filing United States and select foreign patent applications to protect the technology that is important to the development of the business. Pursuant to provisions adopted under the General Agreement on Tariffs and Trade, patents in force on June 8, 1995, are entitled to a patent term of the longer of 17 years from issuance or 20 years from the earliest filing date of the patent. The Company currently holds 10 patents in the U.S. and has 8 applications pending. The last to expire of the Company's patents will remain in effect until December 2017.

We have also obtained certain patents in its principal overseas markets. The following are current material patents:

United
States
Patents             Description                              Date of Issue
-------             -----------                              -------------

5,433,742           Method for making a flexible adhesive    July 18, 1995
                    electrode*

5,807,324           Steerable catheter                       September 15, 1998

5,697,965           Wiring of a common electrode array       December 16, 1997

5,888,577           Laser etched IBAD flexible metal         March 30, 1999
                    electrodes

5,981,863           Combination pacing/sensing and           August 8, 1999
                    cardioversion catheter

5,928,276           One-piece electrophysiology catheter     July 26, 1999

5,974,339           Controlled current defibrillator         October 26, 1999

6,085,117           Electrophysiology catheter               July 4, 2000

6,144,870           Catheter with improved electrodes and    November 7, 2000
                    method of fabrication

6,173,205B1         Electrophysiology catheter (a division   January 9, 2001
                    of another patent)

* The Company purchased this patent and related technology in 1998 and has continuing payment obligations to the inventor in the form of quarterly royalties of 1% of net sales of all products covered by the patented technology until the expiration of the patent, with lifetime royalties limited to a maximum of $1,000,000.

Although the Company holds such patents, we believe that our business as a whole is not or will not be materially dependent upon patent protection. However, we will continue to seek such patents as we deem advisable to protect our research and development efforts and to market our products. We believe that the Company is not infringing on any other party's patent. However, there can be no assurance that current and potential competitors will not file applications or apply for patents or additional proprietary rights relating to materials or processes used by the Company.

In addition, the Company is a party to certain license agreements which have provided the Company with rights under selected patents of third parties with regard to technology we consider important to our business.

      Licenses:

      o An exclusive worldwide license relating to 3 issued U.S. patents and 1 patent application pending in the European Patent Office and additional filed or licensed patent applications and continuations for the ALERT(R)System. The license agreement provides that the Company shall pay royalties equal to 5% of quarterly net sales of all products covered by the licensed technology until the expiration of the last licensed patent. Under the terms of this agreement, EP MedSystems has the right to sublicense this technology to third parties and in such case EP MedSystems is obligated to pay licensor the greater of a 2.0% royalty or 50% of the total sublicense royalties derived from the sublicense agreement. This agreement will terminate upon expiration up the last licensed patent.

      o An exclusive worldwide license relating to know-how, and pending and issued U.S. patent(s) for technology relating to temporary ventricular defibrillation. The agreement provides that the Company shall pay royalties of up to a maximum of 5% or (21/2% where the Company is paying a royalty to another party for the same product), of quarterly net revenues of all products covered by the agreement. Upon reaching a maximum $1,000,000 aggregate royalty payment, the royalty decreases to 1% of net revenues to a total maximum royalty payment of $5,000,000. This agreement is to terminate on the earlier of (i) the payment of royalties totaling $5,000,000 and (ii) the expiration or declaration of invalidity of the issued patent. The Company is required make a minimum royalty payment of $10,000 per year for a period of four years upon the issuance of the pending patent.

      o A non-exclusive worldwide license relating to an issued U.S. patent (5,207,219) for synchronization of a defibrillation shock delivered using the ALERT(R) Companion. The license agreement provides that the Company shall pay royalties equal to the greater of $200 per unit or 2% of net sales price of the ALERT(R) Companion. Royalties are due on a quarterly basis for the life of the patent. The Company may terminate the agreement upon 30 days notice.

The Company also relies upon technical know-how and continuing technological innovation to develop and maintain the Company's position in the market and we believe that the success of operations will depend largely upon such know-how and innovation. We require employees and consultants to execute appropriate confidentiality agreements and assignments of inventions in connection with their employment or consulting arrangement with the Company. There can be no assurance that trade secrets will be established, that secrecy obligations will be honored or that competition will not independently develop superior or similar technology.

The Company uses various trademarks in association with marketing and sale of our products. The following trademarks include those which have been registered with the U.S. Patent and Trademark Office and those which are unregistered trademarks of the Company:

      Registered Trademarks

            EP-WorkMate(R), ALERT(R) System

      Unregistered Trademarks

            The EP-3(TM) Stimulator, SilverFlex(TM), and ViewMate(TM).

There can be no assurance that any of the Company's patent applications or applications as to which we have acquired licenses will issue as patents, or that if patents are issued that they will be of sufficient scope and strength to provide meaningful protection of the Company's technology or any commercial advantage to the Company, or that such patents will not be challenged, invalidated or circumvented in the future. Moreover, there can be no assurance that our competitors, many of which have substantial resources and have made substantial investments in competing technologies, do not presently have or will not seek patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the U.S. or in other countries.

We have not received any notices alleging, and are not aware of, any infringement by the Company of any patents or intellectual property of others. However, there can be no assurance that current and potential competitors and other third parties have not filed or in the future will not file applications for patents, or have not received or in the future will not receive, patents or other proprietary rights relating to devices, apparatus, materials or processes used or proposed to be used by the Company.

The market for medical devices for the treatment of cardiovascular disease has been characterized by frequent litigation regarding patent and other intellectual property rights. In the event that claims of infringement of a third party's rights are made and upheld, we could be prevented from exploiting the technology or other intellectual property involved, or could be required to obtain licenses from the owners of such intellectual property. Alternatively, we could be forced to redesign our products or processes to avoid infringement. There can be no assurance that such licenses would be available or, if available, would be on terms acceptable to us or that we would be successful in any attempt to redesign our products or processes to avoid infringement. Litigation may be necessary to defend against claims of infringement, to enforce patents issued to the Company or to protect trade secrets and could result in substantial cost to, and diversion of effort by, the Company.

Research and Development

The EP market is characterized by rapid technological change, new product introductions and evolving industry standards. To compete effectively in this environment, we engage in the continuous development of products by (i) conducting in internal research and development or contracting with third parties for specific research and development projects, (ii) licensing new technology, and (iii) acquiring products incorporating technology that could not otherwise be developed as quickly using internal resources.

Our expenditures for research and development (which include expenditures for clinical trials, regulatory affairs and engineering) totaled approximately $2,788,000 and $2,215,000 in the years ending December 31, 2000 and 1999, respectively. During 2000, our principal research and development project involved the ALERT(R) System clinical trials. The Company also realized research and development expenses related to efforts to place a flexible metallic coating on our electrophysiology catheters, efforts to develop and obtain regulatory approval of our line of ultrasound products, hiring of additional in-house engineering and technical support personnel and increased development work on existing products, including the EP-WorkMate(R) and electrophysiology catheters. Additionally, other research and development efforts are ongoing to develop new products, enhance existing products and lower production costs.

We are engaged in ongoing development of a number of catheter-based EP products and we employ software engineers who are involved continuously in software development of new products or improvements to existing products. There can be no assurance that such development efforts will be successful or regulatory approval to sell any such products, if required, will be obtained.

We expect that expenses related to the continuing development of our products will be significant during 2001. We expect that research and development expenses will increase as we continue our attempts to develop new products as well as to enhance existing products and other development projects that may arise.

Sales, Marketing and Distribution Methods

      Domestic

We utilize our own direct sales and marketing force to sell all of our products in the U.S. market. This includes a Vice President of Sales, National Sales Manager, 7 Regional Sales Managers, a Director of Marketing, 4 clinical engineers, 3 product managers and sales and customer support personnel.

      International

We utilize distributors to sell our products overseas and we are in the process of adding distributors in several countries not previously represented. These distributors pay for products purchased by them in accordance with agreed-upon terms contained in agreements with them. We have branch offices in the United Kingdom and France, to improve distributor relationships and service European needs in a shorter reponse time and assist in additional promotion of our products in Europe. Our European offices are staffed with 3 Sales Managers, a field engineer an office manager. We additionally have a sales engineer located in Japan to assist our Asia Pacific distributors. We expect to expend considerable resources and effort to support the sale of the ALERT(R) System in Europe. Examples of the types of expenditures are physician training and education, promotional materials, sample products and increased direct sales expenses, among others.

No assurance can be given that the Company or our distributors can successfully sell the ALERT(R) System or other products in Europe or elsewhere on terms acceptable to us, or at all. Future foreign sales will be subject to certain risks, including exchange rate fluctuations, local medical reimbursement issues, duties, tariffs and taxes, import restrictions and other regulations.

Customers

Our products are sold to medical institutions and physicians in the United States which parties then bill various third-party payors, such as government programs and private insurance plans. See "-- Third-Party Reimbursement."

Manufacturing and Sources of Supply

We assemble our products at our West Berlin, New Jersey facility. Our engineers generally design our products and their functionality, however, certain critical components of the ALERT(R) Companion, EP-WorkMate(R), EP-3(TM) Stimulator and when completed, our ultrasound products, are obtained from outside sources. Examples of these items are computers, high-resolution monitors and laser printers that are typically available from more than one vendor. The parts are inspected and tested upon receipt as well as when the components are assembled into a complete system prior to shipment.

Our catheters are assembled and tested by us prior to sterilization. The West Berlin, New Jersey facility and the quality assurance procedures are subject to Good Manufacturing Practices ("GMP") and Quality System Regulations ("QSR") promulgated by the FDA. Vendors of raw materials are required to submit certificates of compliance to the Company's specifications. The West Berlin, New Jersey facility has ISO-9001 Quality System and Design Examination Certification which allows the CE Mark to be used on our products. The West Berlin, New Jersey facility has no experience in large-scale manufacturing and there can be no assurance that we will be successful in manufacturing products in significant volume. We believe that we have sufficient capacity to satisfy our catheter manufacturing needs for at least the next twelve months

Government Regulation

      United States

In the United States, the development, testing, manufacture, labeling, marketing, promotion and sale of medical devices are regulated by numerous governmental authorities, including the FDA under the Federal Food, Drug, and Cosmetic Act ("FDCA"). The FDA has broad discretion in enforcing the FDCA and noncompliance with applicable requirements can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals and criminal prosecution.

Before a new device can be introduced into the market in the U.S., the manufacturer generally must obtain either FDA clearance of a premarket notification filing under Section 510(k) of the FDCA (a "510(k) submission") or FDA approval of a PMA application under Section 515 of the FDCA. The FDA has recently been requiring more data and information to demonstrate 510(k) substantial equivalence than in the past. Based upon industry and FDA publications, we believe that it generally takes between 3 to 12 months from the date of submission to obtain 510(k) premarket clearance, but may take longer depending upon the circumstances. There can be no assurance that the Company will obtain 510(k) premarket clearance within the above time frames, if at all, for any of the devices for which we may file a 510(k) submission in the future. This could have a materially adverse effect on our business, financial condition and results of operations.

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

Upon receipt of a PMA application, the FDA makes a threshold determination as to whether the application is sufficiently complete to permit a substantive review. If the FDA determines that the PMA application is sufficiently complete, it will accept the application for filing. Otherwise, the FDA will request that the sponsor submit additional information within 180 days. Depending on the nature and amount of information requested by the FDA, the PMA review process may be substantially delayed by such a request. Once the submission is accepted for filing, the FDA begins a review of the PMA application. We believe that an FDA review of a PMA application generally takes between 1 and 3 years from the date the PMA application is accepted for filing but may take significantly longer. The review time is often significantly extended if the FDA requests more information or clarification of information already provided in the submission. During the review period, a FDA advisory committee, typically a panel of clinicians, will likely be convened to review and evaluate the application and provide recommendations to the FDA as to whether the PMA should be approved. In addition, the FDA will inspect the manufacturing facility where the unapproved product is to be made to ensure compliance with the FDA's GMP requirements prior to issuance of a PMA.

If the FDA's evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA may issue either an approval letter or an "approvable letter," which usually contains a number of conditions that must be met in order to secure final approval of the PMA application. When and if those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue a PMA, authorizing commercial marketing of the device for certain indications. The applicant may also have to agree to post-approval study or post-market surveillance, tracking requirements, restrictions on prescription use, and/or restrictions on the training of individuals who may use the device. If the FDA evaluation of the PMA application or manufacturing facilities is not favorable, the FDA will deny approval of the PMA application or issue a "not approvable" letter. The FDA may also determine that additional clinical trials are necessary, in which case the PMA may be delayed for several years while additional clinical trials are conducted and submitted in an amendment to the PMA application.

Modifications to a device that is the subject of an approved PMA, its labeling or manufacturing process, may require approval by the FDA of PMA supplements or new PMAs. Supplements to a PMA often require the submission of the same type of information required for an initial PMA, except that the supplement is generally limited to that information needed to support the proposed change from the product covered by the original PMA. Although under the FDCA, the FDA is required to complete its review of a PMA or PMA supplement within 180 days, the agency may take a significantly longer period of time to complete its review.

The PMA process can be expensive and a number of devices for which other companies have sought PMAs have never been approved for marketing. There can be no assurance that the Company will be able to obtain necessary regulatory approvals or clearances on a timely basis or at all. Delays in receipt of, or failure to receive, such approvals, the loss of previously received approvals, or failure to comply with existing or future regulatory requirements would have a material adverse effect on our business, financial condition and results of operations.

Following FDA clearance or approval of a device for commercial distribution, the primary form of government regulation of medical devices is the FDA's GMP and QSR regulations for medical devices. These regulations, administered by the FDA, set forth requirements to be observed in the design, manufacture, packaging, labeling and storage of medical products for human use, including implementation of a quality assurance program. These regulations require, among other things, that manufacturing is controlled by adherence to written procedures and production of devices that meet specifications is validated by extensive inspection and testing. They also require investigation when devices fail to meet specifications. Failure to adhere to GMP and QSR requirements would cause the products produced to be considered in violation of the FDCA and subject to enforcement action. The FDA monitors compliance with these requirements by requiring manufacturers to register their manufacturing facilities and list their products with the FDA. The Company is subject to routine inspection by the FDA for compliance with QSR, Design Control and GMP requirements, Medical Device Reporting regulations ("MDR") and other applicable regulations. If an FDA inspector observes conditions that might be violative of GMP procedures, the manufacturer must correct those conditions or explain them satisfactorily, or face potential regulatory action that might include physical removal of the product from the market. The FDA last inspected the Company's West Berlin, New Jersey Facility in 2001. Changes in existing requirements or adoption of new requirements could have a material adverse effect on our business, financial condition, and results of operation. The FDA's MDR regulations also require that the Company provide information to the FDA on the occurrence of any deaths or serious injuries alleged to have been associated with the use of any of our products, as well as on any product malfunction that would likely cause or contribute to a death or serious injury if the malfunction were to recur. FDA law and regulations also prohibit a device from being labeled or promoted for unapproved or uncleared indications. If the FDA believes that a company is not in compliance with any of these regulations, it can institute proceedings to detain or seize products, issue a recall, seek injunctive relief or assess civil and criminal penalties against such a company. Failure on the part of the Company or by any of our suppliers of critical components to comply with GMP could have a material adverse effect on our business, financial condition and results of operations.

The process of obtaining and maintaining required regulatory approvals can be expensive, uncertain, and lengthy, and there can be no assurance that we will ever obtain such approvals and that if such approvals are obtained, there can be no assurance that we will be able to maintain the approvals. In addition, there can be no assurance that the FDA will not impose strict labeling requirements, onerous operator training requirements or other requirements as a condition of its PMA approval, any of which could limit our ability to market our products.

      International

In order for the Company to market products in Europe and certain other foreign jurisdictions, we must obtain required regulatory approvals and clearances and otherwise comply with extensive regulations regarding safety and manufacturing processes and quality. These regulations, including the requirements for approvals or clearance to market and the time required for regulatory review, vary from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval and the requirements may differ. There can be no assurance that we will obtain regulatory approvals in such countries or that we will not be required to incur significant costs in obtaining or maintaining our foreign regulatory approvals. Delays in the receipt of approvals to market our products or failure to maintain these approvals could have a material adverse impact on our business, financial condition or results of operations.

Foreign countries also often have extensive regulations regarding safety, manufacturing processes and quality that differ from those in the United States and must be met in order to continue sale of a product within the country. The European Economic Community has instituted the requirement that all medical products sold into the European Union, comply with the Medical Device Directive (the "MDD") which requires that all such products be labeled with the CE Mark. The Company has received Class III Design Examination Certification from its notified body to label its products, including the ALERT(R) System, with the CE Mark. This designation allows us to market the ALERT(R) System in countries that are members of the European Union and the European Free Trade Association. There can be no assurance that we will be successful in maintaining the CE Mark certification or that we will be able to obtain the CE Mark certification on newly developed products.

In addition to the import requirements of foreign countries, a company must also comply with U.S. laws governing the export of FDA regulated products. The FDA Export Reform and Enhancement Act of 1996 relaxed the exportation requirements governing devices under certain circumstances. Pursuant to this law, a device that has not obtained FDA clearance or approval may be exported to any country in the world without FDA authorization if the product complies with the laws of that country, is not adulterated, meets the specifications of the foreign manufacturer, complies with the laws of the importing country, is labeled for export, is manufactured in substantial compliance with GMP regulations or recognized international standards and is not sold in the U.S. and has valid marketing authorization in one of the following countries: Australia, Canada, Israel, Japan, New Zealand, Switzerland, South Africa, the European Union or a country in the European economic area. The FDA is authorized to add countries to this list in the future.

      Other

The Company is also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. There can be no assurance that we will not be required to incur significant costs to comply with such laws and regulations in the future or that such laws and regulations will not have a materially adverse effect upon our ability to do business.

Third-Party Reimbursement

In the U.S., our products are marketed to medical institutions and physicians that then bill various third-party payors, such as government programs (principally Medicare and Medicaid) and private insurance plans, for the healthcare services provided to their patients. Third-party payors are increasingly challenging the prices charged for medical products and services, and substantial uncertainty exists as to third-party reimbursement for investigational and newly-approved products. Government agencies, private insurers and other payors generally reimburse hospitals for medical treatment at a fixed rate per patient or based on the procedures performed. The fixed rate reimbursement is unrelated to the specific devices used in treatment. If a procedure is not covered, payors may deny reimbursement. In addition, some payors may deny reimbursement if they determine that the device used in the treatment was unnecessary, inappropriate or not cost-effective, or if it was experimental or was used for a non-approved indication, even if it has FDA approval. Because the amount of the reimbursement is fixed, to the extent a physician uses more expensive devices, the amount of potential profit relating to the procedure is reduced. Accordingly, hospitals must determine that the clinical benefits of more expensive equipment justify the additional cost. The U.S. Health Care Financing Administration has entered into an interagency agreement with the FDA pursuant to which the FDA will place all devices with approved IDEs into one of two categories, "Category A" or "Category B." Category A devices are innovative devices that are believed to be in Class III (the class of medical devices subject to the most stringent FDA review) and are of a type as to which initial questions of safety and effectiveness have not been resolved and the FDA is unsure whether the device type can be safe and effective. They will not be eligible for Medicare reimbursement. Category B devices include Class III devices of a type as to which underlying questions of safety and effectiveness have been resolved or that is known to be capable of being safe and effective because other devices of that type have been approved. Category B devices will be eligible for Medicare reimbursement if the devices are furnished in accordance with the FDA approved protocols governing clinical trials and all other Medicare coverage requirements are met. We believe the ALERT(R) System may be a Class III device. There can be no assurance that the ALERT(R) System will be placed in Category B and thus eligible for Medicare reimbursement during clinical trials. There can be no assurance that reimbursement will be or remain available for our products or for the ALERT(R) System if it is approved, or even if reimbursement is available, that payors' reimbursement policies will not adversely affect our ability to sell its products on a profitable basis.

Competition

The medical device market, particularly in the area of cardiac electrophysiology, is highly competitive. Many of our competitors have access to significantly greater financial and other resources than the Company. Further, the medical device market is characterized by rapid product development and technological change. Our present or future products could be rendered obsolete or uneconomic by technological advances by one or more of our present or future competitors or by other therapies. The Company's future success will depend upon our ability to remain competitive with other developers of such medical devices and therapies. We believe that our existing products compete primarily on the basis of features, effectiveness, quality, ease and convenience of use, customer service and cost effectiveness.

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

Many of our competitors have substantially greater financial and other resources, larger research and development staffs, and more experience and capabilities in conducting research and development, testing products in clinical trials and manufacturing, marketing and distributing products than we do. Competitors may develop new technologies and bring products to market in the U.S. before we introduce new products and may introduce products that are more effective than its new products. In addition, competitive products may be manufactured and marketed more successfully than our products. Our business will depend upon its ability to remain competitive with other developers of such medical devices and therapies.

Product Liability and Insurance

The manufacture and sale of our products involves the risk of product liability claims. The Company's products are highly complex and some are, or will be, used in relatively new medical procedures and in situations where there is a potential risk of serious injury, adverse side effects or death. Misuse or reuse of catheters may increase the risk of product liability claims. Currently, we maintain product liability insurance with coverage limits of $5,000,000 per occurrence and $5,000,000 in the aggregate per year; however, there can be no assurance that this coverage will be adequate. Such insurance is expensive and may not be available in the future on acceptable terms, if at all. A successful claim against, or settlement by, the Company in excess of our insurance coverage or our inability to maintain insurance in the future could have a material adverse effect on our business, results of operations and financial condition.

Employees

As of March 20, 2001, the Company had 84 full-time and 3 part-time employees, of whom 41 are dedicated to manufacturing and quality assurance, 10 represent executive management and administration, 22 are engaged in sales and marketing and 14 are engaged in research and development, regulatory affairs and technical service. We believe our employee relations are satisfactory.

Subsequent Events

EP MedSystems has had a history of operating losses and, recently, has experienced difficulties in obtaining working capital. The long regulatory review periods applicable to the Company's products and the costs of prosecuting regulatory applications have contributed to the stress on the Company's financial condition. We completed the debt financing with Medtronic Asset Management, Inc., an affiliate of Medtronic, Inc., ("Medtronic")which provided an aggregate of $3.2 million of which approximately $2.3 million was utilized to repay outstanding amounts on the Company's revolving credit facility with our bank. The revolving credit facility, which originally was scheduled to expire on March 31, 2001, was terminated by the bank in January 2001, upon the payment of the amounts outstanding. The related term loan, in the amount of $500,000, is being repaid on a monthly basis through its December 31, 2004 term pursuant to the terms of the loan arrangements.

On February 9, 2001, the Board of Directors of EP MedSystems (with David Jenkins, as an interested director, absent from the meeting) approved the sale and issuance of up to 1,625,000 shares of common stock of the Company and warrants for 812,500 additional shares to certain investors (the "Private Placement Financing"). Included among the investors is Cardiac Capital, LLC, a limited liability company ("Cardiac Capital"), of which our Chairman of the Board, President and Chief Executive Officer and a shareholder of the Company, David A. Jenkins, is a 50% owner. The aggregate amount of the new shares which potentially may be issued in the Private Placement Financing is in excess of 20% of the outstanding common stock of EP MedSystems assuming all warrants are exercised and, as a result of this and the related party nature of the transaction and the view that the transaction possibly could constitute a change of control under certain Nasdaq National Market place rules, in accordance with the requirements of the Nasdaq National Market, shareholder approval was sought.

On March 27, 2001, the Company held a Special Meeting of its shareholders at the Four Points Hotel by Sheraton, Mount Arlington, New Jersey for the purpose of considering a proposal to approve and adopt the Amended and Restated Common Stock and Warrant Purchase Agreement, dated as of February 16, 2001, among the Company, Cardiac Capital, LLC and Texada Trust for the Private Placement Financing. The results of the voting were as follows: for 88.4%, against 9.5%, abstained 2.1%, in each case of the shares present in person or by proxy and entitled to vote.

The closing of the transaction took place effective March 28, 2001 at which 1,625,000 shares of common stock were issued together with warrants to purchase an additional 812,500 shares of common stock. The consummation of the transaction has provided the Company with over $3,000,000 in working capital after expenses and may result in additional funds if warrants are exercised.

As a result of the Company's cash position of approximately $3,400,000 at March 28, 2001, our limited sources of liquidity, our prior inability to generate significant revenues and expected continued losses and our monthly operating expenses of approximately $500,000, there is uncertainty as to whether the Company will be able to continue as a going concern. The Company's auditors have included a going concern qualification in their report on our financial statements for the year ended December 31, 2000 because, even with the proceeds of the Private Placement Financing, it is uncertain that we will have funds sufficient to continue operations at our current level for more than 6 to 7 more months, though during such time we will have the opportunity to seek further funding transactions. The going concern qualification in the auditors' report may adversely affect our business prospects, financial condition and results of operations and may harm our relationships with vendors and customers as well as further limiting our ability to obtain financing. See Note 1 of the Notes in Consolidated Financial Statements included in response to "Item 7. Financial Statements."

Item 2. Description of Property.

The Company currently leases approximately 8,800 square feet of office and manufacturing space located in Mount Arlington, New Jersey through October 2002 of which 2,500 square feet is subleased to a third party. This facility houses executive and administrative employees. The Company owns and operates a facility comprising approximately 15,000 square feet in West Berlin, New Jersey. The operations of this facility are predominantly manufacturing and assembly of hardware and catheter products. This facility additionally houses administration, engineering, catheter research and development and warehousing. The Company entered into a lease in September 2000 for an additional 2,500 square feet of space adjacent to its West Berlin, New Jersey facility to be used for adminisration and warehousing. The facility owned by the Company in West Berlin is encumbered by a mortgage given as security for a $500,000 Term Loan with a bank, which matures on December 31, 2004. This loan was to fund the purchase of the remaining 7,500 square feet of manufacturing and warehouse space and building improvements. Interest is payable monthly in arrears at either Prime plus 3/4% or LIBOR plus 3 1/4%. Principal is payable commencing January 2000 in 48 equal monthly installments under a 15 year amortization schedule with a balloon payment due in December 2004.

In January, 2000, EP MedSystems UK Ltd. relocated from its prior facility in London to a new location in Kent, England under a lease for approximately 822 square feet effective through

January 2003. The lease provides for monthly rental payments of (pound)708 ($1,063 U.S.). EP MedSystems France S.A.R.L. entered into a lease in January 2000 for 1,350 square feet of office and warehouse space in Villebon-Courtaboeuf, France effective through January 2003. The lease provides for monthly rental payments of (franc)9000 ($1,304 U.S.). In addition, EP MedSystems France S.A.R.L. entered into a lease in May 1999 for 150 square feet of office space in Aix en Provence, France. The lease provides for monthly rental payments of (franc)2600 ($376 U.S.).

We believe that our facilities are sufficient to meet our expected needs for at least the next twelve months and that our facilities are adequately covered by insurance.

Item 3. Legal Proceedings.

In October 1997, the Company filed a lawsuit against EchoCath, Inc. ("EchoCath") in the United States District Court for the District of New Jersey alleging, among other things, that EchoCath made fraudulent misrepresentations and omissions in connection with the prior sale of $1,400,000 of its preferred stock to the Company. EchoCath filed an answer to the complaint, denying the allegations and asserting a counterclaim against the Company seeking its costs and expenses in the action. In December 1997, the Company filed an amended complaint and EchoCath filed an answer thereto again denying the allegations and asserting such counterclaim. EchoCath also filed a motion to dismiss the amended complaint. During October 1998, the complaint was dismissed by the District Court and EchoCath's counterclaim for attorney fees was denied. The Company appealed the dismissal of the complaint. Although EchoCath filed its own appeal of the dismissal of its counterclaim, EchoCath subsequently withdrew its appeal. During December 2000, the United States Court of Appeals for the Third Circuit reversed the District Count and ordered the reinstatement of the Company's amended complaint. At this time, the Company cannot determine the outcome of the litigation and as a result, no financial statement impact has been recorded as of December 31, 2000.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders in the last quarter of 2000. However, the Company held a Special Meeting of the Shareholders on March 27, 2001. See "--Subsequent Events" above.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The Company's common stock has been traded on the Nasdaq National Market under the trading symbol "EPMD" since the Company completed its initial public offering of common stock on June 21, 1996. Prior to that date, there was no public market for the Company's common stock.

The following table sets forth the high and low sale prices for the Company's common stock for the periods indicated.

                Period                     High                Low
        ------------------------      ----------------    --------------
        1999
        ----
        First quarter                 $3.50               $2.50
        Second quarter                $3.00               $2.00
        Third quarter                 $3.19               $2.28
        Fourth quarter                $7.13               $2.94

        2000
        ----
        First quarter                 $8.25               $3.25
        Second quarter                $6.82               $3.88
        Third quarter                 $5.63               $3.38
        Fourth quarter                $4.75               $1.38

        2001
        ----
        January                       $2.75               $1.88
        February                      $3.50               $2.50
        March (through                $3.00               $2.38
           March 28, 2001)

As of March 28, 2001, there were approximately 67 registered holders of record of the Company's common stock. This number excludes individual stockholders holding stock under nominee security position listings because many of such shares are held by brokers and other institutions on behalf of shareholders. As a result, we are unable to estimate the total number of shareholders represented by these record holders, but we believe that the amount is in excess of 400.

Dividend Policy

Historically, we have not paid any dividends to the holders of the Company's common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in operation and expansion of the Company's business.

Recent Sales of Unregistered Securities

On March 28, 2001, the Company sold and issued 1,625,000 shares of common stock together with warrants for 812,500 additional shares of common stock in a private offering exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, with Cardiac Capital,

LLC and Texada Trust at a price of $1.99 per share of common stock and $0.02 per warrant share. Each of the investors received a warrant entitling them to purchase shares of common stock exercisable at $4.00 per share. The warrants expire 5 years from the date of grant. The proceeds from the offering were approximately $3,050,000, net of approximately $200,000 in related expenses. The Company intends to use the net proceeds from the sale of these shares for working capital purposes. See "--Subsequent Events" above.

In October 2000, the Company issued 25,000 shares of its common stock to one of the Company's former distributors, in connection with the settlement of certain litigation which had been commenced by the Company earlier in the year. The Company had sought monetary damages for alleged breach of a distributorship agreement. The action was voluntarily dismissed pursuant to a settlement agreement whereby the parties mutually released their claims against each other.

On September 1, 1999, the Company sold and issued an aggregate of 1,135,000 shares of common stock in a private offering exempt from registration under
Section 4(2) of the Securities Act of 1933, as amended, with a major institutional investment fund and 2 members of our Board of Directors and a private investor (the "1999 Investors") at $2.75 per share. Each of the 1999 Investors received a callable warrant (collectively, the "1999 Warrants") entitling them to purchase an aggregate of 567,500 shares of common stock exercisable at $3.50 per share, subject to the Company's right to call the 1999 Warrants when the average closing price of the Company's common stock had equaled or exceeded $4.125 per share during any 20 consecutive trading days. The warrants were to expire 5 years from the date of grant, and were valued using the Black-Scholes option pricing model. The proceeds from the offering were $3,032,000, net of approximately $89,000 in related expenses. The Company used the net proceeds from the sale of these shares for working capital purposes.

The Company granted the Investors certain registration rights with respect to the shares pursuant to a Registration Rights Agreement and filed a shelf registration statement on Form S-3 on September 30, 1999 covering such shares which was declared effective by the SEC on October 22, 1999.

During February 2000, the 1999 Warrants became callable and the Company and the 1999 Investors arranged for the 1999 Warrants to be canceled in exchange for which the Company received $718,375 from the exercise by the 1999 Investors of 205,250 warrant shares at $3.50 per warrant share and the Company issued non-callable warrants to purchase 362,250 shares of common stock at an exercise price of $7.50 per share. Included among the 1999 Investors who exercised 1999 Warrants were 2 of the Company's institutional shareholders and 2 members of our Board of Directors, Messrs. Fry and Mortara.

On April 9, 1998, the Company issued and sold 2,250,000 shares of its common stock in a private offering exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, to 6 institutional investors (the "1998 Investors") at a price of $2.25 per share. The gross proceeds of the offering were $5,062,500, net of approximately $401,000 in related expenses. The Company used the net proceeds from the sale of these shares for working capital purposes.

The Company granted the 1998 Investors certain registration rights with respect to these shares pursuant to a Registration Rights Agreement and filed a shelf registration statement on Form S-3 covering all of these shares. During July 1998, the SEC declared the registration statement effective.

Item 6. Management's Discussion and Analysis or Plan of Operation.

The following Management's Discussion and Analysis or Plan of Operation contains forward-looking statements based upon current expectations that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, that include, but are not limited to, the risks discussed in the following section as well as those discussed in the section entitled "Risk Factors." We caution you to review the cautionary statements set forth in this Annual Report on Form 10-KSB and in the Company's other reports filed with the SEC and caution you that other factors may prove to be important in affecting the Company's business and results of operations. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Annual Report on Form 10-KSB or to reflect the occurrence of anticipated events. Please see the statements contained under "Cautionary Statements Regarding Forward-Looking Statements" above.

Overview. The Company was incorporated in January 1993 and operates in a single segment. The Company develops manufactures, markets and sells a line of products for the cardiac electrophysiology market used to diagnose, monitor and treat irregular heartbeats known as arrhythmias. Since inception, we have acquired technology and marketing rights, have developed new products and have begun marketing various electrophysiology products, including the EP-WorkMate(R) computerized electrophysiology workstation, the EP-3(TM) Stimulator, diagnostic electrophysiology catheters, internal cardioversion catheters and related disposable supplies. To date, these products have generated nearly all of the Company's sales.

The ALERT(R) System is not approved for sale in the United States, but its PMA application on the ALERT(R) System has been submitted and, the FDA has advised the Company that it will grant expedited review to the ALERT(R) System. Expedited review, in general, means that the FDA will give the ALERT(R) System PMA application priority over all other regular PMA applications. Despite the grant of expedited review, due to the fact that review and verification of our submitted data is required, approval to sell the ALERT(R) System in the United States may take until the third quarter of 2001, if approved at all.

The Company has developed an ultrasound imaging console (the "ViewMate(TM)") and deflectable intracardiac imaging catheters. These products are designed to improve a physician's ability to visualize inside the chambers of the heart, including the internal anatomy of the heart. The Company believes that the ViewMate(TM) System will play an important role as new and effective treatment options are developed for the treatment of complex cardiac arrhythmias, including ventricular tachyarrhythmia and atrial fibrillation. The Company is planning to file for 510(k) approval with the FDA for marketing clearance in the second quarter of 2001. The ultrasound products are not approved for sale and the Company does not anticipate receiving approval to sell the ViewMate(TM) System until the fourth quarter, if approved at all.

The Company has a history of operating losses and we expect to continue to incur operating losses in the near future as we continue to expend substantial funds for research and development, clinical trials in support of regulatory approvals, increased manufacturing activity and expansion of sales and marketing activities. The amount and timing of future losses will be dependent upon, among other things, increased sales of our existing products, the results of clinical trials, regulatory approval and market acceptance of the ALERT(R) System and ultrasound products and developmental, regulatory and market success of new products under development as well as the Company's ability to establish, preserve and enforce intellectual property rights to its products. The Company has an accumulated deficit of approximately $22,485,000 at December 31, 2000.

In November 2000, the Company completed a debt financing with Medtronic which provided an aggregate of $3.2 million of which approximately $2.3 million was utilized to repay outstanding amounts on the Company's revolving credit facility with our bank. The revolving credit facility, which originally was scheduled to expire on March 31, 2001, was terminated by the bank in January 2001, upon the payment of the amounts outstanding. The related term loan, in the amount of $500,000, is being repaid on a monthly basis through its December 31, 2004 term. There can be no assurance that the bank will be willing to waive the Company's failure to meet any of its financial covenants under the term loan in the future should such failure occur. The termination of the line of credit and the absence of a replacement credit facility has further impacted the Company's already unfavorable financial position.

On February 9, 2001, the Board of Directors of EP MedSystems (with David Jenkins, as an interested director, absent from the meeting) approved the sale and issuance of up to 1,625,000 shares of common stock of the Company and warrants for 812,500 additional shares to certain investors. Included among the investors is Cardiac Capital, LLC, a limited liability company ("Cardiac Capital"), of which our Chairman of the Board, President and Chief Executive Officer and a shareholder of the Company, David A. Jenkins, is a 50% owner. The aggregate amount of the new shares which potentially may be issued in the Private Placement Financing is in excess of 20% of the outstanding common stock of EP MedSystems assuming all warrants are exercised and, as a result of this and the related party nature of the transaction and the view that the transaction possibly could constitute a change of control under certain Nasdaq National Marketplace rules, in accordance with the requirements of the Nasdaq National Market, we sought shareholder approval for the Private Placement Financing.

On March 27, 2001, the shareholders of EP MedSystems approved the Private Placement Financing and the closing of the transaction took place effective March 28, 2001; 1,625,000 shares of common stock were issued together with warrants for 812,500 additional shares. The consummation of the transaction has provided the Company with over $3,000,000 in working capital after expenses and may result in additional funds if warrants are exercised. See "--Subsequent Events" above.

As a result of the Company's cash position of approximately $ 3,400,000 at March 28, 2001, our limited sources of liquidity, our prior inability to generate significant revenues and expected continued losses and our monthly operating expenses of approximately $500,000, there is uncertainty as to whether the Company will be able to continue as a going concern. The Company's auditors have included a going concern qualification in their report on our financial statements for the year ended December 31, 2000 because, even with the proceeds of the Private Placement Financing, it is uncertain that we will have funds sufficient to continue operations at our current level for more than 6 to 7 more months, though during such time we will have the opportunity to seek further funding transactions. The going concern qualification in the auditors' report may adversely affect our business prospects, financial condition and results of operations and may harm our relationships with vendors and customers as well as further limiting our ability to obtain financing. See Note 1 of the Notes to Consolidated Financial Statements included in response to "Item 7. Financial Statements."

During 2000, the Company achieved a number of significant milestones, including:

      o Completed a $3.2 million debt financing with Medtronic, Inc., the world's leading medical technology company.

      o Completed enrollment of over 150 patients into the ALERT(R) System clinical trial, concluding that the ALERT(R) System was deemed statistically significant for both safety and efficacy and is considered at least equivalent to external cardioversion and requires significantly less energy. Results of the clinical trial showed success in 81% of the ALERT(R) patients versus success in 74% of the external cardioversion patients.

      o Submitted our PMA application for the ALERT(R) System with the FDA on October 2, 2000 and the FDA accepted the submission for filing on November 21, 2000.

      o Received CE mark Authorization from our European Notified Body for CE Mark on our new ALERT(R) TD catheter. The ALERT(R) TD catheter is a pulmonary artery defibrillation catheter that can be used for converting atrial fibrillation to a normal heart rhythm. In addition, adding thermal dilution, or "TD", to the catheter allow for calculation of cardiac output, an essential measure of the heart's overall function.

      o Received FDA clearance to market new catheters with the Company's patented conductive adhesive electrode bands, SilverFlex(TM) technology.

      o Received CE Mark Authorization for ALERT(R) CS and ALERT(R) RA catheters. The ALERT(R) family of catheters is used to deliver energy directly to the inside of the heart for cardioversion (or defibrillation) of certain types of irregular heartbeats. The catheters combine pacing, sensing, and cardioversion all into one catheter system.

      o Named among the top 50 fastest growing technology companies in New Jersey by the "Deloitte & Touche Technology Fast 50" in 2000. The Company was also named the top healthcare company in New Jersey and 13th overall by the Star Ledger Top 100 for total return to shareholders.

      o Announced joint sales and marketing agreement with Witt Biomedical Corp. to develop and market a combination cardiology workstation. The workstation will provide a hemodynamic and electrophysiological monitoring in the newest Windows(TM) operating system.

      Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Sales decreased $1,093,000 (or 10%) to $9,760,000 in the year ended December 31, 2000 as compared to 1999. The decrease in sales in 2000 resulted primarily from decreased domestic sales of the EP-WorkMate(R). Costs of products sold decreased $545,000 (or 11%) to $4,433,000 in the year ended December 31, 2000 as compared to 1999 due to decreased sales. Gross profit on sales for the year ended December 31, 2000 was $5,327,000 as compared to $5,875,000 for 1999. The gross profit improved as a percentage of sales to 55% from 54%. This increase was primarily due to cost improvements in the manufacture of the EP-WorkMate(R). We hope to continue to improve our overall gross profit percentage due to continued improvement in manufacturing costs and as sales of the ALERT(R) System and catheters increase once we receive approval in US.

Sales and marketing expenses increased $331,000 (or 7%) to $5,144,000 and increased as a percentage of total sales to 53% in the year ended December 31, 2000 as compared to 44% in 1999. The increase during 2000 was due to continued expansion of our sales force worldwide, depreciation on equipment used for demonstration purposes and increase in convention expenses.

General and administrative expenses increased $103,000 (or 5%) to $2,266,000 and increased as a percentage of total sales to 23% in the year ended December 31, 2000 as compared to 20% in the similar period in 1999. The increase during 2000 was primarily due to a $63,000 foreign exchange loss from weakness in the Euro.

Research and development expenses increased $573,000 (or 26%) to $2,788,000 for the year ended December 31, 2000 as compared to 1999. During 2000, the Company incurred costs associated with research and development primarily in connection with ongoing development efforts on existing products, including the EP-WorkMate(R), the ALERT(R) System, ViewMate(TM) Ultrasound System and several other new products under development. We expect that research and development expenses are likely to increase in future periods due to ongoing development activities relating to the ALERT(R) System and ViewMate(TM) Ultrasound System and regulatory efforts aimed at gaining approval to sell these and other new products.

Other income, net, decreased $67,000 to $34,000 for the year ended December 31, 2000 as compared to 1999, primarily due to a $56,000 increase in interest expense on amounts outstanding relating to the Company's $2,000,000 line of credit, the $500,000 term loan and Note Payable with Medtronic. This amount was offset by the receipt of $217,000 on the sale of a portion of the Company's New Jersey cumulative net operating loss of one its subsidiaries included in other income.

Liquidity and Capital Resources

Since the Company's formation in 1993, the Company's expenses have exceeded sales resulting in an accumulated deficit of approximately $22,485,000 at December 31, 2000. On June 21, 1996, the Company completed its initial public offering of 2,500,000 shares of common stock at a purchase price of $5.50 per share, for aggregate net proceeds of approximately $11,786,000 after deducting offering expenses. On April 9, 1998, the Company sold and issued 2,250,000 shares of its common stock to 6 institutional investors at a price of $2.25 per share. The gross proceeds of the offering were $5,062,500, before deducting offering expenses of approximately $401,000. The Company used the net proceeds from the sale of the shares for working capital purposes.

The Company entered into a financing arrangement in March 1999 with a bank consisting of a $2,000,000 revolving line of credit and a $500,000 term loan secured by a lien on the Company's facility in West Berlin, New Jersey and the machinery, equipment and inventory located there. In January 2001, after repayment of amounts outstanding under the Company's line of credit, the bank terminated the line of credit which was scheduled to expire by its terms in March 2001.

On September 1, 1999, the Company sold and issued an aggregate of 1,135,000 shares of common stock in a private offering exempt from registration under
Section 4(2) of the Securities Act of 1933, as amended, with a major institutional investment fund and 2 members of the Company's Board of Directors and a private investor (the "1999 Investors") at $2.75 per share. Each of the 1999 Investors received a callable warrant (collectively, the "1999 Warrants") entitling them to purchase an aggregate of 567,500 shares of common stock exercisable at $3.50 per share subject to the Company's right to call the 1999 Warrants when the average closing price of the Company's common stock had equaled or exceeded $4.125 per share during any 20 consecutive trading days. The warrants were to expire 5 years from the date of grant, and were valued using the Black-Scholes option pricing model. The proceeds from the offering were $3,032,000, net of approximately $89,000 in related expenses. The Company used the proceeds from the sales of these shares for working capital purposes.

During February 2000, the 1999 Warrants became callable and the Company and the 1999 Investors arranged for the 1999 Warrants to be canceled in exchange for which the Company received $718,375 from the exercise by the 1999 Investors of 205,250 warrant shares at $3.50 per warrant share and the Company issued non-callable warrants to purchase 362,250 shares of common stock at an exercise price of $7.50 per share. Included among the 1999 Investors who exercised 1999 Warrants were two of the Company's institutional shareholders and two members of the Company's Board of Directors, Messrs. Fry and Mortara.

In November 2000, the Company completed a debt financing with Medtronic which provided an aggregate of $3.2 million of which approximately $2.3 million was utilized to repay outstanding amounts on the Company's revolving credit facility with our bank. The revolving credit facility, which originally was scheduled to expire on March 31, 2001, was terminated by the bank in

January 2001, upon the payment of the amounts outstanding. The related term loan, in the amount of $500,000, is being repaid on a monthly basis through its December 31, 2004 term. At September 30, and December 31, 2000, the Company was not in compliance with certain financial ratios of the bank debt. The Company received a waiver from the bank in consideration of repayment of $2.3 million outstanding on the Company's revolving credit facility using the funds obtained from the Medtronic debt financing. The credit facility, which was originally scheduled for termination in March 2001, was terminated in January 2001 at the time of the repayment of amounts outstanding, and was not replaced by another facility. There can be no assurance that the bank will be willing to waive the Company's failure to meet any of its financial covenants under the term loan in the future should such failure occur. The termination of the line of credit and the absence of a replacement credit facility has further impacted the Company's already unfavorable financial position.

On February 9, 2001, the Board of Directors of EP MedSystems (with David Jenkins, as an interested director, absent from the meeting) approved the sale and issuance of up to 1,625,000 shares of common stock of the Company and warrants for 812,500 additional shares to certain investors. Included among the investors is Cardiac Capital, LLC, a limited liability company ("Cardiac Capital"), of which our Chairman of the Board, President and Chief Executive Officer and a shareholder of the Company, David A. Jenkins, is a 50% owner. The aggregate amount of the new shares which potentially may be issued in the Private Placement Financing is in excess of 20% of the outstanding common stock of EP MedSystems assuming all warrants are exercised and, as a result of this and of the related party nature of the transaction and the view that the transaction possibly could constitute a change of control under certain Nasdaq National Marketplace rules, in accordance with the requirements of the Nasdaq National Market, the Company sought shareholder approval.

On March 27, 2001 the shareholders of EP MedSystems approved the Private Placement Financing and the closing of the transaction took place effective March 28, 2001; 1,625,000 shares of common stock were issued together with warrants for 812,500 additional shares. The consummation of the transaction has provided the Company with over $3,000,000 in working capital after expenses and may result in additional funds if warrants are exercised. See "--Subsequent Events" above.

As a result of the Company's cash position of approximately $3,400,000 at March 28, 2001, our limited sources of liquidity, our prior inability to generate significant revenues and expected continued losses and our monthly operating expenses of approximately $500,000, there is uncertainty as to whether the Company will be able to continue as a going concern. The Company's auditors have included a going concern qualification in their report on our financial statements for the year ended December 31, 2000 because, even with the proceeds of the Private Placement Financing it is uncertain whether we will have funds sufficient to continue operations at our current level for more than 6 to 7 more months, though during such time we will have the opportunity to seek further funding transactions. The going concern qualification in the auditors' report may adversely affect our business prospects, financial condition and results of operations and may harm our relationships with vendors and customers as well as further limiting our ability to obtain financing. See Note 1 of the Notes to Consolidated Financial Statements included in response to "Item 7. Financial Statements."

Net cash used in operating activities for the year ended December 31, 2000 was $4,483,000 as compared to $3,378,000 for 1999. The net use of cash in operations during 2000 was primarily due to the Company's $4,836,000 net loss from operations, partially offset by non-cash adjustments and changes in working capital expenditures, net of disposals, were $1,174,000 during 2000 as compared to $1,330,000 in 1999. This was primarily due to increase in equipment used for demonstration purposes, implementation of an Enterprise Resource Planning ("ERP") software solution for the company and other building improvements. As of the date of this Annual Report on Form 10-KSB, the Company does not have any other material commitments for capital expenditures. However, the Company expects to purchase capital equipment and to expand its manufacturing and assembly capabilities as it continues to grow. The Company leases office and manufacturing space and certain office equipment under operating leases. The aggregate commitment for minimum rentals under these leases is approximately $147,000 for 2001.

We expect operating losses to continue in the near future due to continued research and development activities and additional personnel and equipment required to support increased manufacturing and assembly of our products. The amount and timing of future losses will be dependent upon, among other things, increased sales of our existing products, regulatory approval and market acceptance of the ALERT(R) System and our Viewmate(TM) Ultrasound system regulatory and market success of new products under development. There can be no assurance that any of our development projects will be successful or that if development is successful, that the products will generate any sales.

Recently Issued Accounting Standards

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS No. 133) will be effective for the Company in the first quarter of fiscal year 2001 and established accounting and reporting standards for derivative instruments and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. In June 2000, the Financial Accounting Standards Board ("FASB") issued FAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" as an amendment to FAS No, 133. This statement provides clarification with regard to certain implementation issues under FAS no. 133 on specific types of hedges. The adoption of FAS No. 133 did not have a material effect on the Company's financial statements.

In September 2000, the FASB issued No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. We do not expect that the adoption of SFAS No. 140 will have a material impact on our results of operations, financial position or cash flows.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." This SAB summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The guidance accounting and disclosures discussed in SAB 101 did not have a material impact on the Company's financial statements.

Impact of Introduction of Single European Currency (Euro)

On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency (Euro). The transition period for the introduction of the Euro is between January 1, 1999 and January 1, 2002. We are presently identifying and ensuring that all Euro conversion compliance issues are addressed. For the year ended December 31, 2000, the Company believes that it incurred approximately $63,000 in transaction losses primarily from weakness in the Euro.

Risk Factors

You should carefully consider the following risk factors before making an investment decision. There may be other risks and uncertainties that we do not know of or that we do not consider material at this time. If these risks occur, our business, financial condition and results of operations will suffer. Additionally, this report contains forward-looking statements that involve uncertainties. The Company's actual results may be significantly less favorable than those forward-looking statements. This section discusses factors that can cause those differences.

      We have a history of operating losses and expect future losses.

We commenced operations in 1993 and have incurred substantial operating losses in each following year. As of December 31, 2000, our accumulated deficit was approximately $22 million. Our present product sales did not cover our operating expenses of approximately $14.6 million for the year ended December 31, 2000 and $14.2 million for the year ended December 31, 1999. Additionally, we expect that our 2001 operating expenses will exceed those for 2000 and will not be covered by our 2001 sales revenues. Further, we expect that our future operating expenses will continue to increase until Pre Market Approval of the Company's ALERT(R) System is received from the FDA of which there can be no assurance. As such, we may continue to incur operating losses. Our prior inability to generate sufficient revenues and expected continued losses has raised substantial doubt concerning our ability to continue as a going concern.

      Our independent auditors have included a qualification in their report on our financial statements to indicate that there is substantial doubt as to our ability to continue as a going concern.

Our inability to continue our operations is not assured and is subject to substantial risk. Our auditors have included a going concern qualification in their report on our financial statements for the year ended December 31, 2000 because it is evident that we need to raise additional capital as we do not have an amount of funds sufficient to continue operations at current levels for the next 12 months and we lack a history of operations that would adequately suggest that our financial plans will succeed. The existence of the going concern qualification may adversely affect our business prospects, financial condition and results of operations and may harm our relationships with vendors and customers as well as limit our ability to obtain financing. Customers and vendors may choose not to conduct business with us, or may conduct business with us on terms that are less favorable than those customarily extended by them, as a result of questions concerning our status as a going concern. Furthermore, if our revenues do not exceed our costs for an extended period, we may need to reorganize or reach agreements with our creditors concerning the conduct of our future business and affairs.

      We may be unable to meet our future capital requirements; we currently do not have a line of credit.

Our revolving line of credit has been terminated and has not been replaced. If our present projections and expectations of revenues and expenses change materially, our existing and future capital resources may be insufficient to meet our capital needs. If this occurs, we will have to raise additional funds through public or private financings of equity, debt or both. As such, adequate funds for our operations, from financial markets or other sources, may not be available when needed. If this occurs, we may be required to delay or terminate research and development programs, curtail capital expenditures and reduce business development and other operating activities.

      Concentration of Common Stock Ownership; Control.

As a result of the completion of the Private Placement Financing David Jenkins, Chairman of the Board, President and Chief Executive Officer and a shareholder of the Company, will beneficially own, in the aggregate, shares representing approximately 23.1% of the outstanding shares of common stock, if the warrants issued are fully exercised. David Jenkins and Cardiac Capital, LLC, acting together, may be able to influence significantly, and possibly control, most matters requiring approval of the shareholders of the Company, including approval of amendments to the Company's certificate of incorporation, mergers, a sale of all or substantially all of the assets of the Company, going private transactions and other fundamental transactions. The certificate of incorporation does provide for staggered elections of our Board of Directors. As a result, Mr. Jenkins and his affiliates may be able to control the election of members of our Board. Such a concentration of ownership could affect the liquidity of the Company's common stock and have an adverse effect on the price of the common stock and may have the effect of delaying or preventing a change in control of the Company, including transactions in which the shareholders might otherwise receive a premium for their shares over current market prices.

      Impact of the Private Placement Financing on Existing Shareholders.

The issuance of the shares of common stock and the warrants in the Private Placement Financing and the ability of the holders of the warrants to exercise their warrants to receive common stock may impact the trading patterns and adversely affect the market price of the Company's common stock.

Shareholders are subject to immediate dilution and the risk of substantial dilution to their interests which may result from the issuance of shares of common stock upon consummation of the Private Placement Financing and upon exercises of the warrants. As a result of the issuance of such common stock, the current shareholders own a smaller percentage of the Company's outstanding common stock.

The shares issued in connection with the Private Placement Financing have not been registered under the Securities Act or any state securities laws or regulations and will be restricted securities which must be held for an indefinite period of time unless they are subsequently so registered or an exemption from such registration is available. Pursuant to the terms of the Registration Rights Agreement to be entered into in connection with the Private Placement Financing, the Company shall use its best efforts, subject to receipt of necessary information from the investors in the Private Placement Financing, to ensure that a Registration Statement on Form S-3 relating to the resale of the common stock by the investors be filed with the SEC after the first anniversary of the closing and to cause such Registration Statement to become effective as soon as possible after the date of such filing. When such shares are registered, such shares will be freely transferable without restriction under the Securities Act (but may be subject to the short-swing profit rules and other restrictions under the Exchange Act). Such free transferability could materially and adversely affect the market price of our common stock.

Cardiac Capital, LLC and David A. Jenkins will have a very substantial ownership interest in the Company and may be in a position to control the Company's management and operations as a result of such stock ownership.

      Our business and financial condition are subject to various risks and uncertainties arising from domestic and international laws and regulations.

United States. In the United States, the development, testing, manufacture, labeling, marketing, promotion and sale of medical devices is regulated principally by the Federal Food and Drug Administration (the "FDA") under the Federal Food, Drug, and Cosmetic Act. The FDA has broad discretion in enforcing compliance with that statute and its regulations. Noncompliance can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals and criminal prosecution.

Our ability to continue to sell our products commercially, is subject to continuing FDA oversight of the on-going design, manufacturing, packaging, labeling, storage and quality of our medical devices. Failure to comply with the applicable FDA standards and requirements can result in fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspensions of products, withdrawals of marketing approvals and criminal prosecution.

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

      Our success will depend on developing and commercializing the ALERT(R) System.

Our long-term success depends on the success of one of our products, the ALERT(R) System. The ALERT(R) System has not been approved by the FDA and cannot be sold commercially in the United States without FDA approval. FDA approval is based upon, among other things, the results of clinical trials that demonstrate the safety and effectiveness of the device. The Company has completed its submissions to the FDA for Pre Market Approval of the ALERT(R) System and has been granted expedited review providing for priority of its application over all other Pre Market Approval applications. Completion of the review process may take into the second half of 2001 and there can be no assurance that approval will be granted at that time if at all. We may not be able to obtain FDA approval on a timely basis or at all. Further, FDA approval could include significant limitations on the uses for which the ALERT(R) System may be sold.

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

      Our success will depend on continued market acceptance of the EP-WorkMate(R).

Our ability to increase revenues over the next several years will depend on the continued acceptance by electrophysiologists of one of our products, the EP-WorkMate(R) computerized monitoring and analysis workstation. The EP-WorkMate(R) accounted for a significant percentage of our product sales in the years ended December 31, 2000 and 1999 and is expected to account for a significant portion of our 2001 revenues. Because the EP-WorkMate(R) has a list price of approximately $140,000 with an integrated EP-3(TM) Stimulator, each sale of an EP-WorkMate(R) represents a relatively large percentage of our net sales. We cannot be sure that the EP-WorkMate(R)'s present level of market acceptance and sales can be maintained. In fact, U.S. sales of the EP Workmate(R) declined in year 2000 from the prior year's level of sales.

      Our success will depend, in part, on our ability to keep pace with technological and marketplace changes.

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

      Our patents and proprietary rights might not provide sufficient protection.

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

In addition to patents, we rely on a combination of trade secrets, copyrights and trademarks to protect our intellectual property rights. For example, our software (which is an integrated component in the EP-WorkMate(R) and EP-3(TM) Stimulator) is not patented and existing copyright laws offer only limited practical protection from misappropriation. Our competitors may independently develop substantially equivalent proprietary technology.

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

Our products are generally purchased by physicians or hospitals. In the U.S., third-party payors are then billed for the healthcare services provided to patients using those products. These payors include Medicare, Medicaid and private insurers. Similar reimbursement arrangements exist in several European countries. Third-party payors may deny or limit reimbursement for our existing products and future products such as the ALERT(R) System. Third party payors are increasingly challenging the prices charged for medical products and services and are putting pressure on medical equipment suppliers to reduce prices. Furthermore, the ALERT(R) System might not be eligible for Medicare reimbursement during clinical trials. The FDA places new medical devices of the type (called Class III) that are undergoing clinical trials and are subject to the most stringent FDA review into either Category A or Category B. Category A devices, which are those whose safety and effectiveness have not yet been demonstrated, are not eligible for Medicare reimbursement during clinical trials. Category B devices, which are those whose safety and effectiveness issues have been resolved, are eligible for Medicare reimbursement. The ALERT(R) System is currently classified as a Class III Category B device. However, final determination of device classification will be made during review by the FDA of the ALERT(R) System Pre Market Approval application which might classify the ALERT(R) System as a Category A device. If this occurs, we will not receive any Medicare payments for the use of the ALERT(R) System. Changes in FDA regulations, Medicare regulations or in other third party payor policies, could reduce or make either or both Medicare or other third-party reimbursement unavailable for our existing products and, if approved by the FDA, the ALERT(R) System. Any of those occurrences would adversely affect our ability to achieve profitable operations and maintain our business.

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

We have limited manufacturing experience in manufacturing our catheter products, including the ALERT(R) Catheter. Further, we have limited experience manufacturing these products in the volume that will be necessary for us to achieve significant commercial sales. While we have expanded our catheter manufacturing facilities and have hired and trained additional personnel, we may not be able to establish or maintain reliable, high-volume, cost effective manufacturing capacity. Moreover, we may encounter difficulties in increasing our manufacturing capacity, including problems involving production yields, quality control and assurance, component supply shortages, shortages of qualified personnel, compliance with FDA regulations and the need for further regulatory approval on new manufacturing processes. Additionally, we rely on outside sources for the manufacturing of critical components for the ALERT(R) Companion, EP-WorkMate(R) and EP-3(TM) Stimulator. Any interruption in this supply from our outside sources would have a material adverse effect on our ability to deliver our products. If an interruption were to occur, we may not be able to reach an acceptable arrangement with an alternative source of supply on a timely basis. Our failure to find alternative manufacturing sources would have a material adverse effect on our business and financial condition.

      Our reliance on international operations exposes us to additional risks.

For the year ended December 31, 2000, approximately 50% of our sales were derived outside the U.S. Since we expect international sales will continue to represent a significant percentage of our total sales, we intend to continue to increase our operations outside of the United States. Our continued reliance on international sales will subject us to fluctuations in currency exchange rates and other risks of foreign operations, including:

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

      o the amount of our cash resources and our ability to obtain additional funding;

      o announcements by us or our competitors of research activities, business developments, technological innovations or new products;

      o     changes in government regulation;

      o     disputes concerning patents or proprietary rights;

      o     changes in our revenues or expense levels;

      o public concern regarding the safety, efficacy or other aspects of the products or methodologies we are developing; and

      o     changes in recommendations by securities analysts.

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

      Issuance of Preferred Stock Could Delay, Defer or Prevent Corporate
      Takeover

The Board of Directors has the authority to issue up to 5,000,000 shares of undesignated preferred stock and to determine the rights, preferences, privileges and restrictions of such shares without any further vote or action by the shareholders. The issuance of preferred stock under certain circumstances could have the effect of delaying, deferring or preventing a change in control of the Company or otherwise adversely affecting the rights of the holders of common stock.

      Discretion over application of net proceeds of the Private Placement Financing.

Currently, we plan to use the net proceeds of the Private Placement Financing to fund our research and development activities, including pre-clinical studies and clinical trials, to fund working capital and to fund general corporate expenditures. We have no specific further uses for the net proceeds. Accordingly, we will have significant discretion in applying the net proceeds of the Private Placement Financing.

Item 7. Financial Statements.

The information in response to this item is set forth in the Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth certain information regarding the directors and executive officers of the Company:

   David A. Jenkins (1)            43       Chairman of the Board,
                                            President and Chief
                                            Executive Officer; Class III
                                            Director
   Joseph M. Turner                38       Chief Financial Officer,
                                            Treasurer and Secretary
   J. Randall Rolston              54       Vice President, Sales
   C. Bryan Byrd                   40       Vice President, Engineering
                                            and Operations
   David W. Mortara,               60       Class III Director
      Ph. D.(2)(3)
   Darryl D. Fry                   62       Class II Director
   John E. Underwood (2)(3)        58       Class I Director

(1) Member of the Plan Committee of the Board of Directors.

(2) Member of the Compensation Committee of the Board of Directors.

(3) Member of the Audit Committee of the Board of Directors.

The Company's by-laws provide that the number of directors, as determined from time to time by the Board of Directors, shall not be less than 3 nor more than
11. Pursuant to the by-laws, the Board of Directors has set the number of directors at 4. The Company's certificate of incorporation, as amended and restated, provides that the directors shall be divided into 3 classes as nearly equal in number as possible. The initial term of Class I directors expires at the 2002 annual Meeting, the initial term of Class II directors expired at the 2000 Annual Meeting and the initial term of the Class III directors expires at the 2001 Annual Meeting. The successors to each class of directors whose terms expire at succeeding annual meetings, will be elected to hold office for a term expiring at the Annual Meeting of Shareholders held in the third year following the year of their election. Officers of the Company are elected annually and hold offices until their successors are elected and qualified or until their earlier removal, death or resignation. Set forth below is a brief summary of the recent business experience and background of each director and executive officer of the Company.

David A. Jenkins is a founder and currently Chairman of the Board of Directors, President and Chief Executive Officer of the Company. Mr. Jenkins has served as the President of the Company since its inception in 1993. From 1988 to 1993, Mr. Jenkins served as the Chief Executive Officer and then Chairman of the Board of Directors of Arrhythmia Research Technology, Inc. He also serves as a director of Transneuronix, Inc., a privately-held company.

Joseph M. Turner joined the Company as Chief Financial Officer, Treasurer and Secretary of the Company in February 1999. Mr. Turner served as Chief Financial Officer and Treasurer of Tri-Seal International, a thermoplastic extrusion company from 1994 to 1999. Prior to joining Tri-Seal International, he was employed at PricewaterhouseCoopers, LLP from 1985-1994. Mr. Turner is a certified public accountant.

J. Randall Rolston is the Vice President, Sales of the Company. Mr. Rolston joined the Company in September 1996 as National Sales Manager and was named Vice President, Sales in April 1998. Prior to joining the Company, Mr. Rolston was employed in various sales management positions at Cordis Webster, an electrophysiology catheter company owned by Johnson & Johnson. Prior to his employment with Cordis Webster, Mr. Rolston held various sales management positions, including 15 years at American Edwards prior to its merger with Baxter Healthcare Corporation.

C. Bryan Byrd is the Vice President, Engineering and Operations of the Company. Mr. Byrd joined the Company in April 1993 to oversee software development for new products. Prior to joining the Company, Mr. Byrd co-founded and served as the Director of Engineering for BioPhysical Interface Corp. from 1989 to 1993 where he was responsible for developing automated computerized monitoring equipment for pacemaker and open heart operating rooms and follow-up clinics. Prior to his involvement with BioPhysical Interface Corp., Mr. Byrd was employed by Mt. Sinai Medical Center in Miami Beach, Florida as a clinical software engineer.

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

Darryl D. Fry has served as a Director of the Company since September 1999, when he was elected by the Board of Directors to fill a vacancy. From December 1993 until his retirement in January 1999, Mr. Fry served as Chairman (until his retirement), President (until January 1997) and Chief Executive Officer (until May 1998) of Cytec Industries, Inc., a New York Stock Exchange listed company. Mr. Fry continues to serve as Director of Fortis Inc.

John E. Underwood has served as a Director of the Company since June 1998. Since 1985, Mr. Underwood has served as the founder and President of Proteus International, a venture banking and venture consulting concern with offices in Mahwah, New Jersey. Prior to founding Proteus,

Mr. Underwood held senior management positions with Pfizer, Inc., General Electric Company and Becton Dickinson.

Compliance with Reporting Requirements

Section 16(a) of the Exchange Act requires the Company's executive officers, directors and holders of more than 10% of the Company's common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such persons are required to furnish the Company with copies of all
Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it or oral or written representations from certain reporting persons that no Statements of Beneficial Ownership on Form 5 were required for those persons, we believe that, with respect to the year ended December 31, 2000, our executive officers, directors and greater than 10% beneficial owners complied with all such filing requirements.

Item 10. Executive Compensation.

The following summary compensation table sets forth certain information concerning compensation paid or accrued to the Company's four most highly paid executive officers (the "Named Executive Officers") for services rendered in all capacities for the years ended December 31, 2000, 1999 and 1998. No other executive officer of the Company was paid a salary and bonus aggregating greater than $100,000 during such time periods.

Summary Compensation Table

                                              Annual Compensation                Long Term Compensation
                                    ----------------------------------------    ------------------------

Name and Principal                                  Salary          Bonus         Securities Underlying
Position                             Year              $              $                  Options
---------------------------------    ---------    ------------    ----------    -------------------------
David A. Jenkins                     2000         $225,000               $0                   70,000 (1)
Chairman, President and              1999         $203,750               $0                        0
Chief Executive Officer              1998         $150,833               $0                        0

J. Randall Rolston                   2000         $160,549               $0                    6,222 (2)
Vice President, Sales                1999         $158,851               $0                   15,922 (3)
                                     1998         $156,077           $2,500                   55,271 (4)

C. Bryan Byrd                        2000         $154,658               $0                   50,000 (5)
Vice President, Engineering          1999         $112,083               $0                        0
and Operations                       1998         $102,083               $0                   18,000 (6)

Joseph M. Turner                     2000         $125,000               $0                    5,000 (7)
Chief Financial Officer              1999         $110,000               $0                   50,000 (8)
                                     1998         $  -0-                 $0                        0

(1) On December 24, 2000, the Company granted Mr. Jenkins an incentive stock option to purchase 70,000 shares of common stock pursuant to the 1995 Long Term Incentive Plan at an exercise price of $2.20 per share. Options to purchase 35,000 shares vested on grant date and options to purchase an additional 35,000 such shares vested on January 1, 2001. The term of such option is ten years. This option replaced a fully vested option held by Mr. Jenkins for the same number of shares that expired in December 2000.

(2) On January 11, 2000, the Company granted Mr. Rolston an incentive stock option to purchase 6,222 shares of common stock pursuant to the 1995 Long Term Incentive Plan at an exercise price of $4.19 per share. Options to purchase 1,244 shares vested on grant date and options to purchase an additional 1,244 such shares vest each year thereafter. The term of such option is ten years.

(3) On January 1, 1999, the Company granted Mr. Rolston an incentive stock option to purchase 12,500 shares of common stock pursuant to the 1995 Long Term Incentive Plan at an exercise price of $3.00 per share. Options to purchase 2,500 shares vested on the grant date and options to purchase an additional 2,500 shares vest each year thereafter. The term of such option is five years. On June 30, 1999 the Company granted Mr. Rolston an incentive stock option to purchase 3,422 shares of common stock pursuant to the 1995 Long term Incentive Plan at an exercise price of $3.00 per share. Options to purchase 685 shares vested on the grant date and options to purchase an additional 684 vest each year thereafter. The term of such options is five years.

(4) On April 30, 1998, the Company cancelled an incentive stock option to purchase 12,000 shares of common stock issued in 1996 and granted Mr. Rolston a new incentive stock option to purchase 12,000 shares of common stock pursuant to the 1995 Long Term Incentive Plan at an exercise price of $3.00 per share. Options to purchase 2,400 shares vested on the grant date and options to purchase an additional 2,400 shares vest each year thereafter. The term of such option is five years. On July 23, 1998, the Company granted Mr. Rolston an incentive stock option to purchase 969 shares of common stock pursuant to the 1995 Long Term Incentive Plan at an exercise price of $2.50 per share. Options to purchase all 969 of such shares vested on the grant date. The term of such option is five years. On July 23, 1998, the Company granted Mr. Rolston an incentive stock option to purchase 15,000 shares of common stock pursuant to the 1995 Long Term Incentive Plan at an exercise price of $3.00 per share. Options to purchase 3,000 shares vested on the grant date and options to purchase an additional 3,000 shares vest each year thereafter. The term of such option is five years. On December 7, 1998, the Company granted Mr. Rolston an incentive stock option to purchase 12,500 shares of common stock pursuant to the 1995 Long Term Incentive Plan at an exercise price of $3.00 per share. Options to purchase 2,500 shares vested on the grant date and options to purchase an additional 2,500 shares vest each year thereafter. The term of such option is five years. On December 31, 1998, the Company granted Mr. Rolston an incentive stock option to purchase 14,802 shares of common stock pursuant to the 1995 Long Term Incentive Plan at an exercise price of $2.88 per share. Options to purchase 2,960 shares vest on the grant date and options to purchase an additional 2,960 shares become exercisable each year thereafter. The term of such option is five years.

(5) On April 17, 2000, the Company granted Mr. Byrd an incentive stock option to purchase 50,000 shares of common stock pursuant to the 1995 Long Term Incentive Plan at an exercise price of $4.125 per share. Options to purchase 10,000 shares vest one year from the grant date and options to purchase an additional 10,000 such shares vest each year thereafter. The term of such option is ten years.

(6) On July 23, 1998, the Company granted Mr. Byrd an incentive stock option to purchase 18,000 shares of common stock pursuant to the 1995 Long Term Incentive Plan at an exercise price of $3.00 per share. Options to purchase 3,600 shares vested on grant date and options to purchase an additional 3,600 such shares vest each year thereafter. The term of such option is five years.

(7) On October 20, 2000, the Company granted Mr. Turner an incentive stock option to purchase 5,000 shares of common stock pursuant to the 1995 Long Term Incentive Plan at an exercise price of $3.25 per share. Options to purchase 1,000 shares vest one year from the grant date and options to purchase an additional 1,000 such shares vest each year thereafter. The term of such option is ten years.

(8) On February 5, 1999, the Company granted Mr. Turner an incentive stock option to purchase 50,000 shares of common stock pursuant to the 1995 Long Term Incentive Plan at an exercise price of $3.00 per share. Options to purchase 10,000 shares vested on grant date and options to purchase an additional 10,000 such shares vest each year thereafter. The term of such option is five years.

Stock Options

The following table sets forth certain information concerning grants of stock options to the Named Executive Officers during the fiscal year ended December 31, 2000.

                        Option Grants in Fiscal Year 2000

                                    Number of Shares        Percent of Total         Exercise
                                   Underlying Options      Options Granted to       Price Per
                                         Granted            Employees in 2000         Share        Expiration Date
                                  ---------------------- ------------------------ --------------- ------------------
David A. Jenkins                         70,000                   28.8%               $2.20         December 2010
Chairman, President and Chief
Executive Officer

J. Randall Rolston                        6,222                   2.6%                $4.19          January 2010
Vice President, Sales

Joseph M. Turner                          5,000                   2.1%                $3.25         November 2010
Chief Financial Officer

C. Bryan Byrd                            50,000                   20.6%               $4.13            April 2010
Vice President, Engineering
and Manufacturing

Option Exercises and Holdings

The following table provides certain information with respect to the Named Executive Officers concerning the exercise of stock options during the fiscal year ended December 31, 2000 and the value of unexercised stock options held as of such date.

         Aggregated Option Exercises in 2000 and Year End Option Values

                                       Number of Shares Underlying Options     Value of Unexercised In the
                                              at December 31, 2000            Money Options at December 31,
                                                                                         2000 (1)
                                       ---------------------------------------------------------------------
Name                                     Exercisable       Unexercisable      Exercisable      Unexercisable
-------------------------------------------------------------------------------------------------------------
David A. Jenkins (2)                       127,000            39,000            $17,296            $752
Chairman, President
and Chief Executive Officer

J. Randall Rolston (3)                      62,319            43,096                 $0              $0
Vice President, Sales

Joseph M. Turner (3)                        20,000            30,000                 $0              $0
Chief Financial Officer

C. Bryan Byrd (3)                           20,800            57,200            $ 8,580              $0
Vice President, Engineering
and Manufacturing

      During the fiscal year ended December 31, 2000, 698,500 options were exercised.

(1) Amounts calculated by subtracting the exercise price of the options from the market value of the underlying common stock using the closing sale price on the Nasdaq National Market of $2.188 per share on December 31, 2000.

(2) On August 31, 1995, the Company granted Mr. Jenkins a non-qualified stock option to purchase 96,000 shares of common stock at an exercise price of $2.00 per share (the "Jenkins NQSO"). Options to purchase 28,000 of the Jenkins NQSO shares became exercisable on the grant date and options to purchase 1,000 shares became exercisable each month thereafter. The term of the Jenkins NQSO option is ten years. On December 26, 2000, the Company granted Mr. Jenkins an incentive stock option to purchase 70,000 shares of common stock pursuant to the Company's 1995 Plan at an exercise price of $2.20 per share (the "Jenkins ISO"). Options to purchase 35,000 of the Jenkins ISO shares became exercisable upon the grant and options to purchase the remaining 35,000 Jenkins ISO shares became exercisable in January 2001. The term of such option is ten years.

(3)   See footnotes to prior table concerning compensation.

Compensation Plans and Other Arrangements

      1995 Long Term Incentive Plan

The Company's 1995 Long Term Incentive Plan (the "1995 Incentive Plan") was adopted by the Board of Directors and Shareholders in November 1995. On November 5, 1999, the Shareholders approved an amendment increasing the number of shares available under the Plan from 700,000 to 1,000,000. At December 31, 2000, options to purchase 815,560 shares were outstanding at exercise prices ranging from $1.75 to $4.25 per share. The 1995 Incentive Plan provides for grants of "incentive" and "non-qualified" stock options to employees of the Company. The 1995 Incentive Plan is administered by the Compensation Committee, which determines the optionees and the terms of the options granted, including the exercise price, number of shares subject to the options and the exercisability thereof. The 1995 Incentive Plan will terminate on November 30, 2005, unless earlier terminated by the Board of Directors.

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

      1995 Director Option Plan

The Company's 1995 Director Option Plan was adopted by the Board of Directors and the shareholders in November 1995. A total of 360,000 shares of common stock of the Company are available for issuance under the 1995 Director Option Plan and options to purchase 180,000 shares were outstanding as of December 31, 2000. The 1995 Director Option Plan provides for grants of "director options" to eligible directors of the Company and for grants of "advisor options" to eligible members of the Scientific Advisory Board. Director options and advisor options become exercisable at the rate of 1,000 shares per month, commencing with the first month following the date of grant for so long as the optionee remains a director or advisor, as the case may be. The 1995 Director Option Plan is administered by the Plan Committee of the Company, which determines the optionees and the terms of the options granted, including the exercise price and the number of shares subject to the options. The 1995 Director Option Plan will terminate on November 30, 2005, unless earlier terminated by the Board of Directors.

Compensation of Directors

During 2000, no directors of the Company received cash or other compensation for services on the Board of Directors or any committee thereof. The directors are reimbursed for their reasonable travel expenses incurred in performance of their duties as directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Based upon information available to the Company, the following table sets forth certain information regarding beneficial ownership of common stock of the Company as of March 28, 2000, by (i) each of the Company's directors, (ii) the Named Executive Officers, (iii) all directors and executive officers as a group and (iv) each person known to the Company to beneficially own more than five percent of the Company's common stock. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

                                                          Shares of Common Stock
    Name and Address of Beneficial Owner                  Beneficially Owned (1)
-------------------------------------------------------------------------------

David A. Jenkins (2)                                      3,342,400        23.1%
Chairman of the Board
President and Chief Executive Officer
100 Stierli Court - Suite 107
Mount Arlington, NJ 07856

Cardiac Capital, LLC (3)                                  2,250,000        15.6%
2170 Piedmont Road, N.E
Atlanta, Georgia 30324

EGS Private Healthcare Partnership, LP (4) (5)            1,312,000         9.4%
350 Park Avenue
New York, NY 10022

EGS Private Healthcare Counterpart, LP (5) (6)              187,500         1.4%
350 Park Avenue
New York, NY 10022

H & Q Healthcare Investors (7)                              645,000         4.7%
50 Rowes Wharf
Boston, MA 02110-6679

H & Q Life Sciences Investors (7)                           430,000         3.2%
50 Rowes Wharf
Boston, MA 02110-6679

Dimensional Fund Advisors Inc. (8)                          616,400         4.5%
1299 Ocean Avenue, 11th Floor
Santa Monica, CA 90401

Medtronic, Inc.                                             458,000         3.4%
7000 Central Avenue NE
Minneapolis, MN 55432

David W. Mortara, Ph.D. (9)                                 188,000         1.4%
Director
7865 North 86th Street
Milwaukee, WI 53224

Darryl D. Fry (10)                                          133,000         1.0%
Director
100 Stierli Court - Suite 107
Mount Arlington, NJ 07856

J. Randall Rolston (11)                                     126,475           *
Vice President, Sales and Marketing
100 Stierli Court - Suite 107
Mount Arlington, NJ 07856

John E. Underwood (12)                                       33,000           *
Director
c/o Proteus International
Crossroads Plaza
Mahwah, NJ 07430

Joseph M. Turner (13)                                        30,000           *
Chief Financial Officer
100 Stierli Court - Suite 107
Mount Arlington, NJ 07856

C. Bryan Bryd (14)                                           92,800           *
Vice President, Engineering and Operations
100 Stierli Court - Suite 107
Mount Arlington, NJ 07856

All Named Executive Officers and directors as             3,945,675        26.7%
a group (7 persons) (15)

* Represents beneficial ownership of less than one percent of the common stock.

(1) Applicable percentage ownership as of March 28, 2001 is based upon 13,648,167 shares of common stock outstanding. Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended. Under Rule 13d-3, shares issuable within 60 days upon exercise of outstanding options, warrants, rights or conversion privileges ("Purchase Rights") are deemed outstanding for the purpose of calculating the number and percentage owned by the holder of such Purchase Rights, but not deemed outstanding for the purpose of calculating the percentage owned by any other person. "Beneficial ownership" under Rule 13d-3 includes all shares over which a person has sole or shared dispositive or voting power.

(2) Includes 165,000 shares issuable upon exercise of fully vested options. Also includes 1,500,000 shares of common stock issued, and 750,000 warrant shares issuable, in connection with the Private Placement Financing. Mr. Jenkins will own such shares indirectly as a 50% owner of Cardiac Capital, LLC, the record owner of the shares; as such, Mr. Jenkins disclaims beneficial ownership of one-half of such shares of common stock and warrant shares. Also includes 160,000 shares held by Mr. Jenkins as trustee for the Dalin Class Trust, 42,500 shares held by Mr. Jenkins' wife and 20,000 shares held by Mr. Jenkins wife as custodian for his children. Mr. Jenkins disclaims beneficial ownership of 42,500 shares held by his wife and 20,000 shares held by his wife as custodian for his children.

(3) Includes 1,500,000 shares of common stock issued, and 750,000 warrant shares issuable, in connection with the Private Placement Financing, owned of record by Cardiac Capital, LLC, a limited liability company which is owned by Rollins Investment Fund and David A. Jenkins in equal proportion. Cardiac Capital disclaims beneficial ownership of securities beneficially owned by David A. Jenkins; see footnote (1) above. The Rollins Investment Fund is a general partnership of which R. Randall Rollins and Gary W. Rollins are partners. Each of Rollins Investment Fund, R. Randall Rollins and Gary W. Rollins disclaim beneficial ownership of one-half of the shares of common stock and warrant shares owned of record by Cardiac Capital.

(4)   Includes 306,250 shares issuable upon exercise of warrants.

(5) EGS Private Healthcare Partnership, LP and EGS Private Healthcare Counterpart, LP share certain common management and ownership.

(6)   Includes 43,750 shares issuable upon exercise of warrants.

(7) H & Q Life Sciences Investors and H & Q Healthcare Investors share certain common management and ownership.

(8) Dimensional Fund Advisors Inc., a registered investment advisor, furnishes investment advice to 4 investment companies registered under the Investment Company Act of 1940, as amended, and serves as investment manager to certain other commingle group trusts and separate accounts. These investment companies, trusts and accounts are the "Funds". In such capacity, Dimensional possesses voting and/or investment power over the securities that are owned by the Funds. All securities reported are owned by the Funds. Dimensional disclaims beneficial ownership of such securities.

(9)   Includes 60,000 shares issuable upon exercise of fully vested options.

(10)  Includes 18,000 shares issuable upon exercise of fully vested options.

(11)  Includes 66,063 shares issuable upon exercise of fully vested options.

(12)  Includes 33,000 shares issuable upon exercise of fully vested options.

(13)  Includes 20,800 shares issuable upon exercise of fully vested options.

(14)  Includes 10,800 shares issuable upon exercise of fully vested options.

(15) Includes 1,123,663 shares issuable upon exercise of fully vested options and warrants.

Item 12. Certain Relationships and Related Transactions.

The Company purchases certain components for the EP-WorkMate(R) and ALERT(R) Companion from Mortara Instrument, Inc. Dr. David W. Mortara, a director of the Company, is also a Director and shareholder of Mortara Instrument. The approximate value of products purchased from Mortara Instrument was $1,087,000 and $971,000 in 2000 and 1999, respectively. We believe that each of the transactions with Mortara Instrument were entered into on terms and at prices no less favorable than the Company could have received from an unaffiliated party.

In November 2000, the Company completed a debt financing with Medtronic Asset Management, Inc., an affiliate of Medtronic, Inc. ("Medtronic"), which provided an aggregate of $3.2 million of which approximately $2.3 million was utilized to repay outstanding amounts on the Company's revolving credit facility with our bank. The transaction is evidenced by a note purchase agreement and secured promissory note bearing interest at two percentage points over the prime rate quoted by Wells Fargo Bank Minnesota, N.A. The principal and all accrued interest on the note are to be repaid on November 15, 2003 and the note is secured by a pledge of certain shares of stock owned by David A. Jenkins, the Company's President and Chief Executive Officer and a director and shareholder thereof, in a privately-held company. Medtronic is also a shareholder of the Company. See "Item 11. Security Ownership of Certain Beneficial Owners and Management" above. As part of the transaction, Medtronic agreed to subordinate its rights to repayment from the Company to existing rights of the Company's bank.

On March 28, 2001, we completed the Private Placement Financing of 1,625,000 shares of our common stock and 812,500 warrant shares to two investors. Included among the investors is Cardiac Capital, LLC, a Georgia limited liability company, of which our Chairman of the Board, President and Chief Executive Officer and a shareholder of the Company, David A. Jenkins, is a 50% owner. The aggregate amount of the new shares, which potentially may be issued in the Private Placement Financing, is in excess of 20% of the outstanding common stock of EP MedSystems assuming all warrants are exercised. The consummation of the transaction has provided the Company with over $3,000,000 in working capital after expenses and may result in additional funds if warrants are exercised.

Cardiac Capital, LLC and David A. Jenkins have a very substantial ownership interest in the Company and may be in a position to control the Company's management and operations as a result of such ownership interest. David A. Jenkins and Rollins Investment Fund, the other 50% owner in Cardiac Capital, have entered into a letter agreement pursuant to which Mr. Jenkins has agreed that he shall forebear from selling any shares of common stock of the Company owned by him, and shall cause his spouse, lineal descendants and any trust for the benefit of any of them to similarly forbear from selling any shares of common stock of the Company owned by any of them in the first year following the closing without the prior written consent of Rollins Investment Fund. The letter agreement further provides that notwithstanding any provision to the contrary contained in the Operating Agreement of Cardiac Capital, the decision of Cardiac Capital to exercise its registration rights after the first anniversary of the closing may be made by Rollins Investment Fund in its sole judgment and without the consent of Mr. Jenkins.

On May 23, 2000, the Company made a loan of $100,000 to C. Bryan Byrd, the Company's Vice President, Engineering and Operations, to finance his exercise of fully vested options. The loan is a recourse loan bearing interest at the Federal Fund rate and is secured by a pledge of 50,000 shares of the Company's common stock owned by Mr. Byrd. Principal and interest are due and payable on May 23, 2003.

Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits

The exhibits required to be filed as part of this Annual Report on Form 10-KSB are listed in the Index to Exhibits appearing on page E-1 hereof.

(b) Reports on Form 8-K

The Company did not file a Current Report on Form 8-K during the last quarter of the period covered by this Annual Report on Form 10-KSB. The Company filed a Current Report on Form 8-K, dated February 23, 2001 which, under "Item 5. Other Events" thereunder, reported the execution of the Common Stock and Warrant Purchase Agreement prior to its amendment relative to the Private Placement Financing.

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 30, 2001                     EP MedSystems, Inc.

                                          By: s/ David A. Jenkins
                                              -------------------
                                          David A. Jenkins, Chairman of the
                                          Board, President and Chief
                                          Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 30, 2001                     s/ David A. Jenkins
                                          --------------------
                                          David A. Jenkins, Chairman of the
                                          Board, President and Chief
                                          Executive Officer
                                          (Principal Executive Officer)

                                          s/ Joseph M. Turner
                                          -------------------
                                          Joseph M. Turner, Chief Financial
                                          Officer and Secretary
                                          (Principal Accounting Officer)

                                          s/ John E. Underwood
                                          --------------------
                                          John E. Underwood, Director

                                          s/ David W. Mortara
                                          -------------------
                                          David W. Mortara, Director

                                          s/ Darryl Fry
                                          -------------
                                          Darryl Fry, Director

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Financial Statements                                                    Page
                                                                            ----

      Report of Independent Accountants                                      F-2

      Consolidated Balance Sheets as of December 31, 2000 and 1999           F-3

      Consolidated Statements of Operations for the years ended
      December 31, 2000 and 1999                                             F-4

      Consolidated Statements of Changes in Shareholders' Equity
      for the years ended December 31, 2000 and 1999                         F-5

      Consolidated Statements of Cash Flows for the years ended
      December 31, 2000 and 1999                                             F-6

      Notes to Consolidated Financial Statements                             F-7

         The accompanying notes are an integral part of these statements

                        Report of Independent Accountants

To the Board of Directors and
Shareholders of EP Medsystems, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of EP MedSystems, Inc. and its subsidiaries (the "Company") at December 31, 2000 and December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the Consolidated Financial Statements, the Company has experienced recurring losses from operations and is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.



PricewaterhouseCoopers, LLP
March 20, 2001

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                               December 31,
                 ASSETS                                    2000            1999
                                                       ------------    ------------
Current assets:
   Cash and cash equivalents                           $    302,279    $  2,006,731
   Accounts receivable, net of allowances for
      doubtful accounts of $49,022 and $95,528            2,511,649       2,933,963
   Inventories, net of reserves                           2,377,402       1,888,103
   Prepaid expenses and other current assets                 88,992         253,909
                                                       ------------    ------------
          Total current assets                            5,280,322       7,082,706

Property, plant and equipment, net                        2,530,427       2,055,355
Intangible assets, net                                      455,027         501,719
Other assets                                                151,168          22,923
                                                       ------------    ------------
          Total assets                                 $  8,416,944    $  9,662,703
                                                       ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                                       $    914,100    $    995,273
Payables due to related parties                                  75         329,912
Accrued expenses                                            511,334         665,327
Deferred warranty revenue and customer deposits              95,870          63,760
Current portion of notes payable                            814,237          44,374
                                                       ------------    ------------
     Total current liabilities                            2,335,616       2,098,646
Deferred warranty - non-current                             102,750         107,990
Notes payable, less current portion                       2,041,665         466,667
                                                       ------------    ------------
          Total liabilities                               4,480,031       2,673,303
                                                       ------------    ------------
Commitments and contingencies (See Notes 1, 4 and 9)
Shareholders' equity:
  Preferred Stock, no par value, 5,000,000 shares
     authorized, no shares issued and outstanding                --              --
  Common stock, $.001 stated value, 25,000,000
     shares authorized, 12,023,167 and 11,084,417
     shares issued and outstanding in 2000 and 1999          12,023          11,084
  Additional paid-in capital                             26,409,408      24,626,713
  Accumulated deficit                                   (22,484,518)    (17,648,397)
                                                       ------------    ------------
          Total shareholders' equity                      3,936,913       6,989,400
                                                       ------------    ------------
          Total liabilities and shareholders' equity   $  8,416,944    $  9,662,703
                                                       ============    ============

        The accompanying notes are an integral part of these statements.

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                       2000            1999
                                                   ------------    ------------
Net sales                                          $  9,760,495    $ 10,853,967
Cost of products sold                                 4,433,211       4,978,652
                                                   ------------    ------------
          Gross profit                                5,327,284       5,875,315

Operating costs and expenses:
   Sales and marketing expenses                       5,144,026       4,812,743
   General and administrative expenses                2,265,705       2,162,229
   Research and development expenses                  2,787,530       2,214,778
                                                   ------------    ------------
          Loss from operations                       (4,869,977)     (3,314,435)
Interest expense                                       (105,645)        (49,706)
Other income, net                                       139,501         150,703
                                                   ------------    ------------
          Net loss                                 $ (4,836,121)   $ (3,213,438)
                                                   ============    ============

Basic and diluted net loss per share               $      (0.41)   $      (0.31)
                                                   ============    ============

Weighted average shares outstanding used to
compute basic and diluted loss per share             11,788,478      10,250,631
                                                   ============    ============

        The accompanying notes are an integral part of these statements.

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                       Common         Common        Additional
                                        Stock          Stock         Paid-in
                                       Shares         Amount         Capital          Deficit          Total
                                    ------------   ------------    ------------    ------------    ------------
Balance, January 1, 1999               9,872,417   $      9,872    $ 21,432,374    $(14,434,959)   $  7,007,287

Issuance of common stock in
connection with private placement
                                       1,135,000          1,135       2,317,356              --       2,318,491

Issuance of Warrants in
connection with private placement
                                              --             --         713,636              --        713, 636

Issuance of common stock upon
exercise of stock options                 77,000             77         153,923              --         154,000

Foreign currency translation                  --             --           9,424              --           9,424

Net loss                                      --             --              --      (3,213,438)     (3,213,438)
                                    ------------   ------------    ------------    ------------    ------------

Balance, December 31, 1999            11,084,417   $     11,084    $ 24,626,713    $(17,648,397)   $  6,989,400
                                    ------------   ------------    ------------    ------------    ------------

Issuance of common stock in
connection with exercise of
warrants                                 205,250   $        205    $    718,170              --    $    718,375

Receivable from executive officer
                                              --             --        (100,000)             --        (100,000)

Issuance of common stock upon
exercise of stock options                698,500            699       1,031,282              --       1,031,981

Issuance of common stock                  35,000             35         141,215              --         141,250

Foreign currency translation                  --             --          (7,972)             --          (7,972)

Net loss                                      --             --              --      (4,836,121)     (4,836,121)
                                    ------------   ------------    ------------    ------------    ------------

Balance, December 31, 2000            12,023,167   $     12,023    $ 26,409,408    $(22,484,518)   $  3,936,913
                                    ============   ============    ============    ============    ============

        The accompanying notes are an integral part of these statements.

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                              2000           1999
                                                                          -----------    -----------
Cash flows from operating activities:
  Net loss                                                                $(4,836,121)   $(3,213,438)
  Adjustments to reconcile net income to net cash
   used in operating activities:
     Depreciation and amortization                                            792,811        482,933
     Bad debt expense                                                          50,694             --
     Issuance of stock in settlement                                          100,000             --
   Changes in assets and liabilities:
      Decrease (increase) in accounts receivable                              371,620       (628,465)
      (Increase) in inventories                                              (489,299)      (403,112)
      Decrease (increase) in prepaid expenses and
       other current assets                                                   164,917       (102,014)
      (Increase) in other assets                                             (128,245)        (3,500)
      (Decrease) increase in due to related parties                          (329,837)       141,123
      (Decrease) increase  in accounts payable                                (81,173)       238,909
      (Decrease) increase in accrued expenses, deferred revenue and
       customer deposits                                                      (97,883)       109,974
                                                                          -----------    -----------
          Net cash used in operating activities                            (4,482,516)    (3,377,590)
                                                                          -----------    -----------
Cash flows from investing activities:
   Maturities of investments                                                       --        729,351
   Capital expenditures                                                    (1,174,325)    (1,330,360)
   Patent costs                                                               (48,527)       (34,390)
                                                                          -----------    -----------
          Net cash used in investing activities                            (1,222,852)      (635,399)
                                                                          -----------    -----------
Cash flows from financing activities:
   Borrowings under term notes payable, net of payments                     1,589,000        500,662
   Borrowing under revolving line of credit                                   761,560             --
   Net proceeds from issuance of common stock, net of offering expenses       718,375      3,032,127
   Proceeds from exercise of stock options                                    931,981        154,000
                                                                          -----------    -----------
          Net cash provided by financing activities                         4,000,916      3,686,789
                                                                          -----------    -----------
Net (decrease) in cash and cash equivalents                                (1,704,452)      (326,200)
Cash and cash equivalents, beginning of period                              2,006,731      2,332,931
                                                                          -----------    -----------
Cash and cash equivalents, end of period                                  $   302,279    $ 2,006,731
                                                                          ===========    ===========

Supplemental cash flow information:
Cash paid for interest                                                      $79,562        $49,710

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

The consolidated financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had incurred net losses of approximately $4.8 million and $3.2 million for the years ended December 31, 2000 and 1999, respectively, and expects to incur costs and expenses in excess of revenues as it continues to execute its business strategy. The Company has limited financial resources available to support its ongoing operations, fund its product development and market new technology, and pay its obligations as they become due.

The factors noted in the above paragraph raise substantial doubt concerning the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its shareholders, creditors, and its ability to close debt or equity transactions. Management is in the process of seeking for additional financing. There is no assurance, however, that the Company will be able to identify or close a financing transaction, or that any such transactions will provide sufficient resources to support the Company until it generates sufficient cash flow to fund its operations.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of EP MedSystems, Inc. and its wholly owned subsidiaries, EP MedSystems UK Ltd. ("EP MedSystems UK"), EP MedSystems France S.A.R.L. and ProCath Corporation d/b/a EP MedSystems. All material intercompany accounts and transactions have been eliminated in consolidation.

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

The Company's customer base for its products is primarily comprised of hospitals and distributors throughout the United States and abroad. On certain transactions, the Company may require payment in advance or an issuance of an irrevocable letter of credit. The Company believes that its terms of sale provide adequate protection against significant credit risk with respect to trade accounts receivable.

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

Intangible Assets

Goodwill is a result of the purchase of certain assets, including the Company's West Berlin, NJ facility. Goodwill is being amortized by the straight-line method over 15 years and is included in intangible assets. Unamortized goodwill as of December 31, 2000 and 1999 amounted to $393,000 and $445,000, respectively.

Registration and legal fees associated with patent filings are capitalized and amortized over three years. Management reviews these assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets might not be recoverable. The Company has determined that, as of December 31, 2000, no such assets have been impaired.

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

Comprehensive Income

For the years ended December 31, 2000 and 1999, the Company's comprehensive income approximated net income, except for the foreign currency translation adjustment. The Company's foreign operations are translated to U.S. dollars using current exchange rates with translation adjustments accumulated in shareholders' equity

Use of Estimates

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

Recently Issued Accounting Standards

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS No. 133) will be effective for the Company in the first quarter of fiscal 2001 and establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 2000, the Financial Accounting Standards Board ("FASB") issued FAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" as an amendment to FAS No, 133. This statement provides clarification with regard to certain implementation issues under FAS no. 133 on specific types of hedges. The adoption of FAS No. 133 did not have a material effect on the Company's financial statements.

In September 2000, the FASB issued No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. We do not expect that the adoption of SFAS No. 140 will have a material impact on our results of operations, financial position or cash flows.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." This SAB summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The guidance accounting and disclosures discussed in SAB 101 did not have a material impact on the Company's financial statements.

3. EchoCath License

During February 1997, the Company licensed the rights to several ultrasound technologies from EchoCath, Inc. ("EchoCath") for use in the field of electrophysiology. The agreement called for the Company to make milestone payments of up to $700,000, in four installments, as certain development milestones and initial sales are achieved on the EchoMark(TM) and EchoEye(TM) technologies. One of the milestones called for a $400,000 payment payable upon the completion of a development program for the EchoEye(TM). This milestone was only payable in the event that the development was completed by September 30, 1998. To the best of the Company's knowledge, the milestone was not achieved and no milestone payments are accrued or payable to EchoCath at December 31, 2000. See Note 8.

4. Related Party Transactions

The Company purchases certain components for the EP WorkMate(R) and ALERT(R) Companion from Mortara Instrument, Inc. Dr. David W. Mortara, a director of the Company, is also a Director and shareholder of Mortara Instrument, Inc. The approximate value of products purchased from Mortara Instrument was $1,087,000 and $971,000, in 2000 and 1999, respectively.

On November 15, 2000, the Company completed a debt financing in the amount of $3.2 million, with Medtronic Asset Management, Inc., an affiliate of Medtronic, Inc. ("Medtronic"), a shareholder in the Company, receiving $1.6 million at closing and $1.6 million at January 17, 2001. Approximately $2.3 million was utilized to repay outstanding amounts on the Company's revolving credit facility with its bank. The note to Medtronic bears interest at the prime rate plus 2%. The principal and all accrued interest on the note are to be repaid on November 15, 2003 and the note is secured by a pledge of certain shares of stock owned by David Jenkins, the Company's President and Chief Executive Officer and a director and shareholder thereof, in a privately-held company. See Note 9.

The Company loaned $100,000 to one of its officers to finance his exercise of fully vested options. This recourse loan bears interest at the Federal Fund rate and is collateralized by 50,000 shares of the Company's common stock. Principal and any accrued interest shall be due and payable on May 23, 2003.

5. Inventories

Inventories consist of the following:

                                                      December 31,
                                                 2000              1999
                                              ----------        ----------
      Raw materials                           $1,144,526        $1,304,330
      Work in progress                           426,476            31,564
      Finished goods                             806,400           552,209
                                              ----------        ----------
                                              $2,377,402        $1,888,103
                                              ==========        ==========

6. Property and Equipment

Property and equipment consist of the following:

                                                      December 31,
                                                  2000            1999
                                              -----------     -----------
      Land                                    $    69,738     $    69,738
      Buildings and improvements                  967,325         849,246
      Leasehold improvements                      129,332         129,332

      Machinery and equipment                   2,810,232       1,606,703
      Furniture and Fixtures                      235,715         377,972
                                              -----------     -----------
                                              $ 4,212,342     $ 3,032,991
      Less: accumulated depreciation           (1,681,915)       (977,636)
                                              -----------     -----------
                                              $ 2,530,427     $ 2,055,355
                                              ===========     ===========
In February 1999, the Company purchased the remaining 7,500 square feet of manufacturing space at its West Berlin, NJ facility for an aggregate purchase price of $400,000 (see Note 10) for a total of 15,000 square feet.

7. Intangible Assets

Intangible assets consist of the following:

                                                       December 31,
                                                    2000           1999
                                                 ---------      ---------
      Goodwill                                   $ 774,099      $ 774,099
      Other                                        151,447        106,356
                                                 ---------      ---------
                        Total                      925,546        880,455
      Less: accumulated amortization              (470,519)      (378,736)
                                                 ---------      ---------
                                                 $ 455,027      $ 501,719
                                                 =========      =========

8. Commitments and Contingencies

Operating Leases

The Company currently has various operating leases for office facilities. Approximately 8,800 square feet of office and manufacturing space is leased through October 2002 in the United States. EP MedSystems UK leases 945 square feet of office and storage space in London, England through January 2000. The Company also leases 1,350 square feet in France. The total rent expense associated with the office leases was approximately $132,000 and $111,000 in 2000 and 1999, respectively. Additionally, the Company also leases certain office equipment for periods extending through December 2003.

The future aggregate commitment for minimum rentals as of December 31, 2000is as follows:

                    2001                      $ 147,000
                    2002                      $ 131,000
                    2003                      $  26,000

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

EchoCath filed an answer to the complaint, denying the allegations and asserting a counterclaim against the Company seeking its costs and expenses in the action. EchoCath also filed a motion to dismiss the complaint. During October 1998, the complaint was dismissed by the District Court and EchoCath's counterclaim for attorney fees was denied. The Company argued an appeal on December 8, 1999 and is awaiting the decision of the United States Court of Appeals for the Third Circuit. At this time, the Company cannot determine the outcome of the litigation and as a result, no amount has been accrued at December 31, 2000.

9. Note payable

On November 15, 2000, the Company completed a debt financing in the amount of $3.2 million, with Medtronic Approximately $2.3 million was utilized to repay outstanding amounts on the Company's revolving credit facility with its bank. The note to Medtronic bears interest at the prime rate plus 2%. The principal and all accrued interest on the note are to be repaid on November 15, 2003 and the note is secured by a pledge of certain shares of stock owned by David Jenkins, the Company's President and Chief Executive Officer and a director and shareholder thereof, in a privately-held company. The debt financing is subordinate to existing rights of the Company's senior lender, Fleet National Bank. The Company received $1.6 million at closing and $1.6 million on January 17, 2001. This debt financing is subordinate to existing rights of the Company's senior lender, Fleet National Bank.

During March 1999, the Company entered into a $500,000 Term Loan Agreement with a bank, maturing December 31, 2004. The purpose of the term note was to fund the purchase of 7,500 square feet of manufacturing and warehouse space at its West Berlin, NJ facility and building improvements. Interest on the term note is payable monthly in arrears at either the prime rate plus 3/4% or LIBOR plus 3 1/4%. Principal became payable commencing January 2000 in 48 equal monthly installments under a 15 year amortization schedule with a balloon payment due in December 2004. In addition, the Company entered into a $2 million Revolving Credit Facility expiring March 31, 2001. The proceeds of the revolver were intended to fund working capital purposes. The amounts outstanding on the revolving credit facility were repaid in January 2001, utilizing the funds received from the Medtronic debt financing described above at which time the facility was terminated.

The Company is required to maintain certain financial ratios, and meet certain net worth and indebtedness tests. The debt is collateralized by a first priority lien on all corporate assets. The agreement also prohibits the Company from incurring certain additional indebtedness, limits investments, advances or loans and restricts substantial asset sales, capital expenditures and cash dividends. At September 30, and December 31, 2000, the Company was not in compliance with certain financial ratios of the bank debt. The Company received a waiver from the bank in consideration of the repayment of approximately, $2.3 million outstanding on the Company's revolving credit facility using the funds obtained from the Medtronic debt financing. The credit facility, which was originally scheduled for termination in March 2001, was terminated in January 2001, and was not replaced by another facility.

10. Shareholders' Equity

Preferred Stock

The Company is authorized to issue 5,000,000 shares of undesignated preferred stock, no par value per share. The Board of Directors has the authority to issue preferred stock in one or more classes, to fix the number of shares constituting a class and the stated value thereof, and to fix the terms of any such class, including dividend rights, dividend rates, conversion or exchange rights, voting rights, rights and terms of redemption, the redemption price and the liquidation preference of such shares or class. At December 31, 2000 and 1999, the Company had no shares of preferred stock outstanding.

Common Stock

The Company is authorized to issue 25,000,000 shares of common stock, no par value, $.001 stated value per share, of which a total of 12,023,167 and 11,084,417 shares were outstanding at December 31, 2000 and 1999, respectively.

In October 2000, the Company issued 25,000 shares of its common stock to one of its former distributors in connection with the settlement of certain litigation which had been commenced by the Company earlier in the year. The Company had sought monetary damages for alleged breach of a distributorship agreement. The action was voluntarily dismissed pursuant to a settlement agreement whereby the parties mutually released their claims against each other.

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

11. Stock Compensation Plans

1995 Long Term Incentive Plan

The Company's 1995 Long Term Incentive Plan (the "1995 Incentive Plan") was adopted by the Board of Directors and shareholders in November 1995. On November 5, 1999, the Shareholders approved an amendment increasing the number of shares available under the

Plan from 700,000 to 1,000,000. At December 31, 2000, options to purchase 815,560 shares were outstanding at exercise prices ranging from $1.75 to $4.25 per share. The 1995 Incentive Plan provides for grants of "incentive" and "non-qualified" stock options to employees of the Company. The 1995 Incentive Plan is administered by the Compensation Committee, which determines the optionees and the terms of the options granted, including the exercise price, number of shares subject to the options and the exercisability thereof. The 1995 Incentive Plan will terminate on November 30, 2005, unless terminated earlier by the Board of Directors.

During 2000, the Company issued options to purchase 242,713 shares of common stock under the 1995 Incentive Plan. The exercise prices of these options range from $2.20 to $4.25 per share. The options granted in 2000 have terms of ten years and vest over varying periods.

1995 Director Option Plan

The Company's 1995 Director Option Plan (the "1995 Director Plan") was adopted by the Board of Directors and the shareholders in November 1995. A total of 360,000 shares of common stock of the Company are available for issuance under the 1995 Director Plan and options for 180,000 shares of common stock, at exercise prices ranging from $2.00 to $3.00 per share, are outstanding as of December 31, 2000. The 1995 Director Plan provides for grants of director options to eligible directors of the Company and for grants of advisor options to eligible members of the Scientific Advisory Board of the Company. Each of the director options and the advisor options are exercisable at the rate of 1,000 shares per month, commencing with the first month following the date of grant. The terms of these options are five years. The 1995 Director Plan will terminate on November 30, 2005, unless terminated earlier by the Board of Directors.

For the years ended December 2000 and 1999, non-employee holders of non-plan stock options exercised their options to purchase 614,500 and 77,000 shares, respectively, of Company common stock at prices ranging from $0.10 to $2.00 per share.

At December 31, 2000 and 1999, the Company had 1,162,560 and 1,738,347 shares, respectively, of common stock reserved for stock options under all plans. All stock options granted by the Company, were granted at exercise prices not less than the current fair market value of the Company's Common Stock on the date of grant, as determined by the Board of Directors or the fair market value on the date of grant for options issued after the Company's initial public offering.

Information relating to stock options is as follows:

                                                                               Option                 Weighted
                                                       Number of                Price                  Average
                                                        Options                 Range              Exercise Price
                                                   -----------------    --------------------    --------------------
Outstanding at January 1, 1999                            1,754,110           $0.10 - $3.00                   $2.12
     Granted                                                202,737           $3.00 - $3.75                   $3.06
     Exercised                                              (77,000)                  $2.00                   $2.00
Forfeited/expired                                          (141,500)          $2.00 - $3.00                   $1.87
                                                   -----------------    --------------------    --------------------
Outstanding at December 31, 1999                          1,738,347           $0.10 - $3.75                   $2.22
     Granted                                                242,713           $2.20 - $4.25                   $3.48
     Exercised                                             (698,500)          $0.10 - $3.00                   $1.48
     Forfeited/expired                                     (120,000)          $2.20 - $4.13                   $2.62
                                                   -----------------    --------------------    --------------------
Outstanding at December 31, 2000                          1,162,560           $1.33 - $4.25                   $2.88
                                                   =================    ====================    ====================
Exercisable at December 31, 2000                            648,722           $1.33 - $4.25                   $2.60
                                                   =================    ====================    ====================

The Company accounts for its stock options issued to employees and nonemployee directors based upon the "intrinsic value" method set forth in APB 25. Had compensation costs for the Company's stock option plans been determined consistent with SFAS 123, the Company's pro-forma net loss and loss per share for 2000 and 1999 would have been as follows:

                                                   2000           1999
                                               -----------    -----------
      Reported net loss                        ($4,836,121)   ($3,213,438)
                                               ===========    ===========

      Reported Basic/Diluted loss per
      share                                         ($0.41)        ($0.31)
                                               ===========    ===========

      Pro-forma net loss                       ($5,113,850)   ($3,394,622)
                                               ===========    ===========

      Pro-forma Basic/Diluted loss
      per share                                     ($0.43)        ($0.33)
                                               ===========    ===========

Under SFAS 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions in 2000 and 1999, respectively:

                                                     2000             1999
                                                     ----             ----
      Risk free interest rate                        6.08%            5.39%
      Expected life                                 5 years          5 years
       volatility                                     50%              50%
      Weighted average fair value of options
      granted during the year
                                                     $2.30            $1.49

12. Industry Segment and Geographic Information

The Company manages its business on the basis of one reportable segment--the manufacture and sale of cardiac electrophysiology products. The Company's chief operating decision makers use consolidated results to make operating and strategic decisions.

The following table sets forth product sales by geographic segment as of December 31,

                                                 2000              1999
                                             -----------       -----------
      United States                           $4,909,000        $6,936,000
      Europe/Middle East                       2,589,000         2,030,000
      Asia and Pacific Rim                     2,262,000         1,844,000
      Other                                           --            44,000
                                             -----------       -----------
                                              $9,760,000       $10,854,000
                                             ===========       ===========

Sales of the Company's cardiac electrophysiology devices and related catheters aggregated $8,469,000 and $1,291,000 in 2000 and $9,333,000 and $1,521,000 in
1999, respectively. The Company's long-lived assets are located in the U.S. No customer accounted for an excess of 10% of total sales during the years ended December 31, 2000 and 1999.

13. Employee Benefit Plan

During 1997, the Company established an employee 401(k)-salary deferral plan that allows contributions by all eligible full time employees. Eligible employees may contribute up to 15% of their respective compensation, subject to statutory limitations, and the Company may match a percentage of employee contributions at the discretion of the Board of Directors. During the years ended December 31, 2000 and 1999, no matching contributions were made to the plan.

14. Income Taxes

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the Company to recognize income tax benefits for the loss carryforwards which have not previously been recorded. As a result of losses incurred since the Company's inception, there is no provision for income taxes in the accompanying financial statements. At December 31, 2000 and 1999 the Company's net deferred tax assets are fully offset by a valuation allowance, and, to the extent that it is determined that such allowance is no longer required, the tax benefit of the remaining net deferred tax assets will be recognized in the future. The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets consist of the following:

                                                       December 31,
                                                   2000           1999
                                               -----------    -----------
      Allowance for doubtful accounts          $    18,000    $    39,000
      Inventory reserves                            30,000         51,000
      Intangible asset amortization                (12,000)       (12,000)
      Depreciation                                  19,000         33,000
      Accrued liabilities                           74,000        156,000
      Net operating loss carryforwards           8,343,000      5,325,000
      Research and development credit              218,000         67,000
      Write-down of EchoCath investment            560,000        560,000
      Write-off of note receivable                  43,000         43,000
      Deferred warranty income                      74,000         63,000
      Other                                         18,000         75,000
                                               -----------    -----------
                                                 9,347,000      6,400,000
      Less: Valuation allowance                 (9,347,000)    (6,400,000)
                                               -----------    -----------
                                               $        --    $        --
                                               -----------    -----------

On December 31, 2000 and 1999, the Company had approximately $21,698,000 and $13,312,000, respectively, of net operating loss carryforwards available to offset future income. These carry forwards expire between 2009 and 2015. Due to ownership changes that occurred, as defined by Section 382 of the Internal Revenue Code, the Company is limited to the use of net operating losses generated prior to the changes in ownership in each year following the changes in ownership.

The Company sold its New Jersey cumulative 1998 net operating loss for one of its statutory subsidiaries for $218,000. This amount is included in other income.

A reconciliation of the Company's effective tax rate is as follows:

                                                    Year ended December 31,
                                                        2000       1999
                                                       ------     ------

      Federal tax (benefit)                             (34.0%)    (34.0%)
      State tax benefit, net of
      Federal tax effect                                 (6.0)      (6.0)

      Valuation allowance                                40.0       40.0
                                                       ------     ------
                                                         --         --
                                                       ======     ======

15. Subsequent Event

On March 27, 2001, the Company's shareholders approved a transaction in which 1,625,000 shares of common stock were issued together with warrants to purchase an additional 812,500 shares of common stock. The consummation of the transaction has provided the Company with over $3,000,000 in working capital after expenses and may result in additional funds if warrants are exercised. Included among the investors is Cardiac Capital, LLC, a limited liability company, of which our Chairman of the Board, President and Chief Executive Officer and a shareholder of the Company, David A. Jenkins, is a 50% owner.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EP MEDSYSTEMS, INC.

/s/   David A. Jenkins                                         March 30, 2001
      ----------------                                         --------------
      David A. Jenkins, Chairman, President and
      Chief Executive Officer

In accordance with the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

      Signature                                                Date
      ---------                                                ----
/s/   David A. Jenkins                                         March 30, 2001
      ----------------                                         --------------
      David A. Jenkins, Chairman, President and
      Chief Executive Officer
      (Principal Executive Officer)

/s/   Joseph M. Turner                                         March 30, 2001
      ----------------                                         --------------
      Joseph M. Turner, Chief Financial Officer
      and Secretary (Principal Accounting Officer)

/s/   David W. Mortara, Ph.D.                                  March 30, 2001
      -----------------------                                  --------------
      David W. Mortara, Ph.D.
      Director

/s/   Darryl D. Fry                                            March 30, 2001
      -------------                                            --------------
      Darryl D. Fry
      Director

/s/   John E. Underwood                                        March 30, 2001
      -----------------                                        --------------
      John E. Underwood
      Director

Index to Exhibits
-----------------

      Exhibit     Description
      Number

         3.1      Amended and Restated Certificate of Incorporation (1)

         3.2      Bylaws, as amended (1)

         4.1 Common Stock Purchase Agreement, dated April 9, 1998, between the Company and each of the Selling Security Holders (4)4.2 Registration Rights Agreement, dated April 9, 1998, between the Company and each of the Selling Security Holders (4)

         4.3 Form of Common Stock and Warrant Purchase Agreement, dated as of August 31, 1999, between the Company and the Purchasers (including Exhibit A: Form of Registration Rights Agreement and Exhibit B: Form of Warrant) (7)

         4.4 Replacement Warrant, dated as of February 15, 2000, between the Company and the Purchasers (including Amendment to Registration Rights Agreement and Form of Replacement Warrant)

         4.5 Amended and Restated Common Stock and Warrant Purchase Agreement, dated as of February 16, 2001, between the Company and the Purchasers (including Exhibit A: Form of Registration Rights Agreement and Exhibit B: Form of Warrant) (8)

         4.6 Registration Rights Agreement, dated March 28, 2001, between the Company and the Purchasers identified therein

         4.7 Warrant, dated March 28, 2001, issued by the Company to Cardiac Capital, LLC

         4.8      Warrant, dated March 28, 2001, issued by the Company to Texada
                  Trust

         10.1*    1995 Director Option Plan (1)

         10.2 License Agreement, dated as of November 1, 1995, between the Company and Dr. Eckhard Alt, as amended (1)

         10.3 License Agreement, dated as of November 1, 1995, between the Company and Sanjeev Saksena (1)

         10.4 Investment Agreement, dated April 22, 1994, among the Company, David Jenkins, Anthony Varrichio, William Winstrom and American Medical Electronics, Inc. (1)

         10.5 Master Manufacturing Agreement, dated April 16, 1996, between the Company and Hi Tronics Designs, Inc. (1)

         10.6 Exclusive License Agreement, dated February 27, 1997, between the Company and EchoCath, Inc. (2)

         10.7 Subscription Agreement, dated February 27, 1997, between the Company and EchoCath, Inc. (2)

         10.8     Amended 1995 Long Term Incentive Plan (3)

         10.9 Agreement of Lease, dated August 25, 1997, between the Company and Provident Mutual Life Insurance Company, as landlord (5)

         10.10 Loan and Security Agreement, dated as of March 31, 1999, between the Company and Fleet National Bank (9)

         10.11 First Amendment and Waiver to Loan and Security Letter Agreement, dated as of January 12, 2001, between the Company and Fleet National Bank

         10.12 Note Purchase Agreement, dated as of November 15, 2000, between the Company and Medtronic Asset Management, Inc. (10)

         10.13 Secured Promissory Note, dated November 15, 2000, issued by the Company to Medtronic Asset Management, Inc. (10)

         10.14 Stock Pledge Agreement, dated as of November 15, 2000, between Medtronic Asset Management, Inc. and David Jenkins (10)

         10.15 Subordination Agreement, dated as of November 15, 2000, between Medtronic Asset Management, Inc. and Fleet National Bank (10)

         16       Letter of Changes in Registrant's Certifying Accountants (6)

         21       List of Subsidiaries

* Denotes management contract or compensatory plan or arrangement

1. Incorporated by reference from the Company's Registration Statement on Form SB-2 and Pre-Effective Amendments No. 1 and 2 thereto previously filed with the Commission.

2. Incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 previously filed with the Commission.

3. Incorporated by reference from the Company's Proxy Statement for the Annual Meeting of Shareholders held on October 30, 1997 previously filed with the Commission.

4. Incorporated by reference from the Company's Current Report on Form 8-K dated April 14, 1998 previously filed with the Commission.

5. Incorporated by reference from the Commission in connection with the Company's Form 10-KSB for the year ended December 31, 1997 previously filed with the Commission.

6. Incorporated by reference from the Company's Current Report on Form 8-K, dated August 25, 1998 previously filed with the Commission.

7. Incorporated by reference from the Company's Current Report on Form 8-K, dated August 31, 1999 previously filed with the Commission.

8. Incorporated by reference from the Company's Proxy Statement for the special meeting of shareholders held on March 27, 2001 previously filed with the Commission.

9. Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999 previously filed with the Commission.

10. Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000 previously filed with the Commission.