Form 10KSB/A
period 2000-12-31
EP MEDSYSTEMS INC
filed 2001-05-01
CIK 1012394

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB/A

                                 AMENDMENT NO. 1

      (Mark one)

|X|   Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of
      1934

      For the fiscal year ended: December 31, 2000

|_| Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from _________ TO ___________

Commission file number 0-28260

                               EP MedSystems, Inc.
                               -------------------
                 (Name of small business issuer in its charter)

            New Jersey                                   22-3212190
---------------------------------           ------------------------------------
  (State or Other Jurisdiction              (I.R.S. Employer Identification No.)
of Incorporation or Organization)

 100 Stierli Court, Mount Arlington, NJ                    07856
----------------------------------------                ----------
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

                                 |X| Yes |_| No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The issuer's revenues for the fiscal year ended December 31, 2000 were
$9,760,000

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

Transitional Small Business Disclosure Format (check one):

                                 |_| Yes |X| No

               Explanatory Note to Amendment No. 1 to Form 10-KSB

This Form 10-KSB/A, Amendment No. 1 to Form 10-KSB (the "Amendment"), amends the Annual Report on Form 10-KSB of EP MedSystems, Inc. for the period ended December 31, 2000 to provide new disclosure under "Item 1. Description of Business - General" relating to the status of the Pre-Market Approval application of EP MedSystems for its ALERT (R) System product and to update similar disclosures contained elsewhere in the Form 10-KSB (including in "Item
6. Management's Discussion and Analysis or Plan of Operation"), and to provide an additional exhibit.

            Cautionary Statement Regarding Forward-Looking Statements

In addition to historical information, this Amendment to the Annual Report on Form 10-KSB for EP MedSystems, Inc. (the "Company") contains forward-looking statements relating to such matters as anticipated financial and operational performance, business prospects, technological developments, results of clinical trials, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. We emphasize to you that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. When we use the words or phrases "believe," "anticipate," "expect," "intend," "will likely result," "estimate," "project" or similar expressions in this Amendment to the Annual Report on Form 10-KSB, we intend to identify such forward-looking statements, but they are not the exclusive means by which such statements are made. The forward-looking statements are only expectations and/or predictions which are subject to risks and uncertainties including the significant factors discussed in the Annual Report on Form 10-KSB under "Risk Factors" and general economic, market or business conditions, opportunities or lack of opportunities that may be presented to the Company, competitive actions, changes in laws and regulations and other matters discussed in the Form 10-KSB under the sections entitled "Item 1 - Business," "Item 3 - Legal Proceedings" and "Item 6 - Management's Discussion and Analysis or Plan of Operation."

We caution readers to review the cautionary statements set forth in this Amendment to the Annual Report on Form 10-KSB and in the Company's other reports filed with the Securities and Exchange Commission and caution that other factors may prove to be important in affecting the Company's business and results of operations. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Amendment. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this Amendment.

                                     Part I

Item l. Description of Business

General

As we have previously reported, the ALERT (R) System is a product developed by the Company for internal cardioversion of atrial fibrillation which uses a patented electrode catheter to deliver measured, variable, low-energy electrical impulses directly to the inside of the heart in order to convert atrial fibrillation to a normal heart rhythm. The ALERT (R) System is not approved for sale in the United States but we have completed clinical trials of over 150 patients and submitted our Pre Market Approval ("PMA") application to the United States Food and Drug Administration (the "FDA") on October 2, 2000, which application was accepted for filing on November 21, 2000. On April 3, 2001, we announced that we had received notification from the FDA regarding our PMA application. The notification, which is a routine step in the process of obtaining pre market approval, outlines questions, comments and deficiencies in the PMA application as filed and requests clarification and additional information. The notification further indicates that our response and submission of responsive documentation may extent the review period up to 180 days. We have scheduled a meeting with the FDA and we anticipate preparation of a formal response together with requested information to be submitted shortly after such meeting. After receipt of such responsive submission, the FDA will determine the completeness thereof and begin its final review. Due to the fact that review and verification of our submitted data is required, approval to sell the ALERT (R) System in the United States may take until the fourth quarter of 2001, if approved at all. The Company has Class III Design Examination Certification from the European notified body allowing us to label the ALERT (R) System with a CE Mark, an international symbol of adherence to quality assurance standards, design reviews and hazard analysis thereby allowing us to sell the ALERT (R) System in the European Community.

                                    Part III

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits

The exhibits required to be filed as part of Annual Report on Form 10-KSB are hereby amended to include the material contract set forth as Exhibit 10.16 on the Index to Exhibits appearing on page E-1 hereof.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

Date: April 30, 2001

                                          EP MedSystems, Inc.


                                          By: /s/ David A. Jenkins
                                              ------------------------------
                                          David A. Jenkins, Chairman of the
                                          Board, President and Chief
                                          Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 30, 2001                      /s/ David A. Jenkins
                                          ------------------------------------
                                          David A. Jenkins, Chairman of the
                                          Board, President and Chief
                                          Executive Officer
                                          (Principal Executive Officer)


                                          /s/ Joseph M. Turner
                                          ------------------------------------
                                          Joseph M. Turner, Chief Financial
                                          Officer and Secretary
                                          (Principal Accounting Officer)


                                          /s/ John E. Underwood
                                          ------------------------------------
                                          John E. Underwood, Director


                                          /s/ David W. Mortara
                                          ------------------------------------
                                          David W. Mortara, Director


                                          /s/ Darryl Fry
                                          ------------------------------------
                                          Darryl Fry, Director

Index to Exhibits

      Exhibit     Description
      Number

       10.16 Agreement, dated as of March 9, 1998, between ProCath Corporation and Allan Willis