Form 10QSB
period 2001-03-31
EP MEDSYSTEMS INC
filed 2001-05-15
CIK 1012394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

         (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2001

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number: 0-28260

                               EP MEDSYSTEMS, INC.
                               -------------------
        (Exact name of small business issuer as specified in its charter)

          New Jersey                                            22-3212190
-------------------------------                              -------------------
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)

100 Stierli Court, Mount Arlington, New Jersey                      07856
----------------------------------------------                   -----------
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

Yes |X| No |_|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes |_| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

   Class                                            Outstanding at May 9, 2001
   -----                                            ---------------------------
   Common Stock, without par value                  13,648,967 shares

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                                    CONTENTS

PART I -- Financial INFORMATION                                             Page
                                                                            ----

     Item 1.  Financial Statements

              Consolidated Balance Sheet at March 31, 2001
              (unaudited)                                                      3

              Consolidated Statements of Operations for three months
              ended March 31, 2001 and 2000 (unaudited)                        4

              Consolidated Statements of Cash Flows for three months
              ended March 31, 2001 and 2000 (unaudited)                        5

              Notes to Consolidated Financial Statements (unaudited)         6-8

     Item 2.  Management's Discussion and Analysis or Plan of Operation    9 -13

PART II -- OTHER INFORMATION

     Item 1.  Legal Proceedings                                               14

     Item 2.  Changes in Securities                                           14

     Item 3.  Defaults Upon Senior Securities                                 15

     Item 4.  Submission of Matters to a Vote of Security Holders             16

     Item 5.  Other Information                                               16

     Item 6.  Exhibits and Reports on Form 8-K                                16

     Signatures and Exhibit Index                                             18

PART I - FINANCIAL INFORMATION

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                  March 31, 2001
                                                                  -------------
ASSETS                                                              (unaudited)
Current assets:
   Cash and cash equivalents                                       $  3,108,266
   Accounts receivable, net of allowances for
        doubtful accounts of $49,022                                  2,842,213
   Inventory, net                                                     2,693,359
   Prepaid expenses and other current assets                            153,956
                                                                   ------------
          Total current assets                                        8,797,794
Property and equipment, net                                           2,447,026
Intangible assets, net                                                  433,759
Other assets                                                            147,847
                                                                   ------------
          Total assets                                             $ 11,826,426
                                                                   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                $    981,460
   Payables due to related parties                                      291,076
   Accrued expenses                                                     537,008
   Deferred warranty revenue                                             92,667
   Customer deposits                                                     22,666
   Current portion of long-term debt                                     41,233
                                                                   ------------
          Total  current liabilities                                  1,966,110
   Long-term debt, less current portion                               3,623,609
   Non-current deferred warranty                                        102,100
                                                                   ------------
          Total liabilities                                        $  5,691,819
                                                                   ------------
Commitments and contingencies
Shareholders' equity:
   Preferred Stock, no par value, 5,000,000 shares
         authorized, no shares issued and outstanding                        --
   Common stock, $.001 stated value, 25,000,000
         shares authorized, 13,648,967 shares issued
         and outstanding                                                 13,649
   Additional paid-in capital                                        29,458,234
   Accumulated deficit                                              (23,337,276)
                                                                   ------------
          Total shareholders' equity                                  6,134,607
                                                                   ------------
          Total liabilities and shareholders' equity               $ 11,826,426
                                                                   ============

        The accompanying notes are an integral part of these statements.

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                    For the Three Months Ended
                                                   ----------------------------
                                                     March 31,       March 31,
                                                       2001            2000
                                                   ------------    ------------

Net sales                                          $  2,068,323    $  2,902,983
Cost of products sold                                   950,828       1,373,237
                                                   ------------    ------------
          Gross profit                                1,117,495       1,529,746

Operating costs and expenses:
   Sales and marketing expenses                       1,102,037       1,257,276
   General and administrative expenses                  556,179         501,944
   Research and development expenses                    646,123         631,762
                                                   ------------    ------------
          Loss from operations                       (1,186,844)       (861,236)

Interest (expense) income, net                          (90,010)          9,589
Other income, net                                       422,182         216,812
                                                   ------------    ------------
          Net loss                                 $   (854,672)   $   (634,835)
                                                   ============    ============

Basic and diluted loss per share                   $      (0.07)   $      (0.06)
                                                   ============    ============

Weighted average shares outstanding used
to compute basic and diluted loss per share          12,095,549      11,380,933
                                                   ============    ============

        The accompanying notes are an integral part of these statements.

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                               For the Three Months Ended
                                                               --------------------------
                                                                March 31,      March 31,
                                                                  2001           2000
                                                               -----------    -----------
Cash flows from operating activities:
  Net loss                                                     $  (854,672)   $  (634,835)
  Adjustments to reconcile net loss to net cash
      Used in operating activities:
      Depreciation and amortization                                210,480        188,120
  Changes in assets and liabilities:
      (Increase) in accounts receivable                           (330,564)      (133,429)
      (Increase) decrease in inventories                          (315,957)        34,279
     (Increase) in prepaid and other assets                        (71,289)       (24,062)
      Increase (decrease) in payables due to related parties       291,001        (52,692)
      Increase in accounts payable                                  67,360         90,687
      Increase (decrease) in accrued expenses, deferred
          revenue and customer deposits                             44,487       (331,635)
                                                               -----------    -----------
          Net cash (used in) operating activities              $  (959,154)   $  (863,567)
                                                               -----------    -----------

Cash flows from investing activities:
   Capital expenditures                                            (95,280)      (320,631)
                                                               -----------    -----------
          Net cash (used in) investing activities              $   (95,280)   $  (320,631)
                                                               -----------    -----------

Cash flows from financing activities:
   Proceeds from exercise of warrants                                   --        718,375
   Proceeds from exercise of stock options                           1,600        388,000
   Net borrowings (payments) under note payable                  1,571,529        (12,829)
   Net (payments) under revolving line of credit                  (761,560)            --
   Net proceeds from issuance of common stock, net of
           offering expenses                                     3,048,852             --
                                                               -----------    -----------
          Net cash provided by financing activities            $ 3,860,421    $ 1,093,546
                                                               -----------    -----------

Net increase (decrease) in cash and cash equivalents             2,805,987        (90,652)
Cash and cash equivalents, beginning of period                     302,279      2,006,731
                                                               -----------    -----------
Cash and cash equivalents, end of period                       $ 3,108,266    $ 1,916,079
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

The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

Note 2. Inventories

Inventories are valued at the lower of cost or market with cost being determined on a first-in, first-out basis. Inventories at March 31, 2001 consist of the following:

      Raw materials               $1,400,527
      Work in process                186,914
      Finished goods               1,105,918
                                  ----------
                                  $2,693,359
                                  ==========

Note 3. Note payable

On November 15, 2000, the Company completed a debt financing in the amount of $3.2 million with Medtronic Asset Management, Inc., an affiliate of Medtronic, Inc., one of the Company's shareholders ("Medtronic"). Approximately $2.3 million was utilized to repay outstanding amounts on the Company's revolving credit facility with its bank. The note to Medtronic bears interest at the prime rate plus 2%. The principal and all accrued interest on the note are to be repaid on November 15, 2003 and the note is secured by a pledge of certain shares of stock owned by David Jenkins, the Company's President and Chief Executive Officer and a director and shareholder of the Company, in a privately-held company. The debt financing is subordinate to existing rights of the Company's senior lender, Fleet National Bank. The Company received $1.6 million at closing and $1.6 million on January 17, 2001.

During March 1999, the Company entered into a $500,000 Term Loan Agreement with Fleet National Bank, maturing December 31, 2004. Interest on the term note is payable monthly in arrears at either the prime rate plus 3/4% or LIBOR plus 3 1/4%. Principal became payable commencing January 2000 in 48 equal monthly installments under a 15 year amortization schedule with a balloon payment due in December 2004. In addition, concurrently with the term loan, the Company entered into a $2 million Revolving Credit Facility to fund working capital purposes. Under its loan arrangements with its bank, the Company is required to maintain certain financial ratios and meet certain net worth and indebtedness tests. At September 30 and December 31, 2000, the Company was not in compliance with certain financial ratios of the bank debt. The Company received a waiver from the bank in consideration of the repayment in January 2001 of approximately, $2.3 million outstanding on the Company's revolving credit facility utilizing the funds received from the Medtronic debt financing described above. The credit facility, which was to terminate by its terms in March 2001, was terminated in January 2001 and was not replaced.

Note 4. Common Stock and Liquidity

On February 9, 2001, the Board of Directors of EP MedSystems (with David Jenkins, as an interested director, absent from the meeting) approved the sale and issuance of up to 1,625,000 shares of common stock of the Company and warrants for 812,500 additional shares to certain investors. Included among the investors is Cardiac Capital, LLC, a limited liability company ("Cardiac Capital"), of which our Chairman of the Board, President and Chief Executive Officer and a shareholder of the Company, David A. Jenkins, is a 50% owner. The aggregate amount of the new shares which potentially may be issued as a result of this transaction (the "Private Placement Financing") is in excess of 20% of the outstanding common stock of EP MedSystems assuming all warrants are exercised and, as a result of this and of the related party nature of the transaction and the view that the transaction possibly could constitute a change of control under certain Nasdaq National Marketplace rules, in accordance with the requirements of the Nasdaq National Market, the Company sought shareholder approval.

On March 27, 2001 the shareholders of EP MedSystems approved the Private Placement Financing and the closing of the transaction took place effective March 28, 2001; 1,625,000 shares of common stock were issued together with warrants for 812,500 additional shares at a purchase price of $1.99 per share of common stock and $0.02 per warrant share. The consummation of the transaction has provided the Company with over $3,000,000 in working capital after expenses and may result in additional funds if warrants are exercised.

As a result of the Company's cash position of approximately $3,108,000 at March 31, 2001, our limited sources of liquidity, our prior inability to generate significant revenues and expected continued losses and our monthly operating expenses of approximately $500,000, there is uncertainty as to whether the Company will be able to continue as a going concern. The Company's auditors have included a going concern qualification in their report on our financial statements for the year ended December 31, 2000 because, even with the proceeds of the Private Placement Financing it is uncertain whether we will have funds sufficient to continue operations at our current level for more than 6 to 7 more months, though during such time we will have the opportunity to seek further funding transactions. The going concern qualification in the auditors' report may adversely affect our business prospects, financial condition and results of operations and may harm our relationships with vendors and customers as well as further limiting our ability to obtain financing.

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

Note 5. Other Income

In March 2000, the Company sold a portion of its New Jersey cumulative net operating loss for one of its subsidiaries for approximately $420,000 and $217,000 for the three months ended March 31, 2001 and 2000. This amount is included in other income.

Note 6. Industry Segment and Geographic Information

The Company manages its business based on one reportable segment, the manufacture and sale of cardiac electrophysiology products. The Company's chief operating decision-makers use consolidated results to make operating and strategic decisions.

The following table sets forth product sales by geographic segment for the three months ended March 31,

                                                   2001             2000
                                               ----------       ----------
      United States                            $  595,000       $1,391,000
      Europe/Middle East                          723,000          720,000
      Asia and Pacific Rim                        750,000          792,000
                                               ----------       ----------
                                               $2,068,000       $2,903,000
                                               ==========       ==========

Sales of the Company's cardiac electrophysiology devices and related catheters aggregated $1,718,000 and $350,000, respectively, for the three months ended March 31, 2001 and

$2,463,000 and $440,000, respectively, for the comparable period in 2000. The Company's long-lived assets are located in the U.S.

Note 7. Subsequent Events

The Company entered into a Distribution Agreement (the "Distributor Agreement") with Fischer Imaging, Inc., a Colorado corporation ("Fischer"), as of May 1, 2001, for the distribution by the Company of certain of Fischer's electrophysiology products, on an exclusive and non-exclusive basis as to the different products. Pursuant to the terms of the Distributor Agreement, Fischer is to supply the Company with all of its requirements of the Fischer products described in the agreement at fixed prices, subject to change annually upon 90 days' prior notice to the Company. The term of the Distributor Agreement is for a one year period subject to renewal upon the mutual agreement of the parties.

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

The ALERT(R) System is not approved for sale in the United States, but we have completed clinical trials of over 150 patients and we submitted our Pre Market Approval ("PMA") application to the United States Food and Drug Administration (the "FDA") on October 2, 2000, which application was accepted for filing on November 21, 2000. On April 3, 2001, we received notification from the FDA regarding our PMA application. The notification, which is a routine step in the process of obtaining pre market approval, outlines questions, comments and deficiencies in the PMA application as filed and request clarification and additional information. The notification further indicates that our response and submission of responsive documentation may extend the review period up to 180 days. We have scheduled a meeting with the FDA and we anticipate preparation of a formal response together with requested information to be submitted shortly after such meeting. After receipt of such responsive submission, the FDA will determine the completeness thereof and begin its final review. Due to the fact that review and verification of our submitted data is required, approval to sell the ALERT(R) System in the United States may take until the fourth quarter of 2001, if approved at all. The Company has Class III Design Examination Certification from the European notified body allowing us to label the ALERT(R) System with a CE Mark, an international symbol of adherence to quality assurance standards, design reviews and hazard analysis thereby allowing us to sell the ALERT(R) System in the European Community.

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

Results of Operations

Net sales were $2,068,000 for the three months ended March 31, 2001 as compared to $2,903,000 for the prior period in 2000. This decrease is primarily due to lower domestic sales of the EP-WorkMate(R).

The ALERT(R) System is not approved for sale in the United States, but the Company completed its clinical trial of over 150 patients and submitted a Pre-Market Approval ("PMA") application to the United States Food and Drug Administration (the "FDA") in September 2000. On April 3, 2001, the Company received notification from the FDA requesting additional information and clarification. The notification further indicates that submission of documentation by the Company in response to the FDA's notification may extend the review period up to 180 days. Approval to market and sell the ALERT(R) System in the U.S. may take until the fourth quarter of 2001, if approved at all. However, the Company is approved to market and sell the ALERT(R) System with the CE Mark in the European Community. While the Company expects the ALERT(R) System to contribute a greater proportion of revenues in the future, the Company cannot accurately predict when the ALERT(R) System will be available, if at all, in the United States.

Cost of products sold decreased $422,000 (or 31%) to $951,000 for the three months ended March 31, 2001 as compared to the same period in 2000. Gross profit on sales for the three months ended March 31, 2001 was $1,118,000 as compared with $1,530,000 for the same period in 2000. The gross profit improved slightly as a percentage of sales from 53% to 54%. The increase was primarily due to cost improvements in manufacturing the EP WorkMate(R). We hope to improve the Company's overall gross profit percentage as sales of the ALERT(R) System and other catheter products increase, which should offset the fixed costs, associated with maintaining a catheter manufacturing operation.

Sales and marketing expenses decreased $155,000 to $1,102,000 for the three months ended March 31, 2001 as compared to the same period in 2000. The decrease during this period was primarily due to lower commissions and lower travel and trade show expenses.

General and administrative expenses increased $54,000 to $556,000 for the three months ended March 31, 2001 as compared to the first three months of 2000. The increase during this period was primarily a result of professional fees relating to completing the financing with Medtronic, audit and tax consulting services and a foreign exchange loss. This amount was partially offset by decreased salary expense.

Research and development expenses increased $14,000 to $646,000 for the three months ended March 31, 2001 as compared to 2000. During this period, the Company incurred research and development expenses primarily associated with the ALERT(R) System and ultrasound imaging development costs, as well as costs associated with several new products under development. In addition, the Company has ongoing development efforts on existing products, including the EP WorkMate(R) and the EP-3(TM) Stimulator. The Company expects that research and development expenses are likely to increase in future periods, in part due to ongoing expenses related to the ALERT(R) and ViewMate(TM) Ultrasound Systems, new product development activities and continued regulatory affairs.

Other income, net, increased $205,000 to $422,000 for the three months ended March 31, 2001 as compared to the same period in 2000, primarily due to the receipt of $420,000 on the sale of a portion of the Company's New Jersey cumulative net operating loss.

Interest expense increased $100,000 to $90,000 on amounts outstanding relating to the Company's $500,000 term loan with its bank and the $3,200,000 note payable to Medtronic.

Liquidity and Capital Resources

Since inception, the Company's expenses have exceeded its sales, resulting in an accumulated deficit of approximately $23,337,000 at March 31, 2001.

During March 1999, the Company entered into a $500,000 Term Loan Agreement with Fleet National Bank, maturing December 31, 2004. Principal became payable commencing January 2000 in 48 equal monthly installments under a 15 year amortization schedule with a balloon payment due in December 2004. In addition, concurrently with the term loan, the Company entered into a $2 million Revolving Credit Facility to fund working capital purposes. Under its loan arrangements with its bank, the Company is required to maintain certain financial ratios and meet certain net worth and indebtedness tests. At September 30 and December 31, 2000, the Company was not in compliance with certain financial ratios of the bank debt. The Company received a waiver from the bank in consideration of the repayment in January 2001 of approximately, $2.3 million outstanding on the Company's revolving credit facility utilizing the funds received from the Medtronic debt financing described above. The credit facility, which was to terminate by its terms in March 2001, was terminated in January 2001 and was not replaced.

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

On November 15, 2000, the Company entered into an arms-length financing transaction, in the amount of up to $3.2 million, with Medtronic Asset Management, Inc., an affiliate of Medtronic, Inc., one of the Company's shareholders ("Medtronic"). The principal and all accrued interest on the note are to be repaid on November 15, 2003. The Company received $1.6 million at closing and $1.6 million on January 17, 2001.

As part of the transaction, Medtronic agreed to subordinate its rights to repayment from the Company to existing rights of the Company's senior lender, Fleet National Bank. The Company used $2.3 million to pay down the outstanding balance under Revolving Credit Facility.

On February 9, 2001, the Board of Directors of EP MedSystems (with David Jenkins, as an interested director, absent from the meeting) approved the sale and issuance of up to 1,625,000 shares of common stock of the Company and warrants for 812,500 additional shares to certain investors. Included among the investors is Cardiac Capital, LLC, a limited liability company ("Cardiac Capital"), of which our Chairman of the Board, President and Chief Executive Officer and a shareholder of the Company, David A. Jenkins, is a 50% owner. The aggregate amount of the new shares which potentially may be issued as a result of this transaction (the "Private Placement Financing") is in excess of 20% of the outstanding common stock of EP MedSystems assuming all warrants are exercised and, as a result of this and of the related party nature of the transaction and the view that the transaction possibly could constitute a change of control under certain Nasdaq National Marketplace rules, in accordance with the requirements of the Nasdaq National Market, the Company sought shareholder approval.

On March 27, 2001 the shareholders of EP MedSystems approved the Private Placement Financing and the closing of the transaction took place effective March 28, 2001; 1,625,000 shares of common stock were issued together with warrants for 812,500 additional shares at a purchase price of $1.99 per share of common stock and $0.02 per warrant share. The consummation of the transaction has provided the Company with over $3,000,000 in working capital after expenses and may result in additional funds if warrants are exercised.

Net cash used in operating activities for the three months ended March 31, 2001 increased $96,000 as compared to the comparable prior period. The net use of cash in operations for the three months ended March 31, 2001 was primarily due to the Company's loss from operations. Payments to related parties are made on terms similar to those of other suppliers.

Capital expenditures, were $95,000 during the three months ended March 31, 2001 as compared to $321,000 for the same period in 2000. The prior year capital expenditures were primarily related to building infrastructure improvements on our West Berlin manufacturing facility.

As of the date of this Quarterly Report on Form 10-QSB, the Company does not have any other material commitments for capital expenditures. However, the Company expects to purchase capital equipment and to expand its manufacturing and assembly capabilities as it continues to grow. The Company leases office and manufacturing space and certain office equipment under operating leases.

As a result of the Company's cash position of approximately $3,108,000 at March 31, 2001, our limited sources of liquidity, our prior inability to generate significant revenues and expected continued losses and our monthly operating expenses of approximately $500,000, there is uncertainty as to whether the Company will be able to continue as a going concern. The Company's auditors included a going concern qualification in their report on our financial statements for the year ended December 31, 2000 because, even with the proceeds of the Private Placement Financing it is uncertain whether we will have funds sufficient to continue operations at our current level for more than 6 to 7 more months, though during such time we will have the opportunity to seek further funding transactions. The going concern qualification in the auditors' report may adversely affect our business prospects, financial condition and results of operations and may harm our relationships with vendors and customers as well as further limiting our ability to obtain financing.

We expect operating losses to continue in the near future due to continued research and development activities and additional personnel and equipment required to increased manufacturing and assembly of our products. The amount and timing of future losses will be dependent upon, among other things, increased sales of our existing products, regulatory approval and market acceptance of the ALERT(R) System and our Viewmate(TM) Ultrasound system, and the regulatory and market success of new products under development. There can be no assurance that any of our development projects will be successful or that if development is successful, that the products will generate any sales. Based upon our current plans and projections, we believe that our existing capital resources will be sufficient to meet the Company's anticipated operational needs for at least the next six months. In the event that we cannot raise capital funds within such period, we believe that we can reduce non-core-related expenditures, which will allow the Company to continue operations for sometime thereafter. However, that continuation may not be possible should circumstances outside the Company's control (including, for example, changes in general economic conditions or other matters, which adversely affect the Company's business) significantly interfere with the Company's business.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

There were no material developments in legal proceedings disclosed by the Company in previous reports during the quarterly period ended March 31, 2001.

Item 2. Changes in Securities

(a) Not applicable.

(b) Not applicable.

(c) On February 9, 2001, the Board of Directors of EP MedSystems (with David Jenkins, as an interested director, absent from the meeting) approved the sale and issuance of up to 1,625,000 shares of common stock of the Company and warrants for 812,500 additional shares to certain investors at a price of $1.99 per share of common stock and $0.02 per warrant share. Included among the investors is Cardiac Capital, LLC, a limited liability company ("Cardiac Capital"), of which our Chairman of the Board, President and Chief Executive Officer and a shareholder of the Company, David A. Jenkins, is a 50% owner. The aggregate amount of the new shares which potentially may be issued as a result of this transaction (the "Private Placement Financing") is in excess of 20% of the outstanding common stock of EP

MedSystems assuming all warrants are exercised and, as a result of this and of the related party nature of the transaction and the view that the transaction possibly could constitute a change of control under certain Nasdaq National Marketplace rules, in accordance with the requirements of the Nasdaq National Market, the Company sought shareholder approval.

On March 27, 2001, the shareholders of EP MedSystems approved the Private Placement Financing and the closing of the transaction took place effective March 28, 2001; 1,625,000 shares of common stock were issued together with warrants for 812,500 additional shares for an aggregate purchase price of $3,250,000. The Company granted the investors certain registration rights with respect to the shares purchased pursuant to a Registration Rights Agreement

The warrants contain the following provisions:

      o the exercise period of the warrant is any time or from time to time between the date of closing and the fifth anniversary of closing;

      o     the initial exercise price is $4.00 per share;

      o the warrants may be exercised on a "cashless" basis whereby the warrant holder would receive an amount of common stock in return for surrendering its warrant to the Company for cancellation instead of paying the exercise price. The number of shares which the warrant holder would receive by exercising its rights to purchase upon a "cashless" basis would be determined by a formula in the warrant, which number would in any event be less than the number of warrant shares to which the warrant holder would be entitled upon payment of the exercise price; and

      o upon the occurrence of certain events that would otherwise dilute the aggregate value of the common stock issuable pursuant to the warrants, the exercise price or the number of warrant shares, or both, will be adjusted to avoid such dilution.

The consummation of the transaction has provided the Company with over $3,000,000 in working capital after expenses and may result in additional funds if warrants are exercised.

The Company relied on Rule 506 of Regulation D of the Securities Act of 1933, as amended (the "Securities Act"), in claiming exemption from the registration requirements of the Securities Act based upon the amount of capital raised and the number and character of the investors.

(d) Not applicable.

Item 3. Defaults Upon Senior Securities

(a) Under the Company's loan arrangements with Fleet National Bank, the Company is required to maintain certain financial ratios and meet certain net worth and indebtedness tests. At September 30 and December 31, 2000, the Company was not in compliance with certain financial ratios of the bank debt. The Company received a waiver from the bank in consideration of the repayment in January 2001 of approximately, $2.3 million outstanding on the Company's revolving credit facility utilizing the funds received from the Medtronic debt financing described in "Management's Discussion and Analysis or Plan of Operation" above. The credit facility, which was to terminate by its terms in March 2001, was terminated in January 2001 and was not replaced. The Company is in compliance with all debt covenants as of March 31, 2001.

(b) Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

(a) On March 27, 2001, the Company held a Special Meeting of Shareholders (the "Meeting").

(b) Not applicable.

(c) The matter voted upon at the Meeting was the approval and adoption of the Amended and Restated Common Stock and Warrant Purchase Agreement, dated as of February 16, 2001, among the Company, Cardiac Capital, LLC and Texada Trust pursuant to which the Company was to effect the Private Placement Financing described in "Management's Discussion and Analysis or Plan of Operation" and elsewhere herein. The results of the vote were as follows:

              For              Against           Abstain         Not Voted
       ----------------------------------------------------------------------
           6,147,820           657,650           148,000         5,069,697

(d) Not applicable.

Item 5. Other Information

The Company entered into a Distribution Agreement (the "Distributor Agreement") with Fischer Imaging, Inc., a Colorado corporation ("Fischer"), as of May 1, 2001, for the distribution by the Company of certain of Fischer's electrophysiology products, on an exclusive and non-exclusive basis as to the different products. Pursuant to the terms of the Distributor Agreement, Fischer is to supply the Company with all of its requirements of the Fischer products described in the agreement at fixed prices, subject to change annually upon 90 days' prior notice to the Company. The term of the Distributor Agreement is for a one year period subject to renewal upon the mutual agreement of the parties.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

                  The following exhibits will be filed as part of this Form 10-QSB:

                  Exhibit 10.1 Distributorship Agreement, dated as of May 1, 2001, between the Company and Fischer Imaging, Inc.

      (b)   Reports on Form 8-K

                  During the quarter ended March 31, 2001, the Company filed a Current Report on Form 8-K dated February 23, 2001, reporting, under "Item 5. Other Events and Regulation FD Disclosure" thereunder, the proposed private sale and issuance of shares of common stock and warrants. No financial statements were included in such report.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    EP MEDSYSTEMS, INC.
                                         (Registrant)


Date: May 14, 2001              By: /s/ David A. Jenkins
                                    ---------------------
                                    David A. Jenkins
                                    President and Chief Executive Officer


Date: May 14, 2001              By: /s/ Joseph M. Turner
                                    ---------------------
                                    Joseph M. Turner
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
Number           Description of Exhibit
------------     -------------------------------------------------------------
Exhibit 10.1     Distributorship Agreement, dated as of May 1, 2001, between the Company and Fischer Imaging, Inc.