Form 10QSB
period 2001-06-30
EP MEDSYSTEMS INC
filed 2001-08-14
CIK 1012394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
        (Mark One)
|X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: June 30, 2001
                                              -------------

|_|     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

               For the transition period from __________ to  __________

                         Commission File Number: 0-28260
                                                ---------

                               EP MEDSYSTEMS, INC.
                               -------------------
        (Exact name of small business issuer as specified in its charter)

          New Jersey                                       22-3212190
-------------------------------                            ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

100 Stierli Court, Mount Arlington, New Jersey                07856
----------------------------------------------                -----
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        Class                                  Outstanding at August 13, 2001
        -----                                  ------------------------------
        Common Stock, without par value               13,761,217 shares

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                                    CONTENTS

PART I  -- Financial INFORMATION                                            Page
                                                                            ----

     Item 1.   Financial Statements

               Consolidated Balance Sheet at June 30, 2001
               (unaudited)                                                    3

               Consolidated Statements of Operations for three months
               ended June 30 2001 and 2000 (unaudited)                        4

               Consolidated Statements of Operations for six months
               ended June 30 2001 and 2000 (unaudited)                        5

               Consolidated Statements of Cash Flows for six months
               ended June 30, 2001 and 2000 (unaudited)                       6

               Notes to Consolidated Financial Statements (unaudited)      7-10

               Management's  Discussion  and  Analysis  or  Plan of
     Item 2.   Operation                                                  10-18

PART II  -- OTHER INFORMATION

     Item 1.   Legal Proceedings                                             18

     Item 2.   Changes in Securities                                         18

     Item 3.   Defaults Upon Senior Securities                               18

     Item 4.   Submission of Matters to a Vote of Security Holders           18

     Item 5.   Other Information                                          18-19

     Item 6.   Exhibits and Reports on Form 8-K                              19

     Signatures and Exhibit Index                                            20

PART I - FINANCIAL INFORMATION

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                          June 30,
                                                            2001
                                                        ------------
ASSETS                                                  (unaudited)
Current assets:
   Cash and cash equivalents                            $  1,482,365
   Accounts receivable, net of allowances for
        doubtful accounts of $49,022                       2,836,708
   Inventory, net of reserves of $75,195                   2,683,703
   Prepaid expenses and other current assets                 513,182
                                                        ------------
          Total current assets                             7,515,958
Property and equipment, net                                2,351,549
Intangible assets, net                                       418,255
Other assets                                                 183,221
                                                        ------------
          Total assets                                  $ 10,468,983
                                                        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                     $  1,189,565
   Accrued expenses                                          672,227
   Deferred warranty revenue and prepaid rent income         180,688
   Customer Deposits                                          41,124
   Current portion of long-term debt                          39,660
                                                        ------------
          Total  current liabilities                       2,123,264
   Note payable to Medtronic, Inc.                         3,200,000
   Long-term debt, less current portion                      415,276
   Non-current deferred warranty revenue                      85,767
                                                        ------------
          Total liabilities                             $  5,824,307
                                                        ------------
Commitments and contingencies
Shareholders' equity:
   Preferred Stock, no par value, 5,000,000 shares
         authorized, no shares issued and outstanding             --
   Common stock, $.001 stated value, 25,000,000
         shares authorized, 13,761,217 shares issued
         and outstanding                                      13,761
   Additional paid-in capital                             29,575,097
   Deferred offering costs                                  (333,383)
   Receivable from executive officer                        (100,000)
   Accumulated deficit                                   (24,510,799)
                                                        ------------
          Total shareholders' equity                       4,644,676
                                                        ------------
          Total liabilities and shareholders' equity    $ 10,468,983
                                                        ============

        The accompanying notes are an integral part of these statements.

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                For the Three Months Ended
                                                 June 30,         June 30,
                                                   2001             2000
                                               ------------     ------------

Net sales                                      $  2,413,418     $  2,136,235
Cost of products sold                             1,131,148        1,101,020
                                               ------------     ------------
          Gross profit                            1,282,270        1,035,215

Operating costs and expenses:
   Sales and marketing expenses                   1,184,233        1,219,895
   General and administrative expenses              524,029          594,677
   Research and development expenses                652,319          775,190
                                               ------------     ------------
          Loss from operations                   (1,078,311)      (1,554,547)

Interest (expense) income, net                      (79,641)           7,478
Other (expense) income, net                         (13,475)             231
                                               ------------     ------------
          Net loss                             $ (1,171,427)    $ (1,546,838)
                                               ============     ============

Basic and diluted loss per share               $      (0.09)    $      (0.13)
                                               ============     ============

Weighted average shares outstanding used
to compute basic and diluted loss per share      13,668,923       11,742,519
                                               ============     ============

        The accompanying notes are an integral part of these statements.

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                 For the Six Months Ended
                                                 June 30,         June 30,
                                                   2001             2000
                                               ------------     ------------

Net sales                                      $  4,481,741     $  5,039,218
Cost of products sold                             2,081,976        2,474,257
                                               ------------     ------------
          Gross profit                            2,399,765        2,564,961

Operating costs and expenses:
   Sales and marketing expenses                   2,286,270        2,477,171
   General and administrative expenses            1,080,208        1,096,621
   Research and development expenses              1,298,442        1,406,952
                                               ------------     ------------
          Loss from operations                   (2,265,155)      (2,415,783)

Interest (expense) income, net                     (169,651)          17,067
Other  income, net                                  408,707          217,043
                                               ------------     ------------
          Net loss                             $ (2,026,099)    $ (2,181,673)
                                               ============     ============

Basic and diluted loss per share               $      (0.16)    $      (0.19)
                                               ============     ============

Weighted average shares outstanding used
to compute basic and diluted loss per share      12,882,236       11,561,726
                                               ============     ============

        The accompanying notes are an integral part of these statements.

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                            For the Six Months Ended
                                                             June 30,         June 30,
                                                               2001             2000
                                                           ------------     ------------
Cash flows from operating activities:
  Net loss                                                 $ (2,026,099)    $ (2,181,673)
  Adjustments to reconcile net loss to net cash
      Used in operating activities:
      Depreciation and amortization                             420,453          370,212
  Changes in assets and liabilities:
      (Increase) decrease in accounts receivable               (325,059)         663,403
      (Increase) in inventories                                (306,301)        (208,520)
      (Increase) in prepaid and other assets                   (456,243)        (125,942)

      (Decrease) increase in payables due to related
parties                                                             (75)         130,383
      Increase in accounts payable                              275,465          468,810
      Increase (decrease) in accrued expenses, deferred
          revenue and customer deposits                         269,852         (277,714)
                                                           ------------     ------------
          Net cash (used in) operating activities          $ (2,148,007)    $ (1,161,041)
                                                           ------------     ------------

Cash flows from investing activities:
   Capital expenditures                                        (204,985)        (741,446)
                                                           ------------     ------------
          Net cash (used in) investing activities          $   (204,985)    $   (741,446)
                                                           ------------     ------------

Cash flows from financing activities:
  Proceeds from exercise of warrants                                 --          718,375
  Proceeds from exercise of stock options                         1,600          887,971
  Net borrowings (payments) under notes payable               1,560,594          (18,503)
  Net  (payments) under revolving line of credit               (761,560)              --
  Net proceeds from issuance of common stock                  2,994,703               --
                                                           ------------     ------------
          Net cash provided by financing activities        $  3,795,337     $  1,587,843
                                                           ------------     ------------
Effect of exchange rate changes                                (262,259)         (18,599)
Net increase (decrease) in cash and cash equivalents          1,180,086         (333,243)
Cash and cash equivalents, beginning of period                  302,279        2,006,731
                                                           ------------     ------------
Cash and cash equivalents, end of period                   $  1,482,365     $  1,673,488
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

      The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in EP MedSystems' Annual Report on Form 10-KSB for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

      As a result of EP Med's limited sources of liquidity, prior inability to generate significant revenues and expected continued losses, there is uncertainty as to whether EP Med will be able to continue as a going concern. Our auditors included a going concern qualification in their report on our financial statements for the year ended December 31, 2000.

Note 2. Inventories

      Inventories are valued at the lower of cost or market with cost being determined on a first-in, first-out basis. Inventories at June 30, 2001 consist of the following:

                Raw materials      $1,041,950
                Work in process       375,084
                Finished goods      1,266,669
                                   ----------
                                   $2,683,703
                                   ==========

Note 3. Note payable

      On November 15, 2000, EP MedSystems, Inc. (the "Company") completed a debt financing for $3.2 million with Medtronic Asset Management, Inc., an affiliate of Medtronic, Inc., one of the Company's shareholders. Approximately $2.3 million was utilized to repay outstanding amounts on the Company's revolving credit facility with its bank. The note to

Medtronic bears interest at the prime rate plus 2%. The principal and all accrued interest on the note are to be repaid on November 15, 2003 and the note is secured by a pledge by David Jenkins, the Company's Chief Executive Officer and a director and shareholder of the Company, of shares of common stock of a privately-held corporation. The debt financing is subordinate to existing rights of the Company's senior lender, Fleet National Bank. The Company received $1.6 million at closing and $1.6 million on January 17, 2001. The Company accrued approximately $168,000 of interest expense included within accrued expenses as of June 30, 2001.

      The Company entered into a financing arrangement in March 1999 with a bank consisting of a $2,000,000 revolving line of credit and a $500,000 term loan secured by a lien on EP MedSystem's facility in West Berlin, New Jersey and the machinery, equipment and inventory located there. At December 31, 2000, the Company was not in compliance with certain financial ratios of the bank debt. EP MedSystems received a waiver from the bank for both of these violations, in consideration of repayment of $2.3 million outstanding on the Company's revolving credit facility using the funds obtained from the Medtronic debt financing completed in December 2000. The revolving credit facility, which originally was scheduled to expire on March 31, 2001, was terminated by the bank in January 2001, upon the payment of the amounts outstanding and was not replaced. The related term loan remains in place and is being repaid on a monthly basis through its December 31, 2004 term. Interest on the term note is payable monthly in arrears, at either the prime rate plus 3/4% or LIBOR plus 3/4% at the Company's discretion. Principal became payable beginning in January 2000 in 48 equal monthly installments under a 15-year amortization schedule with a balloon payment due in December 2004.

Note 4. Common Stock

      On March 28, 2001, the Company consummated the private sale and issuance to certain investors of 1,625,000 shares of common stock of EP MedSystems and warrants for 812,500 additional shares at a purchase price of $1.99 per share of common stock and $0.02 per warrant share. Included among the investors is Cardiac Capital, LLC, a limited liability company, of which our Chairman of the Board and Chief Executive Officer and a shareholder of EP MedSystems, David A. Jenkins, is a 50% owner. The consummation of the transaction has provided the Company with over $3,000,000 in working capital after expenses.

      On June 11, 2001, the Company entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, under which Fusion Capital has committed to purchase on each trading day during the 25-month term of the agreement $20,000 of our common stock, up to an aggregate of $10 million upon the effectiveness of the registration statement covering those shares. In connection with this transaction the Company has filed a registration statement with the Securities and Exchange Commission which, once effective, will be used by Fusion Capital, as the selling shareholder, to offer for sale up to 2,700,000 shares of our common stock. Included in the 2,700,000 shares of common stock are 225,000 shares of common stock issued (or issuable) to Fusion Capital as compensation for its purchase commitment. A portion of the 225,000 shares being issued to Fusion Capital as compensation for its purchase commitment, specifically 112,250 shares, were issued to Fusion Capital as of June 11, 2001. These shares valued at $333,383 using the closing market price of our stock at June 11, 2001, was recorded in Shareholders' equity as deferred offering costs. These deferred offering costs will be amortized ratably as stock is sold to Fusion Capital.

Note 5. Other Income

      Other income includes approximately $420,000 and $217,000 related to the sale of its New Jersey cumulative net operating loss sold in the first quarter of 2001 and 2000, respectively. The sale of the cumulative net operating loss is allowable under a New Jersey State law enacted in January 1999, pursuant to which emerging technology and bio-technology companies may transfer, or "sell", their unused New Jersey net operating loss carry forwards and New Jersey research and development tax credits to any profitable New Jersey companies qualified to buy them.

Note 6. Industry Segment and Geographic Information

      EP MedSystems manages its business based on one reportable segment, the manufacture and sale of cardiac electrophysiology products. The Company's chief operating decision-makers use consolidated results to make operating and strategic decisions.

      The following table sets forth product sales by geographic segment for the six months ended June 30,

                                                    2001             2000
                                               ------------     ------------
United States                                  $  2,427,000     $  2,452,000
                                                                   2,571,000
Europe/Middle East                                1,287,000        1,315,000
Asia and Pacific Rim                                768,000        1,272,000
                                               ------------     ------------
                                               $  4,482,000     $  5,039,000
                                               ============     ============

      Sales of EP MedSystems's cardiac electrophysiology devices and related catheters aggregated $3,863,000 and $619,000, respectively, for the six months ended June 30, 2001 and $4,308,000 and $731,000, respectively, for the comparable period in 2000. The Company's long-lived assets are located in the U.S.

      Net sales for the six months ended June 2001 were billed in three currencies: $3,773,000 in U.S. dollars, 718,000 in Euro, and 29,000 pounds sterling. Management has determined the impact of foreign currency risk on sales to be minimal since a majority of sales are billed in U.S. dollars. The Company does incur translation gains/losses, which are recorded in Stockholder's Equity. Stockholder's Equity includes a cumulative translation loss of $262,000 as of June 30, 2001. As of June 30, 2001, the Company has not entered into any derivative financial instruments for hedging or other purposes.

Note 7. Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share since potential shares of common stock from the exercise of stock options and warrants are anti-dilutive for all periods presented. Accordingly, potential common shares of

2,285,758 and 1,792,310 for the six months ended June 30, 2001 and 2000, respectively, have been excluded from the diluted per share calculation.

Note 8. Recently Issued Accounting Standards

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 (FAS 141), "Business Combinations". FAS 141 supercedes Accounting Principles Board Opinion No. 16 (APB 16), "Business Combinations". The primary changes made by FAS 141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized). EP Med does not expect that the adoption of SFAS No. 141 will have a material impact on its results of operations, financial position or cash flows.

In addition, in June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (FAS 142),"Goodwill and Other Intangible Assets". FAS 142 supercedes APB 17, "Intangible Assets". FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The provisions of FAS 142 will be effective for fiscal years beginning after December 15, 2001. The primary changes made by FAS 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. In connection with the adoption of this standard, the Company's unamortized goodwill balance will no longer be amortized, but will continue to be tested for impairment. We are assessing the impact of the standard on other indefinite lived assets and the total impact of such standard on our results of operations.

Item 2. Management's Discussion and Analysis or Plan of Operation

Overview

      EP MedSystems was incorporated in New Jersey in January 1993 and operates in a single industry segment. We develop, manufacture, market and sell a line of products for the cardiac electrophysiology market used to diagnose, monitor and treat irregular heartbeats known as arrhythmia. Since EP Med's inception, we have acquired technology and marketing rights, have developed new products and have begun marketing various electrophysiology products, including the EP-WorkMate(R) computerized electrophysiology workstation, the EP-3(TM) Stimulator, diagnostic electrophysiology catheters and the ALERT(R) System, including the ALERT(R) Companion and ALERT(R) internal cardioversion catheters and related disposable supplies. To date, these products have generated nearly all of EP Med's sales.

      EP Med's leading diagnostic product is the EP-WorkMate(R), a computerized electrophysiology workstation that monitors, displays and stores cardiac electrical activity and arrhythmia data which, during EP Med's most recent fiscal year, contributed to approximately 80% of EP Med's sales revenues. The EP-WorkMate(R) offers, among other features, display and storage of up to 192 intracardiac signals, real-time analysis and integration with our own proprietary systems, such as the EP-3(TM) Stimulator, as well as other technologies and systems. The EP-3(TM) Stimulator is a computerized signal generator and processor which, when integrated with the EP-WorkMate(R), is used to stimulate the heart with electrical impulses in order to locate arrhythmia. During 2000, the EP-3(TM) Stimulator accounted for approximately 4% of EP Med's total sales. EP Med also markets a line of diagnostic electrophysiology catheters for stimulation and sensing of electrical signals during electrophysiology studies, which represented approximately 8% of EP Med's total sales revenues in 2000.

      We have identified the diagnosis and treatment of atrial fibrillation, a particular type of arrhythmia, as a primary focus for our ongoing development efforts. In an effort to address this medical condition, we have developed a new product for internal cardioversion of atrial fibrillation known as the ALERT(R) System, which uses a patented electrode catheter to deliver measured, variable, low-energy electrical impulses directly to the inside of the heart to convert atrial fibrillation to a normal heart rhythm. We have obtained Class III Design Examination Certification from the European notified body allowing us to label the ALERT(R) System with a CE Mark, an international symbol of adherence to quality assurance standards, design reviews and hazard analysis, which allows us to sell the ALERT(R) System in the European Community. International sales of the ALERT(R) System accounted for 8% of EP Med's total sales revenues in 2000. The ALERT(R) System is not approved for sale in the United States, but we have completed clinical trials and have submitted our application for pre-market approval of the device to the U.S. Food and Drug Administration and have responded to FDA requests for supplemental information; we are awaiting further action on this application and on other regulatory matters.

      EP Med also has developed an intracardiac ultrasound product line including the ViewMate(TM) ultrasound imaging console and intracardiac imaging catheters. These products are designed to improve a physician's or clinician's ability to visualize inside the chambers of the heart, including the internal anatomy of the heart. We believe that the ViewMate(TM) System may play an important diagnostic role allowing more effective treatment options of complex cardiac arrhythmias such as ventricular tachyarrhythmia and atrial fibrillation. Our ultrasound products currently are not approved for sale. We are preparing our application for 510(k) approval for submission to the FDA in the second half of 2001, due to the device's substantial equivalence to a legally marketed device.

      In July, 2001, subsequent to an inspection by the FDA of our manufacturing facility in West Berlin, New Jersey, we received a "warning letter" requiring us to investigate and correct various observations made by the FDA with respect to violations at the facility and relating to our procedures primarily pertaining to design controls and manufacturing process controls. The "warning letter" identifies six areas requiring our attention and requires notification to the FDA, within 15 working days of its receipt, of the specific steps to be taken to correct the violations. We have contacted the FDA and are making efforts diligently to correct the violations identified. We have responded to the issues raised in the "warning letter" addressing all issues but one, which relates to validation of our Symix computer software. The validation process for this software is underway. We believe that we have taken all other steps necessary to meet the FDA's requirements and we await the FDA's response. If the FDA is not satisfied with our corrective actions, it could take regulatory actions against us including license suspension, revocation and/or denial, seizure and/or injunction and/or civil penalties. Any such action is likely to have a material adverse effect upon our business and financial condition.

      EP Med has a history of operating losses and we expect to continue to incur operating losses in the near future as we continue to expend substantial funds for research and development, increased manufacturing activity and expansion of sales and marketing activities. The amount and timing of future losses will be dependent upon, among other things, increased sales of our existing products, the timing of regulatory approval and market acceptance of the ALERT(R) System and ultrasound products and developmental, regulatory and market success of new products under development as well as EP Med's ability to establish, preserve and enforce intellectual property rights to its products. There can be no assurance that any of our development projects will be successful or that if development is successful, that the products will generate any sales.

Forward-Looking Statements

      This report contains certain statements of a forward-looking nature relating to such matters as anticipated financial and operational performance, business prospects, technological developments, results of clinical trials, new products, research and development activities and similar matters. These statements are based on information currently available to management and on management's beliefs and assumptions. When used in this document the words "anticipate", "designed to", "estimate", "believe", "plans", and similar expressions are intended to identify forward-looking statements but these are not the exclusive means of identifying such statements. Such statements are only predictions and are subject to risks and uncertainties and that actual events or results may differ materially from those anticipated, estimated, or projected due to a number of factors. In evaluating such statements, specific consideration should be given to the various factors effecting the industry and economy generally, as well as those identified in this report and in EP Med's other reports filed with the Securities and Exchange Commission, which could cause actual results to differ materially from those indicated by such forward-looking statements.

Results of Operations

Six Months Ended June 30, 2001 and 2000

      Net sales were $4,482,000 for the six months ended June 30, 2001 as compared to $5,039,000 for the comparable period in 2000. This decrease is primarily due to lower sales in Asia and the Pacific Rim.

      Net sales for the six months ended June 2001 were billed in three currencies: $3,773,000 in U.S. dollars, 718,000 in Euro, and 29,000 pounds sterling. Management has determined the impact of foreign currency risk on sales to be minimal since a majority of sales are billed in U.S. dollars. EP Med does incur translation gains/losses in Stockholder's Equity. EP Med incurred a translation loss of $262,000 for the six months ended June 30,

2001. As of June 30, 2001, the Company has not entered into any derivative financial instruments for hedging or other purposes.

      Cost of products sold decreased $392,000 (or 16%) to $2,082,000 for the six months ended June 30, 2001 as compared to the same period in 2000. This decrease is due to the decrease in sales. Cost of products sold additionally improved as a percentage of sales from 49% to 46% due to improved buying patterns and general reductions in manufacturing costs.

      Gross profit on sales for the six months ended June 30, 2001 was $2,400,000 as compared with $2,565,000 for the same period in 2000. The gross profit improved as a percentage of sales from 51% to 54%, primarily the result of cost improvements in manufacturing the EP-WorkMate(R). We anticipate improvement in EP Med's overall gross profit percentage as sales of the ALERT(R) System and other catheter products increase, which should offset the fixed costs, associated with maintaining a catheter manufacturing operation.

      Sales and marketing expenses decreased $191,000 to $2,286,000 for the six months ended June 30, 2001 as compared to the same period in 2000. The decrease during this period was primarily due to a $44,000 reduction in trade show expenses coupled with lower travel costs of $131,000.

      General and administrative expenses decreased $16,000 to $1,080,000 for the six months ended June 30, 2001 as compared to the first six months of 2000. This was primarily due to a $79,000 decrease in salaries and fringe benefits, partially offset by an increase in temporary worker help of $41,000.

      Research and development expenses decreased $109,000 to $1,298,000 for the six months ended June 30, 2001 as compared to the same period in 2000. This is primarily due to a decrease in travel-related costs of $53,000 and a decrease in engineering parts and supplies of $88,000. EP Med expects that research and development expenses are likely to increase in future periods, in part due to ongoing expenses related to the ALERT(R) and ViewMate(TM) Ultrasound Systems, new product development activities and continued costs associated with the regulatory approval process.

      Other income, net, increased $192,000 to $409,000 for the six months ended June 30, 2001 as compared to the same period in 2000, primarily due to the receipt of $420,000 on the sale of a portion of EP Med's New Jersey cumulative net operating loss. The sale of the cumulative net operating loss is a result of a New Jersey State law enacted January 1, 1999, allowing emerging technology and biotechnology companies to transfer "sell" their unused New Jersey net operating loss carry forwards and New Jersey research and development tax credits to any profitable New Jersey Company qualified to buy them for cash.

      Interest expense increased $187,000 to $170,000 primarily due to the $3,200,000 note payable to Medtronic entered into November 2000.

Three Months Ended June 30, 2001 and 2000

      Net sales were $2,413,000 for the quarter ended June 30, 2001 as compared to $2,136,000 for the prior period in 2000. This increase is primarily due to higher domestic sales of the EP-WorkMate(R).

      Net sales for the three months ended June 30, 2001 were billed in three currencies: $2,143,000 in U.S. dollars, 264,000 in Euro, and 25,000 pounds sterling. Management has determined the impact of foreign currency risk on sales to be minimal due to a majority of sales are billed in U.S. dollars. EP Med does incur translation gains/losses in Stockholder's Equity. As of June 30, 2001, the Company has not entered into any derivative financial instruments for hedging or other purposes.

      Cost of products sold increased $30,000 (or 3%) to $1,131,000 for the three months ended June 30, 2001 as compared to the same period in 2000. Gross profit on sales for the three months ended June 30, 2001 was $1,282,000 as compared with $1,035,000 for the same period in 2000. The gross profit improved as a percentage of sales from 49% to 53%. The increase was primarily due to cost improvements in manufacturing the EP-WorkMate(R). We anticipate improvement in EP Med's overall gross profit percentage as sales of the ALERT(R) System and other catheter products increase, which should offset the fixed costs, associated with maintaining a catheter manufacturing operation.

      Sales and marketing expenses decreased $36,000 to $1,184,000 for the three months ended June 30, 2001 as compared to the same period in 2000. The decrease during this period was primarily due to a reduction in trade show expenses and travel of $24,000 and $36,000, respectively.

      General and administrative expenses decreased $71,000 to $524,000 for the three months ended June 30, 2001 as compared to the same three-month period in 2000. The decrease during this period was primarily a result of lower salaries and fringe benefits of $41,000 and reduced legal and professional fees of $30,000 partially offset by increased temporary worker help expenses of $22,000.

      Research and development expenses decreased $123,000 to $652,000 for the three months ended June 30, 2001 as compared to 2000. This decrease is primarily due to decreases in: travel related costs of $40,000; engineering parts and supplies of $53,000; and salaries and related fringe benefits of $19,000. EP Med expects that research and development expenses are likely to increase in future periods, in part due to ongoing expenses related to the ALERT(R) and ViewMate(TM) Ultrasound Systems, new product development activities and continued costs associated with the regulatory approval process.

      Other (expense) income, net, decreased $14,000 for the three months ended June 30, 2001 as compared to the same period in 2000, while interest expense increased $87,000 to $80,000 primarily due to the $3,200,000 note payable to Medtronic entered into November 2000.

Liquidity and Capital Resources

      Since inception, EP Med's expenses have exceeded its sales, resulting in an accumulated deficit of approximately $24,510,000 at June 30, 2001.

      On June 21, 1996, we completed our initial public offering of 2,500,000 shares of common stock at a purchase price of $5.50 per share, for aggregate net proceeds of approximately $11,786,000 after deducting offering expenses. On April 9, 1998, we sold and issued 2,250,000 shares of our common stock to 6 institutional investors at a price of $2.25 per share using the gross proceeds of this offering in the amount of $5,062,500, before deducting offering expenses of approximately $401,000, for working capital purposes.

      We entered into a financing arrangement in March 1999 with a bank consisting of a $2,000,000 revolving line of credit and a $500,000 term loan secured by a lien on EP Med's facility in West Berlin, New Jersey and the machinery, equipment and inventory located there. At December 31, 2000, EP Med was not in compliance with certain financial ratios of the bank debt. EP Med received a waiver from the bank for both of these violations, in consideration of repayment of $2.3 million outstanding on EP Med's revolving credit facility using the funds obtained from the Medtronic debt financing completed in December 2001. The revolving credit facility, which originally was scheduled to expire on March 31, 2001, was terminated by the bank in January 2001, upon the payment of the amounts outstanding and was not replaced. The related term loan remains in place and is being repaid on a monthly basis through its December 31, 2004 term. Interest on the term note is payable monthly in arrears, at either the prime rate plus 3/4% or LIBOR plus 3/4% at the Company's discretion. Principal became payable beginning in January 2000 in 48 equal monthly installments under a 15-year amortization schedule with a balloon payment due in December 2004.

      On September 1, 1999, we sold and issued an aggregate of 1,135,000 shares of common stock in a private offering to EGS Private Healthcare Partnership, L.P. and EGS Private Healthcare Counterpart, L.P., major institutional investment funds, Darryl Fry and David Mortara, a current and now former member of EP Med's Board of Directors, and Steven E. Gross, a private investor (together, the "1999 Investors") at $2.75 per share. Each of the 1999 Investors received a callable warrant (collectively, the "1999 Warrants"), exercisable at $3.50 per share, entitling them to purchase an aggregate of 567,500 shares of common stock subject to EP Med's right to call the 1999 Warrants when the average closing price of EP Med's common stock equaled or exceeded $4.125 per share during any 20 consecutive trading days. The warrants were to expire 5 years from the date of grant, and were valued using the Black-Scholes option pricing model. The proceeds from the offering were $3,032,000, net of approximately $89,000 in related expenses and the proceeds from the offering were used for working capital purposes. During February 2000, the 1999 Warrants became callable and EP Med and the 1999 Investors arranged for the 1999 Warrants to be canceled in exchange for which EP Med received $718,375 from the exercise by the 1999 Investors of 205,250 warrant shares at $3.50 per warrant share and EP Med issued non-callable replacement warrants to purchase 362,250 shares of common stock at an exercise price of $7.50 per share. Included among the 1999 Investors who exercised 1999 Warrants were the institutional shareholders and the two members of EP Med's Board of Directors.

      In November 2000, EP Med completed a debt financing with Medtronic Asset Management, Inc., an affiliate of Medtronic, Inc., one of EP Med's shareholders and one of the world's leading medical technology companies, which provided an aggregate of $3.2 million of which approximately $2.3 million was utilized to repay outstanding amounts on EP Med's revolving credit facility with its bank. The financing transaction, evidenced by a note purchase agreement and secured promissory note bearing interest at two percentage points over the prime rate, provides that principal and all accrued interest on the note are to be repaid on November 15, 2003 and that the note is secured by a pledge by David Jenkins, EP Med's President, Chief Executive Officer and a director and shareholder of EP Med, of 300,000 shares of common stock of Transneuronix, Inc., a privately-held corporation engaged in the development of neuro-muscular stimulation devices. The shares pledged amount to approximately 5% of the total outstanding common stock of Transneuronix, Inc. EP MedSystems received $1.6 million at the closing of the transaction in November 2000 and received the remaining $1.6 million on January 17, 2001. The Company accrued approximately $168,000 of interest expense included within accrued expenses as of June 30, 2001.

      On March 28, 2001, after receipt of shareholder approval, EP Med consummated the sale and issuance of 1,625,000 shares of common stock and warrants for 812,500 additional shares to certain investors. Included among the investors is Cardiac Capital, LLC, a limited liability company, of which our Chairman of the Board, President and Chief Executive Officer and a shareholder of EP Med, David A. Jenkins, is a 50% owner. The aggregate amount of the new shares which potentially may be issued in this private placement is in excess of 20% of the outstanding common stock of EP MedSystems (on a pre-transaction basis) assuming all warrants are exercised and, as a result of this and of the related-party nature of the transaction and the view that the transaction possibly could constitute a change of control under certain Nasdaq Marketplace Rules, in accordance with the requirements of the Nasdaq National Market, EP Med sought, and received, shareholder approval. The consummation of the transaction provided EP Med with over $3,000,000 in working capital after expenses.

      On June 11, 2001, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC under which Fusion Capital has committed to purchase on each trading day during the 25-month term of the agreement $20,000 of our common stock up to a aggregate of $10 million upon the declaration of effectiveness of a registration statement covering the shares to be purchased. In connection with the transaction we have filed a registration statement with the Securities and Exchange Commission which, once effective, will be used by Fusion Capital, as the selling shareholder, to offer for sale up to 2,700,000 shares of our common stock. The shares offered will consist of up to 2,475,000 shares of common stock that Fusion Capital has agreed to purchase from EP MedSystems under the common stock purchase agreement and 225,000 shares of common stock issued (or issuable) to Fusion Capital as compensation for its purchase commitment. A portion of the 225,000 shares being issued to Fusion Capital as compensation for its purchase commitment, specifically 112,250 shares, were issued to Fusion Capital as of June 11, 2001.

      We currently are evaluating a proposal from an institutional lender regarding a $3 million line of credit facility. We are soliciting additional proposals for consideration and comparison.

      Net cash used in operating activities for the six months ended June 30, 2001 increased $987,000 as compared to the same period in 2000. This net use of cash in operations was primarily due to the increase in accounts receivable in 2001, as a result of the improvement in sales activity in the second quarter. The accounts receivable balance in the prior year decreased due to a substantial drop in sales during the second quarter of 2000. Payments to related parties are made on terms similar to those of other suppliers.

      Capital expenditures were $205,000 during the six months ended June 30, 2001 as compared to $741,000 for the same period in 2000. The prior year capital expenditures were primarily related to building infrastructure improvements on our West Berlin, New Jersey manufacturing facility.

      As of the date of this Quarterly Report on Form 10-QSB, EP Med does not have any other material commitments for capital expenditures. However, EP Med expects to purchase capital equipment and to expand its manufacturing and assembly capabilities as it continues to grow. EP Med leases office and manufacturing space and certain office equipment under operating leases.

      As a result of EP Med's limited sources of liquidity, prior inability to generate significant revenues and expected continued losses, there is uncertainty as to whether EP Med will be able to continue as a going concern. Our auditors included a going concern qualification in their report on our financial statements for the year ended December 31, 2000. The going concern qualification in the auditors' report may adversely affect our business prospects, financial condition and results of operations and may harm our relationships with vendors and customers as well as further limiting our ability to obtain financing.

      EP Med's cash position was approximately $1,482,000 at June 30, 2001, and our monthly operating expenses are approximately $500,000. We expect operating losses to continue in the near future due to continued research and development activities and additional personnel and equipment required to increased manufacturing and assembly of our products. The amount and timing of future losses will be dependent upon, among other things, increased sales of our existing products, regulatory approval and market acceptance of the ALERT(R) System and our Viewmate(TM) Ultrasound system, and the regulatory and market success of new products under development. There can be no assurance that any of our development projects will be successful or that if development is successful, that the products will generate any sales. Based upon our current plans and projections, we believe that our existing capital resources will only be sufficient to meet our anticipated operational needs for the next three months if the registration statement filed in connection with the private equity line of financing with Fusion Capital is not declared effective within that time. In the event that we cannot raise capital funds within such period, we believe that we can reduce non-core-related expenditures, which will allow EP Med to continue operations for sometime thereafter. However, that continuation may not be possible should circumstances outside EP Med's control (including, for example, changes in general economic conditions or other matters, which adversely affect EP Med's business) significantly interfere with EP Med's business.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

There were no material developments in legal proceedings disclosed by the Company in previous reports during the quarterly period ended June 30, 2001.

Item 2. Changes in Securities.

(a) Not applicable.

(b) Not applicable.

(c) On June 11, 2001, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC under which Fusion Capital has committed to purchase on each trading day during the 25-month term of the agreement $20,000 of our common stock up to a aggregate of $10 million upon the declaration of effectiveness of a registration statement covering the shares to be purchased. In connection with the transaction we have filed a registration statement with the Securities and Exchange Commission which, once effective, will be used by Fusion Capital, as the selling shareholder, to offer for sale up to 2,700,000 shares of our common stock. The shares offered will consist of up to 2,475,000 shares of common stock that Fusion Capital has agreed to purchase from EP MedSystems under the common stock purchase agreement and 225,000 shares of common stock issued (or issuable) to Fusion Capital as compensation for its purchase commitment. A portion of the 225,000 shares being issued to Fusion Capital as compensation for its purchase commitment, specifically 112,250 shares, were issued to Fusion Capital as of June 11, 2001.

(d) Not applicable.

Item 3. Defaults Upon Senior Securities.

      Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

      Not applicable.

Item 5. Other Information.

      In July, 2001, subsequent to an inspection by the FDA of our manufacturing facility in West Berlin, New Jersey, we received a "warning letter" requiring us to investigate and correct various observations made by the FDA with respect to violations at the facility and relating to our procedures primarily pertaining to design controls and manufacturing process controls. The "warning letter" identifies six areas requiring our attention and requires notification to the FDA, within 15 working days of its receipt, of the specific steps to be taken to correct the violations. We have contacted the FDA and are making efforts diligently to correct the violations identified. We have responded to the issues raised in the "warning letter" addressing all issues but one, which relates to validation of our Symix computer software. The validation process for this software is underway. We believe that we have taken all other steps necessary to meet the FDA's requirements and we await the FDA's response. If the FDA is not satisfied with our corrective actions, it could take regulatory actions against us including license suspension, revocation and/or denial, seizure and/or injunction and/or civil penalties. Any such action is likely to have a material adverse effect upon our business and financial condition.

Item 6. Exhibits and Reports on Form 8-K.

      (a)   Exhibits

                  The following exhibits will be filed as part of this Form 10-QSB:

                  None.

      (b)   Reports on Form 8-K

                  During the quarter ended June 30, 2001, EP Med filed a Current Report on Form 8-K, dated June 11, 2001, reporting, under "Item 5. Other Events and Regulation FD Disclosure" thereunder, the proposed sale and issuance of shares of common stock to Fusion Capital Fund II, LLC under a private equity line financing transaction. No financial statements were included in such report.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    EP MEDSYSTEMS, INC.
                                    -------------------
                                             (Registrant)


Date: August 14, 2001           By: /s/  David A. Jenkins
     ----------------               ---------------------
                                    David A. Jenkins
                                    President and Chief Executive Officer


Date: August 14, 2001           By: /s/  Joseph M. Turner
     ----------------               ---------------------
                                    Joseph M. Turner
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)