Form 10QSB
period 2001-09-30
EP MEDSYSTEMS INC
filed 2001-11-14
CIK 1012394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2001
                                               ------------------

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number: 0-28260

                               EP MEDSYSTEMS, INC.
                               -------------------
        (Exact name of small business issuer as specified in its charter)

         New Jersey                                              22-3212190
---------------------------------                              -------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

100 Stierli Court, Mount Arlington, New Jersey                  07856
----------------------------------------------               -----------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      Class                               Outstanding at November 12, 2001
      -----                               --------------------------------
      Common Stock, without par value               13,861,217 shares

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                                    CONTENTS

PART I -- FINANCIAL INFORMATION                                            Page
                                                                          ------
     Item 1. Financial Statements

             Consolidated Balance Sheet at September 30, 2001 (unaudited)     3

             Consolidated Statements of Operations for three months
             ended September 30, 2001 and 2000 (unaudited)                    4

             Consolidated Statements of Operations for nine months            5
             ended September 30, 2001 and 2000 (unaudited)

             Consolidated Statements of Cash Flows for nine months
             ended September 30, 2001 and 2000 (unaudited)                    6

             Notes to Consolidated Financial Statements (unaudited)        7-13

     Item 2. Management's Discussion and Analysis or Plan of Operation    13-23

PART II  -- OTHER INFORMATION

     Item 1. Legal Proceedings                                               23

     Item 2. Changes in Securities                                        23-25

     Item 3. Defaults Upon Senior Securities                                 25

     Item 4. Submission of Matters to a Vote of Security Holders          25-26

     Item 5. Other Information                                               26

     Item 6. Exhibits and Reports on Form 8-K                                26

     Signatures and Exhibit Index                                            26

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                  September 30,
                                                                       2001
                                                                  -------------
ASSETS                                                             (unaudited)
Current assets:
   Cash and cash equivalents                                      $     810,228
   Accounts receivable, net of allowances for
     doubtful accounts of $57,689                                     2,948,682
   Inventory, net                                                     2,237,084
   Prepaid expenses and other current assets                            646,190
                                                                  -------------
      Total current assets                                            6,642,184
Property and equipment, net                                           2,321,759
Intangible assets, net                                                  400,823
Other assets                                                            127,507
                                                                  -------------
      Total assets                                                $   9,492,273
                                                                  =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                               $   1,243,182
   Accrued expenses                                                     688,231
   Deferred warranty revenue and prepaid rent income                    147,693
   Customer Deposits                                                     42,000
   Current portion of long-term debt                                     33,034
                                                                  -------------
      Total  current liabilities                                      2,154,140
   Note Payable to Medtronic, Inc.                                    3,200,000
   Long-term debt, less current portion                                 412,498
   Non-current deferred warranty revenue                                129,894
                                                                  -------------
      Total liabilities                                           $   5,896,532
                                                                  -------------
Commitments and contingencies
Shareholders' equity:
   Preferred Stock, no par value, 5,000,000 shares
      authorized, no shares issued and outstanding                           --
   Common stock, $.001 stated value, 25,000,000
      shares authorized, 13,861,217 shares issued
      and outstanding                                             $      13,861
   Additional paid-in capital                                        29,849,394
   Deferred Offering Costs                                             (333,383)
   Receivable from executive officers                                  (320,000)
   Accumulated deficit                                              (25,614,131)
                                                                  -------------
      Total shareholders' equity                                      3,595,741
                                                                  -------------
      Total liabilities and shareholders' equity                  $   9,492,273
                                                                  =============

        The accompanying notes are an integral part of these statements.

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                  For the Three Months Ended
                                                September 30,    September 30,
                                                     2001             2000
                                                -------------    -------------

Net sales                                       $   2,482,654    $   2,717,092
Cost of products sold                               1,145,723        1,252,808
                                                -------------    -------------
      Gross profit                                  1,336,931        1,464,284

Operating costs and expenses:
   Sales and marketing expenses                     1,195,310        1,174,289
   General and administrative expenses                544,551          621,708
   Research and development expenses                  633,551          636,792
                                                -------------    -------------
      Loss from operations                         (1,036,481)        (968,505)

Interest (expense) income, net                        (81,510)         (12,514)
Other income, net                                      13,026            4,146
                                                -------------    -------------
      Net loss                                  $  (1,104,965)   $    (976,873)
                                                =============    =============

Basic and diluted loss per share                $       (0.08)   $       (0.08)
                                                =============    =============

Weighted average shares outstanding used
to compute basic and diluted loss per share        13,806,869       11,988,808
                                                =============    =============

        The accompanying notes are an integral part of these statements.

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                  For the Nine Months Ended
                                               September 30,    September 30,
                                                    2001             2000
                                               -------------    -------------

Net sales                                      $   6,964,394    $   7,756,310
Cost of products sold                              3,227,699        3,727,065
                                               -------------    -------------
      Gross profit                                 3,736,695        4,029,245

Operating costs and expenses:
   Sales and marketing expenses                    3,481,580        3,651,460
   General and administrative expenses             1,624,759        1,718,329
   Research and development expenses               1,931,993        2,043,744
                                               -------------    -------------
      Loss from operations                        (3,301,637)      (3,384,288)

Interest (expense) income, net                      (251,161)           4,553
Other income, net                                    421,733          221,189
                                               -------------    -------------
      Net loss                                 $  (3,131,065)   $  (3,158,546)
                                               =============    =============

Basic and diluted loss per share               $       (0.24)   $       (0.27)
                                               =============    =============

Weighted average shares outstanding used
to compute basic and diluted loss per share       13,197,054       11,705,126
                                               =============    =============

        The accompanying notes are an integral part of these statements.

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                  For the Nine Months Ended
                                                                September 30,    September 30,
                                                                     2001             2000
                                                                -------------    -------------
Cash flows from operating activities:
  Net loss                                                      $  (3,131,065)   $  (3,158,546)
  Adjustments to reconcile net loss to net cash
      Used in operating activities:
      Depreciation and amortization                                   638,979          543,915
      Bad Debt Expense                                                  8,667               --
  Changes in assets and liabilities:
      (Increase) decrease in accounts receivable                     (445,700)         525,706
      (Increase)  in inventories                                     (123,964)         (94,664)
      (Increase) decrease in prepaid and other current assets        (533,537)          28,944
      (Decrease) in payables due to related parties                       (75)        (187,320)
      Increase (decrease) in accounts payable                         329,082         (186,855)
      Increase (decrease) in accrued expenses, deferred
          revenue and customer deposits                               297,864         (283,642)
                                                                -------------    -------------
          Net cash (used in) operating activities               $  (2,959,749)   $  (2,812,462)
                                                                -------------    -------------

Cash flows from investing activities:
   Capital expenditures                                              (123,353)      (1,109,960)
                                                                -------------    -------------
          Net cash (used in) investing activities               $    (123,353)   $  (1,109,960)
                                                                -------------    -------------

Cash flows from financing activities:
   Proceeds from exercise of warrants                                      --          718,375
   Proceeds from exercise of stock options                              1,600          929,221
   Net borrowings  under notes payable                              1,551,190               --
   Net (payments) borrowings - revolving line of credit              (761,560)       1,515,247
   Net  proceeds from issuance of common stock                      2,978,445               --
                                                                -------------    -------------
          Net cash provided by financing activities             $   3,769,675    $   3,162,843
                                                                -------------    -------------

Effect of exchange rate changes                                      (178,624)         (11,495)

Net  increase (decrease) in cash and cash equivalents                 507,949         (771,074)
Cash and cash equivalents, beginning of period                        302,279        2,006,731
                                                                -------------    -------------
Cash and cash equivalents, end of period                        $     810,228    $   1,235,657
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

      As a result of EP MedSystems' limited sources of liquidity, prior inability to generate significant revenues and expected continued losses, there is uncertainty as to whether EP MedSystems will be able to continue as a going concern. Our auditors included a going concern qualification in their report on our financial statements for the year ended December 31, 2000.

Note 2. Inventories

      Inventories are valued at the lower of cost or market with cost being determined on a first-in, first-out basis. Inventories at September 30, 2001 consist of the following:

               Raw materials                      $   858,046
               Work in process                        211,889
               Finished goods                       1,253,548
               Reserve for obsolescence               (86,399)
                                                  -----------
                                                  $ 2,237,084
                                                  ===========

Note 3. Note payable

      On November 15, 2000, EP MedSystems, Inc. completed a debt financing for $3.2 million with Medtronic Asset Management, Inc., an affiliate of Medtronic, Inc., one of EP MedSystems' shareholders. Approximately $2.3 million was utilized to repay outstanding amounts on EP MedSystems' revolving credit facility with its bank. The note to Medtronic bears interest at the prime rate plus 2%. The principal and all accrued interest on the note are to be repaid on November 15, 2003 and the note is secured by a pledge by David Jenkins, EP MedSystems' Chief Executive Officer and a director and shareholder of EP MedSystems, of shares of common stock of a privately-held corporation. The debt financing is subordinate to existing rights of EP MedSystems' senior lender, Fleet National Bank. EP MedSystems received $1.6 million at closing and $1.6 million on January 17, 2001. EP MedSystems accrued approximately $252,000 of interest expense included within accrued expenses as of September 30, 2001.

      EP MedSystems entered into a financing arrangement in March 1999 with a bank consisting of a $2,000,000 revolving line of credit and a $500,000 term loan secured by a lien on EP MedSystems' facility in West Berlin, New Jersey and the machinery, equipment and inventory located there. Pursuant to the loan documentation relating to the term loan and revolving credit facility, EP MedSystems is required to maintain certain financial ratios and meet certain net worth and indebtedness tests. At September 30, 2000 and December 31, 2000, EP MedSystems was not in compliance with certain financial covenants. EP MedSystems repaid $2.3 million outstanding on the revolving credit facility using funds obtained from the Medtronic debt financing and as a result received a permanent waiver from the bank for both violations as of December 31, 2000. The credit facility, which was originally scheduled to expire on March 2001, was terminated in January 2001, and was not replaced by another facility. The related term loan remains in place and is being repaid on a monthly basis through its December 31, 2004 term. Interest on the term note is payable monthly in arrears, at either the prime rate plus 3/4% or LIBOR plus 3/4% at EP MedSystems' discretion. Principal became payable beginning in January 2000 in 48 equal monthly installments under a 15-year amortization schedule with a balloon payment due in December 2004.

Note 4. Common Stock

      On March 28, 2001, EP MedSystems consummated the private sale and issuance to certain investors of 1,625,000 shares of common stock of EP MedSystems and warrants for 812,500 additional shares at a purchase price of $1.99 per share of common stock and $0.02 per warrant share. Included among the investors is Cardiac Capital, LLC, a limited liability company, of which our Chairman of the Board and Chief Executive Officer and a shareholder of EP MedSystems is a 50% owner. The consummation of the transaction has provided EP MedSystems, Inc. with over $3,000,000 in working capital after expenses.

      On June 11, 2001, EP MedSystems entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, under which Fusion Capital has committed to purchase on each trading day during the 25-month term of the agreement $20,000 of our common stock, up to an aggregate of $10 million. The 2,700,000 shares of our common stock, which may be issued under this agreement, which includes 225,000 shares of common stock issued to Fusion Capital as compensation for its purchase commitment, are the subject of an effective registration statement. The Company issued 112,250 shares of EP MedSystems common stock to Fusion Capital as an initial commitment fee under the common stock purchase agreement as of June 11, 2001, and recorded approximately $333,000 as a separate line item labeled "Deferred Offering Costs" in Shareholders' Equity. The registration statement was declared effective by the

Securities and Exchange Commission on October 18, 2001, and subsequently, on October 31, 2001, EP MedSystems issued to Fusion Capital an additional 112,750 shares of common stock reflecting the second tranche of the commitment fee, and as such recorded approximately $230,010 as "Deferred Offering Costs" in Shareholders' Equity in addition to the $333,000 previously recorded. EP MedSystems, Inc. intends to reclassify the balance from "Deferred Offering Costs" to "Additional Paid-In Capital" ratably as the stock is sold. If any portion of the $10 million maximum offering amount available from Fusion Capital is not sold by Fusion Capital, the unamortized amount of Deferred Offering Costs will be expensed and removed from equity.

      The shares were valued using the closing market price of EP MedSystems' stock at each of June 11, 2001, the date on which the agreement was executed, and on October 31, 2001, the date on which the second tranche of the commitment fee was issued, in accordance with paragraph 10(a) of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

Note 5. Stock Compensation

      In connection with EP MedSystems' hiring of a new President and Chief Operating Officer in the third quarter of 2001, EP MedSystems entered into certain employment arrangements with the executive pursuant to which the executive purchased 100,000 shares of EP MedSystems' common stock at $2.20 per share, received a five-year warrant, which vested immediately, to purchase an additional 100,000 shares of EP MedSystems' common stock, at an exercise price of $2.75 per share, and was granted an option under the Company's Long Term Incentive program, vesting over four years, to purchase 100,000 shares at an exercise price of $1.91 per share (the stock price as of grant date). In connection with the stock purchase, EP MedSystems provided the executive with a two-year, interest-free, non-recourse loan in the amount of $220,000, which is secured by a pledge to EP MedSystems of the shares. The principal balance of the loan is forgiven ratably over the term of the loan. If the executive terminates his employment prior to August 20, 2003, the remaining principal balance not forgiven, would be due and payable. The loan is forgiven, in whole, on August 20, 2003.

      As prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees"("APB No. 25"), EP MedSystems accounted for the warrant and option granted as compensation expense using the intrinsic value method. As the exercise price for the shares under the warrant and option is at or greater than the fair market value of the underlying stock on the date of issuance, the intrinsic value is zero and no compensation expense was recorded.

      EP MedSystems also determined that the treatment for the valuing and recording of the restricted shares purchased would be similar to the accounting for stock options that qualify for variable plan accounting pursuant to footnote 2 of APB No. 25. Based on the purchase price of the shares of common stock at the time of issuance, the intrinsic value of these instruments was zero and, as such, no compensation expense was recorded. These shares will be re-measured on a quarterly basis and any resulting compensation expense will be amortized over the life of the note. Compensation expense will be determined as the difference between the fair market value and the purchase price of the stock at the end of the reporting period. The purchase price is adjusted downward in conjunction with the loan amount forgiven on a quarterly basis as defined in the promissory note. No compensation expense was recorded as of September 30, 2001.

Note 6. Other Income

      Other income includes approximately $420,000 and $217,000 related to the sale of EP MedSystems' New Jersey cumulative net operating loss sold in the first quarter of 2001 and 2000, respectively. The sale of the cumulative net operating loss is allowable under a New Jersey State law enacted in January 1999, pursuant to which emerging technology and bio-technology companies may transfer, or "sell", their unused New Jersey net operating loss carry forwards and New Jersey research and development tax credits to any profitable New Jersey companies qualified to purchase them.

Note 7. Industry Segment and Geographic Information

      EP MedSystems manages its business based on one reportable segment, the manufacture and sale of cardiac electrophysiology products. EP MedSystems' chief operating decision-makers use consolidated results to make operating and strategic decisions.

      The following table sets forth product sales by geographic segment for the nine months ended September 30,

                                              2001         2000
                                           ----------   ----------
          United States                    $4,113,000   $3,948,000
          Europe/Middle East                1,939,000    1,945,000
          Asia and Pacific Rim                912,000    1,863,000
                                           ----------   ----------
                                           $6,964,000   $7,756,000
                                           ==========   ==========

      Sales of EP MedSystems' cardiac electrophysiology devices and related catheters aggregated $6,036,000 and $928,000, respectively, for the nine months ended September 30, 2001 and $6,750,000 and $1,006,000, respectively, for the comparable period in 2000. EP MedSystems' long-lived assets are located in the U.S.

      Net sales for the nine months ended September 30, 2001 were billed in three currencies: $5,693,000 in U.S. dollars, 1,371,000 in Euro, and 44,000 pounds sterling. Management has determined the impact of foreign currency risk on sales to be minimal since a majority of sales are billed in U.S. dollars. EP MedSystems does incur translation gains/losses which are recorded in Stockholder's Equity. Stockholder's Equity includes a cumulative translation loss of $179,000 as of September 30, 2001. As of September 30, 2001, EP MedSystems has not entered into any derivative financial instruments for hedging or other purposes.

Note 8. Net Loss Per Share

      Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share since potential shares of common stock from the exercise of stock options and warrants are anti-dilutive for all periods presented. Accordingly, potential common shares of 2,515,758 and 1,508,810 for the nine months ended September 30, 2001 and 2000, respectively, have been excluded from the diluted per share calculation.

Note 9. Comprehensive Income

      Comprehensive income approximated net income for the three months ended September 30, 2001 and 2000.

Note 10. Recently Issued Accounting Standards

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations." SFAS No. 141 supercedes Accounting Principles Board Opinion No. 16 ("APB No. 16"), "Business Combinations." The primary changes made by SFAS No. 141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and
(3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized). EP MedSystems does not expect that the adoption of SFAS No. 141 will have a material impact on its results of operations, financial position or cash flows. The adoption of SFAS No. 141 is required for all business combinations initiated after June 30, 2001. EP Med will adopt the standard accordingly.

      In addition, in June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 142 supercedes Accounting Principles Board Opinion No. 17, "Intangible Assets." SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. The primary changes made by SFAS No. 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. In connection with the adoption of this standard, EP MedSystems' unamortized goodwill balance will no longer be amortized, but will continue to be tested for impairment. EP MedSystems plans to test impairment of goodwill, at least annually, using a two-step impairment test consisting of comparing goodwill fair value and book value of determined reporting units and, if applicable, measuring the excess of the recorded amount of goodwill with its implied fair value. EP MedSystems is currently assessing the impact of the standard on other indefinite lived assets and the total impact of this standard on our results of operations.

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS No. 143"), "Accounting for Asset Retirement Obligations." This standard requires that obligations associated with the retirement of tangible long-lived assets be recorded as liabilities when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, this liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, which for EP MedSystems, Inc. means the standard will be adopted on January 1, 2003. EP MedSystems does not expect that the adoption of this statement will have a material impact on its results of operations, financial position or cash flows.

      In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes Statement of Financial Accounting No. 144 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 applies to all long-lived assets, including discontinued operations, and consequently amends Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Based on SFAS No. 121, SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, which for EP MedSystems, Inc. means the standard will be adopted on January 1, 2002. The Company does not expect that the adoption of SFAS No. 144 will have a material impact on its results of operations, financial position or cash flows.

Note 11. Subsequent Events

      On October 18, 2001, EP MedSystems' registration statement relating to its equity line financing transaction with Fusion Capital Fund II, LLC was declared effective by the Securities and Exchange Commission. On October 31, 2001, EP MedSystems closed on the $10 million equity line with Fusion Capital under the common stock purchase agreement previously entered into in June 2001. (See Note
4. Common Stock). EP MedSystems issued a suspension notice under the common stock purchase agreement to suspend Fusion Capital's purchase obligation until such time as the Company rescinds the suspension notice thereby reinstating Fusion Capital's obligation to purchase shares of EP MedSystems common stock.

      In addition, as of October 23, 2001, EP MedSystems consummated the private sale and issuance of newly-designated Series A convertible preferred stock to Century Medical, Inc. ("CMI"), its Japanese distributor, and Medtronic, Inc. ("Medtronic"), a shareholder and creditor of the Company. An aggregate of 1,259,717 preferred shares were issued in the transactions. Each preferred share is convertible, at the option of either CMI or Medtronic, at any time from and after the earlier of, December 31, 2001 and the date of receipt by the United States Food and Drug Administration ("FDA") of 510K approval of EP MedSystems' ViewMate(TM) Ultrasound Imaging System device or of pre-market approval of EP MedSystems' ALERT(R) System device (in either case, an "FDA Event"), or by EP MedSystems at any time after an FDA Event, into one share of EP MedSystems' common stock. The transaction with Century Medical, Inc. involved the sale of the shares of preferred stock at a price of $2.048 per share as well as an amendment to the Company's Distribution Agreement with CMI. The transaction with Medtronic involved the sale of preferred stock at a price of $1.781 per share. EP MedSystems received aggregate gross proceeds of $2,400,000 from the two transactions.

      In July 2001, EP MedSystems received a "warning letter" from the FDA, which required the investigation and correction of various violations pertaining to design controls and manufacturing process controls. EP MedSystems has responded to all issues raised but one relating to validation of the Symix computer software which validation process is underway. As of the date of this filing, EP MedSystems is awaiting the FDA's response with respect to the actions taken and, as such it is not possible at this time to accurately predict the impact, if any, which the "warning letter" will have on 2001 and future operations as such will depend on the timing and nature of the resolution of the FDA's issues.

Item 2. Management's Discussion and Analysis or Plan of Operation

Overview

      EP MedSystems was incorporated in January 1993 and operates in a single industry segment. We develop, manufacture, market and sell a line of products for the cardiac electrophysiology market used to diagnose, monitor and treat irregular heartbeats known as arrhythmias. Since EP Med's inception, we have acquired technology and marketing rights, have developed new products and have begun marketing various electrophysiology products, including the EP-WorkMate(R) computerized electrophysiology workstation, the EP-3(TM) Stimulator, diagnostic electrophysiology catheters and the ALERT(R) System, including the ALERT(R) Companion and ALERT(R) internal cardioversion catheters and related disposable supplies. To date, these products have generated nearly all of EP Med's sales.

      EP Med's leading diagnostic product is the EP-WorkMate(R), a computerized electrophysiology workstation that monitors, displays and stores cardiac electrical activity and arrhythmia data which, through September 2001, contributed to approximately 81% of EP Med's sales revenues. The EP-WorkMate(R) offers, among other features, display and storage of up to 192 intracardiac signals, real-time analysis and integration with our own proprietary systems, such as the EP-3(TM) Stimulator, as well as with other technologies and systems. The EP-3(TM) Stimulator is a computerized signal generator and processor which, when integrated with the EP-WorkMate(R), is used to stimulate the heart with electrical impulses in order to locate arrhythmia. As of September 2001, the EP-3(TM) Stimulator accounted for approximately 4% of EP Med's total sales. EP Med also markets a line of diagnostic electrophysiology catheters for stimulation and sensing of electrical signals during electrophysiology studies, which represented approximately 6% of EP Med's total sales revenues for the nine months ended September 2001.

      We have identified the diagnosis and treatment of atrial fibrillation, a particular type of arrhythmia, as a primary focus for our ongoing development efforts. In an effort to address this medical condition, we have developed a new product for internal cardioversion of atrial fibrillation known as the ALERT(R) System, which uses a patented electrode catheter to deliver measured, variable, low-energy electrical impulses directly to the inside of the heart to convert atrial fibrillation to a normal heart rhythm. We have obtained Class III Design Examination Certification from the European notified body allowing us to label the ALERT(R) System with a CE Mark, an international symbol of adherence to quality assurance standards, design reviews and hazard analysis, which permits us to sell the ALERT(R) System in the European Community. International sales of the ALERT(R) System and related catheters accounted for approximately 9% of EP Med's total sales revenues as of September 2001. The ALERT(R) System is not approved for sale in the United States, but we have completed clinical trials and have submitted our application for pre-market approval of the device to the U.S. Food and Drug Administration and have responded to FDA requests for supplemental information; we are awaiting further action on this application and on other regulatory matters. As such, approval to market and sell the ALERT(R) System in the U.S. may take until the fourth quarter of 2001, if approved at all.

      We are also involved in the development of an intracardiac ultrasound product line including the ViewMate(TM) ultrasound imaging console and intracardiac imaging catheters. These products offer high-resolution, real-time ultrasound capability designed to improve a physician's or clinician's ability to visualize inside the chambers of the heart. We believe that the ViewMate(TM) Ultrasound System may play an important diagnostic role allowing more effective treatment options of complex cardiac arrhythmias such as ventricular tachyarrhythmia and atrial fibrillation. Our ultrasound products currently are not approved for sale. We are preparing our application for 510(k) approval for submission to the FDA within approximately 120 days, due to the device's substantial equivalence to a legally marketed device. We do not anticipate receiving approval to sell the ViewMate(TM) Ultrasound System until the second half of 2002, if approved at all.

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

Results of Operations for the Nine-Month Period Ended September 30, 2001 Compared to the Nine-Month Period Ended September 30, 2000.

      Net sales were $6,964,000 for the nine months ended September 30, 2001 as compared to $7,756,000 for the comparable period in 2000. This decrease is primarily due to lower sales orders in Asia and the Pacific Rim resulting, in part, from a delay in the roll-out of hardware improvements to the EP-WorkMate(R) to this region until the fourth quarter 2001.

      Net sales for the nine months ended September 2001 were billed in three currencies: $5,693,000 in U.S. dollars, 1,371,000 in Euro, and 44,000 pounds sterling. Management has determined the impact of foreign currency risk on sales to be minimal since a majority of sales are billed in U.S. dollars. EP Med does incur translation gains/losses, which are recorded in Shareholder's Equity. EP Med's cumulative translation loss was $179,000 at September 30, 2001.

      Cost of products sold decreased $499,000 (or 13%) to $3,228,000 for the nine months ended September 30, 2001 as compared to the same period in 2000. This decrease is primarily due to the decrease in sales. Cost of products sold additionally decreased as a percentage of sales from 48% to 46% primarily due to increased sales in the U.S. which realizes a higher average selling price than internationally and decreased raw material costs due to improved buying patterns and general reductions in manufacturing costs.

      Gross profit on sales for the nine months ended September 30, 2001 was $3,737,000 as compared with $4,029,000 for the same period in 2000. The gross profit improved as a percentage of sales from 52% to 54%, primarily the result of cost improvements in manufacturing the EP-WorkMate(R) and increased sales in the U.S. which realizes a higher average selling price than internationally. We anticipate improvement in EP Med's overall gross profit percentage due to cost initiatives particularly in the catheter manufacturing operations area and increased sales of the ALERT(R) and Ultrasound System once approved for sale in the U.S.

      Sales and marketing expenses decreased $170,000 to $3,482,000 for the nine months ended September 30, 2001 as compared to the same period in 2000. The decrease during this period was primarily due to lower travel costs of $96,000 and a $61,000 reduction in trade show expenses.

      General and administrative expenses decreased $94,000 to $1,625,000 for the nine months ended September 30, 2001 as compared to the first nine months of 2000. This was primarily due to a $100,000 decrease in salaries and fringe benefits due to staff turnover.

      Research and development expenses decreased $112,000 to $1,932,000 for the nine months ended September 30, 2001 as compared to the same period in 2000. This is primarily due to a decrease in travel-related costs of $51,000 and a decrease in engineering parts and supplies of $99,000. EP Med expects that research and development expenses are likely to increase in future periods, in part due to ongoing expenses related to the ALERT(R) and ViewMate(TM) Ultrasound Systems, new product development activities and continued costs associated with the regulatory approval process.

      Other income, net, increased $201,000 to $422,000 for the nine months ended September 30, 2001 as compared to the same period in 2000, primarily due to the receipt of $420,000 on the sale of a portion of EP Med's New Jersey cumulative net operating loss. The sale of the cumulative net operating loss is a result of a New Jersey State law enacted January 1, 1999, allowing emerging technology and biotechnology companies to transfer "sell" their unused New Jersey net operating loss carry forwards and New Jersey research and development tax credits to any profitable New Jersey Company qualified to purchase them for cash.

      Interest expense net increased $256,000 primarily due to interest accrued on the $3.2 million note payable to Medtronic in connection with the November 2000 debt financing.

Results of Operations for the Three-Month Period ended September 30, 2001 Compared to the Three-Month Period ended September 30, 2000

      Net sales were $2,483,000 for the quarter ended September 30, 2001 as compared to $2,717,000 for the prior period in 2000. This decrease is primarily due to lower sales orders in Asia and the Pacific Rim resulting, in part, from a delay in the roll-out of hardware improvements to the EP-WorkMate(R) to this region until the fourth quarter 2001.

      Net sales for the three months ended September 30, 2001 were billed in two currencies: $1,921,000 in U.S. dollars, and 639,000 in Euro. Management has determined the impact of foreign currency risk on sales to be minimal since a majority of sales are billed in U.S. dollars. EP Med does incur translation gains/losses, which are recorded in Shareholder's Equity.

      Cost of products sold decreased $107,000 (or 9%) to $1,146,000 for the three months ended September 30, 2001 as compared to the same period in 2000. Gross profit on sales for the three months ended September 30, 2001 was $1,337,000 as compared with $1,464,000 for the same period in 2000. This decrease was primarily a result of lower sales. The gross profit as a percentage of sales of 54% was the same for both periods. We anticipate improvement in EP Med's overall gross profit percentage due to sales of the ALERT(R) and Ultrasound System once approved for sale in the U.S., coupled with our continuing cost improvement initiatives.

      Sales and marketing expenses increased $21,000 to $1,195,000 for the three months ended September 30, 2001 as compared to the same period in 2000 primarily due to a increased travel related costs of $35,000.

      General and administrative expenses decreased $77,000 to $545,000 for the three months ended September 30, 2001 as compared to the same three-month period in 2000. The decrease during this period was primarily a result of lower salaries and fringe benefits of $21,000 and lower rent and utility expense of $20,000.

      Research and development expenses decreased $3,000 to $634,000 for the three months ended September 30, 2001 as compared to 2000. EP Med expects that research and development expenses are likely to increase in future periods, in part due to ongoing expenses related to the ALERT(R) and ViewMate(TM) Ultrasound Systems, new product development activities and continued costs associated with the regulatory approval process.

      Other income, net, increased $9,000 for the three months ended September 30, 2001 as compared to the same period in 2000 while interest expense increased $69,000 primarily due to interest accrued on the $3.2 million note payable to Medtronic in connection with the November 2000 debt financing.

Liquidity and Capital Resources.

      Since EP Med's incorporation in January 1993, EP Med's expenses have exceeded sales resulting in an accumulated deficit of approximately $22.4 million at December 31, 2000 and approximately $25.6 million at September 30, 2001.

      On June 21, 1996, we completed our initial public offering of 2,500,000 shares of common stock at a purchase price of $5.50 per share, for aggregate net proceeds of approximately $11,786,000 after deducting offering expenses. On April 9, 1998, we sold and issued 2,250,000 shares of our common stock to 6 institutional investors at a price of $2.25 per share using the gross proceeds of this offering in the amount of $5,062,500, before deducting offering expenses approximately $401,000, for working capital purposes.

      We entered into a financing arrangement in March 1999 with a bank consisting of a $2,000,000 revolving line of credit and a $500,000 term loan secured by a lien on EP Med's facility in West Berlin, New Jersey and the machinery, equipment and inventory located there. Pursuant to the loan documentation relating to the term loan and revolving credit facility, EP MedSystems is required to maintain certain financial ratios and meet certain net worth and indebtedness tests. At September 30, 2000 and December 31, 2000, EP MedSystems was not in compliance with certain financial covenants. EP MedSystems repaid $2.3 million outstanding on the revolving credit facility using funds obtained from the Medtronic debt financing and as a result received a permanent waiver from the bank for both violations as of December 31, 2000. The credit facility, which was originally scheduled to expire on March 2001, was terminated in January 2001, and was not replaced by another facility. The related term loan remains in place and is being repaid on a monthly basis through its December 31, 2004 term. Interest on the term note, at either the prime rate plus 3/4% or LIBOR plus 3/4%, is payable monthly in arrears and principal became payable beginning in January 2000 in 48 equal monthly installments under a 15-year amortization schedule with a balloon payment due in December 2004.

      In November 2000, EP Med completed a debt financing with Medtronic Asset Management, Inc., an affiliate of Medtronic, Inc., one of EP Med's shareholders and one of the world's leading medical technology companies, which provided an aggregate of $3.2 million of which approximately $2.3 million was utilized to repay outstanding amounts on EP Med's revolving credit facility with our bank. The financing transaction, evidenced by a note purchase agreement and secured promissory note bearing interest at two percentage points over the prime rate, provides that principal and all accrued interest on the note are to be repaid on November 15, 2003 and that the note is secured by a pledge by David Jenkins, EP Med's Chief Executive Officer and a director and shareholder of EP Med, of 300,000 shares of common stock of Transneuronix, Inc., a privately-held corporation engaged in the development of neuro-muscular stimulation devices. The shares pledged amount to approximately 5% of the total outstanding common stock of Transneuronix, Inc. EP MedSystems received $1.6 million at the closing of the transaction in November 2000 and received the remaining $1.6 million on January 17, 2001.

      On March 28, 2001, after receipt of shareholder approval, EP Med consummated the sale and issuance of 1,625,000 shares of common stock and warrants for 812,500 additional shares to certain investors. Included among the investors is Cardiac Capital, LLC, a limited liability company, of which our Chairman of the Board and Chief Executive Officer and a shareholder of EP Med, David A. Jenkins, is a 50% owner. The aggregate amount of the new shares which potentially may be issued in this private placement is in excess of 20% of the outstanding common stock of EP MedSystems (on a pre-transaction basis) assuming all warrants are exercised and, as a result of this and of the related-party nature of the transaction and the view that the transaction possibly could constitute a change of control under certain Nasdaq Marketplace Rules, in accordance with the requirements of the Nasdaq National Market, EP Med sought, and received, shareholder approval. The consummation of the transaction provided EP Med with over $3,000,000 in working capital after expenses.

      On June 11, 2001, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC under which Fusion Capital has committed to purchase on each trading day during the 25-month term of the agreement $20,000 of our common stock up to an aggregate of $10 million. On October 18, 2001, EP Med's registration statement covering up to 2,700,000 shares to be purchased and resold by Fusion Capital under this equity line financing transaction was declared effective by the Securities and Exchange Commission. The shares offered consist of up to 2,475,000 shares of common stock that Fusion Capital has agreed to purchase from EP MedSystems under the common stock purchase agreement and 225,000 shares of common stock issued to Fusion Capital as compensation for its purchase commitment. A portion of the 225,000 shares issued to Fusion Capital as compensation for its purchase commitment, specifically 112,250 shares, were issued as of June 11, 2001 and the remaining 112,750 were issued as of October 31, 2001, the effective date of closing of the equity line financing transaction.

      Under the common stock purchase agreement with Fusion Capital, the declaration of effectiveness of the registration statement for the resale of the shares sold to Fusion Capital, and the subsequent closing of the transaction, triggered Fusion Capital's obligation to make the specified purchases under the agreement, subject to our right to suspend or terminate the agreement. Assuming that all sales were to occur at the closing price of our common stock on June 11, 2001 (the date on which the agreement with Fusion Capital was entered into) of $2.97 we would be able to raise approximately $7,350,750 through the sale of 2,475,000 shares to Fusion Capital over the 25 month term of the agreement (exclusive of the 225,000 shares issued to Fusion Capital as a commitment fee). Assuming that all sales were to occur at the closing price of our common stock on November 12, 2001 of $2.30, we would only be able to raise approximately $5,692,500 through the sale of the same number of shares to Fusion Capital. As such, in light of the number of shares currently registered, liquidity to be afforded to EP MedSystems in connection with the equity line with Fusion Capital is directly correlated to our common stock price. The lower the price of our common stock, the greater the number of shares that will need to be sold for us to obtain the same proceeds and, since a fixed number of shares have been registered, the price of our common stock will determine how much of the equity line is available to us absent shareholder approval to issue additional shares.

      In order to sell in excess of 19.9% of EP Med's outstanding shares of common stock on the date that we entered into the common stock purchase agreement (or 2,716,144), it will be necessary for us to obtain EP Med's shareholders' approval to such sale as required by the Nasdaq Marketplace Rules to which EP Med is subject and, perhaps to authorize an amendment to our certificate of incorporation to increase the number of shares of EP MedSystems common stock that we are authorized to issue. Assuming we have an adequate number of shares of common stock to sell, we stay in compliance with the agreement and, depending on the price at which shares are sold, Fusion Capital could provide us with sufficient funding to sustain our operations for up to two years. Alternatively, as described above, a low stock price will limit the amount of proceeds available to us under the equity line (absent shareholder approval to issue a greater number of shares) and, thereby, the amount of time during which our operations will be sustained solely from funds under the equity line. We cannot predict if the shareholders would approve additional issuances beyond 19.9% or 2,716,144 or any amendment to our certificate of incorporation.

      In light of our current stock price and of our other sources of financing described below, we have issued a suspension notice to Fusion Capital under the common stock purchase agreement suspending Fusion Capital's obligation to purchase shares of our common stock until such time as we rescind such notice and reinstate the obligation. As a result, to date no funds have been received from Fusion Capital under the equity line financing arrangement and no shares of our common stock other than the commitment fee shares have been issued to Fusion Capital. Accordingly, the entire $10 million remains available to us subject to the stock price limitations described above.

      As of October 23, 2001, we consummated the private sale and issuance of newly-designated Series A convertible preferred stock to Century Medical, Inc. ("CMI"), its Japanese distributor, and Medtronic, Inc. ("Medtronic"), a shareholder and creditor of EP Med. An aggregate of 1,259,717 preferred shares were issued in the transactions. Each preferred share is convertible, at the option of either CMI or Medtronic, at any time from and after the earlier of, December 31, 2001 and the date of receipt by the United States Food and Drug Administration ("FDA") of 510K approval of EP MedSystems' ViewMate(TM) Ultrasound Imaging System device or of pre-market approval of EP MedSystems' ALERT(R) System device (in either such case, an "FDA Event"), or by EP MedSystems at any time after an FDA Event, into one share of EP MedSystems' common stock. The transaction with Century Medical, Inc. involved the sale of the shares of preferred stock at a price of $2.048 per share as well as an amendment to EP Med's Distribution Agreement with CMI. The transaction with Medtronic involved the sale of preferred stock at a price of $1.781 per share. EP MedSystems received aggregate gross proceeds of $2.4 million from the two transactions.

      We currently are evaluating a proposal from an institutional lender regarding a $2 million line of credit facility in order to supplement the amounts which may be available to us under the Fusion Capital equity line and we are soliciting additional proposals from banks for consideration.

      Net cash used in operating activities for the nine months ended September 30, 2001 increased $136,000 as compared to the same period in 2000. The net use of cash in operations during 2001 was primarily due to EP Med's $3,131,000 net loss from operations. Payments to related parties are made on terms similar to those of other suppliers. Capital expenditures, net of disposals, were $123,000 for the nine-month period ended September 30, 2001 as compared to $1,110,000 in 2000. Capital expenditures in 2000 were high primarily due to an increase in equipment used for demonstration purposes, the cost of purchasing and implementing an Enterprise Resource Planning software solution for EP Med and other building improvements. We expect to purchase capital equipment and to expand our manufacturing and assembly capabilities as we continue to grow, however, we currently do not have any commitments for purchases. We lease office and manufacturing space and certain office equipment under operating leases.

      Working capital increased $1,544,000 from December 31, 2000 to $4,488,000 at September 30, 2001. This is primarily due to (1) a $508,000 increase in cash resulting from the private placement with Cardiac Capital and the loan obtained from Medtronic, both completed in the first quarter, (2) a $446,000 increase in accounts receivable primarily attributable to an increase in sales, and (3) a $534,000 increase in prepaid expenses and other current assets due, in part, to $337,000 in deferred offering costs (in the form of professional fees) incurred in connection with the $10 million equity line financing transaction with Fusion Capital (described in this section above). Our working capital situation has changed subsequent to September 30, 2001 as a result of our placements with two private investors described above which yielded gross proceeds of $2.4 million.

      EP Med evaluates the collectability of its receivables quarterly. The allowance for bad debts is based upon specific identification of customer accounts for which collection is doubtful and EP Med's estimate of the likelihood of potential loss. To date, EP Med has experienced only modest credit losses with respect to its accounts receivable and has experienced insignificant inventory write-downs for which the reserve is consistent with management's expectations.

      EP Med's auditors included a going concern qualification in their report on our financial statements for the year ended December 31, 2000 because it was uncertain, at that time, whether we would have funds sufficient to continue operations at our current level for the next 12 months, though during such time we would have the opportunity to seek further funding transactions.

      EP Med's cash position was approximately $810,000 at September 30, 2001, and our monthly operating expenses are approximately $350,000. However, subsequent to September 30, 2001 we completed the two placements described above which yielded gross proceeds of $2.4 million and closed on our equity line financing transaction with Fusion Capital providing us with the additional fund availability of up to $10 million. As such, our cash position at October 31, 2001 was approximately $2.8 million in addition to up to $10 million available under the equity line. While we expect operating losses to continue in the near future due to continued research and development activities and additional personnel and equipment required to increased manufacturing and assembly of our products, EP Med is in a stronger financial position than earlier this year. The amount and timing of future losses will be dependent upon, among other things, increased sales of our existing products, clinical approval and market acceptance of the ALERT(R) System and developmental, regulatory and market success of new products under development. There can be no assurance that any of our development projects will be successful or that if development is successful, that the products will generate any sales. Based upon our current plans and projections, we believe that our existing capital resources, including the Fusion equity line financing, will be sufficient to meet our anticipated operational needs through at least calendar year 2002. In the event that we cannot raise additional capital after that time, we believe that we can reduce non-core-related expenditures, which will allow EP Med to continue operations for sometime thereafter. However, that continuation may not be possible should circumstances outside EP Med's control (including, for example, changes in general economic conditions or other matters, which adversely affect EP Med's business) significantly interfere with EP Med's business. Use of our equity line financing from Fusion Capital and/or a bank line of credit or other financing may not be sufficient to allow full implementation of our business plans and we, nevertheless, may require additional capital. We believe that satisfying our capital requirements over the long-term will require the approval of the U.S. Food and Drug Administration and successful commercialization of our ALERT(R) System product line and we are uncertain whether or not the ALERT(R) System will be approved or will be commercially successful.

Impact of Recently Issued Accounting Standards

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No.141"). SFAS No. 141 supercedes Accounting Principles Board Opinion No. 16, "Business Combinations." The primary changes made by SFAS No. 141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized). We do not expect that the adoption of SFAS No. 141 will have a material impact on our results of operations, financial position or cash flows. The adoption of SFAS No. 141 is required for all business combination initiated after June 30, 2001. EP Med will adopt the standard accordingly.

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 supercedes Accounting Principles Board Opinion No.17, "Intangible Assets." SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The provisions of SFAS No.142 will be effective for fiscal years beginning after December 15, 2001. The primary changes made by SFAS No. 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. In connection with the adoption of this standard, EP Med's unamortized goodwill balance will no longer be amortized but will continue to be tested for impairment. EP Med plans to test impairment of goodwill at least annually using a two-step impairment test consisting of comparing goodwill fair value and book value of determined reporting units and, if applicable, measuring the excess of the recorded amount of goodwill with its implied fair value. EP Med currently is assessing the impact of the standard on other indefinite lived assets and the total impact of this standard on our results of operations.

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS No. 143"), "Accounting for Asset Retirement Obligations." This standard requires that obligations associated with the retirement of tangible long-lived assets be recorded as liabilities when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, this liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, which for EP Med means the standard will be adopted on January 1, 2003. EP Med does not expect that the adoption of this statement will have a material impact on its results of operations, financial position or cash flows.

      In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 applies to all long-lived assets, including discontinued operations, and consequently amends Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Based on SFAS No. 121, SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, which for EP Med means the standard will be adopted on January 1, 2002. EP Med does not expect that the adoption of SFAS No. 144 will have a material impact on its results of operations, financial position or cash flows.

Impact of Introduction of Single European Currency (Euro)

      On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency (Euro). The transition period for the introduction of the Euro is between January 1, 1999 and January 1, 2002. We are presently identifying and ensuring that all Euro conversion compliance issues are addressed. However, for the nine months ended September 30, 2001, transaction losses recorded by EP MedSystems were not material.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

      There were no material developments in legal proceedings disclosed by EP Med in previous reports during the quarterly period ended September 30, 2001.

Item 2. Changes in Securities

      (a) On October 22, 2001, in connection with the private financings described below, we filed a Certificate of Amendment to the Restated and Amended Certificate of Incorporation of EP MedSystems, designating 1,400,000 shares of the 5,000,000 shares of preferred stock authorized as Series A convertible preferred stock. The filing of the Certificate of Amendment was approved by the Board of Directors on October 22, 2001.

      (b) Under the terms of the Certificate of Amendment, each share of the newly-designated Series A convertible preferred stock is initially convertible, at the option of its holder, at any time from and after the earlier of, December 31, 2001 and the date of receipt by the United States Food and Drug Administration of 510K approval of EP Med's ViewMate Ultrasound Imaging System device or of pre-market approval of EP Med's ALERT(R) System device (in either case an "FDA Event"), or by EP Med at any time after an FDA Event, into one share of EP Med's common stock. The conversion ratio is subject to adjustments under certain circumstances. The holders of Series A convertible preferred stock are entitled to vote on all matters that the holders of our common stock are entitled to vote upon on an as-converted basis. The Series A convertible preferred stock ranks senior to the common stock with respect to dividends and upon liquidation, dissolution, winding up or upon any disposition event as defined in the Certificate of Amendment, the holder shall be entitled to receive an amount per share equal to $2.048 plus all dividends which have been declared but not paid, if any, prior to any payment to holders of junior securities. No dividends may be paid or declared upon junior securities, including commons tock, unless full non-cumulative cash dividends on all outstanding shares of Series A convertible preferred stock are paid or have been set apart.

      (c) During the three months ended September 30, 2001, EP Med issued securities as follows:

            In connection with EP MedSystems' hiring of a new President and Chief Operating Officer in the third quarter of 2001, EP MedSystems entered into certain employment arrangements with the executive pursuant to which the executive purchased 100,000 shares of EP MedSystems' common stock at $2.20 per share, received a five-year warrant, which vested immediately, to purchase an additional 100,000 shares of EP MedSystems' common stock, at an exercise price of $2.75 per share, and was granted an option under EP MedSystems' Long Term Incentive program, vesting over four years, to purchase 100,000 shares at an exercise price of $1.91 per share (the stock price as of grant date). The securities were issued in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended. In connection with the stock purchase, EP MedSystems provided the executive with a two-year, interest-free, non-recourse loan in the amount of $220,000, which is secured by a pledge to EP MedSystems of the shares. The principal balance of the loan is forgiven ratably over the term of the loan. If the executive terminates his employment prior to August 20, 2003, the remaining principal balance not forgiven, would be due and payable. The loan is forgiven, in whole, on August 20, 2003.

            Subsequent to September 30, 2001, EP Med issued securities as follows:

            (i) On June 11, 2001, EP MedSystems entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, under which Fusion Capital committed to purchase on each trading day during the 25-month term of the agreement $20,000 of our common stock, up to an aggregate of $10 million, subject to EP Med's right to suspend or terminate the agreement. The 2,700,000 shares of our common stock, which may be issued under this agreement, which includes 225,000 shares of common stock issued to Fusion Capital as compensation for its purchase commitment, are the subject of an effective registration statement. EP Med issued 112,250 shares of EP Med common stock to Fusion Capital as an initial commitment fee under the common stock purchase agreement as of June 11, 2001, and, on October 31, 2001, subsequent to the declaration by the Securities and Exchange Commission of the effectiveness of the registration statement, EP Med issued to Fusion Capital additional 112,750 shares of our common stock reflecting the second tranche of the commitment fee.

      EP Med's registration statement relating to its equity line financing transaction was declared effective by the Securities and Exchange Commission on October 18, 2001 and, as of October 31, 2001, EP Med closed on the $10 million equity line with Fusion Capital. EP Med has issued a suspension notice under the common stock purchase agreement suspending Fusion Capital's obligation to purchase shares of our common stock until such time as EP Med rescinds the suspension notice thereby reinstating the obligation of Fusion Capital to purchase shares. As a result, to date no shares have been sold and issued to Fusion Capital, other than the commitment fee shares, under the common stock purchase.

            (ii) In October 2001, EP Med paid a portion of its costs for legal services rendered by issuing 103,747 shares of its common stock to counsel (and granting incidental registration rights) in payment of approximately $153,000 in fees, the price of such shares being based upon the average closing stock price of EP Med's common stock for the ten trading days prior to the date the parties agreed to this form of payment. The issuance was effected in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended.

      (iii) As of October 23, 2001, EP Med consummated the private sale and issuance of newly-designated Series A convertible preferred stock to Century Medical, Inc. ("CMI"), its Japanese distributor, and Medtronic, Inc., a shareholder and creditor of EP Med. An aggregate of 1,259,717 shares were issued in the transactions. The transaction with Century Medical, Inc. effected in reliance upon the exemption afforded by Regulation S of the Securities Act of 1933, as amended, involved the sale of the shares of preferred stock at a price of $2.048 per share, as well as an amendment to EP Med's Distribution Agreement with CMI. The transaction with Medtronic, effected in reliance upon the exemption afforded by Regulation D of the Securities Act of 1933, as amended, involved the sale of the shares of preferred stock at a price of $1.781 per share. As part of each transaction, EP Med granted demand and incidental registration rights to each of Century Medical and Medtronic pursuant to registration rights agreements entered into by the parties. EP MedSystems received aggregates gross proceeds of $2.4 million from the two transactions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

      (a) On August 24, 2001, EP MedSystems held its Annual Meeting of Shareholders.

      (b) The matter voted upon at the Annual Meeting was the election of two
(2) Class III director to the Board of Directors to serve a three (3) year term and until such directors' successors shall be duly elected and qualified. Daryl
A. Jenkins and Nigel K. Roberts were re-elected as Class III directors and Darryl Fry and John E. Underwood did not stand for election at the Annual Meeting but their respective terms of office as directors of EP Med continued after the Annual Meeting.

      (c) The matter voted upon at the Annual Meeting and the results thereof were as follows:

      Election of Class III Directors:

                                                                           NOT
                                               FOR     AGAINST   ABSTAIN  VOTED
                                            ------------------------------------
 For the election as a Class III Director
      David A. Jenkins                      11,129,625   -0-       -0-   19,600

      Nigel K. Roberts                      11,130,625   -0-       -0-   18,600

      (d) Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

           The following exhibits are filed as part of this Form 10-QSB:

           Exhibit 3.1 Certificate of Amendment to the Amended and Restated
                       Certificate of Incorporation
           Exhibit 4.1 Preferred Stock Purchase Agreement, dated as of October
                       23, 2001, between EP MedSystems and Century Medical, Inc.
           Exhibit 4.2 Registration Rights Agreement, dated as of October 23,
                       2001, between EP MedSystems and Century Medical, Inc.
           Exhibit 4.3 First Amendment to Distribution Agreement, dated as of
                       October 23, 2001, between EP MedSystems and Century Medical, Inc.
           Exhibit 4.4 Preferred Stock Purchase Agreement, dated as of October
                       23, 2001, between EP MedSystems and Medtronic, Inc.
           Exhibit 4.5 Registration Rights Agreement, dated as of October
                       23, 2001, between EP MedSystems and Medtronic, Inc.

      (b) Reports on Form 8-K.

          None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   EP MEDSYSTEMS, INC.
                                       (Registrant)


Date: November 14, 2001         By:/s/  David A. Jenkins
     ------------------            ---------------------
                                   David A. Jenkins
                                   President and Chief Executive Officer


Date: November 14, 2001         By:/s/  Joseph M. Turner
     ------------------            ---------------------
                                   Joseph M. Turner
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)