Form 10KSB
period 2001-12-31
EP MEDSYSTEMS INC
filed 2002-04-01
CIK 1012394

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

      (Mark one)

|X|   Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of
      1934

      For the fiscal year ended: December 31, 2001

|_| Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from _________ to ___________

                         Commission file number 0-28260

                               EP MedSystems, Inc.
                               -------------------
                 (Name of small business issuer in its charter)

New Jersey                                               22-3212190
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

100 Stierli Court, Mount Arlington, NJ                     07856
----------------------------------------                 ----------
(Address of Principal Executive Offices)                 (Zip Code)

                                (973) 398-2800
                                --------------
               (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, without par value, $.001 stated value per share

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
|X| Yes |_| No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.|_|

The issuer's revenues for the fiscal year ended December 31, 2001 were
$9,933,000

The aggregate market value of the issuer's outstanding voting stock held by non-affiliates on March 25, 2002, based on the closing sale price of its common stock on the Nasdaq National Market on such date, was approximately $26,766,150.

As of March 25, 2002 there were outstanding 14,663,652 shares of the issuer's common stock, no par value, stated value $.001 per share.

Transitional Small Business Disclosure Format (check one):
|_| Yes |X| No

            Cautionary Statement Regarding Forward-Looking Statements

      In addition to historical information, this Annual Report on Form 10-KSB for EP MedSystems, Inc. contains forward-looking statements relating to such matters as anticipated financial and operational performance, business prospects, technological developments, results of clinical trials, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. We emphasize to you that a variety of factors could cause EP Med's actual results and experience to differ materially from the anticipated results or other expectations expressed in the EP Med's forward-looking statements. When we use the words or phrases "believe," "anticipate," "expect," "intend," "will likely result," "estimate," "project" or similar expressions in this Annual Report on Form 10-KSB, we intend to identify such forward-looking statements, but they are not the exclusive means by which such statements are made. The forward-looking statements are only expectations and/or predictions which are subject to risks and uncertainties including the significant factors discussed herein under "Risk Factors" and general economic, market or business conditions, opportunities or lack of opportunities that may be presented to EP MedSystems, competitive actions, changes in laws and regulations and other matters discussed herein in the sections entitled "Item 1 - Business," "Item 3 - Legal Proceedings" and "Item 6 - Management's Discussion and Analysis or Plan of Operation."

      We caution readers to review the cautionary statements set forth in this Annual Report on Form 10-KSB and in EP Med's other reports filed with the Securities and Exchange Commission and caution that other factors may prove to be important in affecting EP Med's business and results of operations. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this report.

                                   FORM 10-KSB
                          Year Ended December 31, 2001
                                TABLE OF CONTENTS

Item
Number                                                                     Page
------                                                                     ----
                                     Part I.

1.    Description of Business                                                4
2.    Description of Property                                               21
3.    Legal Proceedings                                                     22
4.    Submission of Matters to a Vote of Security Holders                   23

                                    Part II.

5.    Market for Common Equity and Related Shareholders' Matters            23
6.    Management's Discussion and Analysis or Plan of Operation             24
7.    Financial Statements                                                  45
8.    Changes in and Disagreements with Accountants on Accounting and
      Financial Disclosures                                                 45
                                    Part III.

9.    Directors, Executive Officers, Promoters and Control Persons;
      Compliance with Section 16(a) of the Exchange Act                     45
10.   Executive Compensation                                                47
11.   Security Ownership of Certain Beneficial Owners and Management        53
12.   Certain Relationships and Related Transactions                        57

                                    Part IV.

13.   Exhibits and Reports on Form 8-K                                      58
      Signatures                                                            60

                                     PART I

Item 1. Description of Business.

General

      EP MedSystems, Inc., which we also refer to in this report as "EP Med", was incorporated in New Jersey in January 1993 and operates in a single industry segment. We develop, manufacture and market a line of products for the cardiac electrophysiology market used to diagnose, monitor and treat irregular heartbeats known as arrhythmias. Since inception, we have acquired technology, have developed new products and have begun marketing various electrophysiology products, including the EP-WorkMate(R) electrophysiology work station, the EP-3(TM) Stimulator, diagnostic electrophysiology catheters and the ALERT(R) System including the ALERT(R) Companion and ALERT(R) internal cardioversion catheters and related disposable supplies like unique one-piece catheter.

      EP Med's leading product is the EP-WorkMate(R), a computerized electrophysiology workstation that monitors displays and stores cardiac electrical activity and arrhythmia data. The EP-WorkMate(R) offers, among other features, display and storage of up to 192 intracardiac signals, real-time analysis and integration with our own proprietary systems, such as the EP-3(TM) Stimulator, as well as with other technologies and systems. The EP-3(TM) Stimulator is a computerized signal generator and processor which, when integrated with the EP-WorkMate(R), is used to stimulate the heart with electrical impulses in order to locate arrhythmia. We believe that the EP-WorkMate(R), when integrated with the EP-3(TM) Stimulator, offers the most advanced computer system available to the electrophysiology market. During 2001, the EP-WorkMate(R) and EP-3(TM) Stimulator accounted for approximately 86% of our total sales revenues. EP Med also markets a line of diagnostic electrophysiology catheters for stimulation and sensing of electrical signals during electrophysiology studies, which represented approximately 6% of EP Med's total sales revenues in 2001.

      We have identified the diagnosis and treatment of atrial fibrillation, a particular type of arrhythmia, as an area of interest for our ongoing development efforts. Atrial fibrillation is a condition where waves of energy collect within the atria, the upper chambers of the heart, causing erratic electrical signals which prevent the atria from providing appropriate blood flow output. Atrial fibrillation is the most prevalent type of abnormal heart rhythm which, in 2000, was estimated to afflict over 5,000,000 people worldwide (approximately 2 million of such patients in the United States) with an estimated 200,000 to 400,000 new cases diagnosed each year. Although not immediately life threatening, atrial fibrillation exhibits symptoms such as palpitations, fatigue and dizziness, among other symptoms. Atrial fibrillation is linked to a significantly increased risk of stroke and to a diminished lifestyle due to decreased cardiac output.

      In an effort to address this medical condition, we have developed a new product for internal cardioversion of atrial fibrillation known as the ALERT(R) System, which uses a patented electrode catheter to deliver measured, variable, low-energy bi-phasic electrical impulses directly to the inside of the heart to convert atrial fibrillation to a normal heart rhythm. We have obtained Class III Design Examination Certification from a European Notified Body allowing us to label the ALERT(R) System with a CE Mark, an international symbol of adherence to quality assurance standards, design reviews and hazard analysis, which permits us to sell the ALERT(R) System in the European Community. International sales of the ALERT(R) System and related catheters accounted for approximately 8% of EP Med's total sales revenues in 2001. The ALERT(R) System is not approved for sale in the United States, but we have completed clinical trials and have submitted our application for pre-market approval of the device to the U.S. Food and Drug Administration and have responded to FDA requests for supplemental information; we are awaiting further action on this application and on other regulatory matters; see the Section entitled "Description of Business--Government Regulation." We are hopeful that we will receive approval to market and sell the ALERT(R) System in the U.S. during 2002.

      We also are involved in the development of an intracardiac ultrasound product line including the ViewMate(TM) ultrasound imaging console and Viewflex(TM) intracardiac imaging catheters. These products offer high-resolution, real-time ultrasound capability designed to improve a physician's or clinician's ability to visualize the inside chambers of the heart. We believe that the ViewMate(TM) Ultrasound System may play an important diagnostic role allowing more effective treatment of complex cardiac arrhythmias such as ventricular tachyarrhythmia and atrial fibrillation. Our ultrasound products currently are not approved for sale. We previously submitted an application to the U.S. Food and Drug Administration for 510(k) approval for marketing clearance based on the device's substantial equivalence to a legally marketed device but later changed the system design and abandoned this application. A new submission and design dossier are in the process of being completed and we expect to complete final electrical testing in the second quarter of 2002. We expect to file for 510(k) approval and CE Mark authorization in the second half of 2002. We do not anticipate receiving approval to sell the ViewMate(TM) Ultrasound System until the fourth quarter of 2002, if approved at all.

Products

      We develop, manufacture, market and sell a broad-based, integrated line of electrophysiology products used to diagnose, monitor, analyze and treat irregular cardiac arrhythmias. Our products can be separated by technology into the categories described below.

EP Computer Workstations and Stimulators (EP-WorkMate(R), EP-3(TM) Stimulator)

      The EP-WorkMate(R) is a computerized electrophysiology workstation that monitors, displays and stores cardiac electrical activity and arrhythmia data. Electrophysiology workstations are dedicated data management systems designed specifically for use in electrophysiology procedures to view and record procedural data, facilitate data analysis and generate customized reports. The EP-WorkMate(R) offers, among other features, display and storage of up to 192 intracardiac signals, real-time analysis, including graphical and quantitative display of such data, superior ease of use and a single keyboard for all operations as well as integration capacity with our own proprietary products, such as the EP-3(TM) Stimulator, and other technologies and systems. The EP-WorkMate(R) consists of a Dual Pentium(R) III processor with integral proprietary software, a proprietary signal-conditioning unit, two or three 21-inch high-resolution color monitors, an optical disk drive for data storage, a custom keyboard, catheter and catheter interface module and a laser printer. In addition, each EP-WorkMate(R) has an internal modem to provide a direct link between the purchaser and EP Med, facilitating field software support. The EP-WorkMate(R) is differentiated from competing products by (i) its seamless integration with the EP-3(TM) Stimulator, (ii) its storage capacity of up to 192 intracardiac signals, (iii) its ability to process and simultaneously display both real-time and historical electrophysiology activity and (iv) its simple, user friendly software based on a menu driven, point and click interface.

      Our EP-3(TM) Stimulator is a computerized electrical pulse signal generator and processor when integrated with the EP-WorkMate(R), is used to stimulate the heart with electrical impulses in order to locate electrical disturbances or arrhythmias. During 2001, the EP-WorkMate(R) and EP-3(TM) Stimulator accounted for approximately 86% of our total sales revenues. We believe the EP-3(TM) Stimulator is currently the only computerized EP clinical stimulator being sold in the U.S. It features automatic synchronization and rate controls as well as the same user interface as the EP-WorkMate(R). The EP-3(TM) Stimulator can be sold as a stand-alone electrophysiology stimulator or it can be integrated with the EP-WorkMate(R). We believe that the EP-WorkMate(R), when integrated with the EP-3(TM) Stimulator, offers the most advanced computer system available to the electrophysiology market.

The ALERT(R) System

      The ALERT(R) System was developed in an effort to provide a more effective and less traumatic method of converting atrial fibrillation to normal heart rhythm than traditional therapies such as drugs and external cardioversion. Drug therapies are unpredictable in their effectiveness and often have side effects such as abnormal heart rhythms such as rapid ventricular tachycardia and potential life-threatening ventricular fibrillation. External cardioversion accomplished by introducing electricity to the heart through paddles or patches attached to a patient's chest, uses high energy in which electrical energy of up to 360 joules may be administered. External cardioversion may require patient hospitalization and general anesthesia due to the extreme pain associated with the high electrical output. Our clinical trials have shown that the patient can suffer skin burns and muscle and skeletal pain for days after the procedure.

      The ALERT(R) System represents a new approach to electrical cardioversion known as low-energy internal cardioversion, which uses a patented electrode catheter to deliver measured, variable, low-energy bi-phasic electrical impulses, significantly less than 15 joules of electrical energy, directly to the inside of the heart to convert atrial fibrillation to normal heart rhythm. The ALERT(R) System is comprised of a single-use proprietary electrode catheter with two separate electrode arrays (the "ALERT(R) Catheter") and an external energy source (the "ALERT(R) Companion"). We believe low-energy internal cardioversion using the ALERT(R) System provides numerous potential advantages over high-energy external cardioversion and drug conversion therapies. While only slightly more effective than external cardioversion (76% compared to 67% in our clinical trials), the other advantages over high-energy external cardioversion include:

      o     no use of general anesthesia;
      o     fewer traumas, less discomfort and risk to patients;
      o higher success rate in converting patients with chronic atrial fibrillation to normal heart rhythm (based on initial clinical experience);
      o potentially lower overall cost per procedure than high-energy external cardioversion (due to the absence of the hospital stay and only local anesthesia); and
      o greater applicability for converting atrial fibrillation occurring in the days immediately following open-heart surgery.

      The advantage of the ALERT(R) System over traditional drug therapies is the elimination of harmful side effects associated with many such drugs. The trauma associated with the high-energy external cardioversion necessitating general anesthesia make low-energy internal cardioversion a common-sense alternative, assuming similar or better results. Our clinical trials of 156 patients demonstrated that the ALERT(R) Systems was effective in 76% of patients as compared to external cardioversion in only 67% of patients.

      The disadvantages of the ALERT(R) System procedure are the same as with any catheter procedure where a catheter is introduced into the body through the skin. While catheter procedures are a common practice today generally considered to be low risk, the chance of infection, swelling and bruising at the site of insertion of the catheter remain a concern. Additionally, there is a certain risk of abnormal heart rhythm with any kind of procedure involving electrical application to the heart. EP Med believes that this is reduced with the ALERT(R) Systems as compared to external cardioversion due to the lower energy utilized.

      The ALERT(R) System is based on medical technology invented by Eckhard Alt, MD, a member of EP Med's Scientific Advisory Medical Board. Employees of EP Med developed the catheter manufacturing technology. EP Med has obtained a license of the exclusive worldwide rights to use the ALERT(R) technology in the ALERT(R) System from Dr. Alt. Five patents have been issued in the United States relating to technology used in connection with the ALERT(R) System and the ALERT(R) Companion and six U.S. patents have been issued relating to the ALERT(R) catheters. EP Med and Dr. Alt have also filed additional patent applications and continuations for the ALERT(R) Catheter and the ALERT(R) Companion in the United States and internationally. See the Section entitled "Description of Business--Certain Patents, Trademarks and Licenses."

      The ALERT(R) System is a medical device that requires a pre-market approval ("PMA") from the U.S. Food and Drug Administration prior to marketing and sale in the United States. We submitted a clinical study protocol to the FDA as part of an application for an Investigational Device Exemption ("IDE"). The FDA approved the IDE application for the ALERT(R) System and the U.S. IDE clinical trials were performed to demonstrate the safety and efficacy of the

ALERT(R) System for internal catheter-based cardioversion of atrial fibrillation. The clinical trial data from the October 2, 2000 trial completion reflected results of the 156 patients from 12 investigational centers wherein the primary objective was to determine whether the probability of successful termination of atrial fibrillation with the ALERT(R) System is practically equivalent to external cardioversion. Patients were observed for termination of atrial fibrillation after one hour and for continued sinus (normal) rhythm after one month. The ALERT(R) System was shown to be effective in the primary instance in 76% of patients who underwent the procedure as compared to 67% of the patients who underwent external cardioversion. Follow-up of these patients after one month revealed that 62% of patients successfully treated with the ALERT(R) System (44% of the entire clinical trial population) remained in sinus (normal) rhythm while 53% of those successfully treated with external cardioversion (and 31% of the entire clinical trial population) were still in sinus (normal) rhythm. Of the patients who participated in the trials, 17% experienced treatment-related adverse events such as abnormal rhythm (2%), bleeding (3%), bruising (4%), hardening of catheter insertion site (1%), hypotension (1%), infection (1%), ventricular fibrillation (1%) and ventricular tachycardia (1%). No patient deaths occurred either device-related or non-device-related.

      After completion of our clinical trials, we submitted our PMA application to the FDA on October 2, 2000. In April 2001, the FDA notified us of its comments regarding our submission and of deficiencies contained in the submission and requested additional information and clarification. The deficiencies noted in the submission fall into three categories: qualification and testing, clinical and statistical issues and labeling, which have required providing greater or expanded disclosure relating to test results. We had discussions with the FDA regarding the issues raised in the notification and, in July 2001, we submitted our response to the FDA and subsequently, we have had further communications with the FDA. As a consequence of the status of our PMA submission, the timing of approval to market and sell the ALERT(R) System in the U.S. cannot be predicted with any accuracy but we are hopeful that we will receive the PMA during 2002. See the Section entitled "Description of Business--Government Regulation."

      We do have Class III Design Examination Certification from a European Notified Body allowing us to label the ALERT(R) System with the CE Mark and the product is being sold throughout Europe. The ALERT(R) TD Catheter, which incorporates thermodilution capability to the ALERT(R) pulmonary artery catheter, received CE Mark authorization. Thermodilution is a technique used to determine a patient's cardiac output by injecting a cold solution through the catheter into the blood stream and measuring blood temperature change over time with a thermistor mounted at the end of the catheter. This feature is expected to broaden the ALERT(R) applications to include the critical care and heart surgery markets by incorporating cardiac output measurement capability into the catheter. A separate, industry standard 14k ohm thermistor connector, facilitates catheter connection to existing Cardiac Output Computers distributed by numerous manufacturers. In February 2000, we received approval from our European Notified Body to begin shipment of our new ALERT(R) Companion II, a newer touchscreen design of the ALERT(R) Companion. See the Section entitled "Description of Business--Government Regulation."

Catheter Products

      We presently market a line of diagnostic electrophysiology catheters for stimulation and sensing of electrical signals during electrophysiology studies. Our diagnostic catheters are similar to others sold within the industry, with the exception of our one-piece catheter design which offers the physician unique recording capabilities. We offer numerous electrode/curve configurations of catheters.

      We have developed a new electrode manufacturing process using long-length electrodes for cardioversion and ablation procedures. This process, known as SilverFlex(R), is a patented technology, which provides unique electrode flexibility and a lightweight catheter while still maintaining excellent handling characteristics. Due to development evolution, the current product uses platinum instead of silver. It was determined that we would expand capabilities of the catheter to provide diagnostic and therapeutic functionality for use with our ALERT(R) product line. We are currently collecting clinical data and we expect to file a supplement to the CE Mark and ALERT(R) PMA to incorporate SilverFlex(R).

Ultrasound Products

      We have identified intracardiac ultrasound imaging as a necessary adjunct to the advanced treatment of cardiac arrhythmias, especially for the treatment of atrial fibrillation and ventricular tachycardias. We also believe that ultrasound imaging may assist in the permanent implantation of pacemaker electrodes in the left side of the heart. Fluoroscopy imaging, the primary visual image used in electrophysiology today is unable to identify anatomic structures of the heart (such as the ostium of the coronary sinus, the superior and inferior vena cava, pulmonary veins, valves, infarcts, and the fossa ovalis, among others), and it is unable to assess lesions created by the physician and catheter placement in relation to certain anatomy. We believe that intracardiac ultrasound imaging may overcome these deficiencies, and that this is important in light of the increased complexity of newer electrophysiology procedures. Ultrasound imaging may well address many of the concerns about complications of using radio frequency energies to treat atrial fibrillation because of the proximity of the atria to the great vessels of the heart.

      We are developing an intracardiac ultrasound product line, which includes the ViewMate(TM) ultrasound imaging console and Viewflex(TM) intracardiac imaging catheters. These products offer high resolution, real-time ultrasound capability designed to improve a physician's or clinician's ability to view the inside of the chambers and anatomic structure of the heart safely and accurately, without the need to expose patients or physicians or clinicians, themselves to repeated X-ray radiation. The increased visualization is a result of having the catheter inside the heart itself thereby having cardiac features in the near field or its area of highest image resolution and detail. By manipulating the catheter tip and its phased array ultrasound crystal the physician or clinician will be able to visualize not only the entire heart but also to direct the wedge-shaped ultrasound beam at specific areas of interest. Additionally, our color capability will allow verification of heart valve patency and blood flow direction and amount. We believe that the ViewMate(TM) Ultrasound System may play an important diagnostic role allowing more effective treatment of complex cardiac arrhythmias, including ventricular tachyarrhythmia and atrial fibrillation. Our ultrasound products currently are not approved for sale. We previously submitted our application to the U.S. Food and Drug Administration for 510(k) approval for marketing clearance based on the device's substantial equivalence to a legally marketed device, but later changed the system design and abandoned this application. A new submission and design dossier are in the process of being completed and we expect to complete final electrical testing in the second quarter 2002. We expect to file applications for 510(k) approval and CE Mark authorization in the second half 2002. We do not anticipate receiving approval to sell the ViewMate(TM) Ultrasound System until the fourth quarter of 2002, if approved at all.

Fluoroscopy Products

      In May 2001, we entered into a distribution agreement with Fischer Imaging, Inc., pursuant to which we will distribute the Fischer products into the electrophysiology markets, primarily in the U.S. The Fischer products include the Bloom electrophysiology stimulator, which sells for approximately $22,000 to the hospital, and the Fischer EPX fluoroscopy (x-ray) products, which sell at prices ranging from $400,000 to $800,000, depending on the features. We believe these products fit well into our distribution force, and we expect to see the first sales from the products beginning in the second quarter of 2002. However, the distribution agreement expires in May, 2002, and may not be renewed.

Certain Patents, Trademarks and Licenses

      EP Med's success and ability to compete depend, in part, upon our ability to protect our proprietary positions. EP Med's policy is to protect its proprietary position by, among other methods, filing United States and select foreign patent applications to protect the technology that is important to the development of the business. Pursuant to provisions adopted under the General Agreement on Tariffs and Trade, patents in force on June 8, 1995 are entitled to a patent term of the longer of 17 years from issuance or 20 years from the earliest filing date of the patent. EP Med currently holds (title to or rights under license or similar agreements to) 21 material patents in the U.S. and has 8 applications filed with the Patent and Trademark Office of which, one patent is pending issue. The last to expire of EP Med's patents will remain in effect until June 2018. We have also obtained certain patents in our principal overseas markets. The following are current material patents:

United States Patents                             Description                              Date of Expiration
---------------------                             -----------                              ------------------
5,433,742(1)                 Method for making a flexible adhesive electrode                November 19, 2013

5,807,324                    Steerable catheter                                             April 1, 2016

5,697,965                    Wiring of a common electrode array                             April 1, 2016

5,888,577                    Laser etched IBAD flexible metal electrodes                    June 30, 2017

5,931,863                    Combination pacing/sensing and cardioversion catheter          December 22, 2017

5,928,276                    One-piece electrophysiology catheter                           June 11, 2018

5,974,339                    Controlled current defibrillator                               November 26, 2017

6,085,117                    Electrophysiology catheter                                     December 22, 2017

6,144,870                    Catheter with improved electrodes and method of                October 21, 2016
                             fabrication

6,173,205                    Electrophysiology catheter                                     December 22, 2017

5,571,159(2)                 Temporary atrial defibrillation catheter and method            April 4, 2014

5,653,734(2)                 Temporary atrial defibrillation catheter and method            April 4, 2014
                             (division of 5,571,159)

5,928,269(2)                 Apparatus and method for temporary atrial defibrillation       April 4, 2014

6,181,967(2)                 Atrial defibrillator apparatus and method of use               April 4, 2014

5,207,219(3)                 Atrial defibrillator and method for providing interval         May 4, 2010
                             timing prior to cardioversion

5,161,536(4)                 Ultrasonic position indicating apparatus and methods           November 10, 2009
                             (electronics for detection)

5,373,845(4)                 Apparatus and method for forward looking volume imaging        December 20, 2011

5,329,927(4)                 Apparatus and method for locating an interventional            July 19, 2011
                             medical device with a ultrasound color imaging system
                             (equipment)

5,343,865(4)                 Apparatus and method for locating an interventional            Sept. 6, 2011
                             medical device with a ultrasound color imaging system
                             (method)

5,425,370(4)                 Method and apparatus for locating vibrating devices            March 23, 2014
                             (GreyMark)

5,421,336(4)                 Method for attaching an interventional medical device to       April 4, 2014
                             a vibratory member associated with visualization by an
                             ultrasound imaging system (NeedleEngager)

----------

(1) Subject to technology agreement with Allan Willis. See the Section entitled "Description of Business--Licenses and other Technology Agreements" below.

(2) Subject to license agreement with Eckhard Alt. See the Section entitled "Description of Business--Licenses and other Technology Agreements" below.

(3) Subject to license agreement with Incontrol, Inc. See the Section entitled "Description of Business--Licenses and other Technology Agreements" below.

(4) Subject to license agreement with EchoCath, Inc. See the Section entitled "Description of Business--Licenses and other Technology Agreements" below.

      In addition, EP Med is a party to certain license agreements which have provided EP Med with rights under selected patents of third parties with regard to technology we consider important to our business.

      Licenses and other Technology Agreements:

      o Pursuant to a license agreement with Eckhard Alt, M.D., dated as of November 1, 1995, and subsequently amended, Dr. Alt granted to EP Med an exclusive, worldwide license relating to certain technology used in connection with the ALERT(R)System, some of which has since become protected under 4 issued U.S. patents and 1 patent application pending in the European Patent Office and for which additional patent applications and continuations have been filed. The license agreement provides that EP Med shall pay royalties equal to 5% of quarterly net sales of all products covered by the licensed technology until the expiration of the last to expire of any licensed patents covered by the agreement or the earlier declaration of invalidity of such patent. Under the terms of this license agreement, EP MedSystems has the right to sublicense this technology to third parties and in such case EP MedSystems is obligated to pay to Dr. Alt the greater of a 2% royalty or 50% of the total sublicense royalties derived from the sublicense agreement. The term of this license agreement will continue for the life of the last to expire of the licensed patents covered by the agreement unless earlier terminated by either party due to breach by the other party which breach remains uncured for a period of 60 days.

      o Pursuant to a license agreement with Incontrol, Inc., dated as of January 21, 1998, Incontrol granted to EP Med a non-exclusive, worldwide license relating to certain technology covered by an issued U.S. patent for synchronization of a defibrillation shock delivered using the ALERT(R) Companion. The license agreement provides that EP Med shall pay royalties equal to the greater of $200 per unit or 2% of the net sales price of the ALERT(R)Companion for the life of the patent. The term of the agreement will continue for the life of the last to expire of the licensed patents covered by the agreement unless earlier terminated by either party. Incontrol has the right to terminate the license upon 30 days' prior written notice to EP Med in the event of EP Med's breach which breach remains uncured.

            EP Med has the right to terminate the license at any time upon 60 days' prior written notice to Incontrol.

      o Pursuant to an agreement, dated as of April 10, 2000, EP Med purchased certain patent rights, technology and related know-how, relating to electrode configuration for catheter electrodes which may be used by EP Med in its internal cardioversion product line, from Sanjeev Saksena for an initial payment of 10,000 shares of EP Med's common stock and subsequent payments in the form of quarterly royalties equal to 5% of net revenues (as defined under the agreement) derived by EP Med in respect of the sale or lease of the products covered by the technology (or 2 1/2% of net revenue where EP Med is paying a royalty to third party as to the product), and 50% of the net revenues received from EP Med's licensees or sublicensees in respect of product sales or leases, up to an aggregate of $1 million whereupon the royalty decreases to 1% of net revenues up to total aggregate royalty payments of $5 million. The agreement further provides that, for a four-year period following the issuance of the patent (an application for which is pending), EP Med shall pay a minimum quarterly royalty of $10,000. The agreement may be terminated by either party in the event of breach of a material obligation by the other party which breach remains uncured for a period of 30 days after written notice thereof to the breaching party.

      o Pursuant to an agreement, dated as of March 9, 1998, EP Med purchased from Allan Willis an issued U.S. patent and related know-how and technology, relating to conductive adhesive bands for catheter electrodes used in EP Med's SilverFlex(R) catheters. The agreement provides that the purchase price for the technology is comprised of an initial payment of $20,000 and subsequent payments in the form of quarterly royalties equal to 1% of net revenues (as defined under the agreement) derived by EP Med in respect of the sale or lease of the products covered by the technology and 50% of the net revenues received from EP Med's licensees or sublicensees in respect of product sales or leases, up to total aggregate royalty payments of $1 million. The agreement further provides that, as of January 1, 2001 through the date of expiration or declaration of invalidity of the patent, EP Med shall either pay a minimum quarterly royalty of $3,000 or grant to Mr. Willis a non-exclusive, royalty-free license to the patent including the right to sublicense to third parties. The agreement may be terminated by either party in the event of breach of a material obligation by the other party which breach remains uncured for a period of 30 days after written notice thereof to the breaching party.

      o Pursuant to a settlement agreement with EchoCath, Inc., dated November 6, 2001, settling certain litigation among the parties (see "Legal Proceedings" below), EchoCath granted to EP Med a fully paid-up worldwide, non-exclusive, non-assignable and non-transferable license on the use of patents and technology associated with EchoCath's ultrasound product line (EchoMark(R), EchoEye(R) and ColorMark(R) systems and products) which are designed and/or manufactured for electrophysiology applications, including mapping, ablation and internal cardioversion, but excluding permanent pacemaker leads and permanent defibrillator leads attached to permanent implantable pulse generators. The settlement agreement provides that EP Med shall pay to EchoCath a royalty equal to 2% of net sales of any product made, used or sold using the patents and technology but no minimum royalties. The term of the license will continue for the life of the last to expire of the licensed patents, including any improvements, unless earlier terminated by either party in the event of the other party's insolvency, declaration of receivership, making of an assignment for the benefit of creditors or the commission of an act of bankruptcy, dissolution, winding up or liquidation, or commission of any material breach which breach remains uncured for a period of 30 days.

      Although EP Med holds patents, patent rights and patent applications, we believe that our business as a whole is not or will not be materially dependent upon patent protection. However, we will continue to seek such patents, as we deem advisable to protect our research and development efforts and to market our products. There can be no assurance that any of EP Med's patent applications or applications as to which we have acquired licenses will issue as patents, or that if patents are issued that they will be of sufficient scope and strength to provide meaningful protection of our technology or any commercial advantage to EP Med, or that such patents will not be challenged, invalidated or circumvented in the future. Moreover, there can be no assurance that our competitors, many of which have substantial resources and have made substantial investments in competing technologies, do not presently have or will not seek patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the U.S. or in other countries.

      We have not received any notices alleging, and are not aware of any infringement by EP Med on any other party's patents or intellectual property. However, there can be no assurance that current and potential competitors have not filed or in the future will not file applications or apply for patents or additional proprietary rights relating to devices, apparatus, materials or processes used or proposed to be used by EP Med.

      We also rely upon technical know-how and continuing technological innovation to develop and maintain EP Med's position in the market and we believe that the success of operations will depend largely upon such know-how and innovation. We require employees and consultants to execute appropriate confidentiality agreements and assignments of inventions in connection with their employment or consulting arrangement with EP Med. There can be no assurance that trade secrets will be established, that secrecy obligations will be honored or that competition will not independently develop superior or similar technology.

      We use various trademarks in association with marketing and sale of our products. The following trademarks include those, which have been registered with the U.S. Patent and Trademark Office, and those, which are unregistered trademarks of EP Med:

      Registered Trademarks: EP-WorkMate(R), ALERT(R) System, SilverFlex(R), ProCath(R), V-LERT(R), ALERT VT(R)

      Unregistered Trademarks: EP-3(TM) Stimulator, Viewflex(TM) and
      ViewMate(TM)

      The market for medical devices for the treatment of cardiovascular disease has been characterized by frequent litigation regarding patent and other intellectual property rights. In the event that claims of infringement of a third-party's rights are made and upheld, we could be prevented from exploiting the technology or other intellectual property involved, or could be required to obtain licenses from the owners of such intellectual property. Alternatively, we could be forced to redesign our products or processes to avoid infringement. There can be no assurance that such licenses would be available or, if available, would be on terms acceptable to us or that we would be successful in any attempt to redesign our products or processes to avoid infringement. Litigation may be necessary to defend against claims of infringement, to enforce patents issued to EP Med or to protect trade secrets and could result in substantial cost to, and diversion of effort by, EP Med.

Research and Development

      The electrophysiology market is characterized by rapid technological change, new product introductions and evolving industry standards. To compete effectively in this environment, we engage in the continuous development of products by (i) conducting internal research and development or contracting with third parties for specific research and development projects, (ii) licensing new technology, and (iii) acquiring products incorporating technology that could not otherwise be developed as quickly using internal resources.

      Our expenditures for research and development (which include expenditures for clinical trials, regulatory affairs and engineering) totaled approximately $2,521,000 and $2,788,000 in the years ending December 31, 2001 and 2000, respectively. During 2001 and 2000, our principal research and development costs involved the ALERT(R) System clinical trials and regulatory approval process, efforts to develop and obtain regulatory approval of our line of ultrasound products, hiring of additional in-house engineering and technical support personnel and increased development work on existing products, including the EP-WorkMate(R) and electrophysiology catheters. Additionally, other research and development efforts are ongoing to develop new products, enhance existing products and lower production costs.

Sales, Marketing and Distribution Methods

Domestic

      We utilize our own direct sales and marketing force to sell and promote our products in the U.S. market. This includes a Vice President of Sales, a European Sales Manager, Regional Sales Managers, a Director of Marketing, clinical engineers, product manager and sales and customer support personnel.

International

      We utilize our own direct sales and marketing force to sell and promote our products in France. Outside of France, we utilize distributors to sell our products internationally and we are in the process of adding distributors in several countries not previously represented. Our distributors pay for products purchased by them in accordance with agreed-upon terms contained in agreements with them. Some of our agreements with third-party distributors are oral, and many of our distributor agreements, both written and oral, are terminable by the distributors. While we do not consider any one distributor arrangement to be material to our business, we might not be able to replace existing distributors on a timely basis if present relationships are terminated. Further, we might not be able to make arrangements with new distributors to access new international markets and both current and future distributors might not be successful in actively and effectively marketing our products. We have branch offices in the United Kingdom and France, to improve distributor relationships and service European needs in a shorter response time and assist in additional promotion of our products in Europe. Our European offices are staffed with Sales Managers, a field engineer and an office manager. We additionally have a sales engineer located in Japan to assist our Asia Pacific distributors. We expect to expend considerable resources and effort to support the sale of the ALERT(R) System in Europe. Examples of the types of expenditures are physician/clinician training and education, promotional materials, sample products and increased direct sales expenses, among others.

      No assurance can be given that EP Med or our distributors can successfully sell the ALERT(R) System or other products in Europe or elsewhere on terms acceptable to us, or at all. Future foreign sales will be subject to certain risks, including exchange rate fluctuations, local medical reimbursement issues, duties, tariffs and taxes, import restrictions and other regulations.

Customers

      Our products are sold to medical institutions and physicians in the United States which parties then bill various third-party payers, such as government programs and private insurance plans. See the Section entitled "Description of Business--Third-Party Reimbursement."

Manufacturing and Sources of Supply

      We assemble our products at our West Berlin, New Jersey facility. Our engineers generally design our products and their functionality, however, certain critical components of the ALERT(R) Companion, EP-WorkMate(R), EP-3(TM) Stimulator and, when completed, our ultrasound products, are, and will be, obtained from outside sources. Examples of these components are computers, high-resolution monitors and laser printers that are typically available from more than one vendor. Vendors of raw materials are required to submit certificates of compliance to EP Med's specifications. The parts are inspected and tested upon receipt as well as when the components are assembled into a complete system prior to shipment.

      Our catheters are assembled and tested by us at our West Berlin, New Jersey facility prior to contract sterilization. The West Berlin, New Jersey facility has ISO-9001 Quality System and Design Examination Certification which allows the CE Mark to be used on our products allowing the sale of the products in the European Community. The West Berlin, New Jersey facility and the quality assurance procedures in effect there are subject to good manufacturing practices ("GMP") regulations and quality system regulations promulgated by the U.S. Food and Drug Administration. In July 2001, subsequent to an inspection of our manufacturing facility by the FDA, we received a "warning letter" from the FDA requiring us to investigate and correct various observations made by the FDA with respect to violations at the facility and relating to our procedures primarily pertaining to design controls and manufacturing process controls. See the Section entitled "Description of Business--Government Regulation." We responded to all of the issues raised in the "warning letter" and the FDA subsequently completed a re-audit of the facility in January 2002. On March 20, 2002, EP Med met with the FDA to review the GMP/PMA audit. The conclusion of that meeting was to schedule a follow-up limited scope re-affirmation visit to occur in the next 30 days. This follow-up validation was required given that the facility is being cleared for a GMP/PMA approval. If the FDA is not satisfied with the follow-up, it could require us to make additional changes as it has in the past or, it could take regulatory actions against us including license suspension, revocation and/or denial, seizure and/or injunction and/or civil penalties. Any such action is likely to have a material adverse effect upon our business and financial condition.

      The West Berlin, New Jersey facility has no experience in large-scale manufacturing and there can be no assurance that we will be successful in manufacturing products in significant volume. We believe that we have sufficient capacity to satisfy our manufacturing needs for at least the next twelve months.

Government Regulation

United States

      In July 2001, subsequent to an inspection of our facility by the FDA, we received a "warning letter" requiring us to investigate and correct various observations made by the FDA with respect to violations at the facility and relating to our procedures primarily pertaining to design controls and manufacturing process controls. The "warning letter" identified six areas requiring our attention. We responded to all of the issues raised in the "warning letter" and the FDA subsequently completed a GMP re-audit of the facility and initial PMA audit of the facility in January 2002. The PMA procedure involves a more rigorous, complex and lengthy review process by the FDA and the FDA will inspect the manufacturing facility where the unapproved product is to be made to ensure compliance with the FDA's requirements as to good manufacturing practices regulations prior to issuance of a PMA.

      On March 20, 2002, EP Med met with the FDA to review the GMP/PMA audit. The conclusion of that meeting was to schedule a follow-up limited scope re-affirmation visit to occur in the next 30 days. This follow-up validation was required given that the facility is being cleared for a GMP/PMA approval. If the FDA is not satisfied with the follow-up, it could require us to make additional changes as it has in the past or, it could take regulatory actions against us including license suspension, revocation and/or denial, seizure and/or injunction and/or civil penalties. Any such action is likely to have a material adverse effect upon our business and financial condition.

      We have pre-market approval for the marketing and sale of the EP-WorkMate(R) and the EP-3 (TM) Stimulator in the United States.

      With respect to our ALERT(R) System product line, after completion of our clinical trials, we submitted our PMA application to the FDA in October 2000. In April 2001, the FDA notified us of its comments regarding our submission and of deficiencies contained in the submission and requested additional information and clarification. The deficiencies noted in the submission fall into three categories: qualification and testing, clinical and statistical issues and labeling, which have required providing supplemental or expanded disclosure relating to test results. We have had discussions with the FDA regarding the issues raised in the notification and, in July 2001 we submitted our response to the FDA. Our current discussions with the FDA are focused on resolving labeling clarifications and closure of the GMP/PMA audit. Approval to market and sell the ALERT(R) System in the U.S. may take until the second half of 2002, or later.

      We have developed a new electrode manufacturing process using long-length electrodes for cardioversion and ablation procedures. This process, known as SilverFlex(R), is a patented technology, which provides unique electrode flexibility and a lightweight catheter while still maintaining excellent handling characteristics. Due to development evolution, the current product uses platinum instead of silver. It was determined that we would expand capabilities of the catheter to provide diagnostic and therapeutic functionality for use with our ALERT(R) product line. We are currently collecting clinical data and we expect to file a supplement to the CE Mark and ALERT(R) PMA to incorporate SilverFlex(R).

     With respect to our ViewMate(TM) product, we previously submitted our application to the U.S. Food and Drug Administration for 510(k) approval for marketing clearance due to the device's substantial equivalence to a legally marketed device, but later changed the system design and abandoned this application. A new submission and design dossier are in the process of being completed and we expect to complete final electrical testing in the second quarter 2002. We expect to file applications for 510(k) approval and CE Mark authorization in the second half 2002. We do not anticipate receiving approval to sell the ViewMate(TM) Ultrasound System until the fourth quarter of 2002, if approved at all.

      The process of obtaining and maintaining required regulatory approvals can be expensive, uncertain, and lengthy, and there can be no assurance that we will ever obtain such approvals and that if such approvals are obtained, there can be no assurance that we will be able to maintain the approvals. Delays in receipt of, or failure to receive, such approvals, the loss of previously received approvals, or failure to comply with existing or future regulatory requirements would have a material adverse effect on our business, financial condition and results of operations. Changes in existing requirements or adoption of new requirements also could have a material adverse effect on our business, financial condition, and results of operation.

      In addition, there can be no assurance that the FDA will not impose strict labeling requirements, onerous operator training requirements or other requirements as a condition of its PMA approval, any of which could limit our ability to market our products.

International

      In order for EP Med to market products in Europe and certain other foreign jurisdictions, we must obtain required regulatory approvals and clearances and otherwise comply with extensive regulations regarding safety and manufacturing processes and quality. These regulations, including the requirements for approvals or clearance to market and the time required for regulatory review, vary from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval and the requirements may differ. Foreign countries also often have extensive regulations regarding safety, manufacturing processes and quality that differ from those in the United States and must be met in order to continue sale of a product within the country. The European Economic Community has instituted the requirement that all medical products sold into the European Union, comply with the Medical Device Directive which requires that all such products be labeled with the CE Mark. EP Med has received Class III Design Examination Certification from its Notified Body to label its products, including the ALERT(R) System, with the CE Mark. This designation allows us to market the ALERT(R) System in countries that are members of the European Union and the European Free Trade Association. There can be no assurance that we will be successful in maintaining the CE Mark certification or that we will be able to obtain the CE Mark certification on newly developed products.

      There can be no assurance that we will obtain regulatory approvals in countries that require compliance with the laws of that country or that we will not be required to incur significant costs in obtaining or maintaining our foreign regulatory approvals. Delays in the receipt of approvals to market our products or failure to maintain these approvals could have a material adverse impact on our business, financial condition or results of operations.

Other

      EP Med is also subject to numerous Federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. EP Med has not incurred significant costs to date in order to comply with such laws. There can be no assurance that we will not be required to incur significant costs to comply with such laws and regulations in the future or that such laws and regulations will not have a materially adverse effect upon our ability to do business.

Third-Party Reimbursement

      In the U.S., our products are marketed to medical institutions and physicians that then bill various third-party payers, such as government programs (principally Medicare and Medicaid) and private insurance plans, for the healthcare services provided to their patients using our products. Third-party payers are increasingly challenging the prices charged for medical products and services, and substantial uncertainty exists as to third-party reimbursement for newly approved products. Government agencies, private insurers and other payers generally reimburse medical institutions for medical treatment at a fixed rate per patient or based on the procedures performed. The fixed rate reimbursement is unrelated to the specific devices used in treatment.

If a procedure is not covered, payers may deny reimbursement. In addition, some payers may deny reimbursement if they determine that the device used in the treatment was unnecessary, inappropriate or not cost-effective, or if it was experimental or was used for a non-approved indication, even if it has approval from the U.S. Food and Drug Administration. Because the amount of the reimbursement is fixed, to the extent a physician uses more expensive devices, the amount of potential profit relating to the procedure is reduced. Accordingly, medical institutions must determine that the clinical benefits of more expensive equipment justify the additional cost.

      Procedures in which the ALERT(R) System has been used in clinical trials have been deemed eligible for Medicare reimbursement. However, final determination of its classification relative to reimbursement will be made during review by the FDA of the ALERT(R) System pre-market approval application. EP Med believes that the medical institutions at which clinical trials were performed have submitted their claims for reimbursement. EP Med is not involved in the collection of reimbursement monies and has no knowledge as to the status of payments on reimbursement claims relating to the clinical trials. As reimbursement is made directly to the medical institutions or physicians using our products, we do not monitor reimbursement success. We are not aware of material reimbursement difficulties experienced by medical institutions or physicians to date.

      EP Med is currently gathering and analyzing clinical cost related information for inclusion in a request to the U.S. Health Care Financing Administration regarding the assignment of a new technology reimbursement code for the use of the ALERT(R) System for internal cardioversion in order to obtain higher reimbursement amounts to third parties using the ALERT(R) System procedures. In obtaining this code, the burden of substantiating procedure cost falls on the manufacturer. The U.S. Health Care Financing Administration can agree with this amount or reject it and suggest a lower amount. This will be an on-going process between the U.S. Health Care Financing Administration and EP Med that could take months to close, if not longer. However, existing U.S. Health Care Financing Administration codes for defibrillation or electrophysiology studies may be applied to the use of the ALERT(R) System until a new technology code is approved. We believe the existing reimbursement codes would pay lower amounts than the amount expected for the new technology. A new technology reimbursement code allowing the higher reimbursement would likely provide further incentive to third parties to select our product over others. We are exploring our reimbursement options with private insurance plans as well.

      There can be no assurance that substantial reimbursement will be or remain available for our products or for the ALERT(R) System if it is approved, or even if reimbursement is available, that payers' reimbursement policies will not adversely affect our ability to sell our products on a profitable basis.

Competition

      The medical device market, particularly in the area of cardiac electrophysiology, is highly competitive as the market is characterized by rapid product development and technological change. Our present or future products could be rendered obsolete or uneconomic by technological advances by one or more of our present or future competitors or by other therapies. EP Med's future success will depend upon our ability to remain competitive with other developers of such medical devices and therapies. We believe that our existing products compete primarily on the basis of features, effectiveness, quality, ease and convenience of use, customer service and cost effectiveness.

      Our primary competitors in the production of catheters and disposable accessories are C.R. Bard Inc., EP Technologies, Inc. (a subsidiary of Boston Scientific Corporation), Medtronic, Inc., Biosense Webster, Inc. (a subsidiary of Johnson & Johnson, Inc.) and Daig Corporation (a subsidiary of St. Jude Medical, Inc.). In the computerized EP workstation and EP stimulator market our main competitors are Marquette-Prucka (a division of General Electric) and C.R. Bard Inc.

      Many of our competitors have substantially greater financial and other resources, larger research and development staffs, and more experience and capabilities in conducting research and development, testing products in clinical trials and manufacturing, marketing and distributing products than we do. Competitors may develop new technologies and bring products to market in the U.S. before we introduce new products and may introduce products that are more effective than our new products. In addition, competitive products may be manufactured and marketed more successfully than our products. Our business will depend upon its ability to remain competitive with other developers of such medical devices and therapies.

Product Liability and Insurance

      The manufacture and sale of our products involves the risk of product liability claims. Our products are highly complex and some are, or will be, used in relatively new medical procedures and in situations where there is a potential risk of serious injury, adverse side effects or death. Misuse or reuse of catheters may increase the risk of product liability claims. Currently, we maintain product liability insurance with coverage limits of $5,000,000 per occurrence and $5,000,000 in the aggregate per year; however, there can be no assurance that this coverage will be adequate. Such insurance is expensive and may not be available in the future on acceptable terms, if at all. A successful claim against or settlement by, EP Med in excess of our insurance coverage or our inability to maintain insurance in the future could have a material adverse effect on our business and financial condition.

Employees

      As of March 25, 2002, EP Med had 76 full-time and 7 part-time employees, of whom 29 are dedicated to manufacturing and quality assurance, 13 represent executive management and administration, 20 are engaged in sales and marketing and 21 are engaged in research and development, regulatory affairs and technical service. We believe our employee relations are satisfactory.

Item 2. Description of Property.

      EP Med currently leases approximately 8,800 square feet of office and manufacturing space located in Mount Arlington, New Jersey through October 2002, of which 7,706 square feet is subleased to a related party. This facility houses executive and administrative employees. EP Med owns and operates a facility comprising approximately 15,000 square feet in West Berlin, New Jersey. The operations of this facility are predominantly manufacturing and assembly of hardware and catheter products. This facility additionally houses administration, engineering, catheter research and development and warehousing. EP Med entered into a lease in September 2000, for an additional 2,500 square feet of space adjacent to its West Berlin, New Jersey facility to be used for administration and warehousing. At December 31, 2001, the facility owned by EP Med in West Berlin was encumbered by a mortgage given as security for a $500,000 term loan from a bank, which was to mature on December 31, 2004. The loan was repaid in March 2002 and, accordingly, encumbrances on the facility are in the process of being released.

      EP MedSystems UK Ltd. has an office in Kent, England under a lease for approximately 822 square feet effective through January 2003. The lease provides for monthly rental payments of (pounds sterling)708 ($1,029 U.S.). EP MedSystems France S.A.R.L. entered into a lease in January 2000, for 1,350 square feet of office and warehouse space in Villebon-Courtaboeuf, France effective through January 2003. The lease provides for monthly rental payments of (French francs)9000 ($1,226 U.S.). In addition, EP MedSystems France S.A.R.L. entered into a month to month lease in May 1999, for 150 square feet of office space in Aix en Provence, France. The lease provides for monthly rental payments of (French francs)2600 ($278 U.S.).

      We believe that our facilities are sufficient to meet our expected needs for at least the next twelve months and that our facilities are adequately covered by insurance.

Item 3. Legal Proceedings.

      In October 2001, EP MedSystems finalized settlement negotiations with EchoCath, Inc. relating to the previously reported lawsuit filed by EP Med against EchoCath in October 1997.

      Settlement negotiations were commenced in 2001 and the terms of the settlement were finalized in October and put into effect thereafter. Pursuant to the terms of the settlement, the litigation was dismissed with prejudice with each party agreeing to bear its own costs and legal fees. In addition, among other things, EchoCath paid to EP Med $30,000 and waived any rights it may have had to receive royalty payments from EP Med allegedly due to EchoCath under the exclusive license agreement entered into by the parties, which license formed part of the basis for the litigation. EP Med agreed to convert all of its shares of EchoCath preferred stock into 300,000 shares of EchoCath Class A common stock and to accept a five-year warrant to purchase an additional 150,000 shares of EchoCath Class A common stock at an exercise price per share equal to the fair market value of a share of the stock on the date of settlement. EP Med also waived its rights to receive any dividends due to EP Med incident to its ownership of the EchoCath preferred stock.

      EchoCath granted to EP Med a fully paid-up, worldwide, non-exclusive, non-assignable and non-transferable license to use the patents and technology associated with EchoCath's ultrasound product line in the field of electrophysiology applications, including mapping, ablation and internal cardioversion, but excluding permanent pacemaker leads and defibrillator leads attached to permanent implantable pulse generators. See the Section entitled "Description of Business -- Licenses and other Technology Agreements."

Item 4. Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of security holders in the last quarter of 2001.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

      Our common stock has been traded on the Nasdaq National Market under the trading symbol "EPMD" since EP Med completed its initial public offering of common stock on June 21, 1996. Prior to that date, there was no public market for EP Med's common stock.

      The following table sets forth the high and low sale prices for our common stock for the periods indicated.

        Period                  High              Low
        ------                  ----              ---
        2000
        First quarter           $5.25             $3.25
        Second quarter          $6.82             $3.88
        Third quarter           $5.63             $3.38
        Fourth quarter          $4.75             $1.38

        2001
        First quarter           $3.50             $1.78
        Second quarter          $3.15             $1.13
        Third quarter           $2.64             $1.05
        Fourth quarter          $2.98             $1.08

        2002
        January                 $3.85             $2.25
        February                $3.09             $2.25
        March (through          $3.00             $2.40
           March 25, 2002)

      As of March 25, 2002, there were approximately 59 registered holders of record of EP Med's common stock. This number excludes individual shareholders holding stock under nominee security position listings because many of such shares are held by brokers and other institutions on behalf of shareholders. As a result, we are unable to estimate the total number of shareholders represented by these record holders, but we believe that the amount is in excess of 400.

Dividend Policy

      Historically, we have not paid any dividends to our shareholders and we do not expect to pay any dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis or Plan of Operation.

      Except for historical information, the following Management's Discussion and Analysis or Plan of Operation contains forward-looking statements based upon current expectations that involve certain risks and uncertainties. EP Med's actual results could differ materially from those reflected in these forward-looking statements as a result of certain factors that include, but are not limited to; the risks discussed in the Section entitled "Risk Factors." Please see the statements contained under the Section entitled "Cautionary Statements Regarding Forward-Looking Statements" above.

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

      EP Med's leading diagnostic product is the EP-WorkMate(R), a computerized electrophysiology workstation that monitors displays and stores cardiac electrical activity and arrhythmia data. The EP-WorkMate(R) offers, among other features, display and storage of up to 192 intracardiac signals, real-time analysis and integration with our own proprietary systems, such as the EP-3(TM) Stimulator, as well as with other technologies and systems. The EP-3(TM) Stimulator is a computerized signal generator and processor which, when integrated with the EP-WorkMate(R), is used to stimulate the heart with electrical impulses in order to locate arrhythmia. During 2001, the EP-WorkMate(R) and the EP-3(TM) Stimulator accounted for approximately 86% of EP Med's total sales. EP Med also markets a line of diagnostic electrophysiology catheters for stimulation and sensing of electrical signals during electrophysiology studies, which represented approximately 6% of EP Med's total sales revenues in 2001.

      We have identified the diagnosis and treatment of atrial fibrillation, a particular type of arrhythmia, as a primary focus for our ongoing development efforts. See the Section entitled "Description of Business--General." In an effort to address this medical condition, we have developed a new product for internal cardioversion of atrial fibrillation known as the ALERT(R) System, which uses a patented electrode catheter to deliver measured, variable, low-energy electrical impulses directly to the inside of the heart to convert atrial fibrillation to a normal heart rhythm. We have obtained Class III Design Examination Certification from a European Notified Body allowing us to label the ALERT(R) System with a CE Mark, an international symbol of adherence to quality assurance standards, design reviews and hazard analysis, which permits us to sell the ALERT(R) System in the European Community. International sales of the ALERT(R) System and related catheters accounted for approximately 8% of EP Med's total sales revenues in 2001. The ALERT(R) System is not approved for sale in the United States, but we have completed clinical trials and have submitted our application for pre-market approval of the device to the U.S. Food and Drug Administration and have responded to FDA requests for supplemental information; we are awaiting further action on this application and on other regulatory matters; see the Sections entitled "Description of Business--Products--ALERT(R) System" and "--Government Regulation." As such, approval to market and sell the ALERT(R) System in the U.S. may take until the second half of 2002, or later.

     EP Med also is involved in the development of an intracardiac ultrasound product line including the ViewMate(TM) ultrasound imaging console and intracardiac imaging catheters. These products offer high-resolution, real-time ultrasound capability designed to improve a physician or clinician's ability to visualize inside the chambers of the heart. We believe that the ViewMate(TM) Ultrasound System may play an important diagnostic role allowing more effective treatment options of complex cardiac arrhythmias such as ventricular tachyarrhythmia and atrial fibrillation. Our ultrasound products currently are not approved for sale. We expect to file applications for 510(k) approval and CE Mark authorization in the second half 2002. We do not anticipate receiving approval to sell the ViewMate(TM) Ultrasound System until the fourth quarter of 2002, if approved at all.

      Critical Accounting Policies

      Financial Reporting Release No. 60, which was recently issued by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The SEC indicated that a critical accounting policy is one which is both important to the portrayal of the company's financial condition and results and requires management's most difficult, subjective or complex judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Note 1 of our Notes to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by us. Note that the preparation of our consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

      In addition, Financial Reporting Release No. 61 also recently issued by the SEC, requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. The information provided below describing EP Med's debt and future commitments is provided to facilitate a review of EP Med's liquidity and capital resources.

General

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to the recoverability of accounts receivable, inventory, goodwill, intangibles, and other long-lived assets, and the adequacy of allowances for doubtful accounts and reserves for inventory obsolescence. Actual amounts could differ significantly from these estimates.

Revenue Recognition

      EP Med ships products to customers based on FOB shipping point and, as such recognizes product sales on the date of shipment. Installation of the products is considered perfunctory. Payments received in advance of shipment of product are deferred until such products are shipped. EP Med does not have royalty agreements that result in revenue to EP Med. EP Med does not provide distributors or end-users with a general right to return products purchased.

      EP Med has two sales channels: sales to independent distributors and sales directly to customers. EP Med's products do not require "installation" in the traditional sense, but the EP-WorkMate(R) does require setting up. For distributor sales, distributors are responsible for all set-up of all electronic hardware products and EP Med has no obligation after shipment of products to the distributors. For direct sales, the customer can perform the set-up on its own, however, EP Med personnel generally will assist customers in this process. The set-up process, which takes approximately 1-2 hours to complete, is usually performed within the week of shipment and primarily consists of assembling the workstation cart and plugging in the monitors, printer, isolation transformer, and the EP-3(TM) Stimulator (or other catheter) to the main computer and then answering any customer questions. This process does not impact our standard payment terms. For sales to distributors, payment terms are defined in the distributor agreements as 100% of the purchase price being due 30-60 days after shipment. For direct sales, payment terms are agreed in advance of the sale and generally require a 50% deposit prior to shipment, with the balance due 30-60 days after shipment.

      We provide a standard one-year warranty on all of our products, and in accordance with Statement of Financial Accounting Standard No. 5, "Accounting for Contingencies", we accrue the estimated cost of providing the warranty at the time of sale.

Valuation of Accounts Receivable

      We continuously monitor customers' balances, collections and payments, and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. We may request letters of credit from our customers, when we believe that there is a significant risk of credit loss. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.

Valuation of Inventory

      We value our inventory at the lower of cost or market, with cost being determined on a first-in, first-out basis. We continually monitor our slow-moving items, and establish reserve amounts on a specific identification basis, as necessary. In addition, due to the fact that our business is dependent on the latest computer technology, we continually monitor our inventory and products for obsolescence. If we determine market value to be less than cost, we write down the cost to that value. Generally, we do not experience significant issues with the valuation of our inventory; however, these reserves are estimates, which could change significantly, either favorably or unfavorably, depending on market and competitive conditions.

Valuation of Goodwill, Intangible Assets, and Other Long-Lived Assets

      We assess the impairment of identifiable intangibles, long-lived assets and related goodwill and enterprise level goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

o significant underperformance relative to expected historical or projected future operating results;

o significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

o     significant negative industry or economic trends;

o     significant decline in our stock price for a sustained period; and

o     our market capitalization relative to net book value.

      When we determine that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.

      In 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" became effective and as a result, we will cease to amortize the remaining unamortized goodwill of $342,000. We had recorded approximately $50,000 of amortization on these amounts during 2001 and would have recorded approximately the same amount of amortization during 2002. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We expect to complete our initial review during the first quarter of 2002.

      We currently do not expect to record an impairment charge upon completion of the initial impairment review. However, there can be no assurance that, at the time the review is completed, a material impairment charge will not be recorded.

Deferred Offering Costs

      Our policy is to defer offering costs relating to the purchase of common stock issued under the Fusion Capital common stock purchase agreement in Shareholder's Equity. We will reclassify the balance from Deferred Offering Costs to Additional Paid-In Capital ratably as the stock is sold. If any portion of the $10 million maximum offering amount available from Fusion Capital is not sold by Fusion Capital, the unamortized amount of Deferred Offering Costs will be removed from equity and expensed. Based on the current stock price and the daily maximum offering amount, EP Med may be required to take a charge in 2002.

Results of Operations.

Results of Operations for the Fiscal Year Ended December 31, 2001 Compared to the Fiscal Year Ended December 31, 2000.

      Sales increased $173,000 (or 2%) to $9,933,000 in the year ended December 31, 2001 as compared to 2000. This increase in sales in 2001 resulted primarily from higher domestic sales due to a combination of enhanced EP-Workmate(R) system features and improved sales and marketing efforts. This was partially offset by lower activity in Asia and the Pacific Rim resulting, in part, from a delay in the roll-out of hardware improvements to the EP-Workmate(R) to this region until the first quarter of 2002. Costs of products sold increased $218,000 (or 5%) to $4,652,000 in the year ended December 31, 2001 as compared to 2000 due to approximately $80,000 cost of sales on the $173,000 increase in sales, coupled with an increase in lower margin parts sales and write-off of certain service parts. As a result, gross profit on sales for the year ended December 31, 2001 was $5,282,000 as compared to $5,327,000 for 2000. The gross profit declined as a percentage of sales to 53% from 55%. We hope to improve our overall gross profit percentage due to continued improvement in manufacturing costs and as sales of the ALERT(R) System and catheters increase when we receive approval in the U.S.

      Net sales for the year ended December 31, 2001 were billed in three currencies: $8,211,000 in U.S. dollars, 1,680,000 in Euro and (pounds sterling)135,000 pounds sterling. Management has determined that the impact of foreign currency risk on sales is minimal since a majority of sales are billed in U.S. dollars. EP Med does incur translation gains/losses, which are recorded in Shareholders' Equity. EP Med's cumulative translation loss was $80,000 and its transaction loss was $104,000 for the year ended December 31, 2001. EP Med has not entered into any derivative financial instruments for hedging or other purposes.

      Sales and marketing expenses decreased $355,000 (or 7%) to $4,789,000 and decreased as a percentage of total sales to approximately 48% in the year ended December 31, 2001 as compared to 53% in 2000. The decrease during 2001 was due primarily to a reduction in trade show expenses of $187,000 and a decrease in advertising expenses of $149,000.

      General and administrative expenses decreased $29,000 (or 1%) to $2,237,000 and remained as a percentage of total sales at approximately 23%. The decrease in 2001 was primarily due to a $33,000 reduction in expenses for telecommunications.

      Research and development expenses decreased $266,000 (or 10%) to $2,521,000 for the year ended December 31, 2001 as compared to 2000. This decrease was the result of a $70,000 reduction in travel expenses, lower engineering parts and supplies of $137,000 and a $296,000 reduction in outside ALERT(R) development costs. These were partially offset by an increase in in-house salaries and related benefits of $166,000 primarily related to new hires. We expect that research and development expenses are likely to increase in future periods due to ongoing development activities relating to the ViewMate(TM) Ultrasound System and regulatory efforts aimed at gaining approval to sell this and other new products.

      Interest expense increased $177,000 for the year ended December 31, 2001 as compared to 2000, primarily due to the $281,000 of interest expense accrued on the $3.2 million note payable to Medtronic.

      Other income, net, increased $264,000 to $403,000 for the year ended December 31, 2001 as compared to 2000, primarily due to the receipt of $420,000 on the sale of a portion of EP Med's New Jersey 1999 cumulative net operating loss received in 2001 as compared to $217,000 for the New Jersey 1998 cumulative net operating loss received in 2000. The sale of the cumulative net operating loss is a result of a New Jersey State law enacted January 1, 1999 allowing emerging technology and biotechnology companies to transfer or "sell" their unused New Jersey net operating loss carry forwards and New Jersey research and development tax credits to any profitable New Jersey company qualified to purchase them for cash.

Liquidity and Capital Resources.

      Since EP Med's incorporation in January 1993, EP Med's expenses have exceeded sales resulting in an accumulated deficit of approximately $26.6 million at December 31, 2001 and approximately $22.4 million at December 31, 2000.

      On June 21, 1996, we completed our initial public offering of 2,500,000 shares of common stock at a purchase price of $5.50 per share, for aggregate net proceeds of approximately $11,786,000. In early 1998, we sold and issued 2,250,000 shares of our common stock to 6 institutional investors at a price of $2.25 per share using the gross proceeds of this offering in the amount of $5,062,500, before deducting offering expenses of approximately $401,000, for working capital purposes.

      In September 1999, we sold and issued an aggregate of 1,135,000 shares of common stock in a private offering to an institutional investment fund and three individuals (together, the "1999 Investors") at $2.75 per share. Each of the 1999 Investors received a callable warrant (collectively, the "1999 Warrants"), exercisable at $3.50 per share, entitling them to purchase an aggregate of 567,500 shares of common stock subject to EP Med's right to call the 1999 Warrants when the average closing price of EP Med's common stock equaled or exceeded $4.125 per share during any 20 consecutive trading days. The proceeds from the offering were $3,032,000, net of approximately $89,000 in related expenses. During February 2000, warrants to purchase 205,250 warrant shares at $3.50 per warrant share were exercised for which EP Med received $718,375. EP Med called the remaining warrants and issued non-callable replacement warrants to purchase 362,250 shares of common stock at an exercise price of $7.50 per share.

      In November 2000, EP Med completed a debt financing with Medtronic Asset Management, Inc., an affiliate of Medtronic, Inc., one of EP Med's shareholders, which provided an aggregate of $3.2 million. The financing transaction, evidenced by a note purchase agreement and secured promissory note bearing interest at two percentage points over the prime rate, provides that principal and all accrued interest on the note are to be repaid on November 15, 2003 and that the note is secured by a pledge by David Jenkins, EP Med's, Chief Executive Officer and a director and shareholder of EP Med, of 300,000 shares of common stock of Transneuronix, Inc., a privately-held corporation engaged in the development of neuro-muscular stimulation devices. The shares pledged amounted to approximately 5% of the total outstanding common stock of Transneuronix, Inc.

      On March 28, 2001, EP Med consummated the sale and issuance of 1,625,000 shares of common stock and warrants for 812,500 additional shares to certain investors for $3,250,000. Included among the investors is Cardiac Capital, LLC, a limited liability company, of which our Chairman of the Board and Chief Executive Officer and a shareholder of EP Med, David A. Jenkins, is a 50% owner. The consummation of the transaction provided EP Med with approximately $3,000,000 in working capital after expenses.

     On June 11, 2001, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC under which Fusion Capital has committed to purchase on each trading day during the 25-month term of the agreement $20,000 of our common stock up to an aggregate of

$10 million upon the declaration of effectiveness of a registration statement covering the shares to be purchased, subject to our right to suspend or terminate the agreement. The Board of Directors has authorized the sale to Fusion Capital of up to 2,700,000 shares (19.9% of EP Med's outstanding shares of common stock on the date that we entered into the common stock purchase agreement), of EP MedSystems common stock (inclusive of the 225,000 shares issuable to Fusion Capital as a commitment fee). Sale of any additional shares would require shareholder approval. Assuming that all sales were to occur at the closing price on June 11, 2001 (the date on which the agreement with Fusion Capital was entered into) of $2.97, we would be able to raise approximately $7,350,750 through the sale of 2,475,000 shares to Fusion Capital (exclusive of the 225,000 shares issuable to Fusion Capital as a commitment fee). In light of the number of shares currently registered, liquidity to be afforded to EP MedSystems in connection with the equity line with Fusion Capital is directly correlated to our stock price. The lower the price of our stock, the greater the number of shares that will need to be sold for us to obtain the same proceeds and, since a fixed number of shares are being registered, the price of our stock will determine how much of the equity line is available to us absent shareholder approval to issue additional shares.

     In order to sell in excess of 19.9% of EP Med's outstanding shares of common stock on the date that we entered into the common stock purchase agreement (or 2,716,144), it will be necessary for us to obtain EP Med's shareholders' approval to such sale as required by the Nasdaq Marketplace Rules to which EP Med is subject. Assuming that we have an adequate number of shares of common stock to sell and that we stay in compliance with the agreement, depending on the price at which shares are sold, Fusion Capital could provide us with sufficient funding to sustain our operations for up to two years. Alternatively, as described above, a low stock price will limit the amount of proceeds available to us under the equity line (absent shareholder approval to issue a greater number of shares) and, thereby, the amount of time during which our operations will be sustained solely from funds under the equity line. In connection with the transaction, which closed in October 2001, subsequent to the declaration by the Securities and Exchange Commission of the effectiveness of the registration statement, we issued 225,000 shares of our common stock to Fusion Capital for its purchase commitment.

     We currently are negotiating with an institutional lender regarding a $2 million line of credit facility in order to supplement the amounts which may be available to us under the Fusion Capital equity line.

      In October 2001, EP Med consummated the private sale and issuance of newly-designated Series A convertible preferred stock to Century Medical, Inc. ("CMI"), its Japanese distributor, and Medtronic, Inc., a shareholder and creditor of EP Med. An aggregate of 1,259,717 shares was issued in the transactions. The transaction with Century Medical, Inc. effected in reliance upon the exemption afforded by Regulation S of the Securities Act of 1933, as amended, involved the sale of the shares of preferred stock at a price of $2.048 per share as well as an amendment to EP Med's Distribution Agreement with CMI, including an extension of the original Distribution Agreement. CMI has converted its Series A Preferred Stock to shares of common stock.

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

      Net cash used in operating activities for the year ending December 31, 2001 decreased $729,000 as compared to 2000. The decrease in our net use of cash in operations during 2001 was primarily due to a $691,000 reduction in our net operating loss as compared to the prior year. Payments to related parties are made on terms similar to those of other suppliers. Capital expenditures, net of disposals, were $234,000 for the year 2001 as compared to $1,174,000 in 2000. Capital expenditures in 2000 were high primarily due to an increase in equipment used for demonstration purposes, the cost of purchasing and implementing an Enterprise Resource Planning software solution for EP Med and building improvements. We expect to purchase capital equipment and to expand our manufacturing and assembly capabilities as we continue to grow, however, we currently do not have any commitments for purchases. We lease office and manufacturing space and certain office equipment under operating leases.

      Working capital increased $3,373,000 from December 31, 2000 to $6,340,000 at December 31, 2001. This is primarily due to (1) a $2,041,000 increase in cash, (2) a $1,312,000 increase in accounts receivable mainly the result of the higher fourth quarter sales in 2001 versus the same period in 2000, and (3) a $419,000 increase in prepaid expenses and other current assets primarily prepaid deposits and insurances. These were somewhat offset by an $876,000 increase in accrued expenses, deferred revenue and customer deposits.

      EP Med evaluates the collectability of its receivables quarterly. The allowance for bad debts is based upon specific identification of customer accounts for which collection is doubtful and EP Med's estimate of the likelihood of potential loss. To date, EP Med has experienced only modest credit losses with respect to its accounts receivable. To date, EP Med has experienced insignificant inventory write-downs and the reserve is consistent with management's expectations.

      EP Med has a history of operating losses and we expect to continue to incur operating losses in the near future as we continue to expend substantial funds for research and development, increased manufacturing activity and expansion of sales and marketing activities. The amount and timing of future losses will depend upon, among other things, volume of sales of our existing products, the timing of regulatory approval and market acceptance of the ALERT(R) System and ultrasound products and developmental, regulatory and market success of new products under development as well as EP Med's ability to establish, preserve and enforce intellectual property rights related to our products. There can be no assurance that any of our development projects will be successful or that if development is successful, that the products will generate any sales. Based upon our current plans and projections, we believe that our existing capital resources will be sufficient to meet our anticipated capital needs for at least the next twelve months.

      The following table summarizes EPMed's contractual cash obligations at December 31, 2001, and the effects such obligations are expected to have on liquidity and cash flow in future periods. EPMed does not have any other commercial commitments.

                             Payments Due by Period

--------------------------------------------------------------------------------------------------------------------
 Contractual Obligations          Total          Less than 1 year      1-3 years          4-5 years    After 5 years
--------------------------------------------------------------------------------------------------------------------
Long-Term Debt                  $3,909,000                              $3,909,000
--------------------------------------------------------------------------------------------------------------------
Operating Lease
Obligations                       $217,000            $137,000             $45,000          $18,000          $17,000
--------------------------------------------------------------------------------------------------------------------
Other
Long Term Obligations                   $0                  $0                  $0               $0               $0
--------------------------------------------------------------------------------------------------------------------
Total Contractual Cash
Obligations                     $4,126,000            $137,000          $3,954,000          $18,000          $17,000
--------------------------------------------------------------------------------------------------------------------

The long term debt includes interest and principal on the note payable to Medtronic, described above, as interest is payable at maturity.

Impact of Recently Issued Accounting Standards

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations." SFAS No. 141 supercedes Accounting Principles Board Opinion No. 16 ("APB No. 16"), "Business Combinations." The primary changes made by SFAS No. 141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and
(3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized). The adoption of SFAS No. 141 is required for all business combinations initiated after June 30, 2001. EP MedSystems does not expect that the adoption of SFAS No. 141 will have a material impact on its results of operations, financial position or cash flows. We will cease to amortize the remaining unamortized goodwill of $342,000. We had recorded approximately $50,000 of amortization on these amounts during 2001 and would have recorded approximately the same amount of amortization during 2002.

      In addition, in June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 142 supercedes Accounting Principles Board Opinion No. 17, "Intangible Assets." SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. The primary changes made by SFAS No. 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. In connection with the adoption of this standard, EP MedSystems' unamortized goodwill balance will no longer be amortized, but will continue to be tested for impairment. EP MedSystems plans to test impairment of goodwill, at least annually, using a two-step impairment test consisting of comparing goodwill fair value and book value of determined reporting units and, if applicable, measuring the excess of the recorded amount of goodwill with its implied fair value. EP MedSystems is currently assessing the impact of the standard on our results of operations.

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

Impact of Introduction of Single European Currency (Euro)

      On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency (Euro). The transition period for the introduction of the Euro is between January 1, 1999 and January 1, 2002. We are presently identifying and ensuring that all Euro conversion compliance issues are addressed. For the year ended December 31, 2001 EP Med recorded approximately $104,000 in transaction losses primarily from weakness in the Euro.

                                  Risk Factors

      An investment in EP MedSystems involves a high degree of risk. You should carefully consider the following risk factors and other information in this report before deciding to buy our common stock. There may be other risks and uncertainties that we do not know of or that we do not consider material at this time. If these risks occur, our business, financial condition and results of operations will suffer. In such case, the trading price of our common stock could decline and you could lose all or part of your investment. Additionally, this report contains forward-looking statements that involve uncertainties and EP Med's actual results may differ significantly for those expressed in forward-looking statements. This Section discusses factors that can cause those differences. See the Section entitled "Cautionary Statement Regarding Forward-Looking Statements," above.

We have a history of operating losses and expect future losses.

     EP MedSystems was incorporated in January 1993 and completed its initial public offering of common stock in June 1996. We have incurred substantial operating losses in each year since incorporation with aggregate losses of approximately $3,533,000 for the period from 1993 through 1995 and annual losses in the approximate amounts set forth below in the years since our initial public offering:

                1996           $1,571,000
                1997           $4,864,000
                1998           $4,511,000
                1999           $3,213,000
                2000           $4,836,000
                2001           $4,145,000

      As of December 31, 2001, we had an accumulated deficit of approximately $26.6 million. Our present product sales did not cover our operating expenses of approximately $14.2 million for the year ended December 31, 2001 and $14.6 million for the year ended December 31, 2000. Additionally, we expect that our 2002 operating expenses will exceed those for 2001 and will not be covered by our 2002 sales revenues. Further, we expect that our future operating expenses will continue, and as such, we may continue to incur operating losses.

The funds which may be obtained pursuant to our agreement with Fusion Capital may be insufficient to support our capital needs beyond 2002.

      Our agreement with Fusion Capital could provide us with sufficient funding to sustain our operations for up to two years, beginning in the third quarter of 2001, but the extent to which we rely on Fusion Capital as a source of financing will depend on a number of factors, including the prevailing market price of our common stock. Since we initially have registered 2,475,000 shares for sale by Fusion Capital, the selling price of our stock to Fusion Capital will have to average at least $4.04 per share for us to receive the maximum proceeds of $10 million available under the common stock purchase agreement without registering and issuing any additional shares. We will need to seek shareholder approval to issue more than 2,716,144 shares of our common stock to Fusion Capital. Even if we are able to access the full $10 million, we may still need additional capital to fully implement our business, operating and development plans as we only have the right to receive $20,000 per trading day under the common stock purchase agreement unless our stock price equals or exceeds $5.00 per share, in which event the daily purchase amount may be increased. If obtaining sufficient funding from Fusion Capital were to prove prohibitively expensive and if we are unable to generate significant sales of our products in the near term, we will need to secure another source of funding in order to satisfy our working capital needs or significantly curtail our operations. Should the funding we require be unavailable or prohibitively expensive when we require it, the consequences would have a material adverse effect on our business and financial condition.

Our success will depend on continued market acceptance of the EP-WorkMate(R).

     Our ability to increase revenues over the next several years will depend on the continued acceptance by electrophysiologists of one of our products, the EP-WorkMate(R) computerized monitoring and analysis workstation. The EP-WorkMate(R) accounted for 82% and 80% of our product sales in the years ended December 31, 2001 and 2000, respectively, and is expected to account for a significant portion of our 2002 revenues. Because the EP-WorkMate(R) has a list price of approximately $140,000 with an integrated EP-3(TM) Stimulator, each sale of an EP-WorkMate(R) represents a relatively large percentage of our net sales. We cannot be sure that the EP-WorkMate(R)s present level of market acceptance and sales can be maintained, a decrease in either of which could have a material adverse effect on our business and financial condition.

Our success will depend on approval of the ALERT(R) System and resolution of regulatory items.

     Our long-term success depends on the success of one of our products, the ALERT(R) System. Although approved for sale in the European Community, the ALERT(R) System has not been approved by the U.S. Food and Drug Administration and cannot be sold commercially in the United States without FDA approval. FDA approval is based upon, among other things, the results of clinical trials that demonstrate the safety and effectiveness of the device. We have completed clinical trials and have submitted an application to the FDA for pre-market approval ("PMA") of the ALERT(R) System and, in April 2001, we received comments and notification of deficiencies relating to such application. We had discussions with the FDA regarding the issues raised in the notification and, in July 2001, we submitted our response to the FDA and subsequently, we have had further communications with the FDA. As a consequence of the status of our PMA submission, the timing of approval to market and sell the ALERT(R) System in the U.S. cannot be predicted with any accuracy but we are hopeful that we will receive the PMA during 2002. See the Section entitled "Description of Business--Government Regulation."

Our success will depend on successful commercialization of the ALERT(R) System.

      If we receive approval from the U.S. Food and Drug Administration to market the ALERT(R) System in the United States, we, nevertheless, will be faced with obstacles to successful commercialization. The commercial success of the product will depend significantly upon acceptance by physicians. Physician acceptance will depend upon, among other things, substantial favorable clinical experience, advantages over alternative treatments, cost effectiveness, and favorable reimbursement policies of third-party payors such as insurance companies, Medicare and other governmental programs. Our failure to obtain market acceptance of the ALERT(R) System could have a material adverse effect on our business and financial condition.

Our success will depend on our ability to manufacture the ALERT(R) System profitably.

      If we receive approval from the U.S. Food and Drug Administration to market the ALERT(R) System in the United States and we obtain market acceptance of the product, profitability of the ALERT(R) System, nevertheless, will depend on our ability to manufacture the product efficiently and economically in commercial quantities. We have manufactured the components of the ALERT(R) System only in limited quantities. We may not be able to attain efficient manufacturing levels. Further, we will also be dependent on sub-contractors for certain key components of the ALERT(R) System. Our failure to obtain manufacturing efficiency and reliable sub-contractors could have a material adverse effect on our business and financial condition.

A few of our shareholders, acting together, are able to influence, and possibly control, most matters requiring shareholder approval thereby limiting the influence which other shareholders can exercise over EP Med's business.

      As a result of the private placement financing with Cardiac Capital LLC and Texada Trust completed in the first quarter of 2001, David Jenkins, Chairman of the Board, and a shareholder of EP MedSystems, who is also a 50% owner of Cardiac Capital, LLC, beneficially owns, in the aggregate, shares representing approximately 22.7% of the outstanding shares of common stock, assuming warrants held are fully exercised. As a result, David Jenkins and Cardiac Capital, LLC, acting together, are able to influence significantly, and possibly control, most matters requiring approval of the shareholders of EP Med, including approval of amendments to EP Med's certificate of incorporation, mergers, a sale of all or substantially all of EP Med's assets, going private transactions and other fundamental transactions. EP Med's certificate of incorporation does not provide for cumulative voting with respect to the election of directors. The certificate of incorporation does provide for staggered elections of our Board of Directors. As a result, Mr. Jenkins and his affiliates may be able to control the election of members of our Board. Such a concentration of ownership could affect the liquidity of EP Med's common stock and have an adverse effect on the price of the common stock and may have the effect of delaying or preventing a change in control of EP MedSystems, including transactions in which the shareholders might otherwise receive a premium for their shares over current market prices.

Our business and financial condition are subject to various risks and uncertainties arising from domestic and international laws and regulations.

      United States. In the United States, the development, testing, manufacture, labeling, marketing, promotion and sale of medical devices is regulated principally by the U.S. Food and Drug Administration under the Federal Food, Drug and Cosmetic Act. The FDA has broad discretion in enforcing compliance with that statute and its regulations. Our ability to continue to sell our products commercially, is subject to continuing FDA oversight of the on-going design, manufacturing, packaging, labeling, storage and quality of our medical devices. Noncompliance can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure to grant pre-market clearance or pre-market approval for devices, withdrawal of marketing approvals and criminal prosecution any of which could have a material adverse effect on our business and financial condition.

      In July 2001, subsequent to an inspection of our manufacturing facility in West Berlin, New Jersey by the FDA, we received a "warning letter" from the FDA requiring us to investigate and correct various observations made by the FDA with respect to violations at the facility and relating to our procedures primarily pertaining to design controls and manufacturing process controls; see the Section entitled "Description of Business--Government Regulation." We responded to all of the issues raised in the "warning letter" and the FDA subsequently completed a re-audit of the facility in January 2002. On March 20, 2002, EP Med met with the FDA to review the GMP/PMA audit. The conclusion of that meeting was to schedule a follow-up limited scope re-affirmation visit to occur in the next 30 days. This follow-up validation was required given the facility is being cleared for a GMP/PMA approval. If the FDA is not satisfied with the follow-up, it could require us to make additional changes as it has in the past or, it could take regulatory actions against us including license suspension, revocation and/or denial, seizure and/or injunction and/or civil penalties. Any such action is likely to have a material adverse effect upon our business and financial condition.

      International. In order for us to market our products in Europe and certain other foreign jurisdictions, we must obtain required regulatory approvals and clearances and otherwise comply with extensive regulations regarding safety and manufacturing processes and quality. These regulations, including the requirements for approvals or clearance to market and the time required for regulatory review, vary from country to country. Foreign countries also often have extensive regulations regarding safety, manufacturing processes and quality that differ from those in the United States and must be met in order to continue sale of a product within the country. We may not be able to obtain regulatory approvals in such countries or we may be required to incur significant costs in obtaining or maintaining our foreign regulatory approvals. Failure to obtain approvals or delays in the receipt of approvals to market our products and/or failure to maintain the approvals we currently have and those which we may receive in the future would have a material adverse effect on our business, operating results, financial condition and prospects. Presently, we are permitted to sell some of our products in countries that are members of the European Union and the European Free Trade Association. We cannot be sure that we will be successful in maintaining that permission.

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

      While we do not believe that we are infringing any patents or other intellectual property rights of others, litigation over infringement claims is frequent in the medical device industry and could arise. This kind of litigation, with or without merit, would be time consuming and costly, and could cause shipment delays, require us to develop alternative technology or require us to enter into costly royalty or licensing agreements. Further, if necessary licenses are not available to us on satisfactory terms, we may not be able to redesign our products or processes to avoid alleged infringement. Accordingly, we could be prevented from manufacturing and selling some of our products. Also, competitors might infringe our patents and trade secrets. Costly and time consuming litigation may be necessary to enforce our patents and to protect our trade secrets.

If we are unable to pay royalties we may lose our rights to use certain important technology.

      We have entered into several technology agreements, which require us to pay royalties, including, in some cases, minimum annual royalties. In 2001, we had royalty expenses equal to approximately $51,000 payable in connection with those agreements. Under the terms of our agreement relating to the SilverFlex(R) technology, minimum royalties became payable in 2001 at the rate of $3,000 per quarter or, in the alternative, at our option, we may grant to the inventor of the technology, Allan Willis, a non-exclusive, royalty-free license to the patent allowing him to use the technology as well as sublicensing it to third parties. Royalty payments have not become payable under our other technology agreements as yet. If we do not pay these royalties, we may be in breach of our technology agreements and could lose the rights granted to the technology under these agreements. The loss of these rights would effect our ability to make, market and sell the ALERT(R) product line and the SilverFlex(R) product line, which could have a material adverse impact on our business and financial condition. See the Section entitled "Description of Business--Patents, Trademarks and Licenses."

We face significant competition, which affects our likelihood of success.

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

Third-party reimbursement might be denied or not be available for some of our products.

      Our products are generally purchased by physicians or medical institutions. In the U.S., third-party payors, such as Medicare, Medicaid and private insurers, are then billed for the healthcare services provided to patients using those products. Similar reimbursement arrangements exist in several European countries. Third-party payors may deny or limit reimbursement for our existing products and future products, such as the ALERT(R) System. Third-party payors are increasingly challenging the prices charged for medical products and services and are putting pressure on medical equipment suppliers to reduce prices. Procedures involving the EP-WorkMate(R) and the ALERT(R) System currently are eligible for reimbursement. However, changes in FDA regulations, Medicare regulations or in other third-party payor policies, could reduce or make either or both Medicare or other third-party reimbursement unavailable for procedures using our existing products and, if approved by the FDA, for the ALERT(R) System. Any of these occurrences could have a material adverse affect on business and financial condition. See the Section entitled "Description of Business--Third Party Reimbursement."

We might not be able to maintain or effectively manage our sales force, which would reduce our ability to promote and sell our products.

      We utilize our own domestic direct sales and marketing force to sell and promote our products in the U.S. We might not be able to continue to attract and retain qualified and capable individuals who can successfully promote our products.

      We are also in the process of expanding our marketing internationally and will continue to rely on third-party distributors in foreign markets. We formed a U.S. subsidiary located in France in 1999 and have a U.S. subsidiary, with a branch in the United Kingdom, to increase sales, to improve distributor relationships and customer service and to assist in the introduction of the ALERT(R) System in Europe. We generate sales through a Japanese distributor and have a distribution network in the Asian markets. Some of our agreements with third-party distributors are oral, and many of our distributor agreements, both written and oral, are terminable by the distributors. While we do not consider any one distributor to be material to our business, we might not be able to replace existing distributors on a timely basis if present relationships are terminated. Further, we might not be able to make arrangements with new distributors to access new international markets and both current and future distributors might not be successful in actively and effectively marketing our products.

Our business could be subject to product liability claims, which, if successful, could have a material adverse effect on our business and financial condition.

      The manufacture and sale of our products involves the risk of product liability claims. Our products are highly complex and some are, or will be, used in relatively new medical procedures and in situations where there is a potential risk of serious injury, adverse side effects or death. Misuse or reuse of our catheters may increase the risk of product liability claims. We currently maintain product liability insurance with coverage limits of $5,000,000 per occurrence and $5,000,000 in the aggregate per year. This insurance is expensive and may not be available to us in the future. A successful claim against us or settlement by us in excess of our insurance coverage or our inability to maintain insurance could have a material adverse effect on our business and financial condition.

We have limited manufacturing experience and depend on outside sources for the manufacture of critical components of our products.

      We have limited manufacturing experience in manufacturing our catheter products. Further, we have limited experience manufacturing these products in the volume that will be necessary for us to achieve significant commercial sales in the event of significant demand. While we have expanded our catheter manufacturing facilities and have hired and trained additional personnel, we may not be able to establish or maintain reliable, high-volume, cost-effective manufacturing capacity. Moreover, we may encounter difficulties in increasing our manufacturing capacity, including problems involving production yields, quality control and assurance, component supply shortages, shortages of qualified personnel, compliance with FDA regulations and the need for further regulatory approval on new manufacturing processes. Additionally, we rely on outside sources for the manufacturing of critical components for the ALERT(R) Companion, EP-WorkMate(R) and EP-3(TM) Stimulator. Any interruption in this supply from our outside sources would have a material adverse effect on our ability to deliver our products. If an interruption were to occur, we may not be able to reach an acceptable arrangement with an alternative source of supply on a timely basis. Our failure to find alternative manufacturing sources would have a material adverse effect on our business and financial condition.

We rely on international sales, which expose us to risks of foreign operations.

      In the year ended December 31, 2001, approximately 38% of our sales were derived outside the U.S. We expect international sales will continue to represent a significant percentage of our total sales and we intend to continue to increase our operations outside of the United States. We sell our products in the countries of the European Community and in Japan, Turkey, Saudi Arabia and China, among others. Our reliance on international sales subjects us to fluctuations in currency exchange rates in Europe in connection with the Euro and pounds sterling, though sales in other jurisdictions are paid in U.S. dollars. Management has determined that the impact of foreign currency risks on sales are small since a majority of sales are billed in U.S. dollars. EP Med does incur translation gains/losses, which are recorded in Stockholders' Equity. EP Med's cumulative translation loss was $80,000 at December 31, 2001.

      We experience the risks of unstable economies and political regimes in our foreign selling markets such as Turkey, Saudi Arabia and China, among others. Other risks of reliance on foreign sales include the following:

            o     export license requirements;
            o     unexpected changes in regulatory requirements;

            o     extended collection periods for accounts receivable;
            o potentially inadequate protections of intellectual property rights; and
            o     restrictions on repatriation of earnings.

      These factors could have a material adverse effect on our ability to maintain and expand foreign sales. Our failure to maintain and expand foreign sales would have a material adverse effect on our business and financial condition.

Potential issuance of preferred stock may delay, defer or prevent corporate takeover.

     The Board of Directors has the authority to issue up to 5,000,000 shares of undesignated preferred stock and to determine the rights, preferences, privileges and restrictions of such shares without any further vote or action by the shareholders. The potential issuance of preferred stock under certain circumstances may have the effect of delaying, deferring or preventing a change in control of EP Med or otherwise adversely affecting the rights of the holders of common stock.

The market price of our common stock has been and may continue to be highly volatile.

      Factors, including announcements of technological innovations by us or other companies, regulatory matters, new or existing products or procedures, concerns about our financial position, operating results, litigation, government regulation, developments or disputes relating to agreements, patents or proprietary rights, may have a significant impact on the market price of our stock. In addition, potential dilutive effects of future sales of shares of common stock by shareholders and by EP Med, including sales of our common stock by Fusion Capital and the possible subsequent sale of common stock by the holders of warrants and options, could have a material adverse effect on the prices of our securities.

We must comply with the continued listing requirements of the Nasdaq National Market or we may be delisted or down-listed to the Nasdaq SmallCap Market.

      Our continued listing on the Nasdaq National Market is subject to our compliance with all continued listing requirements set forth in the Nasdaq Marketplace Rules. We have previously failed to meet some of the continued listing requirements from time to time for a brief period and then cured whatever defect caused the temporary noncompliance. We cannot be sure that we will be successful in our efforts comply with the continued listing requirements in the future or that if we fail to do so on a temporary basis that the Nasdaq National Market will allow us to continue to list on that system. Our failure to comply or promptly to cure a noncompliance could result in our stock being delisted or, down-listed to the Nasdaq SmallCap Market. If our stock is delisted, trading, if any, in the stock would thereafter be conducted in the over-the-counter market in the "pink sheets" or the National Association of Securities Dealers' "Electronic Bulletin Board" and the liquidity of our stock could be materially impaired.

The sale of our common stock to Fusion Capital may cause substantial dilution and the sale of the shares acquired by Fusion Capital could cause the price of our common stock to decline.

     The purchase price for the common stock to be issued to Fusion Capital under the common stock purchase agreement will fluctuate based on the closing price of our common stock. Since we have initially registered 2,475,000 shares in this offering for Fusion Capital to purchase under the common stock purchase agreement (exclusive of the 225,000 shares issued to Fusion Capital as a commitment fee), our stock price will need to equal or exceed $4.04 per share for us to receive the maximum proceeds of $10 million under the common stock purchase agreement. Assuming a purchase price of $2.97 per share (the closing sale price of the common stock on June 11, 2001, the date on which the common stock purchase agreement with Fusion Capital was entered into) and the purchase by Fusion Capital of the full amount of shares purchasable under the common stock purchase agreement (exclusive of the 225,000 shares issued to Fusion Capital as a commitment fee), proceeds to us would only be $7,350,750 unless we choose to issue more than 2,475,000 shares. A lower purchase price will reduce considerably the amount of proceeds available to us under the equity line. In the event that we decide to issue a number of shares that represents greater than 19.9% of our outstanding shares of common stock, we would first seek shareholder approval in order to be in compliance with Nasdaq Marketplace Rules.

      Fusion Capital may sell none, some or all of the other shares of common stock purchased from us at any time. We expect that shares registered in this offering will be sold over a period of up to 25 months from October 17, 2001. Depending upon market liquidity at the time, a sale of shares under this offering at any given time could cause the trading price of our common stock to decline. The sale of a substantial number of shares of our common stock under this offering, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that it might otherwise wish to effect sales.

      If Fusion Capital purchased the full amount of shares purchasable under the common stock purchase agreement on October 17, 2001, the date of the prospectus, and assuming a purchase price per share of $2.97 (the closing sale price of the common stock on June 11, 2001, the date on which the agreement was entered into), Fusion Capital would have been able to purchase 3,367,003 shares of our common stock under the common stock purchase agreement. This would constitute 24.7% of our outstanding common stock. Such dilution could be more significant if the market price of our common stock at the time Fusion Capital purchases shares of our common stock under the common stock purchase agreement is lower than the current market price of our common stock, as a lower trading price would cause more shares of our common stock to be issuable to Fusion Capital.

The existence of the common stock purchase agreement with Fusion Capital to purchase shares of our common stock could cause downward pressure on the market price of our common stock.

      Both the actual dilution and the potential for dilution resulting from sales of our common stock to Fusion Capital could cause shareholders to elect to sell their shares of our common stock, which could cause the trading price of our common stock to decrease. In addition, prospective investors anticipating the downward pressure on the price of our common stock due to the shares available for sale by Fusion Capital could refrain from purchases or effect sales in anticipation of a decline of the market price.

Item 7. Financial Statements.

      The information in response to this item is set forth in the Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

      The following table sets forth certain information regarding the directors and executive officers of EP Med:

  David A. Jenkins (1)       44     Chairman of the Board and Chief Executive
                                    Officer; Class III Director
  Reinhard Schmidt           47     President and Chief Operating Officer; Class
                                    II Director
  Joseph M. Turner           39     Chief Financial Officer, Treasurer and
                                    Secretary
  J. Randall Rolston         55     Vice President, Sales
  C. Bryan Byrd              41     Vice President, Engineering and Operations
  Darryl D. Fry              62     Class II Director
  John E. Underwood(2)(3)    58     Class I Director

----------
(1) Member of the Plan Committee of the Board of Directors.

(2) Member of the Audit Committee of the Board of Directors.

(3) Member of the Compensation Committee of the Board of Directors.

      EP Med's by-laws provide that the number of directors, as determined from time to time by the Board of Directors, shall not be less than 3 nor more than
11. Pursuant to the by-laws, the Board of Directors has set the number of directors at 5. EP Med's certificate of incorporation, as amended and restated, provides that the directors shall be divided into 3 classes as nearly equal in number as possible. The initial term of Class I directors expires at the 2002 Annual Meeting, the initial term of Class II directors expired at the 2000 Annual Meeting and the initial term of the Class III directors expired at the 2001 Annual Meeting. The successors to each class of directors whose terms expire at succeeding annual meetings, will be elected to hold office for a term expiring at the Annual Meeting of Shareholders held in the third year following the year of their election. Officers of EP Med are elected annually and hold offices until their successors are elected and qualified or until their earlier removal, death or resignation. Set forth below is a brief summary of the recent business experience and background of each director and executive officer of EP Med.

      David A. Jenkins is a founder and currently Chairman of the Board of Directors, President and Chief Executive Officer of EP Med. Mr. Jenkins has served as the President, Chief Executive Officer and a director of EP Med since its inception in 1993 and as Chairman since 1995; Mr. Jenkins resigned from his position as President in August 2001. From 1988 to 1993, Mr. Jenkins served as the Chief Executive Officer and then Chairman of the Board of Directors of Arrhythmia Research Technology, Inc., a publicly held company engaged in the sale and distribution of electrophysiology products. He also serves as a director of Transneuronix, Inc., a privately held company.

      Reinhard Schmidt joined EP Med as President and Chief Operating Officer in August 2001 and has been appointed to the Board of Directors. From 1998 through 2001, Mr. Schmidt was President of Surgical Navigation Specialist, Inc. From 1995 to 1998, Mr. Schmidt was Vice President and General Manager of Siemens Healthcare Services, a Siemens company. From 1990 to 1995, Mr. Schmidt worked with General Electric Medical Systems as Manager of National Accounts and Manager of Multi-Hospital Systems and HealthCare Systems.

      Joseph M. Turner joined EP Med as Chief Financial Officer, Treasurer and Secretary of EP Med in February 1999. Mr. Turner served as Chief Financial Officer and Treasurer of Tri-Seal International, a thermoplastic extrusion company from 1994 to 1999. Prior to joining Tri-Seal International, he was employed at PricewaterhouseCoopers LLP from 1985-1994. Mr. Turner is a certified public accountant.

      J. Randall Rolston is the Vice President, Sales of EP Med. Mr. Rolston joined EP Med in September 1996 as National Sales Manager and was named Vice President, Sales in April 1998. Prior to joining EP Med, Mr. Rolston was employed in various sales management positions at Cordis Webster, an electrophysiology catheter company owned by Johnson & Johnson. Prior to his employment with Cordis Webster, Mr. Rolston held various sales management positions, including 15 years at American Edwards prior to its merger with Baxter Healthcare Corporation.

      C. Bryan Byrd is the Vice President, Engineering and Operations of EP Med. Mr. Byrd joined EP Med in April 1993 to oversee software development for new products. Prior to joining EP Med, Mr. Byrd co-founded and served as the Director of Engineering for BioPhysical Interface Corp. from 1989 to 1993 where he was responsible for developing automated computerized monitoring equipment for pacemaker and open heart operating rooms and follow-up clinics. Prior to his involvement with BioPhysical Interface Corp., Mr. Byrd was employed by Mt. Sinai Medical Center in Miami Beach, Florida as a clinical software engineer.

      Darryl D. Fry has served as a Director of EP Med since September 1999, when he was elected by the Board of Directors to fill a vacancy. From December 1993 until his retirement in January 1999, Mr. Fry served as Chairman (until his retirement), President (until January 1997) and Chief Executive Officer (until May 1998) of Cytec Industries, Inc., a New York Stock Exchange listed company. Mr. Fry serves as a Director of Fortis Inc.

      John E. Underwood has served as a Director of EP Med since June 1998. Since 1985, Mr. Underwood has served as the founder and President of Proteus International, a venture banking and venture consulting concern with offices in Mahwah, New Jersey. Prior to founding Proteus, Mr. Underwood held senior management positions with Pfizer, Inc., General Electric Company and Becton Dickinson.

      In November 2001, Director Nigel K. Roberts, who joined EP Med's Board of Directors in April 2001, passed away reducing the number of members comprising the Board to four members; no replacement has been named as of the date of this report.

Compliance with Reporting Requirements

      Section 16(a) of the Exchange Act requires EP Med's executive officers, directors and holders of more than 10% of EP Med's common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such persons are required to furnish EP Med with copies of all
Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it or oral or written representations from certain reporting persons that no Statements of Beneficial Ownership on Form 5 were required for those persons, we believe that, with respect to the year ended December 31, 2001, our executive officers, directors and greater than 10% beneficial owners complied with all such filing requirements.

Item 10. Executive Compensation.

      The following summary compensation table sets forth certain information concerning compensation paid or accrued to the Chief Executive Officer and each of EP Med's four most highly paid executive officers whose salary and bonus for all of their services in all capacities in 2001 exceed $100,000.

                           Summary Compensation Table

                                            Long Term Compensation
                                            ----------------------
Name and Principal                          Salary          Other     Securities Underlying
Position                       Year            $              $             Options
------------------             ----         -------       ---------   ---------------------
David A. Jenkins               2001        $225,000           $0
Chairman and                   2000        $225,000           $0            70,000(1)
Chief Executive                1999        $203,750           $0                 0
Officer

Reinhard Schmidt               2001         $77,359       30,000(2)        160,000(3)
President and Chief
Operating Officer

J. Randall Rolston             2001        $153,573           $0                 0
Vice President, Sales          2000        $160,549           $0             6,222(4)
                               1999        $158,851           $0            15,922(5)

C. Bryan Byrd                  2001        $150,000           $0                 0
Vice President,                2000        $154,658           $0            50,000(6)
Engineering and                1999        $112,083           $0                 0
Operations

Joseph M. Turner               2001        $130,000           $0                    0
Chief Financial                2000        $125,000           $0             5,000(7)
Officer                        1999        $110,000           $0            50,000(8)

----------
(1) On December 24, 2000, EP Med granted Mr. Jenkins an incentive stock option to purchase 70,000 shares of common stock pursuant to the 1995 Long Term Incentive Plan at an exercise price of $2.20 per share. Options to purchase 35,000 shares vested on grant date and options to purchase an additional 35,000 such shares vested on January 1, 2001. The term of such option is ten years. This option replaced a fully vested option held by Mr. Jenkins for the same number of shares that expired in December 2000.

(2) In August 2001, in connection with Mr. Schmidt's employment, among other things, Mr. Schmidt was allowed to purchase 100,000 shares of common stock at $2.20 per share. EP Med provided a two-year, interest-free, non-recourse loan in the amount of $220,000 to finance the purchase price of the stock, which loan is secured by a pledge to EP Med of the shares, and the principal balance of which is forgiven ratably over the term of the loan. If Mr. Schmidt terminates his employment prior to August 20, 2003, the remaining principal balance not forgiven, would be due and payable. The loan is forgiven, in whole, on August 20, 2003. EP Med has determined that the treatment for the valuing and recording of the restricted shares purchased is similar to the accounting for stock options that qualify for variable plan accounting. Based on the purchase price of the shares of common stock at the time of issuance, the intrinsic value of these instruments was zero and, as such, no compensation expense was recorded. These shares are re-measured on a quarterly basis and any resulting compensation expense will be amortized over the life of the note. EP Med recorded $30,000 in compensation expense as of December 31, 2001. See Note 11 to the Notes to Consolidated Financial Statements contained under "Item 7. Financial Statements."

(3) In connection with Mr. Schmidt's employment in August 2001, EP Med granted to Mr. Schmidt an option, under the Long-Term Incentive Plan, to purchase 100,000 shares of common stock at an exercise price of $1.91 per share (the price of the stock on the date of grant); the option vests over four years. Also, Mr. Schmidt was granted an option, under the 1995 Director Option Plan, to purchase 60,000 shares of common stock at an exercise price of $1.91 per share (the price of the stock on the date of grant); the option vests 1,000 shares per month. In addition, Mr. Schmidt received a five-year warrant (not reflected in the table), which vested immediately, to purchase an additional 100,000 shares of common stock at an exercise price of $2.75 per share.

(4) On January 11, 2000, EP Med granted Mr. Rolston an incentive stock option to purchase 6,222 shares of common stock pursuant to the 1995 Long Term Incentive Plan at an exercise price of $4.19 per share. Options to purchase 1,244 shares vested on grant date and options to purchase an additional 1,244 such shares vest each year thereafter. The term of such option is ten years.

(5) On January 1, 1999, EP Med granted Mr. Rolston an incentive stock option to purchase 12,500 shares of common stock pursuant to the 1995 Long Term Incentive Plan at an exercise price of $3.00 per share. Options to purchase 2,500 shares vested on the grant date and options to purchase an additional 2,500 shares vest each year thereafter. The term of such option is five years. On June 30, 1999, EP Med granted Mr. Rolston an incentive stock option to purchase 3,422 shares of common stock pursuant to the 1995 Long term Incentive Plan at an exercise price of $3.00 per share. Options to purchase 685 shares vested on the grant date and options to purchase an additional 684 vest each year thereafter. The term of such options is five years.

(6) On April 17, 2000, EP Med granted Mr. Byrd an incentive stock option to purchase 50,000 shares of common stock pursuant to the 1995 Long Term Incentive Plan at an exercise price of $4.125 per share. Options to purchase 10,000 shares vest one year from the grant date and options to purchase an additional 10,000 such shares vest each year thereafter. The term of such option is ten years.

(7) On October 20, 2000, EP Med granted Mr. Turner an incentive stock option to purchase 5,000 shares of common stock pursuant to the 1995 Long Term Incentive Plan at an exercise price of $3.25 per share. Options to purchase 1,000 shares vest one year from the grant date and options to purchase an additional 1,000 such shares vest each year thereafter. The term of such option is ten years.

(8) On February 5, 1999, EP Med granted Mr. Turner an incentive stock option to purchase 50,000 shares of common stock pursuant to the 1995 Long Term Incentive Plan at an exercise price of $3.00 per share. Options to purchase 10,000 shares vested on grant date and options to purchase an additional 10,000 such shares vest each year thereafter. The term of such option is five years.

Stock Options

      The following table sets forth certain information concerning grants of stock options to each of the executive officers identified in the Summary Compensation Table during the fiscal year ended December 31, 2001.

                        Option Grants in Fiscal Year 2001

                                    Number of Shares        Percent of Total        Exercise
                                   Underlying Options      Options Granted to       Price Per
                                         Granted            Employees in 2001         Share        Expiration Date
                                   --------------------------------------------------------------------------------
David A. Jenkins
Chairman and Chief
Executive Officer                                  0                    0                   0                    0

Reinhard Schmidt
President and Chief Operating
Officer                                      160,000                  43%               $1.91      August 20, 2011

J. Randall Rolston
Vice President, Sales                              0                    0                   0                    0

Joseph M. Turner
Chief Financial Officer                            0                    0                   0                    0

C. Bryan Byrd
Vice President, Engineering
and Manufacturing                                  0                    0                   0                    0

The exercise prices of the options granted during the fiscal year ended December 31, 2001 were equal to or greater than the fair market value of EP Med's common stock on the date of each grant.

Option Exercises and Holdings

           The following table provides certain information with respect to each of the executive officers identified in the Summary Compensation Table concerning the exercise of stock options during the fiscal year ended December 31, 2001 and the value of unexercised stock options held as of such date.

         Aggregated Option Exercises in 2001 and Year-End Option Values

                                                        Number of Shares Underlying Options     Value of Unexercised in-the-Money
                                                                at December 31, 2001             Options at December 31, 2001 (1)
                                                        -----------------------------------     ---------------------------------
                             Shares
                          Acquired on     Value
Name                        Exercise     Realized          Exercisable       Unexercisable       Exercisable         Unexercisable
----------------------------------------------------------------------------------------------------------------------------------
David A. Jenkins (2)
Chairman and Chief
Executive Officer                0              0            166,000                 0              $69,000                  $0

Reinhard Schmidt
President and Chief
Operating Officer (3)            0              0             24,000           136,000              $14,400             $83,600

J. Randall Rolston (3)
Vice President, Sales            0              0             83,208            22,207                   $0                  $0

Joseph M. Turner (3)
Chief Financial Officer          0              0             31,000            24,000                   $0                  $0

C. Bryan Byrd (3)
Vice President,
Engineering and
Manufacturing                    0              0             34,400            43,600              $11,700                  $0

----------
(1) Amounts calculated by subtracting the exercise price of the options from the market value of the underlying common stock using the closing sale price on the Nasdaq National Market of $2.50 per share on December 31, 2001.

(2) On August 31, 1995, EP Med granted Mr. Jenkins a non-qualified stock option to purchase 96,000 shares of common stock at an exercise price of $2.00 per share (the "Jenkins NQSO"). Options to purchase 28,000 of the Jenkins NQSO shares became exercisable on the grant date and options to purchase 1,000 shares became exercisable each month thereafter. The term of the Jenkins NQSO option is ten years. On December 26, 2000, EP Med granted Mr. Jenkins an incentive stock option to purchase 70,000 shares of common stock pursuant to EP Med's 1995 Plan at an exercise price of $2.20 per share (the "Jenkins ISO"). Options to purchase 35,000 of the Jenkins ISO shares became exercisable upon the grant and options to purchase the remaining 35,000 Jenkins ISO shares became exercisable in January 2001. The term of such option is ten years.

(3)   See footnotes to above summary compensation table.

      During the fiscal year ended December 31, 2001, 800 options were exercised.

Compensation Plans and Other Arrangements

1995 Long Term Incentive Plan

      EP Med's 1995 Long Term Incentive Plan (the "1995 Incentive Plan") was adopted by the Board of Directors and Shareholders in November 1995. On November 5, 1999, the Shareholders approved an amendment increasing the number of shares available under the Plan from 700,000 to 1,000,000 shares. At December 31, 2001, options to purchase 846,044 shares were outstanding at exercise prices ranging from $1.60 to $4.25 per share. The 1995 Incentive Plan provides for grants of "incentive" and "non-qualified" stock options to employees of EP Med. The 1995 Incentive Plan is administered by the Compensation Committee, which determines the optionees and the terms of the options granted, including the exercise price, number of shares subject to the options and the exercisability thereof. The 1995 Incentive Plan will terminate on November 30, 2005, unless earlier terminated by the Board of Directors.

      The exercise price of incentive stock options granted under the 1995 Incentive Plan must be equal to at least the fair market value of the common stock on the date of grant, and the term of such options may not exceed ten years. With respect to any optionee who owns stock representing more than 10% of the voting power of all classes of EP Med's outstanding capital stock, the exercise price of any incentive stock option must be equal to at least 110% of the fair market value of the common stock on the date of grant, and the term of the option may not exceed five years. The aggregate fair market value of common stock (determined as of the date of the option grant) for which an incentive stock option may for the first time become exercisable in any calendar year may not exceed $100,000.

1995 Director Option Plan

      EP Med's 1995 Director Option Plan was adopted by the Board of Directors and the shareholders in November 1995. A total of 360,000 shares of common stock of EP Med are available for issuance under the 1995 Director Option Plan and options to purchase 300,000 shares were outstanding as of December 31, 2001. The 1995 Director Option Plan provides for grants of "director options" to eligible directors of EP Med and for grants of "advisor options" to eligible members of the Scientific Advisory Board. Director options and advisor options become exercisable at the rate of 1,000 shares per month, commencing with the first month following the date of grant for so long as the optionee remains a director or advisor, as the case may be. The 1995 Director Option Plan is administered by the Plan Committee of EP Med, which determines the optionees and the terms of the options granted, including the exercise price and the number of shares subject to the options. The 1995 Director Option Plan will terminate on November 30, 2005, unless earlier terminated by the Board of Directors. The Board of Directors has approved an amendment to the 1995 Director Plan, subject to shareholder approval at EP Med's Annual Meeting of Shareholders increasing the number of shares available under the Plan from 360,000 to 720,000 shares.

2002 Stock Option Plan

      EP Med's Board of Directors has approved a new 2002 Stock Option Plan (the "2002 Plan"), subject to shareholder approval at EP Med's Annual Meeting of Shareholders. The 2002 Plan provides for grants of "incentive" stock options to employees of EP Med and "non-qualified" stock options to employees and consultants of EP Med and is administered by the Compensation Committee, which determines the optionees and the terms of the options granted, including the exercise price, number of shares subject to the options and the exercisability thereof. Under the terms of the 2002 Plan, if approved by the shareholders, 1,000,000 shares of EP Med's authorized but unissued shares of common stock will be reserved for issuance under the Plan and, except with respect to options then outstanding, the 2002 Plan will expire on the earliest to occur of (a) the tenth anniversary of the date on which the Plan was adopted by the Board, (b) the tenth anniversary of the date on which the Plan was approved by EP Med's shareholders, or (c) the date as of which the Board, in its sole discretion, determines to terminate the Plan.

      The exercise price of incentive stock options granted under the 2002 Plan must be equal to at least the fair market value of the common stock on the date of grant, and the term of such options may not exceed ten years. With respect to any optionee who owns stock representing more than 10% of the voting power of all classes of EP Med's outstanding capital stock, the exercise price of any incentive stock option must be equal to at least 110% of the fair market value of the common stock on the date of grant, and the term of the option may not exceed five years. The aggregate fair market value of common stock (determined as of the date of the option grant) for which an incentive stock option may for the first time become exercisable in any calendar year may not exceed $100,000.

Compensation of Directors

      During 2001, no directors of EP Med received cash or other compensation for services on the Board of Directors or any committee thereof. The directors are reimbursed for their reasonable travel expenses incurred in performance of their duties as directors.

Employment Agreements

      EP Med entered into an employment agreement, dated as of July 20, 2001 (and effective on commencement, August 20, 2001) with Reinhard Schmidt. Under the agreement, Mr. Schmidt shall serve as President and Chief Operating Officer of EP MedSystems for an initial term of 2 years at an annual salary of $200,000. The Board of Directors has discretion to approve salary increases and bonuses. The agreement provides that unless terminated by either party providing the other with written notice of its intention not to renew at least 30 days prior to the scheduled expiration date, the agreement shall be renewed automatically after the initial two-year term for successive one-year terms. The agreement further provides that if the agreement is terminated by EP Med without cause or by Mr. Schmidt for good reason (including the occurrence of certain events within one year of change in control), Mr. Schmidt shall be entitled to severance payments equal to Mr. Schmidt's then-current base salary for a period of twelve months.

      In connection with Mr. Schmidt's employment, EP MedSystems sold to Mr. Schmidt 100,000 shares of common stock at $2.20 per share (the closing sale price as of the date of execution of the employment agreement) and issued a five-year warrant to purchase an additional 100,000 shares of common stock at an exercise price of $2.75 per share. EP MedSystems provided Mr. Schmidt with an interest-free, non-recourse loan in the amount of $220,000 to effect the purchase of the shares which loan is secured by a pledge to EP Med of the shares. The principal balance of the loan is forgiven ratably over the term of the loan. If Mr. Schmidt terminates his employment prior to August 20, 2003, the remaining principal balance not forgiven, would be due and payable. The loan is forgiven, in whole, on August 20, 2003.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

      Based upon information available to EP Med, the following table sets forth certain information regarding beneficial ownership of common stock of EP Med as of March 25, 2002, by (i) each of EP Med's directors, (ii) each of the executive officers identified in the Summary Compensation Table, (iii) all directors and executive officers as a group and (iv) each person known to EP Med to beneficially own more than five percent of EP Med's common stock. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

                                                       Shares of Common Stock         Percent of Class
Name and Address of Beneficial Owner                   Beneficially Owned (1)
------------------------------------------------------------------------------------------------------
Group comprised of Cardiac Capital, LLC, Rollins                 3,343,400(2)               21.5%
Investment Fund, R. Randall Rollins, Gary W. Rollins
and David A. Jenkins

         Cardiac Capital, LLC                                    2,250,000                  14.6%
         2170 Piedmont Road, N.E.
         Atlanta, Georgia 30324 (3)

         Rollins Investment Fund                                 2,250,000                  14.6%
         R. Randall Rollins
         Gary W. Rollins
         2170 Piedmont Road, N.E.
         Atlanta, Georgia 30324 (4)

         David A. Jenkins                                        3,357,400                  21.5%
         Chairman of the Board and
         Chief Executive Officer
         c/o EP MedSystems, Inc.
         100 Stierli Court, Suite 107
         Mount Arlington, New Jersey 07856 (5)

Group comprised of EGS Management, LLC, EGS                      1,629,380                  10.9%
Partners, LLC, The Pharmaceutical/Medical Technology
Fund, L.P., Strategic Healthcare Investment Fund,
EGS Private Healthcare Associates, LLC, EGS Private
Healthcare Partnership, L.P., William Ehrman,
Frederic Greenberg, J. Frederick Ketcher, Junas
Gerstl, William D. Lautman, James McLaren
350 Park Avenue, 11th Floor
New York, New York 10022 (6)

Medtronic, Inc.                                                  1,131,779                   7.4%
710 Medtronic Parkway
Minneapolis, Minnesota 55432-5604 (7)

Hambrecht & Quist Capital Management Incorporated                1,075,000                   7.3%
30 Rowes Wharf, 4th Floor
Boston, Massachusetts 02110-3328 (8)

Reinhard Schmidt                                                   226,000                    1.5%
President, Chief Operating Officer and Director
c/o EP MedSystems, Inc.
100 Stierli Court, Suite 107
Mount Arlington, New Jersey 07856 (9)

Darryl D. Fry                                                      148,000                    1.0
Director
100 Stierli Court - Suite 107
Mount Arlington, New Jersey 07856 (10)

John E. Underwood                                                   45,000                     *
Director
c/o Proteus International
Crossroads Plaza
Mahwah, New Jersey 07430 (11)

J. Randall Rolston                                                 147,365                     *
Vice President, Sales and Marketing
100 Stierli Court - Suite 107
Mount Arlington, New Jersey 07856 (12)

C. Bryan Byrd                                                      106,400                     *
Vice President, Engineering and Operations
100 Stierli Court - Suite 107
Mount Arlington, New Jersey 07856 (13)

Joseph M. Turner                                                    41,000                     *
Chief Financial Officer
100 Stierli Court - Suite 107
Mount Arlington, New Jersey 07856 (14)

All executive officers and directors as a group (7               4,071,165                  25.5%
persons) (15)

*  Represents beneficial ownership of less than 1% of the common stock.

----------

(1) Applicable percentage ownership as of March 25, 2002 is based upon 14,663,652 shares of common stock outstanding. Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended. Under Rule 13d-3, shares issuable within 60 days upon exercise of outstanding options, warrants, rights or conversion privileges are deemed outstanding for the purpose of calculating the number and percentage owned by the holder of those rights, but not deemed outstanding for the purpose of calculating the percentage owned by any other person. "Beneficial ownership" under Rule 13d-3 includes all shares over which a person has sole or shared dispositive or voting power.

(2) The information set forth with respect to the Cardiac Capital Group is based on information contained in a Statement on Schedule 13D filed with the SEC on April 5, 2001 (the "Cardiac Capital Schedule 13D"). The shares reflected in the table represent (i) 2,250,000 shares beneficially owned by Cardiac Capital, LLC; (ii) 2,250,000 shares beneficially owned by Rollins Investment Fund, indirectly as a 50% owner of Cardiac Capital, LLC, with shared voting and investment power with David A. Jenkins (see footnotes (3), (4) and (5)); (iii) 2,250,000 shares beneficially owned by each of R. Randall Rollins and Gary W. Rollins, indirectly as equal owners of Rollins Investment Fund, with shared voting and investment power with David A. Jenkins (see footnotes (3), (4) and (5)); and (iv) 3,343,400 shares beneficially owned by David A. Jenkins, 2,250,000 of which shares are owned with shared voting and investment power with Rollins Investment Fund, R. Randall Rollins and Gary W. Rollins (see footnotes (3) and (5)).

(3) In the Cardiac Capital Schedule 13D, the members of the group have reported that Cardiac Capital, LLC, the record owner of the securities reflected, is a Georgia limited liability company, the ownership of which is divided equally between Rollins Investment Fund, a Georgia general partnership consisting of R. Randall Rollins and Gary W. Rollins, and David A. Jenkins. Includes 750,000 shares issuable upon exercise of outstanding warrants exercisable by Cardiac Capital (see footnotes (2), (4) and (5)).

(4) In the Cardiac Capital Schedule 13D, Rollins Investment Fund has reported that it is a Georgia general partnership, the ownership of which is divided equally between R. Randall Rollins and Gary W. Rollins. Rollins Investment Fund owns 50% of Cardiac Capital, LLC, the record owner of the shares of common stock and warrant shares reflected in the table, and, as such, the Rollins Investment Fund's ownership is indirect and it shares voting and investment power with David Jenkins, the other 50% owner of Cardiac Capital. Rollins Investment Fund and David Jenkins, together with EP MedSystems, have entered into a letter agreement, dated March, 2001, pursuant to which David Jenkins has agreed that he shall forbear from selling any shares of common stock of EP MedSystems owned by him, and shall cause his spouse, his lineal descendants and any trust for the benefit of any of them to similarly forbear from selling any shares of common stock of EP MedSystems owned by any of them during the first year following the closing without the prior written consent of Rollins Investment Fund. Under the letter agreement, Mr. Jenkins has further agreed that, notwithstanding any provision to the contrary in the operating agreement of Cardiac Capital, the decision of Cardiac Capital to exercise its registration rights after the first anniversary of the closing may be made by Rollins Investment Fund in its sole judgment and without the consent of Mr. Jenkins. Includes 750,000 shares issuable upon the exercise of outstanding warrants exercisable by Cardiac Capital. Rollins Investment Fund disclaims beneficial ownership of 1,125,000 shares (i.e., 50%) of common stock and warrant shares and each of Messrs. R. Randall Rollins and Gary W. Rollins disclaims beneficial ownership of one-half of such shares (see footnotes (2), (3) and (5)).

(5) Includes 166,000 shares issuable upon exercise of fully vested options. Also includes 160,000 shares held by Mr. Jenkins as trustee for the Dalin Class Trust, 42,500 shares held by Mr. Jenkins' wife and 20,000 shares held by Mr. Jenkins' wife as custodian for his children. Also includes 2,250,000 shares beneficially owned by Cardiac Capital, LLC, the record owner of the shares of common stock and warrant shares reflected in the table, is a Georgia limited liability company, the ownership of which is divided equally between Mr. Jenkins and Rollins Investment Fund and, as such, Mr. Jenkins' ownership is indirect and he shares voting and investment power with Rollins Investment Fund; 750,000 of such shares are issuable upon the exercise of outstanding warrants exercisable by Cardiac Capital, LLC (see footnotes (2), (3) and (4)). Mr. Jenkins disclaims beneficial ownership of (i) 42,500 shares held by his wife, (ii) 20,000 shares held by his wife as custodian for his children, and (iii) 1,125,000 shares (i.e., 50%) of common stock and warrant shares held of record by Cardiac Capital, LLC.

(6) The information set forth with respect to the EGS Group is based on information contained in an amendment to a Statement on Schedule 13G filed with the SEC on February 16, 2000. The shares reflected in the table represent (i) 1,000,000 shares beneficially owned by EGS Private Healthcare Associates, LLC ("EGS Associates"), indirectly through its ownership of EGS Private Healthcare Partnership, L.P. ("EGS Partnership"), which is the record owner of 875,000 shares (which does not include 306,250 shares issuable upon the exercise of outstanding warrants) and EGS Private Healthcare Counterpart, L.P. ("EGS Counterpart"), which is the record owner of 125,000 shares (which does not include 43,750 shares issuable upon the exercise of outstanding warrants); (ii) 215,682 shares beneficially owned by EGS Management, LLC ("EGS Management"), indirectly through its ownership of The Pharmaceutical/Medical Technology Fund, L.P. ("Pharma/Medical"), which is the record owner of the 215,682 shares; (iii) 43,698 shares beneficially owned by EGS Partners, LLC ("EGS Partners"), which is the beneficial owner of Strategic Healthcare Investment Fund (having an address at c/o Mees Pierson (Cayman) Limited, British American Centre, Phase 3, Dr. Roy's Drive, P.O. Box 2003, George Town, Grand Cayman, Cayman Islands, B.W.I.), which is the record owner of the 43,698 shares; (iv) 1,259,380 shares beneficially owned by William Ehrman, Frederic Greenberg, J. Frederick Ketcher, Jonas Gerstl and William D. Lautman, indirectly, as members of each of EGS Management, EGS Partners and EGS Associates; (v) 20,000 shares beneficially owned by Frederic Greenberg; and (vi) 1,000,000 shares beneficially owned by James McLaren, indirectly, as a member of EGS Associates.

(7) The information set forth with respect to Medtronic, Inc. is based upon information contained in a Statement on Schedule 13G (the "Medtronic
      Schedule 13G") filed with the SEC on February 12, 2002. The shares reflected in the table represent (i) 458,000 shares beneficially owned by Medtronic, Inc.; and (ii) 673,779 shares issuable upon the conversion of currently convertible shares of Series A preferred stock of EP Med.

(8) The information set forth with respect to Hambrecht & Quist Capital Management Incorporated is based on information contained in a Statement on Schedule 13G (the "H&Q Schedule 13G") filed with the SEC on January 29, 2002. The shares reflected in the table represent 1,075,000 shares beneficially owned by Hambrecht & Quist Capital Management, a registered investment advisor. In the H&Q Schedule 13G, Hambrecht & Quist Capital Management disclaims any beneficial interest in the shares reported and indicates that it believes that the client accounts that it manages are not acting as a "group" for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, and that it and such clients are not otherwise required to attribute to each other the "beneficial ownership" of securities.

(9) Includes 26,000 shares issuable upon exercise of fully vested options and 100,000 shares issuable upon the exercise of outstanding warrants and 100,000 shares subject to a pledge to EP Med to secure the promissory note issued by Mr. Schmidt in payment of the purchase price for the shares, the principal balance of which is forgiven ratably over the term of the loan. See the Section entitled "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act - Employment Agreements."

(10)  Includes 30,000 shares issuable upon exercise of fully vested options.

(11)  Includes 45,000 shares issuable upon exercise of fully vested options.

(12)  Includes 86,953 shares issuable upon exercise of fully vested options.

(13)  Includes 34,400 shares issuable upon exercise of fully vested options.

(14)  Includes 41,000 shares issuable upon exercise of fully vested options.

(15) Includes 1,279,353 shares issuable upon exercise of fully vested options and warrants.

Item 12. Certain Relationships and Related Transactions.

      Financing Transaction with Medtronic, Inc. As of October 23, 2001, EP Med consummated the private sale and issuance of 673,779 shares of newly designated Series A convertible preferred stock to Medtronic, Inc., a shareholder and creditor of EP Med. The transaction with Medtronic, effected in reliance upon the exemption afforded by Regulation D of the Securities Act of 1933, as amended, involved the sale of the shares of preferred stock at a price of $1.781 per share. As part of the transaction, EP Med granted demand and incidental registration rights to Medtronic pursuant to a registration rights agreement entered into by the parties. EP MedSystems received aggregate gross proceeds of $1.2 million from the transaction. EP Med believes that the transaction was entered into on terms comparable to those it would have received from an unaffiliated third party.

      Loan to C. Bryan Byrd. On May 23, 2000, EP MedSystems made a loan of $100,000 to C. Bryan Byrd, its Vice President, Engineering and Operations, to finance Mr. Byrd's exercise of fully vested options. The loan is a recourse loan bearing interest at the Federal Fund rate and is secured by a pledge of 50,000 shares of EP Med's common stock owned by Mr. Byrd. Principal and all accrued interest are due and payable on May 23, 2003.

      Financing Transaction with Medtronic, Inc./Pledge of Security by David A. Jenkins. In November 2000, EP MedSystems completed a debt financing with Medtronic Asset Management, Inc., an affiliate of Medtronic, Inc., one of EP Med's shareholders, which provided an aggregate of $3.2 million.

      The financing transaction, evidenced by a note purchase agreement and secured promissory note bearing interest at two percentage points over the prime rate, provides that the principal and all accrued interest on the note are to be repaid on November 15, 2003 and that the note is secured by a pledge by David A. Jenkins, EP Med's Chief Executive Officer and a director and shareholder of EP Med, of 300,000 shares of common stock of Transneuronix, Inc., a privately-held corporation engaged in the development of neuro-muscular stimulation devices. The shares pledged amount to approximately 5% of the total outstanding common stock of Transneuronix, Inc. Mr. Jenkins did not receive any compensation from EP MedSystems for furnishing the pledge as security for the note. As part of the transaction, Medtronic agreed to subordinate its rights to repayment from EP Med to existing rights of EP Med's bank.

      Except for the pledge by Mr. Jenkins, EP Med believes that this loan was entered into on terms comparable to those it would have obtained from an unaffiliated third party.

      Private Placement Financing Transaction with Cardiac Capital, LLC. On March 28, 2001, we completed the sale and issuance of 1,625,000 shares of our common stock and 812,500 warrant shares to two investors. The terms of the financing provided for a purchase price of $1.99 per share of common stock and $0.02 per warrant share for an aggregate purchase price of

$3,250,000 without giving effect to the possible exercise of warrants at an exercise price of $4.00 per share, subject to adjustment. The transaction, which received shareholder approval, closed on March 28, 2001 and the closing sale price for EP Med's common stock on March 27, 2001 was $2.875. As such, the price afforded the investors in this transaction was below market. However, the Board of Directors obtained an opinion from Tucker Anthony Sutro Capital Markets, acting as EP Med's financial advisor, as to the fairness of the transaction to the public shareholders of EP Med from a financial point of view.

      Included among the investors is Cardiac Capital, LLC, a Georgia limited liability company, of which David A. Jenkins, our Chairman of the Board and Chief Executive Officer and a director and shareholder of EP Med, is a 50% owner. The aggregate amount of the new shares, which potentially may be issued in the financing, is in excess of 20% of the outstanding common stock of EP Med, assuming all warrants are exercised. The consummation of the transaction provided EP MedSystems with over $3,000,000 in working capital after expenses.

      Cardiac Capital, LLC and David A. Jenkins have a very substantial ownership interest in EP MedSystems and may be in a position to control EP Med's management and operations as a result of such ownership interest. David A. Jenkins and Rollins Investment Fund, the other 50% owner in Cardiac Capital, have entered into a letter agreement pursuant to which Mr. Jenkins has agreed that he shall forebear from selling any shares of common stock of EP Med owned by him, and shall cause his spouse, lineal descendants and any trust for the benefit of any of them to similarly forebear from selling any shares of common stock of EP Med owned by any of them in the first year following the closing of the private placement financing, without the prior written consent of Rollins Investment Fund. The letter agreement further provides that, notwithstanding any provision to the contrary contained in the Operating Agreement of Cardiac Capital, the decision of Cardiac Capital to exercise its registration rights after the first anniversary of the closing may be made by Rollins Investment Fund in its sole judgment and without the consent of Mr. Jenkins. In March 2002 Cardiac Capital requested that its shares be registered and EP Med anticipates filing a registration statement in the second quarter.

      Loan to Reinhard Schmidt. In connection with Mr. Schmidt's employment with EP MedSystems pursuant to an employment agreement, dated as of July 20, 2001, Mr. Schmidt purchased 100,000 shares of common stock and received a warrant to purchase an additional 100,000 shares. EP MedSystems provided Mr. Schmidt with an interest-free, non-recourse loan in the amount of $220,000 to effect the purchase of the shares which loan is secured by a pledge to EP Med of the shares.

      Sublease with Transneuronix, Inc. In April 2001, EP Med entered into a sublease with Transneuronix, Inc. as to 5,691 square feet of its office space leased at 100 Stierli Court, Mount Arlington, New Jersey. The term of the lease is eighteen months and the total basic rent for the term is $75,716 plus a pro rated amount for real estate taxes, insurance and common area charges charged by the landlord and electricity. Transneuronix is a private company of which Mr. Jenkins, EP Med's Chief Executive Officer, is a shareholder. EP Med believes that the sublease was entered into on terms comparable to those it would have received from an unaffiliated third party.

Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits

      The exhibits required to be filed as part of this Annual Report on Form 10-KSB are listed in the Index to Exhibits appearing on page E-1 hereof.

(b) Reports on Form 8-K

      EP MedSystems did not file a Current Report on Form 8-K during the last quarter of the period covered by this Annual Report on Form 10-KSB.

Date:  March 29, 2002               EP MedSystems, Inc.

                                    By:s/ David A. Jenkins
                                       ------------------------------
                                    David A. Jenkins, Chairman of the
                                    Board and Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 29, 2002               s/ David A. Jenkins
                                    ----------------------------------
                                    David A. Jenkins, Chairman of the
                                    Board and Chief Executive Officer
                                    (Principal Executive Officer)

                                    s/ Reinhard Schmidt
                                    ----------------------------------
                                    Reinhard Schmidt, President, Chief
                                    Operating Officer and Director
                                    (Principal Executive Officer)

                                    s/ Joseph M. Turner
                                    ----------------------------------
                                    Joseph M. Turner, Chief
                                    Financial
                                    Officer and Secretary
                                    (Principal Accounting Officer)

                                    s/ John E. Underwood
                                    ----------------------------------
                                    John E. Underwood, Director

                                    s/ Darryl Fry
                                    ----------------------------------
                                    Darryl Fry, Director

                   [Auditor's Report, Financial Statements and
                 Notes to Financial Statements -to be supplied]

                                Index to Exhibits
Exhibit
Number      Description
-------     -----------

3.1         Amended and Restated Certificate of Incorporation (1)

3.2 Certificate of Amendment to the Amended and Restated Certificate of Incorporation (14)

3.3         Bylaws, as amended (1)

4.1 Common Stock Purchase Agreement, dated April 9, 1998, between EP Med and each of the Selling Security Holders (4)

4.2 Registration Rights Agreement, dated April 9, 1998, between EP Med and each of the Selling Security Holders (4)

4.3 Form of Common Stock and Warrant Purchase Agreement, dated as of August 31, 1999, between EP Med and the Purchasers (including Exhibit A: Form of Registration Rights Agreement and Exhibit B: Form of Warrant) (7)

4.4 Replacement Warrant, dated as of February 15, 2000, between EP Med and the Purchasers (including Amendment to Registration Rights Agreement and Form of Replacement Warrant) (10)

4.5 Amended and Restated Common Stock and Warrant Purchase Agreement, dated as of February 16, 2001, between EP Med and the Purchasers (including Exhibit A: Form of Registration Rights Agreement and Exhibit B: Form of Warrant) (8)

4.6 Registration Rights Agreement, dated March 28, 2001, between EP Med and the Purchasers identified therein (8)

4.7         Warrant, dated March 28, 2001, issued by EP Med to Cardiac Capital,
            LLC (8)

4.8         Warrant, dated March 28, 2001, issued by EP Med to Texada Trust (8)

4.9 Common Stock Purchase Agreement, dated as of June 11, 2001, between EP Med and Fusion Capital Fund II, LLC (9)

4.10 Restricted Stock Purchase Agreement, dated as of July 20, 2001, between EP Med and Reinhard Schmidt (13)

4.11 Promissory Note, dated as of July 20, 2001, by Reinhard Schmidt to EP Med (13)

4.12 Stock Pledge Agreement, dated as of July 20, 2001, by Reinhard Schmidt to EP Med (13)

4.13        Warrant, dated as of July 20, 2001, issued by EP Med to Reinhard
            Schmidt (13)

4.14 Preferred Stock Purchase Agreement, dated as of October 23, 2001, between EP MedSystems and Century Medical, Inc. (14)

4.15 Registration Rights Agreement, dated as of October 23, 2001, between EP MedSystems and Century Medical, Inc. (14)

4.16 First Amendment to Distribution Agreement, dated as of October 23, 2001, between EP MedSystems and Century Medical, Inc. (14)

4.17 Preferred Stock Purchase Agreement, dated as of October 23, 2001, between EP MedSystems and Medtronic, Inc. (14)

4.18 Registration Rights Agreement, dated as of October 23, 2001, between EP MedSystems and Medtronic, Inc. (14)

10.1 License Agreement, dated as of November 1, 1995, between EP Med and Dr. Eckhard Alt, as amended (1)

10.2 License Agreement, dated as of November 1, 1995, between EP Med and Sanjeev Saksena (1)

10.3 License Agreement, dated February 27, 1997 between EP MedSystems and EchoCath, Inc. (2) together with settlement agreement, dated November 6, 2001 between EP MedSystems and EchoCath, Inc.

10.4 Master Manufacturing Agreement, dated April 16, 1996, between EP Med and Hi Tronics Designs, Inc. (1)

10.5*       Amended and Restated 1995 Long-Term Incentive Plan (3)

10.6*       Amended and Restated 1995 Director Option Plan (3)

10.7*       2002 Stock Option Plan

10.8 Agreement of Lease, dated August 25, 1997, between EP Med and Provident Mutual Life Insurance Company, as landlord (5)

10.9 Note Purchase Agreement, dated as of November 15, 2000, between EP Med and Medtronic Asset Management, Inc. (11)

10.10 Secured Promissory Note, dated November 15, 2000, issued by EP Med to Medtronic Asset Management, Inc. (11)

10.11 Stock Pledge Agreement, dated as of November 15, 2000, between Medtronic Asset Management, Inc. and David Jenkins (11)

10.12 Subordination Agreement, dated as of November 15, 2000, between Medtronic Asset Management, Inc. and Fleet National Bank (11)

10.13 Agreement, dated as of March 9, 1998, between ProCath Corporation and Allan Willis (12)

10.14 License Agreement, dated as of January 21, 1998, between EP Med and Incontrol, Inc. (13)

10.15 Employment Agreement, dated as of July 20, 2001, between EP Med and Reinhard Schmidt (13)

21          Subsidiaries of the Registrant

23.1        Consent of PricewaterhouseCoopers LLP

*Denotes management contract or compensatory plan or arrangement

1. Incorporated by reference from EP Med's Registration Statement on Form SB-2 and Pre-Effective Amendments No. 1 and 2 thereto previously filed with the Commission on April 18, 1996, May 28, 1996 and June 13, 1996, respectively.

2. Incorporated by reference from EP Med's Annual Report on Form 10-KSB for the year ended December 31, 1996 previously filed with the Commission.

3. Incorporated by reference from EP Med's Proxy Statement for the Annual Meeting of Shareholders held on October 30, 1997 previously filed with the Commission.

4. Incorporated by reference from EP Med's Current Report on Form 8-K dated April 14, 1998, previously filed with the Commission.

5. Incorporated by reference from the Commission in connection with EP Med's Form 10-KSB for the year ended December 31, 1997 previously filed with the Commission.

6. Incorporated by reference from EP Med's Current Report on Form 8-K, dated August 25, 1998, previously filed with the Commission.

7. Incorporated by reference from EP Med's Current Report on Form 8-K, dated August 31, 1999, previously filed with the Commission.

8. Incorporated by reference from EP Med's Proxy Statement for the special meeting of shareholders held on March 27, 2001 previously filed with the Commission on March 5, 2001.

9. Incorporated by referenced from EP Med's Current Report on Form 8-K, dated June 11, 2001, previously filed with the Commission.

10. Incorporated by reference from EP Med's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999 previously filed with the Commission.

11. Incorporated by reference from EP Med's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000 previously filed with the Commission.

12. Incorporated by reference from EP Med's Annual Report on Form 10-KSB for the year ended December 31, 2000, as amended, previously filed with the Commission.

13. Incorporated by reference from EP Med's Registration Statement on Form SB-2 and Pre-Effective Amendments No.1 through 4 previously filed with the Commission on June 26, 2001, August 24, 2001, September 28, 2001 and October 12, 2001, respectively.

14. Incorporated by reference from EP Med's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001.

                          INDEX TO FINANCIAL STATEMENTS

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FINANCIAL STATEMENTS                                                    Page
                                                                        ----

Report of Independent Accountants                                       F-2

Consolidated Balance Sheets as of December 31, 2001 and
December 31, 2000                                                       F-3

Consolidated Statements of Operations for the years ended               F-4
December 31, 2001 and 2000

Consolidated Statements of Changes in Shareholders' Equity              F-5
for the years ended December 31, 2001 and 2000

Consolidated Statements of Cash Flows for the years ended               F-6
December 31, 2001 and 2000

Notes to Consolidated Financial Statements for the years
ended December 31, 2001 and December 31, 2000                           F-7

Report of Independent Accountants

To the Board of Directors and Shareholders of EP MedSystems, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of EP MedSystems, Inc. and its subsidiaries (the "Company") at December 31, 2001 and December 31, 2000, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Florham Park, New Jersey
March 25, 2002

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                December 31,
                                                            2001            2000
                                                       ------------    ------------
                 ASSETS
Current assets:
   Cash and cash equivalents                           $  2,343,303    $    302,279
   Accounts receivable, net of allowances
     for doubtful accounts of $76,075 and $49,022         3,797,022       2,511,649
   Inventories, net of reserves                           2,003,770       2,377,402
   Prepaid expenses and other current assets                508,040          88,992
                                                       ------------    ------------
          Total current assets                            8,652,135       5,280,322

Property, plant and equipment, net                        2,231,531       2,530,427
Intangible assets, net                                      377,869         455,027
Other assets                                                412,126         151,168
                                                       ============    ============
          Total assets                                 $ 11,673,661    $  8,416,944
                                                       ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                                       $  1,237,488    $    914,175
Accrued expenses                                            546,641         489,017
Deferred warranty revenue and prepaid rent
income                                                      124,739          82,832
Customer deposits                                           369,626          13,038
Current portion of long term debt                            33,333         814,237
                                                       ------------    ------------
     Total current liabilities                            2,311,827       2,313,299

Accrued interest on long term debt -
non-current                                                 303,606          22,317
Deferred warranty revenue- non-current                      241,036         102,750
Long term debt, less current portion                        402,778         441,665
Note payable to Medtronic, Inc.                           3,200,000       1,600,000
                                                       ------------    ------------
          Total liabilities                               6,459,247       4,480,031
                                                       ------------    ------------
Commitments and contingencies (See Note 7)

Shareholders' equity:
  Preferred stock, no par value, 5,000,000
    shares authorized, 1,259,717 shares
    issued and outstanding                                2,331,744              --
  Common stock, $.001 stated value, 25,000,000
    shares authorized, 14,077,714 and
    12,023,167 shares issued and outstanding
    at December 31, 2001 and 2000                            14,078          12,023
  Additional paid-in capital                             30,372,387      26,509,408
  Deferred offering costs                                  (554,515)             --
  Receivables from executive officers                      (320,000)       (100,000)
  Accumulated deficit                                   (26,629,280)    (22,484,518)
                                                       ------------    ------------
          Total shareholders' equity                      5,214,414       3,936,913
                                                       ------------    ------------
          Total liabilities and
            shareholders' equity                       $ 11,673,661    $  8,416,944
                                                       ============    ============

        The accompanying notes are an integral part of these statements.

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                     2001              2000
                                                 ------------      ------------
Net sales                                        $  9,933,263      $  9,760,495
Cost of products sold                               4,651,702         4,433,211
                                                 ------------      ------------
          Gross profit                              5,281,561         5,327,284

Operating costs and expenses:
   Sales and marketing expenses                     4,789,145         5,144,026
   General and administrative expenses              2,236,970         2,265,705
   Research and development expenses                2,521,396         2,787,530
                                                 ------------      ------------
          Loss from operations                     (4,265,950)       (4,869,977)
Interest expense                                     (282,284)         (105,645)
Other income, net                                     403,472           139,501
                                                 ============      ============
          Net loss                               $ (4,144,762)     $ (4,836,121)
                                                 ============      ============

Basic and diluted net loss per share             $      (0.31)     $      (0.41)
                                                 ============      ============

Weighted average shares outstanding
used to compute basic and diluted loss
per share                                          13,402,915        11,788,478
                                                 ============      ============

        The accompanying notes are an integral part of these statements.

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                        Common          Common        Preferred       Preferred      Additional
                        Stock           Stock           Stock           Stock         Paid-in
                        Shares          Amount          Shares          Amount         Capital          Deficit            Total
                     ------------    ------------    ------------    ------------    ------------     ------------     ------------
Balance,
January 1, 2000        11,084,417    $     11,084              --              --    $ 24,626,713     $(17,648,397)    $  6,989,400

Issuance of
common stock in
connection with
exercise of
warrants                  205,250             205              --              --         718,170               --          718,375

Receivable from
executive officer              --              --              --              --        (100,000)              --         (100,000)

Issuance of
common stock
upon exercise of
stock options             698,500             699              --              --       1,031,282               --        1,031,981

Issuance of
common stock               35,000              35              --              --         141,215               --          141,250

Foreign currency
translation                    --              --              --              --          (7,972)              --           (7,972)

Net loss                       --              --              --              --              --       (4,836,121)      (4,836,121)
                     ------------    ------------    ------------    ------------    ------------     ------------     ------------

Balance,
December 31, 2000      12,023,167    $     12,023              --              --    $ 26,409,408     $(22,484,518)    $  3,936,913
                     ------------    ------------    ------------    ------------    ------------     ------------     ------------

Issuance of
common stock in
connection with
private placement       1,625,000           1,625              --              --       2,992,940               --        2,994,565

Issuance of
common stock to
executive
officer                   100,000             100              --              --         249,900               --          250,000

Loan granted to
executive officer              --              --              --              --        (220,000)              --         (220,000)

Issuance of
preferred stock
in connection
with private
placement                      --              --       1,259,717       2,331,744              --               --        2,331,744

Issuance of
common stock
commitment shares         225,000             225              --              --         554,290               --          554,515

Deferred
offering costs                 --              --              --              --        (554,515)              --         (554,515)

Issuance of
common stock to
employees and
non-employee              104,547             105              --              --         145,943               --          146,048

Foreign currency
translation                    --              --              --              --         (80,094)              --          (80,094)

Net loss                       --              --              --              --              --       (4,144,762)      (4,144,762)
                     ------------    ------------    ------------    ------------    ------------     ------------     ------------

Balance,
December 31, 2001      14,077,714    $     14,078       1,259,717    $  2,331,744    $ 29,497,872     $(26,629,280)    $  5,214,414
                     ============    ============    ============    ============    ============     ============     ============

        The accompanying notes are an integral part of these statements.

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                               2001            2000
                                                           -----------     -----------
Cash flows from operating activities:
  Net loss                                                  (4,144,762)    $(4,836,121)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                             754,308         792,811
     Bad debt expense                                           27,053          50,694
     Issuance of stock in payment for legal services           144,448         100,000
     Mark to market valuation of employee agreement             30,000               0
   Changes in assets and liabilities:
      (Increase) decrease in accounts receivable            (1,312,426)        384,850
      Decrease (increase) in inventories                       241,977        (489,299)
      (Increase) Decrease in prepaid expenses and
        other current assets                                  (419,048)        164,917
      (Increase) in other assets                              (260,958)       (128,245)
      (Decrease) in due to related parties                         (75)       (329,837)
      Increase (decrease) in accounts payable                  323,388         (81,173)
      Increase (decrease) in accrued expenses, deferred
        revenue, customer deposits and accrued interest        875,694         (97,883)
                                                           -----------     -----------
          Net cash used in operating activities             (3,740,401)     (4,469,286)
                                                           -----------     -----------
Cash flows from investing activities:
  Capital expenditures                                        (234,347)     (1,174,325)
  Patent costs                                                 (12,251)        (48,527)
                                                           -----------     -----------
          Net cash used in investing activities               (246,598)     (1,222,852)
                                                           -----------     -----------
Cash flows from financing activities:
  Borrowings under term notes payable, net of payments       1,541,768       1,589,000
  (Payments) borrowing under revolving line of credit         (761,560)        761,560
  Net proceeds from issuance of common stock, net of
    offering expenses                                        2,994,565         718,375
  Net proceeds from issuance of preferred stock, net of
    offering expenses                                        2,331,744              --
  Proceeds from exercise of stock options                        1,600         931,981
                                                           -----------     -----------
          Net cash provided by financing activities          6,108,117       4,000,916
                                                           -----------     -----------

Effect of exchange rate changes                                (80,094)        (13,230)

Net Increase (decrease) in cash and cash equivalents         2,041,024      (1,704,452)
Cash and cash equivalents, beginning of period                 302,279       2,006,731
                                                           -----------     -----------
Cash and cash equivalents, end of period                   $ 2,343,303     $   302,279
                                                           ===========     ===========

Supplemental cash flow information:
  Cash paid for interest                                   $    41,096     $    79,562
  Non-cash reclassification of assets from inventory
     to fixed assets                                       $   131,655              --

        The accompanying notes are an integral part of these statements.

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

      EP MedSystems, Inc. operates in a single segment. EP MedSystems designs, manufactures and markets a broad-based line of products for the cardiac electrophysiology market for the purpose of diagnosing, monitoring, managing and treating irregular heartbeats known as arrhythmias.

      The Company faces a number of risks, including developing and sustaining a profitable, cash positive business mode, which is largely dependent upon obtaining government regulatory approvals and market acceptance of future products.

2. Summary of Significant Accounting Policies

Principles of Consolidation

      The consolidated financial statements include the accounts of EP MedSystems, Inc. and its wholly owned subsidiaries, EP MedSystems UK Ltd. and EP MedSystems France S.A.R.L. All material intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

      EP MedSystems considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

Concentrations of Credit Risk

      EP MedSystems is potentially subject to concentrations of credit risk with respect to its cash investments and trade accounts receivable. EP MedSystems invests its excess cash in an institutional money market account.

      EP MedSystems' customer base for its products is primarily comprised of medical institutions and distributors throughout the United States and abroad. On certain transactions, EP MedSystems may require payment in advance or an issuance of an irrevocable letter of credit.

Inventories

      Inventories are valued at the lower of cost or market with cost being determined on a first-in, first-out basis.

Property and Equipment

      Property and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

              Buildings and improvements                 10-25 years
              Leasehold improvements                         5 years
              Machinery and equipment                     3-10 years
              Furniture and fixtures                       3-7 years

Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the lease. Expenditures for repairs and maintenance are expensed as incurred.

Goodwill and Intangible Assets

      Goodwill is a result of the excess of purchase price over book value of certain assets, including certain process technology and EP MedSystems' West Berlin, New Jersey facility purchased in 1993 from a manufacturer of electrode catheters and other disposable products. Goodwill is amortized by the straight-line method over 15 years and is included in intangible assets. Unamortized goodwill as of December 31, 2001 and 2000 amounted to $342,000 and $393,000, respectively. Management believes that the remaining goodwill life of seven years is reasonable primarily based on the fact that historically there has been a stable demand for EP MedSystems' catheter products and there is an expected continued demand for these products. Significant changes have not occurred in the manner or use of the acquired assets and technology, or the strategy for EP Med's catheter business. EP Med is not aware of significant negative industry or economic trends that would affect the carrying value of the goodwill. Beginning in 2002, in accordance with the provisions of SFAS No. 142 "Goodwill and Other Intangible Assets", such goodwill will no longer be amortized, but will continue to be tested for impairment (See Note 15).

      Registration and legal fees associated with patent filings are capitalized and amortized over three years. Management reviews these assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets might not be recoverable. EP MedSystems has determined that, as of December 31, 2001, no such assets have been impaired.

      Long-lived assets, including certain identifiable intangibles and goodwill related to those assets to be held and used, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An estimate of undiscounted future cash flows produced by the asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists, pursuant to the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

Revenue Recognition

      EP MedSystems ships products to customers based on FOB shipping point and recognizes revenue from product sales on the date of shipment. Installation procedures are minimal and considered perfunctory. Payments received in advance of shipment of product are deferred until such products are shipped. EP Med does not have royalty agreements that result in revenue to EP Med. Royalties paid to third parties on product sales are included in the cost of sales. EP Med does not provide distributors or end-users with a general right to return products purchased.

      EP MedSystems provides a one-year warranty on all of its products and, in accordance with Statement of Financial Accounting Standard No. 5 "Accounting for Contingencies," accrues for the estimated cost of providing this warranty at the time of sale. The estimates of the future warranty costs are based on historical experience. At December 31, 2001 and 2000, EP Med had recorded $55,000 in warranty expense.

      In addition to the standard one-year warranty provided on all products EP Med offers separately priced extended warranties. EP Med recognizes revenue from these warranty contracts on a straight-line basis over the contract period in accordance with FASB Technical Bulletin 90-1 "Accounting for Separately Priced Product Warranties and Product Maintenance Contracts." Deferred warranty income as of December 31, 2001 and 2000 totaled approximately $311,000 and $186,000, respectively.

Research and Development

Research and development costs, which include clinical and regulatory costs, are expensed as incurred.

Stock Based Compensation

      EP MedSystems accounts for stock options granted to employees and non-employee directors in accordance with the "intrinsic value" method set forth in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" with supplemental pro forma disclosures of "fair value" as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation."

      EP Med records the fair value of stock issuances to non-employees based on the market price on the date issued. The amount is expensed, capitalized or recorded as a reduction of paid-in capital, depending on the purpose for which the stock is issued. It is EP Med's policy to account for stock options granted to non-employees in accordance with Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," and the fair value measured using the Black-Scholes option pricing under Statement of Financial Accounting Standard No. 123. EP Med has not issued stock options to non-employees for any of the periods presented.

Net Loss Per Share

      Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share since potential shares of common stock from the exercise of stock options and warrants are anti-dilutive for all periods presented. Accordingly, potential common shares of 2,592,794 and 1,524,810 for the years ended December 31, 2001 and 2000, respectively, have been excluded from the diluted per share calculation.

Comprehensive Income

      For the years ended December 31, 2001 and 2000, EP MedSystems' comprehensive income approximated net income, except for foreign currency translation adjustments. Comprehensive loss for the years ended December 31, 2001 and 2000 were $4,224,856 and $4,844,093, respectively.

Foreign Currency Translation

      In accordance with Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation," ("SFAS No. 52"), foreign denominated assets and liabilities are translated from French Francs and British Pounds Sterling into U.S. dollars using the spot rate at the balance sheet date. Revenue and expenses are translated into U.S. dollars using the weighted average exchange rate for the respective year. Translation adjustments are recorded in Shareholders' Equity.

      Also in accordance with SFAS No. 52, transaction gains and/or losses are incurred as a result of the changes between functional currency and the transaction denominated currency. These gains and/or losses are marked to the current exchange rate on a quarterly basis and included in expenses in the Statement of Operations. For the year ended December 31, 2001 and 2000, the transaction losses recorded were approximately $104,000 and $63,000, respectively.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The primary estimates used by management are in the determination of the valuation allowance for accounts receivables and inventory obsolescence reserve. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, the estimates may ultimately differ from actual results.

Reclassifications

      Certain prior year amounts have been reclassified to conform with the current presentation.

Fair Value of Financial Instruments

      The carrying value of EP MedSystems' financial instruments, including accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their short maturities. Based on borrowing rates currently available to EP MedSystems for loans with similar terms, the carrying value of the long-term debt also approximates fair value. The Company had not entered into any derivative financial instruments for hedging or other purposes.

3. Related Party Transactions

      On November 15, 2000, EP MedSystems completed a debt financing in the amount of $3.2 million, with Medtronic Asset Management, Inc., an affiliate of Medtronic, Inc., a shareholder in EP MedSystems, receiving $1.6 million at closing and $1.6 million at January 17, 2001. Approximately $2.3 million was utilized to repay outstanding amounts on EP MedSystems' revolving credit facility with its bank. The note to Medtronic bears interest at the prime rate plus 2%. The principal and all accrued interest on the note are to be repaid on November 15, 2003 and the note is secured by a pledge of certain shares of stock owned by David Jenkins, EP MedSystems' Chief Executive Officer and a director and shareholder thereof, in a privately-held company. See Note 9.

      EP MedSystems loaned $100,000 to one of its officers to finance his exercise of fully vested options. This recourse loan bears interest at the Federal Fund rate and is collateralized by 50,000 shares of EP MedSystems' common stock. Principal and any accrued interest shall be due and payable on May 23, 2003.

      Additional related party transactions are discussed in Notes 10 and 11.

4. Inventories

Inventories consist of the following:

                                                         December 31,
                                                   2001                 2000
                                               -----------          -----------
Raw materials                                  $   802,855          $ 1,218,396
Work in progress                                   142,999              426,476
Finished goods                                   1,144,122              808,229
Reserve for obsolescence                           (86,206)             (75,699)
                                               -----------          -----------
                                               $ 2,003,770          $ 2,377,402
                                               ===========          ===========

5. Property and Equipment

Property and equipment consist of the following:

                                                         December 31,
                                                   2001                 2000
                                               -----------          -----------
Land                                           $    69,738          $    69,738
Buildings and improvements                         992,530              967,325
Leasehold improvements                             129,332              129,332
Machinery and equipment                          3,117,507            2,810,232
Furniture and fixtures                             281,979              235,715
                                               -----------          -----------
                                               $ 4,591,086          $ 4,212,342
Less: accumulated depreciation                  (2,359,555)          (1,681,915)
                                               -----------          -----------
                                               $ 2,231,531          $ 2,530,427
                                               ===========          ===========

6. Intangible Assets

Intangible assets consist of the following:

                                                         December 31,
                                                   2001                 2000
                                               -----------          -----------
Goodwill                                       $   774,099          $   774,099
Patent costs                                       167,135              154,884
                                               -----------          -----------
                  Total                            941,234              928,983
Less: accumulated amortization                    (563,365)            (473,956)
                                               -----------          -----------
                                               $   377,869          $   455,027
                                               ===========          ===========

7. Commitments and Contingencies

Operating Leases

      EP MedSystems currently has various operating leases for office facilities. Approximately 8,800 square feet of office and manufacturing space is leased through October 2002 in the United States. EP MedSystems UK leases 822 square feet of office and storage space in Kent, England through January 2003. EP MedSystems also leases 1,350 square feet in France. The total rent expense associated with the office leases was approximately $151,000 and $132,000 in 2001 and 2000, respectively. In April 2001, the Company subleased its United States office space and recorded $70,000 of rental income, which offset rent expense. Additionally, EP MedSystems also leases certain office equipment for periods extending through December 2003.

      The aggregate future commitment for minimum rentals as of December 31, 2001 is as follows:

                2002                         $137,000
                2003                          $23,000
                2004                          $22,000

Employee Life Insurance

      EP MedSystems has key man life insurance policies for $1,000,000 covering its Chairman and CEO and $500,000 for the Vice President of Engineering, for which it is the beneficiary.

Litigation

      During October 1997, EP MedSystems filed a lawsuit against EchoCath in the United States District Court for the District of New Jersey alleging, among other things, that EchoCath made fraudulent misrepresentations and omissions in connection with the prior sale of $1,400,000 of its preferred stock to EP MedSystems.

      Settlement negotiations commenced in 2001 and the terms of a settlement were finalized in October and put into effect thereafter. The litigation was dismissed with prejudice with each side agreeing to bear its own costs and legal fees. In addition, among other things, EchoCath paid EP MedSystems $30,000 and waived any rights it may have to receive from EP MedSystems any royalty payments due and owing to EchoCath pursuant to the exclusive license agreement entered into between the parties, and EP MedSystems also agreed to convert all of its shares of EchoCath preferred stock into 300,000 shares of EchoCath Class A common stock and to accept a five-year warrant to purchase an additional 150,000 shares of EchoCath Class A common stock and to accept a five-year warrant to purchase an additional 150,000 shares of EchoCath Class A common stock at an exercise price per share equal to the fair market value of a share of the stock on the date of settlement. EP MedSystems has agreed to waive any rights it may have to receive from EchoCath any dividends due and owing to EP MedSystems incident to its ownership of EchoCath preferred stock.

Other

      In conjunction with EP MedSystems' common stock purchase agreement with Fusion Capital, a commitment fee will be due to the its investment bankers of $100,000 upon initial draw down under this agreement (See Note 10).

8. FDA Regulatory

      In July 2001, subsequent to an inspection of our facility by the FDA, we received a "warning letter" requiring us to investigate and correct various observations made by the FDA with respect to violations at the facility and relating to our procedures primarily pertaining to design controls and manufacturing process controls. The "warning letter" identified six areas requiring our attention. We responded to all of the issues raised in the "warning letter" and the FDA subsequently completed a re-audit of the facility in January 2002. On March 20, 2002, EP Med met with the FDA to review the good manufacturing practices/pre-market approval ("GMP"/"PMA") audit. The conclusion of that meeting was to schedule a follow-up limited scope re-affirmation visit to occur in the next 30 days. This follow-up validation was required as the facility is being cleared for a GMP/PMA approval. If the FDA is not satisfied with the follow-up, it could require us to make additional changes as it has in the past or, it could take regulatory actions against us including license suspension, revocation and/or denial, seizure and/or injunction and/or civil penalties.

9. Note payable

      On November 15, 2000, EP MedSystems, Inc. completed a debt financing for $3.2 million with Medtronic Asset Management, Inc., an affiliate of Medtronic, Inc., one of EP MedSystems' shareholders. Approximately $2.3 million was utilized to repay outstanding amounts on EP MedSystems' revolving credit facility with its bank. The note to Medtronic bears interest at the prime rate plus 2%. The principal and all accrued interest on the note are to be repaid on November 15, 2003 and the note is secured by a pledge by David Jenkins, EP MedSystems' Chief Executive Officer and a director and shareholder of EP MedSystems, of shares of common stock of a privately-held corporation. The debt financing is subordinate to existing rights of EP MedSystems' senior lender, Fleet National Bank. The debt financing includes a covenant that requires EP MedSystems to be in compliance with Fleet National Bank covenants. EP MedSystems received $1.6 million at closing and $1.6 million on January 17, 2001. EP MedSystems accrued approximately $281,000 of interest expense included within accrued interest as of December 31, 2001.

      EP MedSystems entered into a financing arrangement in March 1999 with a bank consisting of a $2,000,000 revolving line of credit and a $500,000 term loan secured by a lien on EP MedSystems' facility in West Berlin, New Jersey and the machinery, equipment and inventory located there. The Company borrowed approximately $2 million under the revolving line of credit, which was subsequently repaid as discussed above. The related term loan remained in place in 2001, with principal paid on a monthly basis over a 48 month period under a 15-year amortization schedule with a balloon payment due in December 2004. Interest is payable monthly, in arrears, at either the prime rate plus 3/4% or LIBOR plus 3 3/4%, at the Company's discretion. The loan was repaid in March 2002 and, accordingly, encumbrances on the facility are in the process of being released (See Note 16).

      The term loan required EP MedSystems to maintain certain financial ratios and meet certain other financial tests, one of which was waived by the bank for the period ended December 31, 2001. At December 31, 2001, EP MedSystems was in compliance with these covenants. At September 30, 2000 and December 31, 2000, EP MedSystems was not in compliance with certain of the financial convenants. In consideration of the payment by EP MedSystems of $2.3 million outstanding on the revolving credit facility using funds obtained from the Medtronic debt financing completed in December 2001. EP MedSystems received a permanent waiver from the bank for both violations as of December 31, 2000. The credit facility, which was originally scheduled to expire in March 2001, was terminated in January 2001, and was not replaced with another facility.

10. Shareholders' Equity

Preferred Stock

      EP MedSystems is authorized to issue 5,000,000 shares of undesignated preferred stock, no par value per share. The Board of Directors has the authority to issue preferred stock in one or more classes, to fix the number of shares constituting a class and the stated value thereof, and to fix the terms of any such class, including dividend rights, dividend rates, conversion or exchange rights, voting rights, rights and terms of redemption, the redemption price and the liquidation preference of such shares or class.

      On October 23, 2001, EP MedSystems consummated the private sale and issuance of newly-designated Series A convertible preferred stock to Century Medical, Inc. ("CMI"), its Japanese distributor, and Medtronic, Inc. ("Medtronic"), a shareholder and creditor of the Company. An aggregate of 1,259,717 preferred shares were issued in the transactions. Each preferred share is convertible into equal shares of common stock, at the option of either CMI or Medtronic, at any time from and after the earlier of, December 31, 2001 and the date of receipt by the United States Food and Drug Administration ("FDA") of 510K approval of EP MedSystems' ViewMate(TM) Ultrasound Imaging System device or of pre-market approval of EP MedSystems' ALERT(R) System device (in either case, on "FDA Event"), or by EP MedSystems at any time after an FDA Event, into one share of EP MedSystems' common stock. The transaction with Century Medical, Inc. involved the sale of the shares of preferred stock at a price of $2.048 per share as well as an amendment to the Company's Distribution Agreement with CMI. The transaction with Medtronic involved the sale of preferred stock at a price of $1.781 per share. EP MedSystems received aggregate gross proceeds of $2,400,000 from the two transactions. The preferred stock is recorded in Stockholders' equity, net of issuance costs.

Common Stock

      EP MedSystems is authorized to issue 25,000,000 shares of common stock, no par value, $.001 stated value per share, of which a total of 14,077,714 and 12,023,167 shares were outstanding at December 31, 2001 and 2000, respectively.

      On March 28, 2001, EP MedSystems consummated the private sale and issuance to certain investors of 1,625,000 shares of common stock of EP MedSystems and warrants for 812,500 additional shares at a purchase price of $1.99 per share of common stock and $0.02 per warrant share. Included among the investors is Cardiac Capital, LLC, a limited liability company, of which our Chairman of the Board and Chief Executive Officer and a shareholder of EP MedSystems is a 50% owner. The Company received $3,250,000 in proceeds, which was used for working capital purposes.

      On June 11, 2001, EP MedSystems entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, under which Fusion Capital has committed to purchase, upon request of EP MedSystems, on each trading day during the 25-month term of the agreement, $20,000 of our common stock, up to an aggregate of $10 million. The $20,000 daily maximum purchase amount is waived if the Company's stock price exceeds $5.00 per share. The 2,700,000 shares of our common stock, that may be issued under this agreement, includes 225,000 shares of common stock issued to Fusion Capital as compensation for its purchase commitment. The Company issued an aggregate of 225,000 shares of EP MedSystems common stock to Fusion Capital as a commitment fee under the common stock purchase agreement and recorded the estimated fair value of approximately $555,000 as a separate line item labeled "Deferred Offering Costs" in Shareholders' Equity. The Company paid approximately $462,000 in cash related to the filing, legal, and accounting expenses associated with this transaction, which are recorded in Other

Assets. The registration statement was declared effective by the Securities and Exchange Commission on October 18, 2001. EP MedSystems, Inc. intends to reclassify the balance from "Deferred Offering Costs" to "Additional Paid-In Capital" ratably as the stock is sold. If the Company determines that any portion of the $10 million maximum offering amount available from Fusion Capital will not or cannot be sold to Fusion Capital, a pro rata portion of the Deferred Offering Costs will be expensed.

      The shares were valued using the closing market price of EP MedSystems' stock at each of June 11, 2001, the date on which the agreement was executed, and on October 31, 2001, the date on which the second tranche of the commitment fee was issued, in accordance with APB No. 25.

      In October 2001, EP Med paid a portion of its costs for legal services rendered by issuing 103,747 shares of its common stock to counsel (and granting incidental registration rights) in payment of approximately $145,000 in fees, the price of such shares being based upon the average closing stock price of EP Med's common stock for the ten trading days prior to the date the parties agreed to this form of payment. This amount was recorded as an expense in the Statement of Operations.

      In October 2000, EP MedSystems issued 25,000 shares of its common stock to one of its former distributors in connection with the settlement of certain litigation, which had been commenced by EP MedSystems earlier in the year. EP MedSystems had sought monetary damages for alleged breach of a distributorship agreement. The action was voluntarily dismissed pursuant to a settlement agreement whereby the parties mutually released their claims against each other.

      In February 2000, EP MedSystems received $718,000 related to the exercise of warrants that were issued in conjunction with EP MedSystems' private placement in September 1999. Investors included in the exercise were two of its institutional shareholders and two members of its board of directors. Common stock of 205,250 shares was issued in conjunction with the exercise of the warrants. In addition, the exercise price of the remaining unexercised warrants to purchase 362,250 shares of common stock was increased from $3.50 to $7.50 per share. EP MedSystems used the net proceeds from the exercise of warrants for working capital purposes.

11. Stock Compensation

New Employee Agreement

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

      As prescribed by APB No. 25, EP MedSystems accounted for the warrant and option granted as compensation expense using the intrinsic value method. As the exercise price for the shares under the warrant and option is at or greater than the fair market value of the underlying stock on the date of issuance, the intrinsic value is zero and no compensation expense was recorded.

      EP MedSystems also determined that the treatment for the valuing and recording of the restricted shares purchased would be similar to the accounting for stock options that qualify for variable plan accounting pursuant to footnote 2 of APB No. 25. Based on the purchase price of the shares of common stock at the time of issuance, the intrinsic value of these instruments was zero and, as such, no compensation expense was recorded. These shares are re-measured on a quarterly basis and any resulting compensation expense will be amortized over the life of the note. Compensation expense will be determined as the difference between the fair market value and the purchase price of the stock at the end of the reporting period. The purchase price is adjusted downward in conjunction with the loan amount forgiven on a quarterly basis as defined in the promissory note. The Company recorded $30,000 in compensation expense as of December 31, 2001.

1995 Long Term Incentive Plan

      EP MedSystems' 1995 Long Term Incentive Plan (the "1995 Incentive Plan") was adopted by the Board of Directors and shareholders in November 1995. On November 5, 1999, the Shareholders approved an amendment increasing the number of shares available under the Plan from 700,000 to 1,000,000. At December 31, 2000, options to purchase 815,560 shares were outstanding at exercise prices ranging from $1.75 to $4.25 per share. The 1995 Incentive Plan provides for grants of "incentive" and "non-qualified" stock options to employees of EP MedSystems. The 1995 Incentive Plan is administered by the Compensation Committee, which determines the optionees and the terms of the options granted, including the exercise price, number of shares subject to the options and the exercisability thereof. The 1995 Incentive Plan will terminate on November 30, 2005, unless terminated earlier by the Board of Directors.

      During 2000, EP MedSystems issued options to purchase 242,713 shares of common stock under the 1995 Incentive Plan. The exercise prices of these options range from $2.20 to $4.25 per share. The options granted in 2000 have terms of ten years and vest over varying periods.

1995 Director Option Plan

      EP MedSystems' 1995 Director Option Plan (the "1995 Director Plan") was adopted by the Board of Directors and the shareholders in November 1995. A total of 360,000 shares of common stock of EP MedSystems are available for issuance under the 1995 Director Plan and options for 180,000 shares of common stock, at exercise prices ranging from $2.00 to $3.00 per share, are outstanding as of December 31, 2000. The 1995 Director Plan provides for grants of director options to eligible directors of EP MedSystems and for grants of advisor options to eligible members of the Scientific Advisory Board of EP MedSystems. Each of the director options and the advisor options are exercisable at the rate of 1,000 shares per month, commencing with the first month following the date of grant. The terms of these options are five years. The 1995 Director Plan will terminate on November 30, 2005, unless terminated earlier by the Board of Directors.

      For the year ended December 31, 2001 no non-employee holders of non-plan stock options exercised their options and 614,500 shares were exercised in 2000 at prices ranging from $0.10 to $2.00 per share.

      At December 31, 2001 and 2000, EP MedSystems had 1,318,044 and 1,162,560 shares, respectively, of common stock reserved for stock options under all plans. All stock options granted by EP MedSystems, were granted at exercise prices not less than the current fair market value of EP MedSystems' common stock on the date of grant, as determined by the Board of Directors or the fair market value on the date of grant for options issued after EP MedSystems' initial public offering.

      Information relating to stock options is as follows:

                                                             Option            Weighted
                                           Number of          Price            Average
                                            Options           Range         Exercise Price
                                         --------------  ----------------   ----------------
Outstanding at January 1, 2000               1,738,347     $0.10 - $3.75              $2.22
     Granted                                   242,713     $2.20 - $4.25              $3.48
     Exercised                               (698,500)     $0.10 - $3.00              $1.48
 Forfeited/expired                           (120,000)     $2.20 - $4.13              $2.62
                                         -------------   ---------------    ---------------
Outstanding at December 31, 2000             1,162,560     $1.33 - $4.25              $2.88
     Granted                                   370,000      $1.60 - 2.52              $1.96
     Exercised                                   (800)             $2.00              $2.00
     Forfeited/expired                       (213,716)     $2.19 - $4.19              $3.04
                                         -------------   ---------------    ---------------
Outstanding at December 31, 2001             1,318,044     $1.33 - $4.25              $2.60
                                         =============   ===============    ===============
Exercisable at December 31, 2001               745,997     $1.33 - $4.25              $2.59
                                         =============   ===============    ===============

        EP MedSystems accounts for its stock options issued to employees and nonemployee directors based upon the "intrinsic value" method set forth in APB
25. Had compensation costs for EP MedSystems' stock option plans been determined consistent with SFAS No. 123 "Accounting for Stock-Based Compensation", EP MedSystems' pro-forma net loss and loss per share for 2001 and 2000 would have been as follows:

                                                   2001                 2000
                                               -----------          -----------
Reported net loss                              ($4,144,762)         ($4,836,121)
                                               ===========          ===========

Reported Basic/Diluted
loss per share                                      ($0.31)              ($0.41)
                                               ===========          ===========

Pro-forma net loss                             ($4,502,786)         ($5,113,850)
                                               ===========          ===========

Pro-forma Basic/Diluted
loss per share                                      ($0.34)              ($0.43)
                                               ===========          ===========

      Under Statement of Financial Accounting Standards No. 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions in 2001 and 2000, respectively:

                                                   2001                 2000
                                               -----------          -----------
Risk free interest rate                           2.89%                6.08%
Expected life                                    5 years              5 years
 Volatility                                       82.55%                50%
Weighted average fair value of
options granted during the year                   $1.63                $2.30

12. Industry Segment and Geographic Information

      EP MedSystems manages its business on the basis of one reportable segment--the manufacture and sale of cardiac electrophysiology products. EP MedSystems' chief operating decision makers use consolidated results to make operating and strategic decisions.

      The following table sets forth product sales by geographic segment as of December 31,

                                                   2001                 2000
                                               -----------          -----------
United States                                  $ 6,197,000          $ 4,909,000
Europe/Middle East                               2,544,000            2,589,000
Asia and Pacific Rim                             1,192,000            2,262,000
                                               -----------          -----------
                                               $ 9,933,000          $ 9,760,000
                                               ===========          ===========

      Sales of EP MedSystems' cardiac electrophysiology devices and related catheters aggregated $8,676,000 and $1,257,0000 in 2001 and $8,469,000 and
$1,291,000 in 2000, respectively. EP MedSystems' long-lived assets are located in the U.S. No customer accounted for an excess of 10% of total sales during the years ended December 31, 2001 and 2000.

        Net sales for the year ended December 31, 2001 were billed in three currencies: $8,211,000 in U.S. dollars, 1,680,000 in Euro and (pound)135,000 pounds sterling. Management has determined that the impact of foreign currency risk on sales is minimal since a majority of sales are billed in U.S. dollars. EP MedSystems does incur translation gains and losses, which are recorded in Stockholders' Equity. EP MedSystems' cumulative translation loss was $80,094 at December 31, 2001. As of December 31, 2001, EP MedSystems had not entered into any derivative financial instruments for hedging or other purposes.

13. Employee Benefit Plan

      During 1997, EP MedSystems established an employee 401(k)-salary deferral plan that allows contributions by all eligible full time employees. Eligible employees may contribute up to 15% of their respective compensation, subject to statutory limitations, and EP MedSystems may match a percentage of employee contributions at the discretion of the Board of Directors. During the years ended December 31, 2001 and 2000, no matching contributions were made to the plan.

14. Income Taxes

      EP MedSystems accounts for income taxes in accordance with the provisions of Statement of Financial Account Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires EP MedSystems to recognize income tax benefits for the loss carry forwards which have not previously been recorded. As a result of losses incurred since EP MedSystems' inception, there is no provision for income taxes in the accompanying financial statements. At December 31, 2001 and 2000, EP MedSystems' net deferred tax assets are fully offset by a valuation allowance, and, to the extent that it is determined that such allowance is no longer required, the tax benefit of the remaining net deferred tax assets will be recognized in the future. The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets consist of the following:

                                                          December 31,
                                                     2001               2000
                                                 -----------        -----------
Allowance for doubtful accounts                  $    28,000        $    18,000
Inventory reserves                                    93,000             30,000
Intangible asset amortization                        (45,000)           (12,000)
Depreciation                                          (3,000)           (19,000)
Accrued liabilities                                   44,000             74,000
Net operating loss carryforwards                   8,195,000          8,343,000
Research and development credit                      515,000            218,000
Write-down of EchoCath investment                    560,000            560,000
Write-off of note receivable                          43,000             43,000
Deferred warranty income                             125,000             74,000

Other                                                 13,000             18,000
                                                 -----------        -----------
                                                   9,568,000          9,347,000
Less: Valuation allowance                         (9,568,000)        (9,347,000)
                                                 -----------        -----------
                                                 $        --        $        --
                                                 -----------        -----------

      On December 31, 2001 and 2000, EP MedSystems had approximately $22,900,000 and $21,698,000, respectively, of net operating loss carryforwards available to offset future income. The federal carryforwards expire between 2009 and 2021. Due to ownership changes that occurred, as defined by Section 382 of the Internal Revenue Code, EP MedSystems may be limited in the use of net operating losses generated prior to the changes in ownership in each year following the change in ownership. Additionally, EP MedSystems may have experienced subsequent changes in ownership, as defined by Section 382, resulting in additional limitations in EP MedSystems' ability to utilize certain net operating losses.

      EP MedSystems sold a portion of its New Jersey cumulative 1999 net operating loss for its EP MedSystems and ProCath statutory entities for $420,000. The sale of the cumulative net operating loss is allowable under a New Jersey State law enacted in January 1999, pursuant to which emerging technology and bio-technology companies may transfer, or "sell", their unused New Jersey net operating loss carry forwards and New Jersey research and development tax credits to any profitable New Jersey companies qualified to purchase them for cash. This amount is included in other income.

      A reconciliation of EP MedSystems' effective tax rate is as follows:

                                                         Year ended December 31,
                                                           2001          2000
                                                          ------        ------

Federal tax (benefit)                                      (34.0%)       (34.0%)
State tax benefit, net of Federal
tax effect                                                  (6.0)         (6.0)

Valuation allowance                                         40.0          40.0
                                                          ------        ------
                                                            --            --
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

      In addition, in June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 142 supercedes Accounting Principles Board Opinion No. 17, "Intangible Assets." SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. The primary changes made by SFAS No. 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. In connection with the adoption of this standard, EP MedSystems' unamortized goodwill balance will no longer be amortized, but will continue to be tested for impairment. EP MedSystems plans to test impairment of goodwill, at least annually, using a two-step impairment test consisting of comparing goodwill fair value and book value of determined reporting units and, if applicable, measuring the excess of the recorded amount of goodwill with its implied fair value. We will cease to amortize the remaining unamortized goodwill of $342,000. We had recorded approximately $50,000 of amortization on these amounts during 2001 and would have recorded approximately the same amount of amortization during 2002. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We expect to complete our initial review during the first quarter of 2002.

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

16. Subsequent Events

      In March 2002, the Company paid the entire outstanding term loan balance of $429,000 to Fleet Bank and, accordingly, encumbrances on the facility are in the process of being released (See Note 9).

      In June 2001, the Company consummated the private sale and issuance of 585,938 shares of newly-designated Series A convertible preferred stock to Century Medical, Inc. ("CMI"), its Japanese distributor. In March 2002, the 585,938 shares were converted into an equal number of shares of common stock. (See Note 10).