Form 10KSB/A
period 2001-12-31
EP MEDSYSTEMS INC
filed 2002-04-09
CIK 1012394

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB/A

                  (Amendment No.1 to Annual Report Pursuant to
               Section 13 or 15(d) of the Securities Exchange Act)

      (Mark one)

|X|   Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of
      1934

      For the fiscal year ended: December 31, 2001
                                 -----------------

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

Transitional Small Business Disclosure Format (check one):

      |_| Yes |X| No

                                Explanatory Note

      This amendment to EP MedSystems' Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001 is being filed solely to reflect a revision of its Consolidated Financial Statements for the years ended December 31, 2001 and 2000 for certain tax matters. The revision was made to recognize certain tax benefits realized in connection with the sale of New Jersey State Net Operating Losses as an adjustment in the valuation allowance in the periods in which the realization became probable as well as to reflect certain income statement reclassifications related to those benefits. See Note 2 to our Consolidated Financial Statements contained under "Item 7. Financial Statements" for a further discussion of this matter.

      The net result of this revision is that the income tax benefit in the years ended 2001 and 2000 is increased by approximately $475,000 and $419,000, respectively, and other income is decreased by $419,000 and $217,000. Total shareholders' equity at December 31, 2001 and 2000 is increased by approximately $475,000 and $419,000, respectively. Shareholders' equity at December 31, 1999 also increased by approximately $217,000 for amounts related to prior periods. There is no effect on cash flows, liquidity or loss from operations.

      Items 6 and 7 are the only items being amended (other than revisions to cross-references to the notes to the Consolidated Financial Statements which have been revised to prevent inconsistency) and such amendments relate only to the revised Consolidated Financial Statements. In all other respects, this amendment presents information as of the original date of the Form 10-KSB.

            Cautionary Statement Regarding Forward-Looking Statements

      In addition to historical information, this Amendment to the Annual Report on Form 10-KSB for EP MedSystems, Inc. contains forward-looking statements relating to such matters as anticipated financial and operational performance, business prospects, technological developments, results of clinical trials, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. We emphasize to you that a variety of factors could cause EP Med's actual results and experience to differ materially from the anticipated results or other expectations expressed in the EP Med's forward-looking statements. When we use the words or phrases "believe," "anticipate," "expect," "intend," "will likely result," "estimate," "project" or similar expressions in this Amendment to the Annual Report on Form 10-KSB, we intend to identify such forward-looking statements, but they are not the exclusive means by which such statements are made. The forward-looking statements are only expectations and/or predictions which are subject to risks and uncertainties including the significant factors discussed herein under "Risk Factors" and general economic, market or business conditions, opportunities or lack of opportunities that may be presented to EP MedSystems, competitive actions, changes in laws and regulations and other matters discussed herein in the sections entitled "Item 1 - Business," "Item 3 - Legal Proceedings" and "Item 6 - Management's Discussion and Analysis or Plan of Operation" and elsewhere.

      We caution readers to review the cautionary statements set forth in this Amendment to the Annual Report on Form 10-KSB and in EP Med's other reports filed with the Securities and Exchange Commission and caution that other factors may prove to be important in affecting EP Med's business and results of operations. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this the Annual Report. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this report.

                                  FORM 10-KSB/A
                          Year Ended December 31, 2001
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

      The ALERT(R) System is a medical device that requires a pre-market approval ("PMA") from the U.S. Food and Drug Administration prior to marketing and sale in the United States. We submitted a clinical study protocol to the FDA as part of an application for an Investigational Device Exemption ("IDE"). The FDA approved the IDE application for the ALERT(R) System and the U.S. IDE clinical trials were performed to demonstrate the safety and efficacy of the ALERT(R) System for internal catheter-based cardioversion of atrial fibrillation. The clinical trial data reflected results of the 156 patients from 12 investigational centers wherein the primary objective was to determine whether the probability of successful termination of atrial fibrillation with the ALERT(R) System is practically equivalent to external cardioversion. Patients were observed for termination of atrial fibrillation after one hour and for continued sinus (normal) rhythm after one month. The ALERT(R) System was shown to be effective in the primary instance in 76% of patients who underwent the procedure as compared to 67% of the patients who underwent external cardioversion. Follow-up of these patients after one month revealed that 62% of patients successfully treated with the ALERT(R) System (44% of the entire clinical trial population) remained in sinus (normal) rhythm while 53% of those successfully treated with external cardioversion (and 31% of the entire clinical trial population) were still in sinus (normal) rhythm. Of the patients who participated in the trials, 17% experienced treatment-related adverse events such as abnormal rhythm (2%), bleeding (3%), bruising (4%), hardening of catheter insertion site (1%), hypotension (1%), infection (1%), ventricular fibrillation (1%) and ventricular tachycardia (1%). No patient deaths occurred either device-related or non-device-related.

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

      We have developed a new electrode manufacturing process using long-length electrodes for cardioversion and ablation procedures. This process, known as SilverFlex(R), is a patented technology, which provides unique electrode flexibility and a lightweight catheter while still maintaining excellent handling characteristics. Due to development evolution, the current product uses platinum instead of silver. It was determined that we would expand capabilities of the catheter to provide diagnostic and therapeutic functionality for use with our ALERT(R) product line. We are currently collecting clinical data and we expect to file a supplement to the CE Mark and ALERT(R) PMA in 2002 to incorporate SilverFlex(R).

Ultrasound Products

      We have identified intracardiac ultrasound imaging as a necessary adjunct to the advanced treatment of cardiac arrhythmias, especially for the treatment of atrial fibrillation and ventricular tachycardias. We also believe that ultrasound imaging may assist in the permanent implantation of pacemaker electrodes in the left side of the heart. Fluoroscopy imaging, the primary visual image used in electrophysiology today is unable to identify anatomic structures of the heart (such as the ostium of the coronary sinus, the superior and inferior vena cava, pulmonary veins, valves, infarcts, and the fossa ovalis, among others) and it is unable to assess lesions created by the physician and catheter placement in relation to certain anatomy. We believe that intracardiac ultrasound imaging may overcome these deficiencies, and that this is important in light of the increased complexity of newer electrophysiology procedures. Ultrasound imaging may well address many of the concerns about complications of using radio frequency energies to treat atrial fibrillation because of the proximity of the atria to the great vessels of the heart.

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

United States                    Description                            Date of Expiration
   Patents                       -----------                            ------------------
   -------
5,433,742(1)     Method for making a flexible adhesive electrode        November 19, 2013

5,807,324        Steerable catheter                                     April 1, 2016

5,697,965        Wiring of a common electrode array                     April 1, 2016

5,888,577        Laser etched IBAD flexible metal electrodes            June 30, 2017

5,931,863        Combination pacing/sensing and cardioversion           December 22, 2017
                 catheter

5,928,276        One-piece electrophysiology catheter                   June 11, 2018

5,974,339        Controlled current defibrillator                       November 26, 2017

6,085,117        Electrophysiology catheter                             December 22, 2017

6,144,870        Catheter with improved electrodes and method           October 21, 2016
                 of fabrication

6,173,205        Electrophysiology catheter                             December 22, 2017

5,571,159(2)     Temporary atrial defibrillation catheter and           April 4, 2014
                 method

5,653,734(2)     Temporary atrial defibrillation catheter and           April 4, 2014
                 method (division of 5,571,159)

5,928,269(2)     Apparatus and method for temporary atrial              April 4, 2014
                 defibrillation

6,181,967(2)     Atrial defibrillator apparatus and method of use       April 4, 2014

5,207,219(3)     Atrial defibrillator and method for providing          May 4, 2010
                 interval timing prior to cardioversion

5,161,536(4)     Ultrasonic position indicating apparatus and           November 10, 2009
                 methods (electronics for detection)

5,373,845(4)     Apparatus and method for forward looking               December 20, 2011
                 volume imaging

5,329,927(4)     Apparatus and method for locating an                   July 19, 2011
                 interventional medical device with a ultrasound
                 color imaging system (equipment)

5,343,865(4)     Apparatus and method for locating an                   Sept. 6, 2011
                 interventional medical device with a ultrasound
                 color imaging system (method)

5,425,370(4)     Method and apparatus for locating vibrating            March 23, 2014
                 devices (GreyMark)

5,421,336(4)     Method for attaching an interventional medical         April 4, 2014
                 device to a vibratory member associated with
                 visualization by an ultrasound imaging system
                 (NeedleEngager)

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

      Licenses and other Technology Agreements:

      o Pursuant to a license agreement with Eckhard Alt, M.D., dated as of November 1, 1995, and subsequently amended, Dr. Alt granted to EP Med an exclusive, worldwide license relating to certain technology used in connection with the ALERT(R) System, some of which has since become protected under 4 issued U.S. patents and 1 patent application pending in the European Patent Office and for which additional patent applications and continuations have been filed. The license agreement provides that EP Med shall pay royalties equal to 5% of quarterly net sales of all products covered by the licensed technology until the expiration of the last to expire of any licensed patents covered by the agreement or the earlier declaration of invalidity of such patent. Under the terms of this license agreement, EP MedSystems has the right to sublicense this technology to third parties and in such case EP MedSystems is obligated to pay to Dr. Alt the greater of a 2% royalty or 50% of the total sublicense royalties derived from the sublicense agreement. The term of this license agreement will continue for the life of the last to expire of the licensed patents covered by the agreement unless earlier terminated by either party due to breach by the other party which breach remains uncured for a period of 60 days.

      o Pursuant to a license agreement with Incontrol, Inc., dated as of January 21, 1998, Incontrol granted to EP Med a non-exclusive, worldwide license relating to certain technology covered by an issued U.S. patent for synchronization of a defibrillation shock delivered using the ALERT(R) Companion. The license agreement provides that EP Med shall pay royalties equal to the greater of $200 per unit or 2% of the net sales price of the ALERT(R) Companion for the life of the patent. The term of the agreement will continue for the life of the last to expire of the licensed patents covered by the agreement unless earlier terminated by either party. Incontrol has the right to terminate the license upon 30 days' prior written notice to EP Med in the event of EP Med's breach which breach remains uncured. EP Med has the right to terminate the license at any time upon 60 days' prior written notice to Incontrol.

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

      We have pre-market approval for the marketing and sale of the EP-WorkMate(R) and the EP-3(TM) Stimulator in the United States.

      With respect to our ALERT(R) System product line, after completion of our clinical trials, we submitted our PMA application to the FDA in October 2000. In April 2001, the FDA notified us of its comments regarding our submission and of deficiencies contained in the submission and requested additional information and clarification. The deficiencies noted in the submission fall into three categories: qualification and testing, clinical and statistical issues and labeling, which have required providing supplemental or expanded disclosure relating to test results. We have had discussions with the FDA regarding the issues raised in the notification and, in July 2001, we submitted our response to the FDA. Our current discussions with the FDA are focused on resolving labeling clarifications and closure of the GMP/PMA audit. Approval to market and sell the ALERT(R) System in the U.S. may take until the second half of 2002, or later.

      We have developed a new electrode manufacturing process using long-length electrodes for cardioversion and ablation procedures. This process, known as SilverFlex(R), is a patented technology, which provides unique electrode flexibility and a lightweight catheter while still maintaining excellent handling characteristics. Due to development evolution, the current product uses platinum instead of silver. It was determined that we would expand capabilities of the catheter to provide diagnostic and therapeutic functionality for use with our ALERT(R) product line. We are currently collecting clinical data and we expect to file a supplement to the CE Mark and ALERT(R) PMA in 2002 to incorporate SilverFlex(R).

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

      EP MedSystems UK Ltd. has an office in Kent, England under a lease for approximately 822 square feet effective through January 2003. The lease provides for monthly rental payments of (pound)708 ($1,029 U.S.). EP MedSystems France S.A.R.L. entered into a lease in January 2000, for 1,350 square feet of office and warehouse space in Villebon-Courtaboeuf, France effective through January 2003. The lease provides for monthly rental payments of (franc)9000 ($1,226 U.S.). In addition, EP MedSystems France S.A.R.L. entered into a month to month lease in May 1999, for 150 square feet of office space in Aix en Provence, France. The lease provides for monthly rental payments of (franc)2600 ($278 U.S.).

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

      The following table sets forth the high and low sale prices for our common stock for the periods indicated.

Period                                     High                            Low
------                                     -----                          -----
2000
First quarter                              $5.25                          $3.25
Second quarter                             $6.82                          $3.88
Third quarter                              $5.63                          $3.38
Fourth quarter                             $4.75                          $1.38

2001
First quarter                              $3.50                          $1.78
Second quarter                             $3.15                          $1.13
Third quarter                              $2.64                          $1.05
Fourth quarter                             $2.98                          $1.08

2002
January                                    $3.85                          $2.25
February                                   $3.09                          $2.25
March (through March 25, 2002)             $3.00                          $2.40

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

      Management's Discussion and Analysis or Plan of Operation for the year ended December 31, 2001 and 2000, presented below, reflects certain revisions to EP Med's previously reported financial statements. See Note 2 to the Consolidated Financial Statements contained under "Item 7. Financial Statements."

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

Deferred Offering Costs

      Our policy is to defer offering costs relating to the purchase of common stock issued under the Fusion Capital common stock purchase agreement in Shareholder's Equity. We will reclassify the balances from Deferred Offering Costs and Other Assets to Additional Paid-In Capital ratably as the stock is sold. If the Company determines that any portion of the $10 million maximum will not or cannot be sold to Fusion Capital, a pro-rata portion of the Deferred Offering costs and Other Assets will be expensed. Based on the current stock price and the daily maximum offering amount, EP Med may be required to take a charge in 2002.

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

      Income tax benefit increased $56,000 to $475,000 for the year ended December 31, 2001, as compared to 2000, due to an increase in the amounts sold of EP Med's cumulative New Jersey State Net Operating Loss (NOL) carryforwards. The sales of the cumulative net operating losses are a result of a New Jersey State law enacted January 1, 1999 allowing emerging technology and biotechnology companies to transfer or "sell" their unused New Jersey net operating loss carryforwards and New Jersey research and development tax credits to any profitable New Jersey company qualified to purchase them for cash. We received approval from the State of New Jersey to sell the NOLs in each of November 2001 and 2000, and in each such year, entered into a contract with a third party to sell the NOLs for $475,000 and $419,000 in December 2001 and January 2001, respectively. Accordingly, the deferred tax asset valuation allowance was reduced by $475,000 and $419,000 as of December 31, 2001 and 2000 respectively.

Liquidity and Capital Resources.

      Since EP Med's incorporation in January 1993, EP Med's expenses have exceeded sales resulting in an accumulated deficit of approximately $26.2 million at December 31, 2001 and approximately $22.1 million at December 31, 2000.

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

      In January 2002, EP Med received approximately $475,000 in cash related to the sale of a portion of its unused cumulative New Jersey Net Operating Loss carryforwards.

      Net cash used in operating activities for the year ending December 31, 2001 decreased $729,000 as compared to 2000. The decrease in our net use of cash in operations during 2001 was primarily due to a $545,000 reduction in our net loss as compared to the prior year. Payments to related parties are made on terms similar to those of other suppliers. Capital expenditures, net of disposals, were $234,000 for the year 2001 as compared to $1,174,000 in 2000. Capital expenditures in 2000 were high primarily due to an increase in equipment used for demonstration purposes, the cost of purchasing and implementing an Enterprise Resource Planning software solution for EP Med and building improvements. We expect to purchase capital equipment and to expand our manufacturing and assembly capabilities as we continue to grow, however, we currently do not have any commitments for purchases. We lease office and manufacturing space and certain office equipment under operating leases.

      Working capital increased $3,429,000 from December 31, 2000 to $6,815,000 at December 31, 2001. This is primarily due to (1) a $2,041,000 increase in cash, (2) a $1,312,000 increase in accounts receivable mainly the result of the higher fourth quarter sales in 2001 versus the same period in 2000, and (3) a $419,000 increase in prepaid expenses and other current assets primarily prepaid deposits and insurances. These were somewhat offset by an $876,000 increase in accrued expenses, deferred revenue and customer deposits.

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

                             Payments Due by Period

---------------------------------------------------------------------------------------------------
   Contractual                           Less than
   Obligations            Total            1 year          1-3 years      4-5 years   After 5 years
---------------------------------------------------------------------------------------------------
Long-Term Debt          $3,909,000                        $3,909,000
---------------------------------------------------------------------------------------------------
Operating Lease
Obligations             $  217,000        $137,000        $   45,000       $18,000       $17,000
---------------------------------------------------------------------------------------------------
Other
Long Term
Obligations             $        0        $      0        $        0       $     0       $     0
---------------------------------------------------------------------------------------------------
Total Contractual
Cash Obligations        $4,126,000        $137,000        $3,954,000       $18,000       $17,000
---------------------------------------------------------------------------------------------------

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

      EP MedSystems was incorporated in January 1993 and completed its initial public offering of common stock in June 1996. We have incurred substantial operating losses in each year since incorporation with aggregate losses of approximately $3,533,000 for the period from 1993 through 1995 and annual losses in the approximate amounts set forth below in the years since our initial public offering:

                   1996                      $1,571,000
                   1997                      $4,864,000
                   1998                      $4,511,000
                   1999                      $2,996,876
                   2000                      $4,633,652
                   2001                      $4,089,105

      As of December 31, 2001, we had an accumulated deficit of approximately $26.2 million. Our present product sales did not cover our operating expenses of approximately $14.2 million for the year ended December 31, 2001 and $14.6 million for the year ended December 31, 2000. Additionally, we expect that our 2002 operating expenses will exceed those for 2001 and will not be covered by our 2002 sales revenues. Further, we expect that our future operating expenses will continue, and as such, we may continue to incur operating losses.

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

      Our ability to increase revenues over the next several years will depend on the continued acceptance by electrophysiologists of one of our products, the EP-WorkMate(R) computerized monitoring and analysis workstation. The EP-WorkMate(R) accounted for 82% and 80% of our product sales in the years ended December 31, 2001 and 2000, respectively, and is expected to account for a significant portion of our 2002 revenues. Because the EP-WorkMate(R) has a list price of approximately $140,000 with an integrated EP-3(TM) Stimulator, each sale of an EP-WorkMate(R) represents a relatively large percentage of our net sales. We cannot be sure that the EP-WorkMate(R)'s present level of market acceptance and sales can be maintained, a decrease in either of which could have a material adverse effect on our business and financial condition.

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

Item 7. Financial Statements.

      The information in response to this item is set forth in the Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-KSB/A.

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

                           Summary Compensation Table

                                        Long Term
                                      Compensation
                                 -----------------------
Name and Principal                Salary         Other    Securities Underlying
Position                Year         $             $            Options
---------------------   ----     --------     ----------  ---------------------
David A. Jenkins        2001     $225,000     $     0
Chairman and            2000     $225,000     $     0           70,000(1)
Chief Executive         1999     $203,750     $     0                0
Officer

Reinhard Schmidt        2001     $ 77,359      30,000(2)       160,000(3)
President and Chief
Operating Officer

J. Randall Rolston      2001     $153,573     $     0                0
Vice President, Sales   2000     $160,549     $     0            6,222(4)
                        1999     $158,851     $     0           15,922(5)

C. Bryan Byrd           2001     $150,000     $     0                0
Vice President,         2000     $154,658     $     0           50,000(6)
Engineering and         1999     $112,083     $     0                0
Operations

Joseph M. Turner        2001     $130,000     $     0                0
Chief Financial         2000     $125,000     $     0            5,000(7)
Officer                 1999     $110,000     $     0           50,000(8)

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

(2) In August 2001, in connection with Mr. Schmidt's employment, among other things, Mr. Schmidt was allowed to purchase 100,000 shares of common stock at $2.20 per share. EP Med provided a two-year, interest-free, non-recourse loan in the amount of $220,000 to finance the purchase price of the stock, which loan is secured by a pledge to EP Med of the shares, and the principal balance of which is forgiven ratably over the term of the loan. If Mr. Schmidt terminates his employment prior to August 20, 2003, the remaining principal balance not forgiven, would be due and payable. The loan is forgiven, in whole, on August 20, 2003. EP Med has determined that the treatment for the valuing and recording of the restricted shares purchased is similar to the accounting for stock options that qualify for variable plan accounting. Based on the purchase price of the shares of common stock at the time of issuance, the intrinsic value of these instruments was zero and, as such, no compensation expense was recorded. These shares are re-measured on a quarterly basis and any resulting compensation expense will be amortized over the life of the note. EP Med recorded $30,000 in compensation expense as of December 31, 2001. See Note 12 to the Notes to Consolidated Financial Statements contained under "Item 7. Financial Statements."

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

                        Option Grants in Fiscal Year 2001

                              Number of Shares        Percent of Total     Exercise
                                 Underlying          Options Granted to    Price Per
                              Options Granted         Employees in 2001      Share      Expiration Date
                              -------------------------------------------------------------------------
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

         Aggregated Option Exercises in 2001 and Year-End Option Values

                                                         Number of Shares        Value of Unexercised in-the-
                                                       Underlying Options at       Money Options at December
                                                         December 31, 2001                31, 2001 (1)
                                                    ----------------------------------------------------------
                             Shares
                            Acquired
                               on           Value
Name                        Exercise      Realized  Exercisable   Unexercisable  Exercisable     Unexercisable
--------------------------------------------------------------------------------------------------------------
David A. Jenkins(2)
Chairman and Chief
Executive Officer               0             0       166,000               0       $69,000         $     0

Reinhard Schmidt
President and Chief
Operating Officer(3)            0             0        24,000         136,000       $14,400         $83,600

J. Randall Rolston(3)
Vice President, Sales           0             0        83,208          22,207       $     0         $     0

Joseph M. Turner(3)
Chief Financial
Officer                         0             0        31,000          24,000       $     0         $     0

C. Bryan Byrd(3)
Vice President,
Engineering and
Manufacturing                   0             0        34,400          43,600       $11,700         $     0

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

                                                           Shares of Common Stock     Percent of Class
Name and Address of Beneficial Owner                       Beneficially Owned (1)
------------------------------------------------------------------------------------------------------
Group comprised of Cardiac Capital, LLC, Rollins                3,343,400(2)                21.5%
Investment Fund, R. Randall Rollins, Gary W.
Rollins and David A. Jenkins

         Cardiac Capital, LLC                                   2,250,000                   14.6%
         2170 Piedmont Road, N.E.
         Atlanta, Georgia 30324 (3)

         Rollins Investment Fund                                2,250,000                   14.6%
         R. Randall Rollins
         Gary W. Rollins
         2170 Piedmont Road, N.E.
         Atlanta, Georgia 30324 (4)

         David A. Jenkins                                       3,357,400                   21.5%
         Chairman of the Board and
         Chief Executive Officer
         c/o EP MedSystems, Inc.
         100 Stierli Court, Suite 107
         Mount Arlington, New Jersey 07856 (5)

Group comprised of EGS Management, LLC,                         1,629,380                   10.9%
EGS Partners, LLC, The Pharmaceutical/Medical
Technology Fund, L.P., Strategic Healthcare
Investment Fund, EGS Private Healthcare
Associates, LLC, EGS Private Healthcare
Partnership, L.P., William Ehrman, Frederic
Greenberg, J. Frederick Ketcher, Junas Gerstl,
William D. Lautman, James McLaren
350 Park Avenue, 11th Floor
New York, New York 10022 (6)

Medtronic, Inc.                                                 1,131,779                    7.4%
710 Medtronic Parkway
Minneapolis,  Minnesota 55432-5604 (7)

Hambrecht & Quist Capital Management                            1,075,000                    7.3%
Incorporated
30 Rowes Wharf, 4th Floor
Boston, Massachusetts 02110-3328 (8)

Reinhard Schmidt                                                  226,000                    1.5%
President, Chief Operating Officer and Director
c/o EP MedSystems, Inc.
100 Stierli Court, Suite 107
Mount Arlington, New Jersey 07856 (9)

Darryl D. Fry                                                     148,000                    1.0
Director
100 Stierli Court - Suite 107
Mount Arlington, New Jersey 07856 (10)

John E. Underwood                                                  45,000                      *
Director
c/o Proteus International
Crossroads Plaza
Mahwah, New Jersey 07430 (11)

J. Randall Rolston                                                147,365                      *
Vice President, Sales and Marketing
100 Stierli Court - Suite 107
Mount Arlington, New Jersey 07856 (12)

C. Bryan Byrd                                                     106,400                      *
Vice President, Engineering and Operations
100 Stierli Court - Suite 107
Mount Arlington, New Jersey 07856 (13)

Joseph M. Turner                                                   41,000                      *
Chief Financial Officer
100 Stierli Court - Suite 107
Mount Arlington, New Jersey 07856 (14)

All executive officers and directors as a group (7              4,071,165                   25.5%
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

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this Amendment No.1 to its Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 5, 2002                     EP MedSystems, Inc.


                                        By: s/ David A. Jenkins
                                           -------------------------------------
                                        David A. Jenkins, Chairman of the
                                        Board and Chief Executive Officer

      In accordance with the Exchange Act, this Amendment No.1 to the Annual Report on Form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: April 5, 2002                     s/ David A. Jenkins
                                        ----------------------------------------
                                        David A. Jenkins, Chairman of the
                                        Board and Chief Executive Officer
                                        (Principal Executive Officer)


                                        s/ Reinhard Schmidt
                                        ----------------------------------------
                                        Reinhard Schmidt, President, Chief
                                        Operating Officer and Director
                                        (Principal Executive Officer)


                                        s/ Joseph M. Turner
                                        ----------------------------------------
                                        Joseph M. Turner, Chief Financial
                                        Officer and Secretary
                                        (Principal Accounting Officer)


                                        s/ John E. Underwood
                                        ----------------------------------------
                                        John E. Underwood, Director


                                        s/ Darryl Fry
                                        ----------------------------------------
                                        Darryl Fry, Director

                                Index to Exhibits

Exhibit Number    Description
--------------    -----------

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

14. Incorporated by reference from EP Med's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001.

                          INDEX TO FINANCIAL STATEMENTS

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

    FINANCIAL STATEMENTS                                                    Page
                                                                            ----

Report of Independent Accountants                                            F-2

Consolidated Balance Sheets as of December 31, 2001 (revised)
and December 31, 2000 (revised)                                              F-3

Consolidated Statements of Operations for the years ended                    F-4
December 31, 2001 (revised) and 2000 (revised)

Consolidated Statements of Changes in Shareholders' Equity                   F-5
for the years ended December 31, 2001 (revised) and 2000
(revised)

Consolidated Statements of Cash Flows for the years ended                    F-6
December 31, 2001 (revised) and 2000 (revised)

Notes to Consolidated Financial Statements                                   F-7

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

As discussed in Note 2 to the consolidated financial statements, the Company revised its financial statements with respect to certain tax matters.


PricewaterhouseCoopers LLP
Florham Park, New Jersey
April 4, 2002

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                               December 31,
                                                                         2001              2000
                               ASSETS                                  (revised)         (revised)
                                                                     ------------      ------------
Current assets:
   Cash and cash equivalents                                         $  2,343,303      $    302,279
   Accounts receivable, net of allowances for doubtful
      accounts of $76,075 and $49,022                                   3,797,022         2,511,649
   Inventories, net of reserves                                         2,003,770         2,377,402
   Prepaid expenses and other current assets                              508,040            88,992
   Deferred tax asset, net of valuation allowance                         474,688           419,031
                                                                     ------------      ------------
          Total current assets                                          9,126,823         5,699,353

Property, plant and equipment, net                                      2,231,531         2,530,427
Intangible assets, net                                                    377,869           455,027
Other assets                                                              412,126           151,168
                                                                     ------------      ------------
          Total assets                                               $ 12,148,349      $  8,835,975
                                                                     ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                     $  1,237,488      $    914,175
Accrued expenses                                                          546,641           489,017
Deferred warranty revenue and prepaid rent income                         124,739            82,832
Customer deposits                                                         369,626            13,038
Current portion of long term debt                                          33,333           814,237
                                                                     ------------      ------------
     Total current liabilities                                          2,311,827         2,313,299

Accrued interest on long term debt - non-current                          303,606            22,317
Deferred warranty revenue- non-current                                    241,036           102,750
Long term debt, less current portion                                      402,778           441,665
Note payable to Medtronic, Inc.                                         3,200,000         1,600,000
                                                                     ------------      ------------
          Total liabilities                                          $  6,459,247      $  4,480,031
                                                                     ------------      ------------
Commitments and contingencies (See Note 8)

Shareholders' equity:
  Preferred stock, no par value, 5,000,000 shares
     authorized, 1,259,717 shares issued and
     outstanding                                                        2,331,744                --
  Common stock, $.001 stated value, 25,000,000 shares
     authorized, 14,077,714 and 12,023,167 shares issued
     and outstanding at December 31, 2001 and 2000                         14,078            12,023
  Additional paid-in capital                                           30,372,387        26,509,408
  Deferred offering costs                                                (554,515)               --
  Receivables from executive officers                                    (320,000)         (100,000)
  Accumulated deficit                                                 (26,154,592)      (22,065,487)
                                                                     ------------      ------------
          Total shareholders' equity                                    5,689,102         4,355,944
                                                                     ------------      ------------
          Total liabilities and shareholders' equity                 $ 12,148,349      $  8,835,975
                                                                     ============      ============

        The accompanying notes are an integral part of these statements.

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                      2001              2000
                                                   (revised)         (revised)
                                                 ------------      ------------
Net sales                                        $  9,933,263      $  9,760,495
Cost of products sold                               4,651,702         4,433,211
                                                 ------------      ------------
          Gross profit                              5,281,561         5,327,284

Operating costs and expenses:
   Sales and marketing expenses                     4,789,145         5,144,026
   General and administrative expenses              2,236,970         2,265,705
   Research and development expenses                2,521,396         2,787,530
                                                 ------------      ------------
          Loss from operations                     (4,265,950)       (4,869,977)
Interest expense                                     (282,284)         (105,645)
Other expense                                         (15,559)          (77,061)
                                                 ------------      ------------

Loss before income tax benefit                   $ (4,563,793)     $ (5,052,683)

Income tax benefit                                    474,688           419,031
                                                 ------------      ------------

Net loss                                         $ (4,089,105)     $ (4,633,652)
                                                 ============      ============

Basic and diluted net loss per share             $      (0.31)     $      (0.39)
                                                 ============      ============

Weighted average shares outstanding used
to compute basic and diluted loss per
share                                              13,402,915        11,788,478
                                                 ============      ============

        The accompanying notes are an integral part of these statements.

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                 Common        Common        Preferred      Preferred     Additional
                                  Stock         Stock          Stock          Stock         Paid-in      Accumulated
                                 Shares        Amount         Shares         Amount         Capital        Deficit         Total
                              ------------  ------------   ------------   ------------   ------------   ------------   ------------
Balance,
January 1, 2000 (revised)       11,084,417  $     11,084             --             --   $ 24,626,713   $(17,431,835)  $  7,205,962

Issuance of common stock in
connection with exercise of
warrants                           205,250           205             --             --        718,170             --        718,375

Receivable from executive
officer                                 --            --             --             --       (100,000)            --       (100,000)

Issuance of common stock
upon exercise of stock
options                            698,500           699             --             --      1,031,282             --      1,031,981

Issuance of common stock            35,000            35             --             --        141,215             --        141,250

Foreign currency
translation                             --            --             --             --         (7,972)            --         (7,972)

Net loss (revised)                      --            --             --             --             --     (4,633,652)    (4,633,652)
                              ------------  ------------   ------------   ------------   ------------   ------------   ------------

Balance, December 31,
2000 (revised)                  12,023,167  $     12,023             --             --   $ 26,409,408   $(22,065,487)  $  4,355,944
                              ------------  ------------   ------------   ------------   ------------   ------------   ------------

Issuance of common stock in
connection with private
placement                        1,625,000         1,625             --             --      2,992,940             --      2,994,565

Issuance of common stock to
executive officer                  100,000           100             --             --        249,900             --        250,000

Loan granted to executive
officer                                 --            --             --             --       (220,000)            --       (220,000)

Issuance of preferred stock
in connection with private
placement                               --            --      1,259,717      2,331,744             --             --      2,331,744

Issuance of common stock
commitment shares                  225,000           225             --             --        554,290             --        554,515

Deferred offering costs                 --            --             --             --       (554,515)            --       (554,515)

Issuance of common stock to
employees and non-
employee                           104,547           105             --             --        145,943             --        146,048

Foreign currency
translation                             --            --             --             --        (80,094)            --        (80,094)

Net loss (revised)                      --            --             --             --             --     (4,089,105)    (4,089,105)
                              ------------  ------------   ------------   ------------   ------------   ------------   ------------

Balance, December 31,
2001 (revised)                  14,077,714  $     14,078      1,259,717   $  2,331,744   $ 29,497,872   $(26,154,592)  $  5,689,102
                              ============  ============   ============   ============   ============   ============   ============

        The accompanying notes are an integral part of these statements.

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                                   2001             2000
                                                                                (revised)        (revised)
                                                                               -----------      -----------
Cash flows from operating activities:
  Net loss                                                                     $(4,089,105)     $(4,633,652)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                                                754,308          792,811
      Bad debt expense                                                              27,053           50,694
      Issuance of stock in payment for legal services                              144,448          100,000
      Mark to market valuation of employee agreement                                30,000                0
      Deferred income taxes                                                        (55,657)        (202,469)
   Changes in assets and liabilities:
      (Increase) decrease in accounts receivable                                (1,312,426)         384,850
      Decrease (increase) in inventories                                           241,977         (489,299)
      (Increase) decrease in prepaid expenses and other
       current assets                                                             (419,048)         164,917
      (Increase) in other assets                                                  (260,958)        (128,245)
      (Decrease) in due to related parties                                             (75)        (329,837)
      Increase (decrease) in accounts payable                                      323,388          (81,173)
      Increase (decrease) in accrued expenses, deferred revenue, customer
       deposits and accrued interest                                               875,694          (97,883)
                                                                               -----------      -----------
       Net cash used in operating activities                                   $(3,740,401)     $(4,469,286)
                                                                               -----------      -----------
Cash flows from investing activities:
   Capital expenditures                                                           (234,347)      (1,174,325)
   Patent costs                                                                    (12,251)         (48,527)
                                                                               -----------      -----------
       Net cash used in investing activities                                   $  (246,598)     $(1,222,852)
                                                                               -----------      -----------
Cash flows from financing activities:
   Borrowings under term notes payable, net of payments                          1,541,768        1,589,000
   (Payments) borrowing under revolving line of credit                            (761,560)         761,560
   Net proceeds from issuance of common stock, net of offering expenses          2,994,565          718,375
   Net proceeds from issuance of preferred stock, net of offering expenses       2,331,744               --
   Proceeds from exercise of stock options                                           1,600          931,981
                                                                               -----------      -----------
       Net cash provided by financing activities                               $ 6,108,117      $ 4,000,916
                                                                               -----------      -----------

Effect of exchange rate changes                                                    (80,094)         (13,230)

Net increase (decrease) in cash and cash equivalents                             2,041,024       (1,704,452)
Cash and cash equivalents, beginning of period                                     302,279        2,006,731
                                                                               -----------      -----------
Cash and cash equivalents, end of period                                       $$2,343,303      $   302,279
                                                                               ===========      ===========

Supplemental cash flow information:
   Cash paid for interest                                                      $    41,096      $    79,562
   Non-cash reclassification of assets from inventory to fixed assets          $   131,655               --

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

2.    Revision of Financial Statements

      The Company has revised its consolidated financial statements for the years ended December 31, 2001 and 2000 to recognize the Company's sales of New Jersey State Net Operating Losses ("NOLs") as an adjustment to the valuation allowance in the period in which those sales became probable upon the approval by the State of New Jersey. These amounts were previously classified in "Other Income" in the Consolidated Statement of Operations and were recognized at the time the transactions were finalized. The result of the revision is that the income tax benefit for the years ended December 31, 2001 and 2000 increased by $474,688 and $419,031, respectively, and other income (expense) decreased by $419,031 and $216,562 in December 31, 2001 and 2000, respectively. The net impact to the Company's earnings was a reduction of net losses of approximately $56,000 and $203,000 for December 31, 2001 and 2000, respectively. Total shareholders' equity at December 31, 2001 and 2000 increased by $474,688 and $419,031, respectively, and by $216,562, at December 31, 1999, for amounts related to prior periods.

3.    Summary of Significant Accounting Policies

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

Goodwill and Intangible Assets

      Goodwill is a result of the excess of purchase price over book value of certain assets, including certain process technology and EP MedSystems' West Berlin, New Jersey facility purchased in 1993 from a manufacturer of electrode catheters and other disposable products. Goodwill is amortized by the straight-line method over 15 years and is included in intangible assets. Unamortized goodwill as of December 31, 2001 and 2000 amounted to $342,000 and $393,000, respectively. Management believes that the remaining goodwill life of seven years is reasonable primarily based on the fact that historically there has been a stable demand for EP MedSystems' catheter products and there is an expected continued demand for these products. Significant changes have not occurred in the manner or use of the acquired assets and technology, or the strategy for EP Med's catheter business. EP Med is not aware of significant negative industry or economic trends that would affect the carrying value of the goodwill. Beginning in 2002, in accordance with the provisions of SFAS No. 142 "Goodwill and Other Intangible Assets", such goodwill will no longer be amortized, but will continue to be tested for impairment (See Note 16).

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

Income Taxes

      Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

Comprehensive Income

      For the years ended December 31, 2001 and 2000, EP MedSystems' comprehensive income approximated net income, except for foreign currency translation adjustments. Comprehensive loss for the years ended December 31, 2001 and 2000 were $4,169,199 and $4,641,624, respectively.

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

4.    Related Party Transactions

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

      Additional related party transactions are discussed in Notes 11 and 12.

5.    Inventories

Inventories consist of the following:

                                                         December 31,
                                                   2001                 2000
                                               -----------          -----------
Raw materials                                  $   802,855          $ 1,218,396
Work in progress                                   142,999              426,476
Finished goods                                   1,144,122              808,229
Reserve for obsolescence                           (86,206)             (75,699)
                                               -----------          -----------
                                               $ 2,003,770            2,377,402
                                               ===========          ===========

6.    Property and Equipment

Property and equipment consist of the following:

                                                         December 31,
                                                   2001                 2000
                                               -----------          -----------
Land                                           $    69,738          $    69,738
Buildings and improvements                         992,530              967,325
Leasehold improvements                             129,332              129,332
Machinery and equipment                          3,117,507            2,810,232
Furniture and fixtures                             281,979              235,715
                                               -----------          -----------
                                               $ 4,591,086          $ 4,212,342
Less: accumulated depreciation                  (2,359,555)          (1,681,915)
                                               -----------          -----------
                                               $ 2,231,531            2,530,427
                                               ===========          ===========

7.    Intangible Assets

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

8.    Commitments and Contingencies

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

      The aggregate future commitment for minimum rentals as of December 31, 2001 is as follows:

                    2002                     $137,000
                    2003                     $ 23,000
                    2004                     $ 22,000

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

Other

      In conjunction with EP MedSystems' common stock purchase agreement with Fusion Capital, a commitment fee will be due to the its investment bankers of $100,000 upon initial draw down under this agreement (See Note 11).

9.    FDA Regulatory

      In July 2001, subsequent to an inspection of our facility by the FDA, we received a "warning letter" requiring us to investigate and correct various observations made by the FDA with respect to violations at the facility and relating to our procedures primarily pertaining to design controls and manufacturing process controls. The "warning letter" identified six areas requiring our attention. We responded to all of the issues raised in the "warning letter" and the FDA subsequently completed a re-audit of the facility in January 2002. On March 20, 2002, EP Med met with the FDA to review the good manufacturing practices/pre-market approval ("GMP"/ "PMA") audit. The conclusion of that meeting was to schedule a follow-up limited scope re-affirmation visit to occur in the next 30 days. This follow-up validation was required as the facility is being cleared for a GMP/PMA approval. If the FDA is not satisfied with the follow-up, it could require us to make additional changes as it has in the past or, it could take regulatory actions against us including license suspension, revocation and/or denial, seizure and/or injunction and/or civil penalties.

10.   Note payable

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

      EP MedSystems entered into a financing arrangement in March 1999 with a bank consisting of a $2,000,000 revolving line of credit and a $500,000 term loan secured by a lien on EP MedSystems' facility in West Berlin, New Jersey and the machinery, equipment and inventory located there. The Company borrowed approximately $2 million under the revolving line of credit, which was subsequently repaid as discussed above. The related term loan remained in place in 2001, with principal paid on a monthly basis over a 48 month period under a 15-year amortization schedule with a balloon payment due in December 2004. Interest is payable monthly, in arrears, at either the prime rate plus 3/4% or LIBOR plus 3 3/4%, at the Company's discretion. The loan was repaid in March 2002 and, accordingly, encumbrances on the facility are in the process of being released (See Note 17).

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

11.   Shareholders' Equity

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

The $20,000 daily maximum purchase amount is waived if the Company's stock price exceeds $5 per share. The 2,700,000 shares of our common stock, that may be issued under this agreement, includes 225,000 shares of common stock issued to Fusion Capital as compensation for its purchase commitment. The Company issued an aggregate of 225,000 shares of EP MedSystems common stock to Fusion Capital as a commitment fee under the common stock purchase agreement and recorded the estimated fair value of approximately $555,000 as a separate line item labeled "Deferred Offering Costs" in Shareholders' Equity. The Company paid approximately $462,000 in cash related to the filing, legal, and accounting expenses associated with this transaction, which are recorded in Other Assets. The registration statement was declared effective by the Securities and Exchange Commission on October 18, 2001. EP MedSystems, Inc. intends to reclassify the balance from Deferred Offering Costs and Other Assets to Additional Paid-In Capital ratably as the stock is sold. If the Company determines that any portion of the $10 million maximum offering amount available from Fusion Capital will not be or cannot be sold to Fusion Capital, a pro-rata portion of the Deferred Offering Costs and Other Assets will be expensed.

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

12.   Stock Compensation

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

      Information relating to stock options is as follows:

                                                             Option             Weighted
                                        Number of            Price              Average
                                         Options             Range           Exercise Price
                                       ----------        -------------       --------------
Outstanding at January 1, 2000          1,738,347        $0.10 - $3.75       $        2.22
     Granted                              242,713        $2.20 - $4.25       $        3.48
     Exercised                           (698,500)       $0.10 - $3.00       $        1.48
 Forfeited/expired                       (120,000)       $2.20 - $4.13       $        2.62
                                       ----------        -------------       -------------
Outstanding at December 31, 2000        1,162,560        $1.33 - $4.25       $        2.88
     Granted                              370,000         $1.60 - 2.52       $        1.96
     Exercised                               (800)               $2.00       $        2.00
     Forfeited/expired                   (213,716)       $2.19 - $4.19       $        3.04
                                       ----------        -------------       -------------
Outstanding at December 31, 2001        1,318,044        $1.33 - $4.25       $        2.60
                                       ==========        =============       =============
Exercisable at December 31, 2001          745,997        $1.33 - $4.25       $        2.59
                                       ==========        =============       =============

      EP MedSystems accounts for its stock options issued to employees and nonemployee directors based upon the "intrinsic value" method set forth in APB
25. Had compensation costs for EP MedSystems' stock option plans been determined consistent with SFAS No. 123 "Accounting for Stock-Based Compensation", EP MedSystems' pro-forma net loss and loss per share for 2001 and 2000 would have been as follows:

                                                    2001               2000
                                                  revised            revised
                                               -------------      -------------
Reported net loss                              $  (4,089,105)     $  (4,633,652)
                                               =============      =============

Reported Basic/Diluted loss
per share                                      $       (0.31)     $       (0.39)
                                               =============      =============

Pro-forma net loss                             $  (4,447,129)     $  (4,911,381)
                                               =============      =============

Pro-forma Basic/Diluted loss
per share                                      $       (0.33)     $       (0.42)
                                               =============      =============

      Under Statement of Financial Accounting Standards No. 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions in 2001 and 2000, respectively:

                                                              2001         2000
                                                            -------      -------
Risk free interest rate                                      2.89%        6.08%
Expected life                                               5 years      5 years
Volatility                                                   82.55%        50%
Weighted average fair value of options
granted during the year
                                                            $ 1.63       $ 2.30

13.   Industry Segment and Geographic Information

      EP MedSystems manages its business on the basis of one reportable segment--the manufacture and sale of cardiac electrophysiology products. EP MedSystems' chief operating decision makers use consolidated results to make operating and strategic decisions.

      The following table sets forth product sales by geographic segment as of December 31,

                                                    2001                 2000
                                                 ----------           ----------
United States                                    $6,197,000           $4,909,000
Europe/Middle East                                2,544,000            2,589,000
Asia and Pacific Rim                              1,192,000            2,262,000
                                                 ----------           ----------
                                                 $9,933,000           $9,760,000
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

      Net sales for the year ended December 31, 2001 were billed in three currencies: $8,211,000 in U.S. dollars, 1,680,000 in Euro and (pound)135,000 pounds sterling. Management has determined that the impact of foreign currency risk on sales is minimal since a majority of sales are billed in U.S. dollars. EP MedSystems does incur translation gains and losses, which are recorded in Shareholders' Equity. EP MedSystems' cumulative translation loss was $80,094 at December 31, 2001. As of December 31, 2001, EP MedSystems had not entered into any derivative financial instruments for hedging or other purposes.

14.   Employee Benefit Plan

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

15.   Income Taxes (revised)

      EP MedSystems accounts for income taxes in accordance with the provisions of Statement of Financial Account Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires EP MedSystems to recognize income tax benefits for the loss carryforwards, which have not previously been recorded. At December 31, 2001 and 2000, a valuation allowance has been recognized to offset all but a portion of deferred tax assets related to these carryforwards. The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets consist of the following:

Income Tax Benefit:

                                                          December 31,
                                                     2001               2000
                                                 -----------        -----------
Current                                          $  (419,031)       $  (216,562)

Deferred                                             (55,657)          (202,469)
                                                 -----------        -----------
    Total                                        $  (474,688)       $  (419,031)
                                                 -----------        -----------

                                                          December 31,
                                                     2001               2000
                                                 -----------        -----------
Allowance for doubtful accounts                  $    28,207        $    17,386
Inventory reserves                                    93,121             88,918
Intangible asset amortization                        (45,397)           (18,646)
Depreciation                                          (3,437)            15,904
Accrued liabilities                                   43,505             75,562
Net operating loss carryforwards                   8,533,843          7,195,113
Research and development credit                      490,026            341,488
Write-down of EchoCath investment                    560,000            560,000
Write-off of note receivable                          43,000             43,000
Deferred warranty income                             124,523             74,233
Other                                                 13,893             26,571
                                                 -----------        -----------
                                                   9,881,284          8,419,529
Less: Valuation allowance                         (9,406,596)        (8,000,498)
                                                 -----------        -----------
                                                 $   474,688        $   419,031
                                                 -----------        -----------

      At December 31, 2001 and 2000, EP MedSystems had approximately $22,430,150 and $18,320,635, respectively, of federal net operating loss carryforwards available to offset future income. The federal carryforwards expire between 2009 and 2021. Due to ownership changes that occurred, as defined by Section 382 of the Internal Revenue Code, EP MedSystems may be limited in the use of net operating losses generated prior to the changes in ownership in each year following the change in ownership. Additionally, EP MedSystems may have experienced subsequent changes in ownership, as defined by Section 382, resulting in additional limitations in EP MedSystems' ability to utilize certain net operating losses.

      During the years ended December 31, 2001 and 2000, the Company received approval to sell a portion of its unused cumulative New Jersey Net Operating Loss ("NOLs") carryforwards under the State of New Jersey's Technology Business Tax Certificate Transfer Program (the "Program"). The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of NOL carryforwards and defined research and development credits for cash. The Company received approval to sell NOLs of EP MedSystems and ProCath statutory entities in November 2001 and November 2000, respectively. The Company entered into contracts to sell those NOL's for $475,000 and $419,000 in December 2001 and January 2001, respectively. Accordingly, the Company reduced its valuation allowance by $475,000 and $419,000 as of December 31, 2001 and 2000, respectively.

      A reconciliation of EP MedSystems' effective tax rate is as follows:

                                                               December 31,
                                                            2001         2000
                                                           ------       ------

Federal statutory rate                                      (34.0%)      (34.0%)

Increase (reduction) in income taxes resulting from:
     Benefit from sale of state net operating loss           (6.9%)       (5.5%)
     Change in valuation allowance                           30.2%        30.8%
     Other                                                    0.3%         0.4%
                                                           ------       ------
Effective Tax Rate                                          (10.4%)       (8.3%)
                                                           ======       ======

16.   Recently Issued Accounting Standards

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

17.   Subsequent Events

      In January 2002, the Company received approximately $475,000 in cash related to the sale of a portion of its 2000 cumulative unused New Jersey State Net Operating Loss carryforwards (See Note 15).

      In March 2002, the Company paid the entire outstanding term loan balance of $429,000 to Fleet Bank and, accordingly, encumbrances on the facility are in the process of being released (See Note 10).

      In June 2001, the Company consummated the private sale and issuance of 585,938 shares of newly designated Series A convertible preferred stock to Century Medical, Inc. ("CMI"), its Japanese distributor. In March 2002, the 585,938 shares were converted to an equal number of shares of common stock. (See
Note 11).