Form 10QSB/A
period 2001-03-31
EP MEDSYSTEMS INC
filed 2002-04-26
CIK 1012394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A
      (Amendment No. 1 to Quarterly Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act)

                                   (Mark One)
          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended: March 31, 2001
                                 --------------

             ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to __________

                         Commission File Number: 0-28260

                               EP MEDSYSTEMS, INC.
        (Exact name of small business issuer as specified in its charter)

          New Jersey                                      22-3212190
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

100 Stierli Court, Mount Arlington, New Jersey                07856
(Address of principal executive offices)                   (Zip Code)

                                 (973) 398-2800
                           (Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes  X No ___

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes  ___  No ___

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

Transitional Small Business Disclosure Format (check one):  Yes  ___   No  X

                                EXPLANATORY NOTE

      This amendment to EP MedSystems' Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001 is being filed solely to reflect a revision of our Consolidat 12 6 ted Financial Statements for the years ended December 31, 2001 and 2000 for certain tax matters. The revision was made to recognize certain tax benefits realized in connection with the sale of New Jersey State Net Operating Losses as an adjustment in the valuation allowance in the periods in which the realization became probable as well as to reflect certain income statement reclassifications related to those benefits. See Notes 2 and 6 to our Consolidated Financial Statements contained under "Item 1. Financial Statements" of Part I for a further discussion of this matter.

      The net result of this revision for the three-month periods ended March 31, 2001 and 2000 is that other income decreased and net losses increased by $419,031 and $216,562, respectively. Total shareholders' equity at March 31, 2001 and 2000 was not affected. There was no effect on cash flows, liquidity or loss from operations.

      Items 1 and 2 of Part I are the only items being amended by this Form 10-QSB/A and such amendments relate only to the revised Consolidated Financial Statements. In all other respects, this amendment presents information as of the original date of the Form 10-QSB for the quarter ended March 31, 2001.

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                                  FORM 10-QSB/A
                                    CONTENTS

PART I  -- Financial INFORMATION                                            Page
                                                                            ----

     Item 1.  Financial Statements

              Consolidated Balance Sheet at March 31, 2001
              (unaudited)                                                    4

              Consolidated Statements of Operations for three months
              ended March 31, 2001 and 2000 (unaudited) (revised)            5

              Consolidated Statements of Cash Flows for three months
              ended March 31, 2001 and 2000 (unaudited) (revised)            6

              Notes to Consolidated Financial Statements (unaudited)        7-10

     Item 2.  Management's Discussion and Analysis or Plan of Operation    10-15


PART II  -- OTHER INFORMATION

     Item 1.  Legal Proceedings                                              15

     Item 2.  Changes in Securities                                        15-16

     Item 3.  Defaults Upon Senior Securities                                17

     Item 4.  Submission of Matters to a Vote of Security Holders            17

     Item 5.  Other Information                                              17

     Item 6.  Exhibits and Reports on Form 8-K                               18

     Signatures and Exhibit Index                                          19-20

PART I - FINANCIAL INFORMATION

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                       March 31, 2001
                                                       --------------
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

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                               For the Three Months Ended
                                              ----------------------------
                                                March 31,        March 31,
                                                   2001             2000
                                                (revised)        (revised)
                                              ------------    ------------

Net sales                                     $  2,068,323    $  2,902,983
Cost of products sold                              950,828       1,373,237
                                              ------------    ------------
          Gross profit                           1,117,495       1,529,746

Operating costs and expenses:
   Sales and marketing expenses                  1,102,037       1,257,276
   General and administrative expenses             556,179         501,944
   Research and development expenses               646,123         631,762
                                              ------------    ------------
          Loss from operations                  (1,186,844)       (861,236)

Interest (expense) income                          (90,010)          9,589

Other income, net                                    3,151             250
                                              ------------    ------------
          Net loss                            $ (1,273,703)   $   (851,397)
                                              ============    ============

Basic and diluted loss per share              $      (0.11)   $      (0.07)
                                              ============    ============

Weighted average shares outstanding used
to compute basic and diluted loss per share     12,095,549      11,380,933
                                              ============    ============

        The accompanying notes are an integral part of these statements.

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                              For the Three Months Ended
                                                               --------------------------
                                                                 March 31,      arch 31,
                                                                   2001          2000
                                                                 (revised)      revised)
                                                               -----------    -----------
Cash flows from operating activities:
  Net loss                                                     $(1,273,703)   $  (851,397)
  Adjustments to reconcile net loss to net cash
      Used in operating activities:
      Depreciation and amortization                                210,480        188,120
      Deferred income taxes                                        419,031        216,562
  Changes in assets and liabilities:
      (Increase) in accounts receivable                           (330,564)      (133,429)
      (Increase) decrease in inventories                          (315,957)        34,279
     (Increase) in prepaid and other assets                        (71,289)       (24,062)
      Increase (decrease) in payables due to related parties       291,001        (52,692)
      Increase in accounts payable                                  67,360         90,687
      Increase (decrease) in accrued expenses, deferred
          revenue and customer deposits                             44,487       (331,635)
                                                               -----------    -----------
          Net cash (used in) operating activities              $  (959,154)   $  (863,567)
                                                               -----------    -----------

Cash flows from investing activities:
   Capital expenditures                                            (95,280)      (320,631)
                                                               -----------    -----------
          Net cash (used in) investing activities              $   (95,280)   $  (320,631)
                                                               -----------    -----------

Cash flows from financing activities:
   Proceeds from exercise of warrants                                   --        718,375
   Proceeds from exercise of stock options                           1,600        388,000
   Net  borrowings (payments) under note payable                 1,571,529        (12,829)
   Net (payments) under revolving line of credit                  (761,560)            --
   Net proceeds from issuance of common stock, net of
           offering expenses                                     3,048,852             --
                                                               -----------    -----------
          Net cash provided by financing activities            $ 3,860,421    $ 1,093,546
                                                               -----------    -----------

Net  increase (decrease) in cash and cash equivalents            2,805,987        (90,652)
Cash and cash equivalents, beginning of period                     302,279      2,006,731
                                                               -----------    -----------
Cash and cash equivalents, end of period                       $ 3,108,266    $ 1,916,079
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

Note 2. Revision of Financial Statements

The Company has revised its consolidated financial statements for the years ended December 31, 2001, 2000, and 1999, and the interim quarters of fiscal 2001 and 2000, to recognize the Company's sales of New Jersey State Net Operating Losses ("NOLs") as an adjustment to the valuation allowance in the period in which those sales became probable upon the approval by the State of New Jersey. These amounts were previously classified in "Other Income" in the Consolidated Statement of Operations and were recognized at the time the transactions were finalized. The result of the revision for the three-month periods ended March 31, 2001 and 2000 is that other income decreased and net losses increased by $419,031 and $216,562, respectively. Total shareholders' equity for the three-month periods ended March 31, 2001 and 2000 was not affected.

Note 3. Inventories

Inventories are valued at the lower of cost or market with cost being determined on a first-in, first-out basis. Inventories at March 31, 2001 consist of the following:

      Raw materials        $1,400,527
      Work in process         186,914
      Finished goods        1,105,918
                           -----------
                           $2,693,359
                           ===========

Note 4. Note Payable

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

During March 1999, the Company entered into a $500,000 Term Loan Agreement with Fleet National Bank, maturing December 31, 2004. Interest on the term note is payable monthly in arrears at either the prime rate plus 3/4% or LIBOR plus 3 1/4%. Principal became payable commencing January 2000 in 48 equal monthly installments under a 15 year amortization schedule with a balloon payment due in December 2004. In addition, concurrently with the term loan, the Company entered into a $2 million Revolving Credit Facility to fund working capital purposes. Under its loan arrangements with its bank, the Company is required to maintain certain financial ratios and meet certain net worth and indebtedness tests. The loan arrangements are collateralized by a first priority lien on all corporate assets and, pursuant to the terms of the arrangements, the Company is prohibited from incurring certain additional indebtedness, entering into certain investments, making certain advances or loans and effecting substantial asset sales, capital expenditures and cash dividends. At September 30 and December 31, 2000, the Company was not in compliance with certain financial ratios of the bank debt. The Company received a waiver from the bank in consideration of the repayment in January 2001 of approximately, $2.3 million outstanding on the Company's revolving credit facility utilizing the funds received from the Medtronic debt financing described above. The credit facility, which was to terminate by its terms in March 2001, was terminated in January 2001 and was not replaced.

Note 5. Common Stock and Liquidity

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

Note 6. Other

During the quarters ended March 31, 2001 and 2000, the Company received approximately $419,000 and $217,000, respectively, in cash related to the sale of a portion of its cumulative unused New Jersey State Net Operating Loss carryforwards for one of its statutory subsidiaries The sales of the cumulative net operating losses are a result of a New Jersey State law enacted January 1, 1999 allowing emerging technology and biotechnology companies to transfer or "sell" their unused New Jersey State Net Operating Loss carryforwards and New Jersey research and development tax credits to any profitable New Jersey company qualified to purchase them for cash. As of December 31, 2001 and 2000, the Company recorded approximately $419,000 and $217,000, respectively, in deferred tax assets related to these sales. These deferred tax assets were reversed upon receipt of cash from the sales of these benefits to a third party.

Note 7. Industry Segment and Geographic Information

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

Note 8. Subsequent Events

The Company entered into a Distribution Agreement (the "Distributor Agreement") with Fischer Imaging, Inc., a Colorado corporation ("Fischer"), as of May 1, 2001, for the distribution by the Company of certain of Fischer's electrophysiology products, on an exclusive and non-exclusive basis as to the different products. Pursuant to the terms of the Distributor Agreement, Fischer is to supply the Company with all of its requirements of the Fischer products described in the agreement at fixed prices, subject to change annually upon 90 days' prior notice to the Company. The term of the Distributor Agreement is for a one year period subject to renewal upon mutual agreement of the parties

Item 2. Management's Discussion and Analysis or Plan of Operation

Overview

Management's Discussion and Analysis or Plan of Operation for the three month periods ended March 31, 2001 and 2000, presented below, reflects certain revisions to EP Med's previously reported financial statements. See Note 2 to the Consolidated Financial Statements contained under "Item 1. Financial Statements."

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

Results of Operations

Net sales were $2,068,000 for the three months ended March 31, 2001 as compared to $2,903,000 for the prior period in 2000. This decrease is primarily due to lower domestic sales of the EP-WorkMate(R) .

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

Interest expense increased $100,000 primarily due to interest accrued on the $3,200,000 note payable to Medtronic entered into in November 2000.

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

During the quarters ended March 31, 2001 and 2000, the Company received approximately $419,000 and $217,000, respectively, in cash, related to the sale of a portion of its cumulative unused New Jersey State Net Operating Loss carryforwards related to its statutory subsidiaries. The sales of the cumulative net operating losses are a result of a New Jersey State law enacted January 1, 1999 allowing emerging technology and biotechnology companies to transfer or "sell" their unused New Jersey State Net Operating Loss carryforwards and New Jersey research and development tax credits to any profitable New Jersey company qualified to purchase them for cash.

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


         For                 Against              Abstain            Not Voted
      ---------              -------              -------            ---------
      6,147,820              657,650              148,000            5,069,697
      ---------              -------              -------            ---------

(d) Not applicable.


Item 5. Other Information

The Company entered into a Distribution Agreement (the "Distributor Agreement") with Fischer Imaging, Inc., a Colorado corporation ("Fischer"), as of May 1, 2001, for the distribution by the Company of certain of Fischer's electrophysiology products, on an exclusive and non-exclusive basis as to the different products. Pursuant to the terms of the Distributor Agreement, Fischer is to supply the Company with all of its requirements of the Fischer products described in the agreement at fixed prices, subject to change annually upon 90 days' prior notice to the Company. The term of the Distributor Agreement is for a one year period subject to renewal upon mutual agreement of the parties

Item 6.  Exhibits and Reports on Form 8-K

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

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Amendment No. 1 to the Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    EP MEDSYSTEMS, INC.
                                        (Registrant)

Date: April 26, 2002            By: /s/  David A. Jenkins
     ---------------                ---------------------
                                    David A. Jenkins
                                    President and Chief Executive Officer

Date: April 26, 2002            By: /s/  Joseph M. Turner
     ---------------                ---------------------
                                    Joseph M. Turner
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                    EXHIBIT INDEX

Exhibit
Number                     Description of Exhibit
------                     ----------------------
Exhibit 10.1*              Distributorship Agreement dated May 1, 2001, between
                           the Company and Fischer Imaging, Inc.


* Previously filed with original Form 10-QSB