Form 10QSB/A
period 2001-06-30
EP MEDSYSTEMS INC
filed 2002-04-26
CIK 1012394

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

                         Commission File Number: 0-28260
                                                 -------

                               EP MEDSYSTEMS, INC.
                               -------------------
        (Exact name of small business issuer as specified in its charter)

          New Jersey                                        22-3212190
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

100 Stierli Court, Mount Arlington, New Jersey                 07856
----------------------------------------------              ----------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    Class                                    Outstanding at August 13, 2001
    -----                                    ------------------------------
    Common Stock, without par value                  13,761,217 shares

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                EXPLANATORY NOTE

      This amendment to EP MedSystems' Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001 is being filed solely to reflect a revision of our Consolidated Financial Statements for the years ended December 31, 2001 and 2000 for certain tax matters. The revision was made to recognize certain tax benefits realized in connection with the sale of New Jersey State Net Operating Losses as an adjustment in the valuation allowance in the periods in which the realization became probable as well as to reflect certain income statement reclassifications related to those benefits. See Notes 2 and 6 to our Consolidated Financial Statements contained under "Item 1. Financial Statements" of Part I for a further discussion of this matter.

      The net result of this revision for the six-month periods ended June 30, 2001 and 2000 is that other income decreased and net losses increased by $419,031 and $216,562, respectively. Total shareholders' equity at June 30, 2001 and 2000 was not affected. There was no effect on cash flows, liquidity or loss from operations.

      Items 1 and 2 of Part I are the only items being amended by this Form 10-QSB/A and such amendments relate only to the revised Consolidated Financial Statements. In all other respects, this amendment presents information as of the original date of the Form 10-QSB for the quarter ended June 30, 2001.

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                                  FORM 10-QSB/A
                                    CONTENTS

PART I -- Financial INFORMATION                                            Page
                                                                          ------

    Item 1.  Financial Statements

             Consolidated Balance Sheet at June 30, 2001
             (unaudited)                                                     4

             Consolidated Statements of Operations for three months
             ended June 30 2001 and 2000 (unaudited)                         5

             Consolidated Statements of Operations for six months
             ended June 30 2001 and 2000 (unaudited) (revised)               6

             Consolidated Statements of Cash Flows for six months
             ended June 30, 2001 and 2000 (unaudited) (revised)              7

             Notes to Consolidated Financial Statements (unaudited)         8-12

    Item 2.  Management's Discussion and Analysis or Plan of Operation     12-19

PART II  -- OTHER INFORMATION

    Item 1.  Legal Proceedings                                               19

    Item 2.  Changes in Securities                                           19

    Item 3.  Defaults Upon Senior Securities                               19-20

    Item 4.  Submission of Matters to a Vote of Security Holders             20

    Item 5.  Other Information                                               20

    Item 6.  Exhibits and Reports on Form 8-K                                20

    Signatures and Exhibit Index                                             21

PART I - FINANCIAL INFORMATION

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                     June 30,
                                                                       2001
                                                                   ------------
ASSETS                                                              (unaudited)
Current assets:
   Cash and cash equivalents                                       $  1,482,365
   Accounts receivable, net of allowances for
        doubtful accounts of $ 49,022                                 2,836,708
   Inventory, net of reserves of $75,195                              2,683,703
   Prepaid expenses and other current assets                            513,182
                                                                   ------------
          Total current assets                                        7,515,958
Property and equipment, net                                           2,351,549
Intangible assets, net                                                  418,255
Other assets                                                            183,221
                                                                   ------------
          Total assets                                             $ 10,468,983
                                                                   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                $  1,189,565
   Accrued expenses                                                     672,227
   Deferred warranty revenue and prepaid rent income                    180,688
   Customer Deposits                                                     41,124
   Current portion of long-term debt                                     39,660
                                                                   ------------
          Total  current liabilities                                  2,123,264
   Note payable to Medtronic, Inc.                                    3,200,000
   Long-term debt, less current portion                                 415,276
   Non-current deferred warranty revenue                                 85,767
                                                                   ------------
          Total liabilities                                        $  5,824,307
                                                                   ------------
Commitments and contingencies
Shareholders' equity:
   Preferred Stock, no par value, 5,000,000 shares
         authorized, no shares issued and outstanding                        --
   Common stock, $.001 stated value, 25,000,000
         shares authorized, 13,761,217 shares issued
         and outstanding                                                 13,761
   Additional paid-in capital                                        29,575,097
   Deferred offering costs                                             (333,383)
   Receivable from executive officer                                   (100,000)
   Accumulated deficit                                              (24,510,799)
                                                                   ------------
          Total shareholders' equity                                  4,644,676
                                                                   ------------
          Total liabilities and shareholders' equity               $ 10,468,983
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

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                     For the Six Months Ended
                                                     June 30,        June 30,
                                                       2001           2000
                                                    (revised)       (revised)
                                                   ------------    ------------

Net sales                                          $  4,481,741    $  5,039,218
Cost of products sold                                 2,081,976       2,474,257
                                                   ------------    ------------
          Gross profit                                2,399,765       2,564,961

Operating costs and expenses:
   Sales and marketing expenses                       2,286,270       2,477,171
   General and administrative expenses                1,080,208       1,096,621
   Research and development expenses                  1,298,442       1,406,952
                                                   ------------    ------------
          Loss from operations                       (2,265,155)     (2,415,783)

Interest (expense) income, net                         (169,651)         17,067
Other  income                                           (10,324)            481
                                                   ------------    ------------
          Net loss                                 $ (2,445,130)   $ (2,398,235)
                                                   ============    ============

Basic and diluted loss per share                   $      (0.19)   $      (0.21)
                                                   ============    ============

Weighted average shares outstanding used
to compute basic and diluted loss per share          12,882,236      11,561,726
                                                   ============    ============

        The accompanying notes are an integral part of these statements.

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                For the Six Months Ended
                                                                 June 30,       June 30,
                                                                  2001           2000
                                                                (revised)      (revised)
                                                               -----------    -----------
Cash flows from operating activities:
  Net loss                                                     $(2,445,130)   $(2,398,235)
  Adjustments to reconcile net loss to net cash
      Used in operating activities:
      Depreciation and amortization                                420,453        370,212
      Deferred income taxes                                        419,031        216,562
  Changes in assets and liabilities:
      (Increase) decrease in accounts receivable                  (325,059)       663,403
      (Increase) in inventories                                   (306,301)      (208,520)
      (Increase) in prepaid and other assets                      (456,243)      (125,942)

      (Decrease) increase in payables due to related parties           (75)       130,383
      Increase in accounts payable                                 275,465        468,810
      Increase (decrease) in accrued expenses, deferred
          revenue and customer deposits                            269,852       (277,714)
                                                               -----------    -----------
          Net cash (used in) operating activities              $(2,148,007)   $(1,161,041)
                                                               -----------    -----------

Cash flows from investing activities:
   Capital expenditures                                           (204,985)      (741,446)
                                                               -----------    -----------
          Net cash (used in) investing activities              $  (204,985)   $  (741,446)
                                                               -----------    -----------

Cash flows from financing activities:
   Proceeds from exercise of warrants                                   --        718,375
   Proceeds from exercise of stock options                           1,600        887,971
   Net borrowings (payments) under notes payable                 1,560,594        (18,503)
   Net  (payments) under revolving line of credit                 (761,560)            --
   Net proceeds from issuance of common stock                    2,994,703             --
                                                               -----------    -----------
          Net cash provided by financing activities            $ 3,795,337    $ 1,587,843
                                                               -----------    -----------
Effect of exchange rate changes                                   (262,259)       (18,599)
Net increase (decrease) in cash and cash equivalents             1,180,086       (333,243)
Cash and cash equivalents, beginning of period                     302,279      2,006,731
                                                               -----------    -----------
Cash and cash equivalents, end of period                       $ 1,482,365    $ 1,673,488
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

Note 2. Revision of Financial Statements

The Company has revised its consolidated financial statements for the years ended December 31, 2001, 2000, and 1999, and the interim quarters of fiscal 2001 and 2000, to recognize the Company's sales of New Jersey State Net Operating Losses ("NOLs") as an adjustment to the valuation allowance in the period in which those sales became probable upon the approval by the State of New Jersey. These amounts were previously classified in "Other Income" in the Consolidated Statement of Operations and were recognized at the time the transactions were finalized. The result of the revision for the six-month periods ended June 30, 2001 and 2000 is that other income decreased and net losses increased by $419,031 and $216,562, respectively. Total shareholders' equity for the six-month periods ended June 30, 2001 and 2000 was not affected.

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

Note 4. Note payable

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

Note 5. Common Stock

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

The following table sets forth product sales by geographic segment for the six months ended June 30,

                                            2001         2000
                                         ----------   ----------
      United States                      $2,427,000   $2,452,000
                                                       2,571,000
      Europe/Middle East                  1,287,000    1,315,000
      Asia and Pacific Rim                  768,000    1,272,000
                                         ----------   ----------
                                         $4,482,000   $5,039,000
                                         ==========   ==========

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

Item 2. Management's Discussion and Analysis or Plan of Operation

Overview

Management's Discussion and Analysis or Plan of Operation for the six-month periods ended June 30, 2001 and 2000, presented below, reflects certain revisions to EP Med's previously reported financial statements. See Note 2 to the Consolidated Financial Statements contained under "Item 1. Financial Statements."

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

Interest expense increased $87,000 primarily due to interest accrued on the $3,200,000 note payable to Medtronic entered into in November 2000.

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

                                   EP MEDSYSTEMS, INC.
                                   -------------------
                                       (Registrant)


Date: April 26, 2002          By:  /s/  David A. Jenkins
                                   ---------------------
                                   David A. Jenkins
                                   President and Chief Executive Officer


Date: April 26, 2002          By:  /s/  Joseph M. Turner
                                   ---------------------
                                   Joseph M. Turner
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)