Form 10QSB/A
period 2001-09-30
EP MEDSYSTEMS INC
filed 2002-04-26
CIK 1012394

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                           Outstanding at November 12, 2001
-----                                           --------------------------------
Common Stock, without par value                        13,861,217 shares

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                EXPLANATORY NOTE

      This amendment to EP MedSystems' Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001 is being filed solely to reflect a revision of our Consolidated Financial Statements for the years ended December 31, 2001 and 2000 for certain tax matters. The revision was made to recognize certain tax benefits realized in connection with the sale of New Jersey State Net Operating Losses as an adjustment in the valuation allowance in the periods in which the realization became probable as well as to reflect certain income statement reclassifications related to those benefits. See Notes 2 and 7 to our Consolidated Financial Statements contained under "Item 1. Financial Statements" of Part I for a further discussion of this matter.

      The net result of this revision for the nine-month periods ended September 30, 2001 and 2000 is that other income decreased and net losses increased by $419,031 and $216,562, respectively. Total shareholders' equity at September 30, 2001 and 2000 was not affected. There was no effect on cash flows, liquidity or loss from operations.

      Items 1 and 2 of Part I are the only items being amended by this Form 10-QSB/A and such amendments relate only to the revised Consolidated Financial Statements. In all other respects, this amendment presents information as of the original date of the Form 10-QSB for the quarter ended September 30, 2001.

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                                  FORM 10-QSB/A
                                    CONTENTS

PART I  -- Financial INFORMATION                                           Page
                                                                          ------

      Item 1. Financial Statements

              Consolidated Balance Sheet at September 30, 2001
              (unaudited)                                                      4

              Consolidated Statements of Operations for three months
              ended September 30, 2001 and 2000 (unaudited)                    5

              Consolidated Statements of Operations for nine months
              Ended September 30, 2001 and 2000 (unaudited) (revised)          6

              Consolidated Statements of Cash Flows for nine months
              Ended September 30, 2001 and 2000 (unaudited) (revised)          7

              Notes to Consolidated Financial Statements (unaudited)        8-14

      Item 2. Management's Discussion and Analysis or Plan of Operation    15-24

PART II  -- OTHER INFORMATION

      Item 1. Legal Proceedings                                               24

      Item 2. Changes in Securities                                        24-26

      Item 3. Defaults Upon Senior Securities                                 26

      Item 4. Submission of Matters to a Vote of Security Holders          26-27

      Item 5. Other Information                                               27

      Item 6. Exhibits and Reports on Form 8-K                             27-28

      Signatures and Exhibit Index                                            29

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                   September 30,
                                                                        2001
                                                                   ------------
ASSETS                                                              (unaudited)
Current assets:
Cash and cash equivalents                                          $    810,228
Accounts receivable, net of allowances for
doubtful accounts of $57,689                                          2,948,682
Inventory, net                                                        2,237,084
Prepaid expenses and other current assets                               646,190
                                                                   ------------
Total current assets                                                  6,642,184
Property and equipment, net                                           2,321,759
Intangible assets, net                                                  400,823
Other assets                                                            127,507
                                                                   ------------
Total assets                                                       $  9,492,273
                                                                   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                   $  1,243,182
Accrued expenses                                                        688,231
Deferred warranty revenue and prepaid rent income                       147,693
Customer Deposits                                                        42,000
Current portion of long-term debt                                        33,034
                                                                   ------------
Total  current liabilities                                            2,154,140
Note Payable to Medtronic, Inc.                                       3,200,000
Long-term debt, less current portion                                    412,498
Non-current deferred warranty revenue                                   129,894
                                                                   ------------
Total liabilities                                                  $  5,896,532
                                                                   ------------
Commitments and contingencies
Shareholders' equity:
Preferred Stock, no par value, 5,000,000 shares
authorized, no shares issued and outstanding                                 --
Common stock, $.001 stated value, 25,000,000
shares authorized, 13,861,217 shares issued
and outstanding                                                    $     13,861
Additional paid-in capital                                           29,849,394
Deferred Offering Costs                                                (333,383)
Receivable from executive officers                                     (320,000)
Accumulated deficit                                                 (25,614,131)
                                                                   ------------
Total shareholders' equity                                            3,595,741
                                                                   ------------
  Total liabilities and shareholders' equity                       $  9,492,273
                                                                   ============

        The accompanying notes are an integral part of these statements.

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                   For the Three Months Ended
                                                September 30,      September 30,
                                                     2001              2000
                                                -------------      -------------

Net sales                                        $  2,482,654      $  2,717,092
Cost of products sold                               1,145,723         1,252,808
                                                 ------------      ------------
Gross profit                                        1,336,931         1,464,284

Operating costs and expenses:
Sales and marketing expenses                        1,195,310         1,174,289
General and administrative expenses                   544,551           621,708
Research and development expenses                     633,551           636,792
                                                 ------------      ------------
Loss from operations                               (1,036,481)         (968,505)

Interest (expense) income, net                        (81,510)          (12,514)
Other income, net                                      13,026             4,146
                                                 ------------      ------------
Net loss                                         $ (1,104,965)     $   (976,873)
                                                 ============      ============

Basic and diluted loss per share                 $      (0.08)     $      (0.08)
                                                 ============      ============

Weighted average shares outstanding used
to compute basic and diluted loss per share        13,806,869        11,988,808
                                                 ============      ============

        The accompanying notes are an integral part of these statements.

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                   For the Nine Months Ended
                                                September 30,      September 30,
                                                   2001                2000
                                                 (revised)           (revised)
                                                -------------      -------------

Net sales                                       $  6,964,394       $  7,756,310
Cost of products sold                              3,227,699          3,727,065
                                                ------------       ------------
Gross profit                                       3,736,695          4,029,245

Operating costs and expenses:
Sales and marketing expenses                       3,481,580          3,651,460
General and administrative expenses                1,624,759          1,718,329
Research and development expenses                  1,931,993          2,043,744
                                                ------------       ------------
Loss from operations                              (3,301,637)        (3,384,288)

Interest (expense) income, net                      (251,161)             4,553
Other income, net                                      2,702              4,627
                                                ------------       ------------
Net loss                                        $ (3,550,096)      $ (3,375,108)
                                                ============       ============

Basic and diluted loss per share                $      (0.27)      $      (0.29)
                                                ============       ============

Weighted average shares outstanding used
to compute basic and diluted loss per share       13,197,054         11,705,126
                                                ============       ============

        The accompanying notes are an integral part of these statements.

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                   For the Nine Months Ended
                                                                September 30,     September 30,
                                                                    2001              2000
                                                                  (revised)        (revised)
                                                                -------------     -------------
Cash flows from operating activities:
Net loss                                                         $(3,550,096)     $(3,375,108)
Adjustments to reconcile net loss to net cash
Used in operating activities:
Depreciation and amortization                                        638,979          543,915
Deferred income taxes                                                419,031          216,562
Bad Debt Expense                                                       8,667               --
Changes in assets and liabilities:
(Increase) decrease in accounts receivable                          (445,700)         525,706
(Increase)  in inventories                                          (123,964)         (94,664)
     (Increase) decrease in prepaid and other current assets        (533,537)          28,944
(Decrease) in payables due to related parties                            (75)        (187,320)
Increase (decrease) in accounts payable                              329,082         (186,855)
Increase (decrease) in accrued expenses, deferred
revenue and customer deposits                                        297,864         (283,642)
                                                                 -----------      -----------
Net cash (used in) operating activities                          $(2,959,749)     $(2,812,462)
                                                                 -----------      -----------

Cash flows from investing activities:
Capital expenditures                                                (123,353)      (1,109,960)
                                                                 -----------      -----------
Net cash (used in) investing activities                          $  (123,353)     $(1,109,960)
                                                                 -----------      -----------

Cash flows from financing activities:
   Proceeds from exercise of warrants                                     --          718,375
   Proceeds from exercise of stock options                             1,600          929,221
   Net borrowings  under notes payable                             1,551,190               --
   Net (payments) borrowings - revolving line of credit             (761,560)       1,515,247
Net proceeds from issuance of common stock                         2,978,445               --
                                                                 -----------      -----------
Net cash provided by financing activities                        $ 3,769,675      $ 3,162,843
                                                                 -----------      -----------

Effect of exchange rate changes                                     (178,624)         (11,495)

Net  increase (decrease) in cash and cash equivalents                507,949         (771,074)
Cash and cash equivalents, beginning of period                       302,279        2,006,731
                                                                 -----------      -----------
Cash and cash equivalents, end of period                         $   810,228      $ 1,235,657
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

Note 2. Revision of Financial Statements

The Company has revised its consolidated financial statements for the years ended December 31, 2001, 2000, and 1999, and the interim quarters of fiscal 2001 and 2000, to recognize the Company's sales of New Jersey State Net Operating Losses ("NOLs") as an adjustment to the valuation allowance in the period in which those sales became probable upon the approval by the State of New Jersey. These amounts were previously classified in "Other Income" in the Consolidated Statement of Operations and were recognized at the time the transactions were finalized. The result of the revision for the nine-month periods ended September 30, 2001 and 2000 is that other income decreased and net losses increased by $419,031 and $216,562, respectively. Total shareholders' equity for the nine-month periods ended September 30, 2001 and 2000 was not affected.

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

Note 4. Note payable

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

Note 6. Stock Compensation

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

Note 7. Other

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

Note 8. Industry Segment and Geographic Information

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

Note 9. Net Loss Per Share

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

Note 10. Comprehensive Income

Comprehensive income approximated net income for the three months ended September 30, 2001 and 2000.

Note 11. Recently Issued Accounting Standards

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

Note 12. Subsequent Events

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

Item 2. Management's Discussion and Analysis or Plan of Operation

Overview

Management's Discussion and Analysis or Plan of Operation for the nine-month periods ended September 30, 2001 and 2000, presented below, reflects certain revisions to EP Med's previously reported financial statements. See Note 2 to the Consolidated Financial Statements contained under "Item 1. Financial Statements."

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

Results of Operations for the Nine-Month Period Ended September 30, 2001 Compared to the Nine-Month Period Ended September 30, 2000.

Net sales were $6,964,000 for the nine months ended September 30, 2001 as compared to $7,756,000 for the comparable period in 2000. This decrease is primarily due to lower sales orders in Asia and the Pacific Rim resulting, I part, from a delay in the roll-out of hardware improvements to the EP-WorkMate(R) to this region until the fourth quarter 2001.

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

Results of Operations for the Three-Month Period ended September 30, 2001 Compared to the Three-Month Period ended September 30, 2000 Net sales were $2,483,000 for the quarter ended September 30, 2001 as compared to $2,717,000 for the prior period in 2000. This decrease is primarily due to lower sales orders in Asia and the Pacific Rim resulting, in part, from delay in the roll-out of hardware improvements to the EP-WorkMate(R) to this region until the fourth quarter 2001.

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

Interest expense increased $69,000 primarily due to interest accrued on the $3,200,000 note payable to Medtronic entered into in November 2000.

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

Impact of Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"). FAS No. 141 supercedes Accounting Principles Board Opinion No. 16, "Business Combinations." The primary changes made by SFAS No. 141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized). We do not expect that the adoption of SFAS No. 141 will have a material impact on our results of operations, financial position or cash flows. The adoption of SFAS No. 141 is required for all business combination initiated after June 30, 2001. EP Med will adopt the standard accordingly.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No.142 supercedes Accounting Principles Board Opinion No.17, "Intangible Assets." SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The provisions of SFAS No.142 will be effective for fiscal years beginning after December 15, 2001. The primary changes made by SFAS No. 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. In connection with the adoption of this standard, EP Med's unamortized goodwill balance will no longer be amortized but will continue to be tested for impairment. EP Med plans to test impairment of goodwill at least annually using a two-step impairment test consisting of comparing goodwill fair value and book value of determined reporting units and, if applicable, measuring the excess of the recorded amount of goodwill with its implied fair value. EP Med currently is assessing the impact of the standard on other indefinite lived assets and the total impact of this standard on our results of operations.

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

EP Med's registration statement relating to its equity line financing transaction was declared effective by the Securities and Exchange Commission on October 18, 2001 and, as of October 31, 2001, EP Med closed on the $10 million equity line with Fusion Capital. EP Med has issued a suspension notice under the common stock purchase agreement suspending Fusion Capital's obligation to the purchase shares of our common stock until such time as EP Med rescinds the suspension notice thereby reinstating the obligation of Fusion Capital to purchase shares. As a result, to date no shares have been sold and issued to Fusion Capital, other than the commitment fee shares, under the common stock purchase.

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

(c) The matter voted upon at the Annual Meeting and the results thereof were as follows:

Election of Class III Directors:

                                      FOR         AGAINST      ABSTAIN      NOT VOTED
                                   --------------------------------------------------
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

                                           EP MEDSYSTEMS, INC.
                                           -------------------
                                           (Registrant)


Date: April 26, 2002                   By: /s/  David A. Jenkins
                                           -------------------------------------
                                           David A. Jenkins
                                           President and Chief Executive Officer


Date: April 26, 2002                   By: /s/  Joseph M. Turner
                                           -------------------------------------
                                           Joseph M. Turner
                                           Vice President and Chief Financial
                                           Officer (Principal Financial and
                                           Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
Number                     Description of Exhibit
------------               -----------------------------------------------------

Exhibit 3.1* Certificate of Amendment to the Amended and Restated Certificate of Incorporation

Exhibit 4.1* Preferred Stock Purchase Agreement, dated as of October 23, 2001, between EP MedSystems and Century Medical, Inc.

Exhibit 4.2*               Registration Rights Agreement, dated as of
                           October 23, 2001, between EP MedSystems and Century Medical, Inc.

Exhibit 4.3* First Amendment to Distribution Agreement, dated as of October 23, 2001, between EP MedSystems and Century Medical, Inc.

Exhibit 4.4* Preferred Stock Purchase Agreement, dated as of October 23, 2001, between EP MedSystems and Medtronic, Inc.

Exhibit 4.5* Registration Rights Agreement, dated as of October 23, 2001, between EP MedSystems and Medtronic, Inc.

*     Previously filed with original Form 10-QSB