Form 10QSB
period 2002-03-31
EP MEDSYSTEMS INC
filed 2002-05-15
CIK 1012394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended: March 31, 2002

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      Class                                      Outstanding at May 2, 2002
      -----                                      --------------------------
      Common Stock, without par value                     14,963,652 shares

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                                    CONTENTS

PART I -- FINANCIAL INFORMATION                                            Page
                                                                         -------

    Item 1.   Financial Statements

              Consolidated Balance Sheet at March 31, 2002
              (unaudited)                                                   3

              Consolidated Statements of Operations for three months
              ended March 31, 2002 and 2001 (unaudited)                     4

              Consolidated Statements of Cash Flows for three months
              Ended March 31, 2002 and 2001 (unaudited)                     5

              Notes to Consolidated Financial Statements (unaudited)       6-12

    Item 2.   Management's Discussion and Analysis or Plan of Operation   13-24

PART II  -- OTHER INFORMATION

    Item 1.   Legal Proceedings                                             24

    Item 2.   Changes in Securities                                       24-26

    Item 3.   Defaults Upon Senior Securities                               26

    Item 4.   Submission of Matters to a Vote of Security Holders         26-27

    Item 5.   Other Information                                             27

    Item 6.   Exhibits and Reports on Form 8-K                            27-28

    Signatures and Exhibit Index                                            29

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                     March 31,
                                                                        2002
                                                                   ------------
ASSETS                                                              (unaudited)
Current assets:
  Cash and cash equivalents                                        $  1,857,818
  Accounts receivable, net of allowances for
       doubtful accounts of $76,075                                   3,737,670
  Inventory, net                                                      2,132,410
  Prepaid expenses and other current assets                             499,131
                                                                   ------------
          Total current assets                                        8,227,029

  Property and equipment, net                                         2,099,178
  Goodwill, net                                                         341,730
  Intangible assets, net                                                 33,839
  Other assets                                                          401,869
                                                                   ------------
          Total assets                                             $ 11,103,645
                                                                   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                 $  1,351,309
  Accrued expenses and other current liabilities                        477,898
  Deferred warranty revenue, current                                     58,502
  Customer Deposits                                                     368,635
                                                                   ------------
          Total current liabilities                                   2,256,344

  Accrued interest on long term debt, non-current                       357,606
  Deferred warranty revenue, non-current                                282,712
  Note Payable to Medtronic, Inc.                                     3,200,000
                                                                   ------------
          Total liabilities                                        $  6,096,662
                                                                   ------------

Commitments and contingencies

Shareholders' equity:
  Preferred Stock, no par value, 5,000,000 shares
      authorized, 673,779 shares issued and outstanding            $  1,164,490
  Common stock, $.001 stated value, 25,000,000
      shares authorized, 14,663,652 shares issued
      and outstanding                                                    14,664
  Additional paid-in capital                                         31,531,053
  Deferred Offering Costs                                              (554,515)
  Receivable from executive officers                                   (292,500)
  Accumulated deficit                                               (26,856,209)
                                                                   ------------
          Total shareholders' equity                                  5,006,983
                                                                   ------------
          Total liabilities and shareholders' equity               $ 11,103,645
                                                                   ============

        The accompanying notes are an integral part of these statements.

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                   For the Three Months Ended
                                                    March 31,       March 31,
                                                       2002            2001
                                                   ------------    ------------

Net sales                                          $  2,988,975    $  2,068,323
Cost of products sold                                 1,225,189         950,828
                                                   ------------    ------------
Gross profit                                          1,763,786       1,117,495

Operating costs and expenses:
Sales and marketing expenses                          1,108,246       1,102,037
General and administrative expenses                     577,222         556,179
Research and development expenses                       725,647         646,123
                                                   ------------    ------------
Loss from operations                                   (647,329)     (1,186,844)

Interest expense, net                                   (54,466)        (90,010)
Other income, net                                           176           3,151
                                                   ------------    ------------
Net loss                                           $   (701,619)   $ (1,273,703)
                                                   ============    ============

Basic and diluted loss per share                   $      (0.05)   $      (0.11)
                                                   ============    ============

Weighted average shares outstanding used
to compute basic and diluted loss per share          14,507,402      12,095,549
                                                   ============    ============

        The accompanying notes are an integral part of these statements.

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                            For the Three Months Ended
                                                             March 31,       March 31,
                                                               2002            2001
                                                           ------------    ------------
Cash flows from operating activities:
Net loss                                                   $   (701,619)   $ (1,273,703)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization                                 182,654         210,480
  Non-cash compensation expense related to employee
agreement                                                        30,500              --
Changes in assets and liabilities:
  Decrease (increase) in accounts receivable                     59,352        (126,729)
  (Increase) in inventories                                    (110,849)       (315,957)
  Decrease (increase) in prepaid expenses and other
    current assets                                                8,909         (74,610)
  Decrease in deferred tax asset                                474,688         419,031
  Decrease in other assets                                       10,257           3,321
  Increase in amounts due to related parties                         --         291,001
  Increase in accounts payable                                  113,821          67,360
  (Decrease) increase in accrued expenses, deferred
    revenue, customer deposits, and accrued interest            (43,060)         44,487
                                                           ------------    ------------
         Net cash provided by (used in) operating
           activities                                      $     24,653    $   (755,319)
                                                           ------------    ------------

Cash flows from investing activities:
  Capital expenditures                                          (58,297)        (95,280)
  Patent costs                                                   (7,311)             --
                                                           ------------    ------------
         Net cash used in investing activities             $    (65,608)   $    (95,280)
                                                           ------------    ------------

Cash flows from financing activities:
  Proceeds from exercise of stock options                            --           1,600
  Net (payments) borrowings under term notes payable           (436,111)      1,571,529
  Net payments - revolving line of credit                            --        (761,560)
  Net proceeds from issuance of common stock, net of
    offering
         Expenses                                                    --       3,048,852
                                                           ------------    ------------
         Net cash (used in) provided by financing
           activities                                      $   (436,111)   $  3,860,421
                                                           ------------    ------------

Effect of exchange rate changes                                  (8,419)       (203,835)

Net  (decrease) increase in cash and cash equivalents          (485,485)      2,805,987
Cash and cash equivalents, beginning of period                2,343,303         302,279
                                                           ------------    ------------
Cash and cash equivalents, end of period                   $  1,857,818    $  3,108,266
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

      The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in EP MedSystems' Annual Report on Form 10-KSB/A for the year ended December 31, 2001 filed with the Securities and Exchange Commission.

Note 2. Inventories

      Inventories are valued at the lower of cost or market with cost being determined on a first-in, first-out basis. Inventories at March 31, 2002 consist of the following:

         Raw materials              $  1,135,177
         Work in process                 285,848
         Finished goods                  822,591
         Reserve for obsolescence      (111,206)
                                    ------------
                                    $  2,132,410
                                    ============

Note 3. Note payable

      On November 15, 2000, EP MedSystems, Inc. completed a debt financing for $3.2 million with Medtronic Asset Management, Inc., an affiliate of Medtronic, Inc., one of EP MedSystems' shareholders. Approximately $2.3 million was utilized to repay outstanding amounts on EP MedSystems' revolving credit facility with its bank. The note to Medtronic bears interest at the prime rate plus 2%. The principal and all accrued interest on the note are to be repaid on November 15, 2003 and the note is secured by a pledge by David Jenkins, EP MedSystems' Chief Executive Officer and a director and shareholder of EP MedSystems, of shares of common stock of a privately-held corporation. EP MedSystems received $1.6 million at closing and $1.6 million on January 17, 2001. In the first quarter of 2002, EP MedSystems accrued approximately $54,000 of interest expense related to this note.

      EP MedSystems entered into a financing arrangement with a bank in March 1999, consisting of a $2,000,000 revolving line of credit and a $500,000 term loan, secured by a lien on EP MedSystems' facility in West Berlin, New Jersey and the machinery, equipment and inventory located there. The Company borrowed approximately $2 million under the revolving line of credit, which was subsequently repaid (as discussed above). The related term loan remained in place through the end of 2001, and was repaid in March 2002.

Note 4. Shareholder's Equity

Preferred Stock

      On October 23, 2001, EP MedSystems consummated the private sale and issuance of newly-designated Series A convertible preferred stock to Century Medical, Inc. ("CMI"), its Japanese distributor, and Medtronic, Inc. ("Medtronic"), a shareholder and creditor of the Company. An aggregate of 1,259,717 preferred shares were issued in the transactions. On December 31, 2001 each preferred share became convertible into equal shares of EP MedSystems common stock, at the option of the holder. In addition, the shares may be converted by EP MedSystems at any time after receipt from the United States Food and Drug Administration ("FDA") of 510K approval of EP MedSystems' ViewMate(TM) Ultrasound Imaging System device or of pre-market approval of EP MedSystems' ALERT(R) System device. The transaction with Century Medical, Inc. involved the sale of the shares of preferred stock at a price of $2.048 per share as well as an amendment to the Company's Distribution Agreement with CMI. The transaction with Medtronic involved the sale of preferred stock at a price of $1.781 per share. EP MedSystems received aggregate gross proceeds of $2,400,000 from the two transactions. The preferred stock is recorded in Stockholders' equity, net of issuance costs. In the first quarter, CMI converted all 585,938 shares of preferred stock issued to it into an equal number of shares of EP MedSystems' common stock.

Common Stock

      On March 28, 2001, EP MedSystems consummated the private sale and issuance to certain investors of 1,625,000 shares of common stock of EP MedSystems and warrants for 812,500 additional shares at a purchase price of $2.00 per share of common stock and warrants. The warrants have an exercise price of $4.00 per share. Among the investors is Cardiac Capital, LLC, a limited liability company, of which EP MedSystems' Chairman of the Board and Chief Executive Officer is a 50% owner. The Company received $3,250,000 in gross proceeds, which was used for working capital purposes.

      On June 11, 2001, EP MedSystems entered into a common stock purchase agreement with Fusion Capital Fund II, LLC ("Fusion Capital"), under which Fusion Capital has committed to purchase, upon request of EP MedSystems, on each trading day during the 25-month term of the agreement, $20,000 of EP MedSystems' common stock, up to an aggregate of $10 million. The Board of Directors authorized the sale to Fusion Capital of up to 2,700,000 shares (19.9% of EP MedSystems' outstanding shares of common stock on the date that we entered into the common stock purchase agreement), of EP MedSystems' common stock (inclusive of 225,000 shares issued to Fusion Capital as a commitment fee).

      The $20,000 daily maximum purchase amount may be increased if the Company's stock price reaches at least $5.00 per share for 5 consecutive trading days; the increase may be to any amount above the $20,000 up to the aggregate amount then remaining available under the agreement. The Company has not yet sold any shares to Fusion Capital under this agreement and, as such, unless the share price of EP MedSystems' stock price reaches $5.00 during the remainder of the term, the maximum remaining amount available under this agreement will not be the $10 million aggregate amount, but some lesser amount determined by the maximum purchase amount multiplied by the number of days remaining under the term of the agreement up to the 2,700,000 shares currently registered. This agreement may be extended at the option of EP MedSystems for an additional six months upon the maturity date of the aggreement.

      The 2,700,000 shares of our common stock that may be issued under this agreement includes 225,000 shares of common stock issued to Fusion Capital as compensation for its purchase commitment. The 225,000 commitment fee shares were recorded at the fair market value of approximately $555,000 as a separate line item labeled "Deferred Offering Costs" in Shareholders' Equity. The shares were valued using the closing market price of EP MedSystems' stock at each of June 11, 2001, the date on which the agreement was executed, and on October 31, 2001, the date on which the second tranche of the commitment fee was issued, in accordance with APB No. 25. In addition, the Company paid approximately $480,000 related to the filing, legal, and accounting expenses associated with this transaction, which is recorded in Other Assets on the Balance Sheet. The Company intends to reclassify the balances from Deferred Offering Costs (in Shareholders' Equity and Other Assets) to Additional Paid-In Capital, as $1 million of shares are sold to Fusion Capital. If, at any time, the Company determines that it is no longer probable that it will sell shares of its stock to Fusion Capital, the Company will expense any remaining amounts of Deferred Offering Costs.

Note 5. Stock Compensation

      In connection with the Company's hiring of a new President and Chief Operating Officer in the third quarter of 2001, EP MedSystems entered into certain employment arrangements with the executive pursuant to which the executive purchased 100,000 shares of EP MedSystems' common stock at $2.20 per share, received a five-year warrant, which vested immediately, to purchase an additional 100,000 shares of EP MedSystems' common stock, at an exercise price of $2.75 per share, and was granted an option under the Company's Long Term Incentive program, vesting over four years, to purchase 100,000 shares at an exercise price of $1.91 per share (the stock price as of grant date). In connection with the stock purchase, EP MedSystems provided the executive with a two-year, interest-free, non-recourse loan in the amount of $220,000, which is secured by a pledge to EP MedSystems of the shares. The principal balance of the loan is forgiven ratably over the term of the loan. If the executive terminates his employment prior to August 20, 2003, the remaining principal balance not forgiven, would be due and payable. The loan is forgiven, in whole, on August 20, 2003.

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

These shares are re-measured on a quarterly basis and compensation expense is determined as the difference between the fair market value and the purchase price of the stock at the end of the reporting period. The purchase price is adjusted downward in conjunction with the loan amount forgiven on a quarterly basis as defined in the promissory note.

Note 6. Other

      During the quarters ended March 31, 2002 and 2001, the Company received approximately $475,000 and $419,000, respectively, in cash related to the sale of a portion of its cumulative unused New Jersey State Net Operating Loss carryforwards for its statutory subsidiaries. The sales of the cumulative net operating losses are a result of a New Jersey State law enacted January 1, 1999 allowing emerging technology and biotechnology companies to transfer or "sell" their unused New Jersey State Net Operating Loss carryforwards and New Jersey research and development tax credits to any profitable New Jersey company qualified to purchase them for cash. As of December 31, 2001 and 2000, the Company had recorded approximately $475,000 and $419,000, respectively, in deferred tax assets related to these sales. These deferred tax assets were reversed upon receipt of cash from the sales of these benefits to third parties in the quarters ended March 31, 2002 and 2001.

Note 7. Industry Segment and Geographic Information

      EP MedSystems manages its business based on one reportable segment, the manufacture and sale of cardiac electrophysiology products. EP MedSystems' chief operating decision-makers use consolidated results to make operating and strategic decisions.

      The following table sets forth product sales by geographic segment for the three months ended March 31,

                                                 2002              2001
                                              -----------        ---------
             United States                    $ 1,873,000        $ 595,000
             Europe/Middle East                   571,000          723,000
             Asia and Pacific Rim                 545,000          750,000
                                              -----------      -----------
                                              $ 2,989,000      $ 2,068,000
                                              ===========      ===========

      Sales of EP MedSystems' cardiac electrophysiology devices and related catheters aggregated $2,705,000 and $284,000, respectively, for the three months ended March 31, 2002 and $1,718,000 and $350,000, respectively, for the comparable period in 2001. EP MedSystems' long-lived assets are located in the U.S.

      Net sales for the three months ended March 31, 2002 were billed in two currencies: $2,835,000 in U.S. dollars and 197,000 in Euro. Management has determined the impact of foreign currency risk on sales to be minimal since a majority of sales are billed in U.S. dollars. EP MedSystems does incur translation gains/losses, which are recorded in Stockholder's Equity. Cumulative translation losses amounted to $89,000 as of March 31, 2002. In addition, the Company had not entered into any derivative financial instruments for hedging or other purposes.

Note 8. Net Loss Per Share

      Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding. Due to the losses incurred for the quarter, diluted net loss per share does not differ from basic net loss per share, since potential shares of common stock from the exercise of stock options and warrants are anti-dilutive for all periods presented. Accordingly, potential common shares of 2,635,294 and 2,205,758 for the three months ended March 31, 2002 and 2001, respectively, have been excluded from the diluted per share calculation.

Note 9. Comprehensive Income

      For the period ended March 31, 2002 and 2001, EP MedSystems' comprehensive income approximated net income, except for foreign currency translation adjustments. The comprehensive losses for the periods ended March 31, 2002 and 2001 were $710,000 and $1,478,000, respectively.

Note 10. Adoption of SFAS No. 142

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 142 supercedes Accounting Principles Board Opinion No. 17, "Intangible Assets." SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001, therefore, the Company adopted SFAS No. 142 on January 1, 2002. The primary changes made by SFAS No. 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. In connection with the adoption of this standard, EP MedSystems' unamortized goodwill balance is no longer amortized, but will continue to be tested for impairment. EP MedSystems plans to test impairment of goodwill, at least annually, using a two-step impairment test consisting of comparing goodwill fair value and book value of determined reporting units and, if applicable, measuring the excess of the recorded amount of goodwill with its implied fair value. The Company is in the process of applying the impairment test of SFAS No. 142, and expects to complete this in the second quarter of 2002.

      The following table presents the impact of SFAS No. 142 on net loss and loss per share had the standard been in effect for the first quarter of 2002.

                                                      For the quarter ended
                                                             March 31,
                                                   ----------------------------
                                                        2002            2001
                                                   ------------    ------------
Reported net loss                                  $   (701,619)   $ (1,273,703)
Add back:  Goodwill amortization                             --          12,903
                                                   ------------    ------------
Adjusted net loss                                  $   (701,619)   $ (1,260,800)
Basic and diluted loss per share:
Reported net loss                                  $      (0.05)   $      (0.11)
Goodwill amortization                                        --          (0.001)
                                                   ------------    ------------
Adjusted net loss                                  $      (0.05)   $      (0.11)

For the quarters ended March 31, 2002 and 2001, EP MedSystems recorded approximately $10,000 and $9,000 in amortization expense for other intangible assets.

Note 11. Recently Issued Accounting Standards

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

      In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 applies to all long-lived assets, including discontinued operations, and consequently amends Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Based on SFAS No. 121, SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, therefore EP MedSystems adopted the standard on January 1, 2002. The adoption had no impact on its results of operations, financial position or cash flows.

      On April 30, 2002, the FASB issued Statement No. 145, "Recission of FASB Statements No. 4, 44, 64, Amendment of FASB No. 13 and Technical Corrections" ("SFAS No. 145"). This statement eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and classified as an extraordinary item, net of the related income tax. In addition, SFAS No.145 requires that capital leases that are modified so that the resulting lease agreement is classified as an operating lease be accounted for in the same manner as sale-lease back transactions. SFAS No.145 is generally effective for transactions occurring after May 15, 2002. The Company does not expect that the adoption of SFAS No. 145 will have a material impact on its results of its operations, financial position or cash flows.

Note 12. Subsequent Events

      In April 2002, at Medtronic's request, the Company converted 300,000 shares of its designated Series A convertible preferred stock to common shares of EP MedSystems. The converted shares of both CMI and Medtronic were registered for resale by EP MedSystems under a registration statement which was declared effective by the SEC in May 2002.

ITEM 2. Management's Discussion and Analysis or Plan of Operation

Overview

      EP Med was incorporated in January 1993 and operates in a single industry segment. We develop, manufacture, market and sell a line of products for the cardiac electrophysiology market used to diagnose, monitor and treat irregular heartbeats known as arrhythmias. Since EP Med's inception, we have acquired technology and marketing rights, have developed new products and have begun marketing various electrophysiology products, including the EP-WorkMate(R) computerized electrophysiology workstation, the EP-3(TM) Stimulator, diagnostic electrophysiology catheters and the ALERT(R) System, including the ALERT(R) Companion and ALERT(R) internal cardioversion catheters and related disposable supplies. To date, these products have generated nearly all of EP Med's sales.

      EP Med's leading diagnostic product is the EP-WorkMate(R), a computerized electrophysiology workstation that monitors, displays and stores cardiac electrical activity and arrhythmia data. The EP-WorkMate(R) offers, among other features, display and storage of up to 192 intracardiac signals, real-time analysis and integration with our own proprietary systems, such as the EP-3(TM) Stimulator, as well as with other technologies and systems. The EP-3(TM) Stimulator is a computerized signal generator and processor which, when integrated with the EP-WorkMate(R), is used to stimulate the heart with electrical impulses in order to locate arrhythmia. For the three months ended March 2002, the EP-WorkMate(R) and EP-3(TM) Stimulator accounted for approximately 90% of EP Med's total sales. EP Med also markets a line of diagnostic electrophysiology catheters for stimulation and sensing of electrical signals during electrophysiology studies, which represented approximately 4% of EP Med's total sales revenues for the three months ended March 2002.

      We have identified the diagnosis and treatment of atrial fibrillation, a particular type of arrhythmia, as a primary focus for our ongoing development efforts. Atrial fibrillation is a condition where erratic electrical signals are present within the atria, the upper chambers of the heart, causing fibrillation, rapid or quivering, of the atria, which prevents the atria from providing appropriate blood flow output. In an effort to address this medical condition, we have developed a new product for internal cardioversion of atrial fibrillation known as the ALERT(R) System, which uses a patented electrode catheter to deliver measured, low-energy bi-phasic electrical impulses directly to the inside of the heart to convert atrial fibrillation to a normal heart rhythm. We have obtained Class III Design Examination Certification from a European notified body allowing us to label the ALERT(R) System with a CE Mark, an international symbol of adherence to quality assurance standards, design reviews and hazard analysis, which permits us to sell the ALERT(R) System in the European Community. International sales of the ALERT(R) System and related catheters accounted for approximately 6% of EP Med's total sales revenues as of March 2002. The ALERT(R) System is not approved for sale in the United States, but we have completed clinical trials and have submitted our application for pre-market approval of the device to the U.S. Food and Drug Administration and have responded to FDA requests for supplemental information; we are awaiting further action on this application and on other regulatory matters. As such, approval to market and sell the ALERT(R) System in the U.S. may take until the second half of 2002 or later, if approved at all.

      We are also involved in the development of an intracardiac ultrasound product line including the ViewMate(TM) ultrasound imaging console and intracardiac imaging catheters. These products offer high-resolution, real-time ultrasound capability designed to improve a physician's or clinician's ability to visualize the inside of the chambers of the heart. We believe that the ViewMate(TM) Ultrasound System may play an important diagnostic role allowing more effective treatment options of complex cardiac arrhythmias such as ventricular tachyarrhythmia and atrial fibrillation. Our ultrasound products currently are not approved for sale. We expect to file our application for 510(k) approval and CE Mark authorization in the second half of 2002. We do not anticipate receiving approval to sell the ViewMate(TM) Ultrasound System until at least the fourth quarter of 2002, if approved at all.

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

Results of Operations for the Three-Month Period Ended March 31, 2002 Compared to the Three-Month Period Ended March 31, 2001.

      Net sales were $2,989,000 for the three months ended March 31, 2002 as compared to $2,068,000 for the comparable period in 2001. This increase is the result of a 47% increase in the number of EP-WorkMates(R) sold due to continued market acceptance of our new NT Platform coupled with improved sales efforts in our domestic market.

      Net sales for the three months ended March 2002 were billed in two currencies: $2,835,000 in U.S. dollars and 197,000 in Euro. Management has determined the impact of foreign currency risk on sales to be minimal since a majority of sales are billed in U.S. dollars. EP Med does incur translation gains/losses, which are recorded in Shareholder's Equity. EP Med's cumulative translation loss was $89,000 at March 31, 2002.

      Cost of products sold increased $274,000 (or 29%) to $1,225,000 for the three months ended March 31, 2002 as compared to the same period in 2001. This increase is primarily due to the increase in sales. Cost of products sold decreased as a percentage of sales from 46% to 41% primarily due to increased sales in the U.S. (which realize a higher average selling price than internationally), reductions in manufacturing labor costs (primarily resulting from the cost initiatives initiated in the fourth quarter of 2001) and lower raw material component costs.

      Gross profit on sales for the three months ended March 31, 2002 was $1,764,000 as compared with $1,117,000 for the same period in 2001. The gross profit improved as a percentage of sales from 54% to 59%, primarily as a result of the above mentioned cost improvements and the increased sales in the U.S. which realize a higher average selling price than internationally.

      Sales and marketing expenses increased $6,000 (or 1%) to $1,108,000 for the three months ended March 31, 2002 as compared to the same period in 2001. However, costs decreased as a percentage of total sales to 37% for the first quarter of 2002 as compared to 53% for the same period in 2001.

      General and administrative expenses increased $21,000 (or 4%) to $577,000 for the three months ended March 31, 2002 as compared to the first three months of 2001. This was primarily due to increased costs for insurance of $14,000 and foreign exchange losses of $15,000. Overall costs decreased as a percentage of total sales to 19% for the first quarter of 2002 as compared to 27% for the same period in 2001.

      Research and development expenses increased $80,000 (or 12%) to $726,000 for the three months ended March 31, 2002 as compared to the same period in 2001. This was the result of a $90,000 increase in salary expenses due to continued product development and increased staffing in the regulatory area. EP Med expects that research and development expenses are likely to increase in future periods, in part, due to ongoing expenses related to the ALERT(R) and ViewMate(TM) Ultrasound Systems, new product development activities and continued costs associated with the regulatory approval process.

      Interest expense net decreased $36,000 for the three months ended March 31, 2002 as compared to the same period in 2001. This was the result of over a 40% reduction in the prime interest rate in the first quarter of 2002 as compared with the first quarter 2001.

Liquidity and Capital Resources.

      Since EP Med's incorporation in January 1993, EP Med's expenses have exceeded sales resulting in an accumulated deficit of approximately $26.2 million at December 31, 2001 and approximately $26.9 million at March 31, 2002.

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

      On June 11, 2001, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC ("Fusion Capital"), under which Fusion Capital has committed to purchase, on each trading day during the 25-month term of the agreement, $20,000 of EP Med's common stock up to an aggregate of $10 million, subject to our right to suspend or terminate the agreement. The $20,000 daily maximum purchase amount may be increased if the share price of EP Med's common stock is at least $5.00 per day for 5 consecutive trading days; the increase may be to any amount above the $20,000 up to the aggregate amount then remaining available under the agreement. The Board of Directors authorized the sale to Fusion Capital of up to 2,700,000 shares of EP Med common stock (inclusive of 225,000 shares issued to Fusion Capital as a commitment fee). Sale of any additional shares would require shareholder approval. EP Med has not yet sold any shares to Fusion Capital under this agreement and, as such, unless the share price of EP Med's stock reaches the $5.00 threshold during the remainder of the term, the maximum amount of funds available to us under the agreement will not be the $10 million aggregate amount but some lesser amount determined by the daily maximum purchase amount multiplied by the number of days remaining under the term of the agreement up to the 2,700,000 shares currently registered. This agreement may be extended at the option of EP Med Systems for an additional six months upon the maturity date of the agreement.

      In light of the number of shares currently registered, liquidity to be afforded to EP Med in connection with the equity line with Fusion Capital is directly correlated to our stock price. The lower the price of our stock, the greater the number of shares that will need to be sold for us to obtain the same proceeds and, since a fixed number of shares have been registered (the 2,700,000 shares), the price of our stock will determine how much of the equity line is available to us absent shareholder approval to issue additional shares as required by the Nasdaq Marketplace Rules to which EP Med is subject. Assuming that we have an adequate number of shares of common stock to sell and that we stay in compliance with the agreement, depending on the price at which shares are sold, Fusion Capital could provide us with sufficient funding to sustain our operations for up to two years. Alternatively, as described above, a low stock price will limit the amount of proceeds available to us under the equity line (absent shareholder approval to issue a greater number of shares) and, thereby, the amount of time during which our operations will be sustained solely from funds under the equity line.

      As noted above, EP Med issued an aggregate of 225,000 shares of EP Med common stock to Fusion Capital as a commitment fee under the common stock purchase agreement and recorded the fair value of such shares of approximately $555,000 as a separate line item labeled "Deferred Offering Costs" in Shareholders' Equity. In addition, EP Med paid approximately $480,000 related to the filing, legal, and accounting expenses associated with this transaction, which is recorded in Other Assets on the Balance Sheet. EP Med intends to reclassify the balances from Deferred Offering Costs (in Shareholders' Equity and Other Assets) to Additional Paid-In Capital, as $1 million of shares are sold to Fusion Capital. If, at any time, EP Med determines that it is no longer probable that it will sell shares of its stock to Fusion Capital, any remaining amounts of Deferred Offering Costs will be expensed. EP Med currently intends to exercise its right to sell shares prior to the expiration of the agreement.

      We currently are negotiating with an institutional lender regarding a $2 million line of credit facility in order to supplement the amounts which may be available to us under the Fusion Capital equity line.

      In October 2001, EP Med consummated the private sale and issuance of newly-designated Series A convertible preferred stock to Century Medical, Inc. ("CMI"), its Japanese distributor, and Medtronic, Inc., a shareholder and creditor of EP Med. An aggregate of 1,259,717 shares was issued in the transactions. The preferred shares were issued to CMI at a price of $2.048 per share as well as an amendment to EP Med's Distribution Agreement with CMI, including an extension of the original Distribution Agreement. The transaction with Medtronic involved the sale of the shares of preferred stock at a price of $1.781 per share. EP Med received aggregate gross proceeds of $2.4 million from the two transactions.

      CMI converted all of its shares of Series A Preferred Stock into common shares of EP Med in the first quarter of 2002. Medtronic converted 300,000 of its stock of Series A Preferred Stock into common stock of EP Med in April
2002. The converted shares of both CMI and Medtronic were registered for resale by EP Med under a registration statement which was declared effective by the SEC in May 2002.

      In January 2002, EP Med received approximately $475,000 in cash related to the sale of a portion of its unused cumulative New Jersey Net Operating Loss carryforwards.

      Net cash provided by operating activities in the first quarter of 2002 amounted to $25,000 as compared with a net cash usage of $755,000 in the similar period in 2001. This improvement was primarily due to the $572,000 reduction in our net loss and a lower increase in inventories as compared to the first quarter of 2001. Payments to related parties are made on terms similar to those of other suppliers. Capital expenditures, net of disposals, were $58,000 for the three-month period ended March 31, 2002 as compared to $95,000 in 2001. We expect to purchase capital equipment and to expand our manufacturing and assembly capabilities as we continue to grow, however, we currently do not have any commitments for purchases. We lease office space and certain office equipment under operating leases.

      Working capital decreased $844,000 from December 31, 2001 to $5,971,000 at March 31, 2002. This is primarily due to (1) a $485,000 reduction in cash, primarily the result of the repayment of EP Med's term loan balance to Fleet; and (2) a $475,000 reduction in deferred tax assets due to the receipt from the sale of the New Jersey State Net Operating Loss noted above.

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

      EP Med has a history of operating losses and we expect to continue to incur operating losses in the near future as we continue to expend substantial funds for research and development, increased manufacturing activity and expansion of sales and marketing activities. The amount and timing of future losses will depend upon, among other things, the volume of sales of our existing products, the timing of regulatory approval and market acceptance of the ALERT(R) and ultrasound systems and of new products under development as well as EP Med's ability to establish, preserve and enforce intellectual property rights related to our products. There can be no assurance that any of our development projects will be successful or that if development is successful, that the products will generate any sales. Based upon our current plans and projections, we believe that our existing capital resources will be sufficient to meet our anticipated capital needs for at least the next twelve months.

Adoption of SFAS No. 142

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 142 supercedes Accounting Principles Board Opinion No. 17, "Intangible Assets." SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001, therefore, EP Med adopted SFAS No. 142 on January 1, 2002. The primary changes made by SFAS No. 142 are:
(1) goodwill and indefinite lived
intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. In connection with the adoption of this standard, EP Meds' unamortized goodwill balance is no longer amortized, but will continue to be tested for impairment. EP Med plans to test impairment of goodwill, at least annually, using a two-step impairment test consisting of comparing goodwill fair value and book value of determined reporting units and, if applicable, measuring the excess of the recorded amount of goodwill with its implied fair value. EP Med is in the process of applying the impairment test of SFAS No. 144 and expects to complete this in the second quarter of 2002.

Impact of Recently Issued Accounting Standards

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

      In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 applies to all long-lived assets, including discontinued operations, and consequently amends Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Based on SFAS No. 121, SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, therefore EP Med adopted the standard on January 1, 2002. The adoption had no impact on its results of operations, financial position or cash flows.

      On April 30, 2002, the FASB issued Statement No. 145, "Recission of FASB Statements No. 4, 44, 64, Amendment of FASB No. 13 and Technical Corrections" ("SFAS No. 145"). This statement eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and classified as an extraordinary item, net of the related income tax. In addition, SFAS No. 145 requires that capital leases that are modified so that the resulting lease agreement is classified as an operating lease be accounted for in the same manner as sale-lease back transactions. SFAS No.145 is generally effective for transactions occurring after May 15, 2002. EP Med does not expect that the adoption of SFAS No.145 will have a material impact on its results of its operations, financial position or cash flows.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

      There were no material developments in legal proceedings disclosed by EP Med in previous reports during the quarterly period ended March 31, 2002.

Item 2. Changes in Securities

      (a) Not applicable.

      (b) Not applicable.

      (c) Not applicable.

      (d) Not applicable.

Item 3. Defaults Upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security Holders

      (a) Not applicable.

      (b) Not applicable.

      (c) Not applicable.

      (d) Not applicable.

Item 5. Other Information

      In April 2002, EP Med filed a registration statement on Form S-3 with the Securities and Exchange Commission to register the shares of certain of its shareholders for resale. The registration statement was filed by EP Med pursuant to obligations under certain registration rights agreements between EP Med and each of the shareholders. Among the shareholders participating in the registration statement are Cardiac Capital, LLC, which purchased shares of common stock of EP Med in its private placement in March 2001, and Century Medical, Inc. and Medtronic, Inc., each of which purchased shares of EP Med's Series A convertible preferred stock in October 2001 and converted some or all of their respective holdings into common stock which was then registered. The registration statement was declared effective by the Securities and Exchange Commission on May 9, 2002.

      Also in April 2002, EP Med appointed Abhijeet Lele to its Board of Directors to fill the vacancy created by the sudden demise of Dr. Nigel Roberts last November. Mr. Lele is a general partner of each of EGS Private Healthcare Partnership and EGS Private Healthcare Partnership II, both private equity funds focusing on investments in private and public healthcare companies. Mr. Lele has previously acted as a consultant in the healthcare practice of McKinsey & Company and prior to that held operating positions in the pharmaceutical and biotechnology industries. He serves on the boards of several other companies, including Amarin Corporation and CryoCath Technologies, Inc., which are public. In connection with his appointment, Mr. Lele was granted an option under EP Med's Director Option Plan to purchase 60,000 shares of EP Med's common stock at an exercise price of $2.50, the closing price of the stock on the effective date of his appointment. As with all options granted under the Director Option Plan, Mr. Lele's options vest 1,000 shares per month.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      None.

(b)   Reports on Form 8-K.

      None.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            EP MEDSYSTEMS, INC.
                              (Registrant)

Date:  May 15, 2002            By:  /s/  David A. Jenkins
                                    ---------------------
                                    David A. Jenkins
                                    Chairman of the Board and Chief Executive
                                    Officer (Principal Executive Officer)

Date:  May 15, 2002            By:  /s/  Reinhard Schmidt
                                    ---------------------
                                    Reinhard Schmidt
                                    President and Chief Operating Officer and
                                    Director (Principal Executive Officer)

Date: May 15, 2002             By:  /s/  Joseph M. Turner
                                    ---------------------
                                    Joseph M. Turner
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)