Form 10QSB
period 2002-06-30
EP MEDSYSTEMS INC
filed 2002-08-14
CIK 1012394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the period ended: June 30, 2002
                                -------------

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from __________ to __________

                         Commission File Number: 0-28260
                                                 -------

                               EP MEDSYSTEMS, INC.
                               -------------------
        (Exact name of small business issuer as specified in its charter)

         New Jersey                                         22-3212190
         -----------                                        ----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

100 Stierli Court, Mount Arlington, New Jersey            07856
----------------------------------------------            -----
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
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.    Yes    No
                                              ---    ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                           Outstanding at August 5, 2002
-----                                           -----------------------------
Common Stock, without par value                      14,963,652 shares

     Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                   ---   ---

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                                    CONTENTS

PART I  -- Financial INFORMATION                                           Page
                                                                           -----

     Item 1. Financial Statements

          Consolidated Balance Sheet at June 30, 2002 (unaudited)              3

          Consolidated Statements of Operations for three months ended
          June 30, 2002 and 2001 (unaudited)                                   4

          Consolidated  Statements  of  Operations  for the six months
          ended June 30, 2002 and 2001 (unaudited)                             5

          Consolidated  Statements  of Cash  Flows for the six  months
          ended June 30, 2002 and 2001 (unaudited)                             6

          Notes to Consolidated Financial Statements (unaudited)            7-14

     Item 2. Management's Discussion and Analysis or Plan of Operation     14-23


PART II  -- OTHER INFORMATION

     Item 1. Legal Proceedings                                                24

     Item 2. Changes in Securities                                            24

     Item 3. Defaults Upon Senior Securities                                  24

     Item 4. Submission of Matters to a Vote of Security Holders              24

     Item 5. Other Information                                             24-25

     Item 6. Exhibits and Reports on Form 8-K                                 25

     Signatures                                                               26

     Exhibit Index                                                            27

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                            JUNE 30,
                                                              2002
                                                          ------------
ASSETS                                                    (unaudited)
Current assets:
  Cash and cash equivalents                               $  1,610,742
  Accounts receivable, net of allowances for
       doubtful accounts of $76,075                          3,057,830
  Inventory, net                                             2,322,863
  Prepaid expenses and other current assets                    623,879
                                                          ------------
          Total current assets                               7,615,314

  Property and equipment, net                                1,979,420
  Goodwill, net                                                341,730
  Intangible assets, net                                        27,432
  Other assets                                                 417,563
                                                          ------------
          Total assets                                    $ 10,381,459
                                                          ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                        $  1,359,460
  Accrued expenses and other current liabilities               366,116
  Deferred warranty revenue, current                            41,119
  Customer deposits                                            330,841
                                                          ------------
          Total current liabilities                          2,097,536

  Accrued interest on long term debt, non-current              412,206
  Deferred warranty revenue, non-current                       308,761
  Note payable to Medtronic, Inc.                            3,200,000
                                                          ------------
          Total liabilities                               $  6,018,503
                                                          ------------

Commitments and contingencies                                       --

Shareholders' equity:
  Preferred Stock, no par value, 5,000,000 shares
      authorized, 373,779 shares issued and outstanding   $    618,161
  Common stock, $.001 stated value, 25,000,000
      shares authorized, 14,963,652 shares issued
      and outstanding                                           14,964
  Additional paid-in capital                                32,039,620
  Deferred offering costs                                     (554,515)
  Receivable from executive officer                           (265,000)
  Accumulated deficit                                      (27,490,274)
                                                          ------------
          Total shareholders' equity                         4,362,956
                                                          ------------
          Total liabilities and shareholders' equity      $ 10,381,459
                                                          ============


    The accompanying notes are an integral part of this statement.

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 FOR THE THREE MONTHS ENDED
                                                 JUNE 30,         JUNE 30,
                                                  2002             2001
                                              ------------    ------------

Net sales                                     $  3,095,109    $  2,413,418
Cost of products sold                            1,302,737       1,131,148
                                              ------------    ------------
   Gross profit                                  1,792,372       1,282,270

Operating costs and expenses:
Sales and marketing expenses                     1,085,210       1,184,233
General and administrative expenses                461,476         524,029
Research and development expenses                  832,265         652,319
                                              ------------    ------------
   Loss from operations                           (586,579)     (1,078,311)

Interest expense, net                              (52,680)        (79,641)
Other income (expense), net                          5,194         (13,475)
                                              ------------    ------------
   Net loss                                   $   (634,065)   $ (1,171,427)
                                              ============    ============

Basic and diluted loss per share              $       (.04)   $       (.09)
                                              ============    ============

Weighted average shares outstanding used
to compute basic and diluted loss per share     14,838,377      13,668,923
                                              ============    ============

   The accompanying notes are an integral part of these statements.

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                FOR THE SIX MONTHS ENDED
                                                 JUNE 30,        JUNE 30,
                                                  2002            2001
                                              ------------    ------------

Net sales                                     $  6,084,084    $  4,481,741
Cost of products sold                            2,527,926       2,081,976
                                              ------------    ------------
   Gross profit                                  3,556,158       2,399,765

Operating costs and expenses:
Sales and marketing expenses                     2,193,456       2,286,270
General and administrative expenses              1,038,698       1,080,208
Research and development expenses                1,557,912       1,298,442
                                              ------------    ------------
   Loss from operations                         (1,233,908)     (2,265,155)

Interest expense, net                             (107,144)       (169,651)
Other income (expense), net                          5,370         (10,324)
                                              ------------    ------------
   Net loss                                   $ (1,335,682)   $ (2,445,130)
                                              ============    ============

Basic and diluted loss per share              $       (.09)   $       (.19)
                                              ============    ============

Weighted average shares outstanding used
to compute basic and diluted loss per share     14,673,804      12,882,236
                                              ============    ============

   The accompanying notes are an integral part of these statements.

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   FOR THE SIX MONTHS ENDED
                                                                    JUNE 30,       JUNE 30,
                                                                      2002          2001
                                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                          $(1,335,682)   $(2,445,130)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization                                       344,828        420,453
  Non-cash compensation expense related to employee agreement          27,000             --
Changes in assets and liabilities:
  Decrease (increase) in accounts receivable                          739,192       (325,059)
  Increase in inventories                                            (301,502)      (306,301)
  Increase in prepaid expenses and other
    current assets                                                   (115,839)      (456,243)
  Decrease in deferred tax asset                                      474,688        419,031
  Increase in other assets                                             (5,437)            --
  Increase in amounts due to related parties                               --            (75)
  Increase in accounts payable                                        121,972        275,465
  (Decrease) increase in accrued expenses, deferred
    revenue, customer deposits, and accrued interest                 (138,218)       269,852
                                                                  -----------    -----------
          NET CASH USED IN OPERATING ACTIVITIES                   $  (188,998)   $(2,148,007)
                                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                (94,290)      (204,985)
  Patent costs                                                         (7,311)            --
                                                                  -----------    -----------
         NET CASH USED IN INVESTING ACTIVITIES                    $  (101,601)   $  (204,985)
                                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                                 --          1,600
   Net (payments) borrowings under term notes payable                (436,111)     1,560,594
   Net payments - revolving line of credit                                 --       (761,560)
   Net  proceeds from issuance of common stock, net of offering
          expenses                                                         --      2,994,703
                                                                  -----------    -----------
         NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES      $  (436,111)   $ 3,795,337
                                                                  -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES                                        (5,851)      (262,259)
                                                                  -----------    -----------

NET  (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                (732,561)     1,180,086
Cash and cash equivalents, beginning of period                      2,343,303        302,279
                                                                  -----------    -----------
Cash and cash equivalents, end of period                          $ 1,610,742    $ 1,482,365
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

     The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in EP MedSystems' (the "Company") Annual Report on Form 10-KSB/A for the year ended December 31, 2001 filed with the Securities and Exchange Commission ("SEC" or "Commission").

NOTE 2.  INVENTORIES

     Inventories are valued at the lower of cost or market with cost being determined on a first-in, first-out basis. Inventories at June 30, 2002 consist of the following:

               Raw materials              $ 1,315,409
               Work in process                325,225
               Finished goods                 793,435
               Reserve for obsolescence      (111,206)
                                          -----------
                                          $ 2,322,863
                                          ===========


NOTE 3.  NOTE PAYABLE

     On November 15, 2000, EP MedSystems, completed a debt financing for $3.2 million with Medtronic Asset Management, Inc., an affiliate of Medtronic, Inc., one of EP MedSystems' shareholders. Approximately $2.3 million was utilized to repay outstanding amounts on EP MedSystems' revolving credit facility with its bank. The note to Medtronic Asset Management, Inc. bears interest at the prime rate plus 2%. The principal and all accrued interest on the note are to be repaid on November 15, 2003 and the note is secured by a pledge by David Jenkins, EP MedSystems' Chairman of the Board and Chief Executive Officer, of shares of common stock of a privately-held corporation. EP MedSystems received $1.6 million at closing and $1.6 million on January 17, 2001. For the six months ended June 30, 2002, EP MedSystems accrued approximately $109,000 of interest expense related to this note.

     EP MedSystems entered into a financing arrangement with a bank in March 1999, consisting of a $2,000,000 revolving line of credit and a $500,000 term loan, secured by a lien on EP MedSystems' facility in West Berlin, New Jersey and the machinery, equipment and inventory located there. EP MedSystems borrowed approximately $2 million under the revolving line of credit, which was subsequently repaid with the proceeds of the Medtronic note payable discussed above. The related term loan remained in place through the end of 2001, and was repaid in March 2002.

NOTE 4.  SHAREHOLDER'S EQUITY

PREFERRED STOCK

     On October 23, 2001, EP MedSystems consummated the private sale and issuance of newly-designated Series A convertible preferred stock to Medtronic, Inc. ("Medtronic"), a shareholder and creditor of EP MedSystems, and Century Medical, Inc. ("CMI"), its Japanese distributor. An aggregate of 1,259,717 preferred shares were issued in the transactions. On December 31, 2001 each preferred share became convertible into equal shares of EP MedSystems common stock, at the option of the holder. In addition, the shares may be converted by EP MedSystems at any time after receipt from the United States Food and Drug Administration ("FDA") of 510K approval of EP MedSystems' ViewMate(TM) Ultrasound Imaging System device or of pre-market approval of EP MedSystems' ALERT(R) System device. The transaction with CMI involved the sale of the shares of preferred stock at a price of $2.048 per share as well as an amendment to EP MedSystems' Distribution Agreement with CMI. The transaction with Medtronic involved the sale of preferred stock at a price of $1.781 per share. EP MedSystems received aggregate gross proceeds of $2,400,000 from the two transactions. The preferred stock is recorded in Stockholders' Equity, net of issuance costs. In the first quarter of 2002, CMI converted all 585,938 shares of preferred stock into an equal number of shares of EP MedSystems' common stock. In the second quarter of 2002, Medtronic converted 300,000 shares of preferred stock into an equal number of EP MedSystems' common stock. The converted shares of both CMI and Medtronic were registered for resale by EP MedSystems pursuant to a registration statement on Form S-3, which was declared effective by the SEC in May 2002.

COMMON STOCK

     On March 28, 2001, EP MedSystems consummated the private sale and issuance to certain investors of 1,625,000 shares of common stock of EP MedSystems and warrants for 812,500 additional shares at a purchase price of $2.00 per share of common stock and warrants. The warrants have an exercise price of $4.00 per share. Among the investors is Cardiac Capital, LLC, a limited liability company, of which EP MedSystems' Chairman of the Board and Chief Executive Officer is a 50% owner. EP MedSystems received $3,250,000 in gross proceeds, which was used for working capital purposes.

     On June 11, 2001, EP MedSystems entered into a common stock purchase agreement with Fusion Capital Fund II, LLC ("Fusion Capital"); the related shares of which were registered on Form SB-2 and declared effective by the SEC in October 2001. In June 2002, EP MedSystems amended the common stock purchase agreement to, among other things, extend the term of the agreement, establish a minimum selling price, and revise the daily purchase amounts. Because of the amendment made to the original agreement, EP Medsystems was required to withdraw the registration statement previously filed with respect to the Fusion Capital shares, and in lieu thereof, the Company filed a new registration statement on Form SB-2 with the Securities and Exchange Commission on July 30, 2002. EP MedSystems then further amended the agreement to fix the purchase price floor at $1.00 per share, and EP MedSystems then filed an amendment to the July 30, 2002 filing on Form SB-2. This new registration statement was declared effective on August 13, 2002. Under the registration statement, Fusion Capital is offering for sale up to 2,700,000 shares of EP MedSystems' common stock, which it has or may in the future, acquire from the Company under the common stock purchase agreement. The shares being offered by Fusion Capital consist of up to 2,475,000 shares of common stock that Fusion Capital may purchase from EP MedSystems at a purchase price based on the future market price of the Company's common stock and 225,000 shares of common stock issued to Fusion Capital as compensation for its purchase commitment under the common stock purchase agreement. Under the common stock purchase agreement EP MedSystems generally has the right, but not the obligation, to sell to Fusion Capital on each trading day $25,000 of common stock up to an aggregate of $10 million worth of the Company's common stock. If the market price of EP Medsystems' common stock is at or above $3.00 for a specified period, the Company may increase the daily purchase amount in its sole option by $5,000 for every $.50 increase in the threshold price of the Company's common stock above $2.50. If on any trading day the purchase price of the common stock is less than $1.00 per share, no shares may be sold to Fusion Capital under the common stock purchase agreement on such day. The term of the agreement with Fusion Capital is for 31 months, commencing as of October 2001, subject to EP MedSystems' right to extend the agreement for an additional 6 months. To date, EP MedSystems has not sold any of its common stock under the common stock purchase agreement.

     Since EP MedSystems only registered 2,475,000 shares for sale by Fusion Capital (exclusive of the 225,000 shares issued to Fusion Capital as a commitment fee), the selling price of the Company's common stock to Fusion Capital will have to average at least $4.04 per share for the Company to receive the maximum proceeds of $10 million without registering additional shares of common stock. Also, in the event that the Company decides to issue more than 2,716,144 shares (19.9% of the Company's outstanding shares of common stock on the date EP MedSystems entered into the common stock purchase agreement), the Company would be required to seek shareholder approval in order to be in compliance with Nasdaq National Market rules.

     In light of the set number of shares being registered, funding to be afforded to EP MedSystems in connection with the agreement with Fusion Capital is directly correlated to the Company's stock price. The lower the price of the Company's stock, the greater the number of shares that will need to be sold to obtain the same proceeds and, since a fixed number of shares are being registered for sale to Fusion Capital (the 2,475,000 shares), the price of the Company's stock will determine the amount of the proceeds available absent registering additional shares and obtaining shareholder approval to issue more than 2,716,144 shares. Assuming that EP MedSystems has an adequate number of shares of common stock to sell, the price of the Company's common stock stays above the floor price of $1.00 per share and that EP MedSystems stays in compliance with the agreement, depending on the price at which shares are sold, Fusion Capital could provide the Company with sufficient funding to sustain operations for approximately two years. Alternatively, as described above, a low stock price will limit the amount of proceeds available to the Company under the agreement (absent shareholder approval to issue a greater number of shares) and, thereby, the amount of time during which EP MedSystems' operations will be sustained solely from funds under the agreement.

     As noted above, EP MedSystems issued an aggregate of 225,000 shares of common stock to Fusion Capital as a commitment fee under the common stock purchase agreement and recorded the fair value of such shares of approximately $555,000 as a separate line item labeled "Deferred Offering Costs" in Shareholders' Equity. In addition, EP MedSystems paid approximately $480,000 related to the filing, legal, and accounting expenses associated with this transaction, which is recorded in Other Assets on the Balance Sheet. EP MedSystems intends to reclassify the balances from Deferred Offering Costs (in Shareholders' Equity and Other Assets) to Additional Paid-In Capital, as $1 million of shares are sold to Fusion Capital. If, at any time, EP MedSystems determines that it is no longer probable that it will sell shares of its stock to Fusion Capital, any remaining amounts of Deferred Offering Costs will be expensed. EP MedSystems currently intends to exercise its right to sell shares prior to the expiration of the agreement.

NOTE 5. STOCK COMPENSATION

     In connection with the hiring of a new President and Chief Operating Officer in the third quarter of 2001, EP MedSystems entered into certain employment arrangements with the executive pursuant to which the executive purchased 100,000 shares of EP MedSystems' common stock at $2.20 per share, received a five-year warrant, which vested immediately, to purchase an additional 100,000 shares of EP MedSystems' common stock, at an exercise price of $2.75 per share, and was granted an option under EP MedSystems' Long Term Incentive program, vesting over four years, to purchase 100,000 shares at an exercise price of $1.91 per share (the stock price as of grant date). In connection with the stock purchase, EP MedSystems provided the executive with a two-year, interest-free, non-recourse loan in the amount of $220,000, which was secured by a pledge to EP MedSystems of the shares. The principal balance of the loan was to be forgiven ratably over the term of the loan. In July 2002, EP MedSystems and the executive agreed to rescind the stock purchase transaction with respect to 75,000 of the shares (the portion which had not already been paid for through forgiveness of the loan) and to cancel the unpaid portion of the loan. A new grant was made to the executive of an incentive stock option to purchase 75,000 shares of common stock pursuant to the 2002 Stock Option Plan (subject to shareholder approval of such plan at the 2002 annual meeting of shareholders) at an exercise price equal to $2.20 per share (the original purchase price established in connection with the executive's stock purchase rights and greater than the fair market value of the common stock on the date of grant of the stock option). There may be a compensation charge if the share price on August 29, 2002 (the date of the 2002 annual meeting of shareholders) is greater than $2.20 which would be amortized over the vesting period. This stock option vests over four years from the date of grant.

     Until the stock purchase transaction was rescinded in July 2002, EP MedSystems determined that the treatment for the valuing and recording of the restricted shares purchased would be similar to the accounting for stock options that qualify for variable plan accounting pursuant to footnote 2 of APB No. 25. Based on the purchase price of the shares of common stock at the time of issuance, the intrinsic value of these instruments was zero and, as such, no compensation expense was recorded. These shares were re-measured on a quarterly basis and compensation expense was determined as the difference between the fair market value and the purchase price of the stock at the end of the reporting period. The purchase price was adjusted downward in conjunction with the loan amount forgiven on a quarterly basis as defined in the promissory note. For the six months ended June 30, 2002, EP MedSystems recorded $55,000 in compensation expense related to the forgiven portion of the note and a recorded a gain on the fair market value adjustment of $28,000.

NOTE 6. SALE OF STATE NET OPERATING LOSSES

     During the six months ended June 30, 2002 and 2001, EP MedSystems received approximately $475,000 and $419,000, respectively, related to the sale of a portion of its cumulative unused New Jersey State Net Operating Loss carryforwards for its statutory subsidiaries. The sales of the cumulative net operating losses are a result of a New Jersey State law enacted January 1, 1999 allowing emerging technology and biotechnology companies to transfer or "sell" their unused New Jersey State Net Operating Loss carryforwards and New Jersey research and development tax credits to any profitable New Jersey company qualified to purchase them for cash. As of December 31, 2001 and 2000, EP
MedSystems had recorded approximately $475,000 and $419,000, respectively, in deferred tax assets related to these sales. These deferred tax assets were reversed upon receipt of cash from the sales of these benefits to third parties in the six months ended June 30, 2002 and 2001.

NOTE 7. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

     EP MedSystems manages its business based on one reportable segment, the manufacture and sale of cardiac electrophysiology products. EP MedSystems' chief operating decision-makers use consolidated results to make operating and strategic decisions.

     The following table sets forth product sales by geographic segment for the three and six months ended June 30, 2002 and 2001.



                           FOR THE SIX MONTHS
                             ENDED JUNE 30
                          2002          2001
                          ----          ----
United States          $3,705,000   $2,427,000
Europe/Middle East      1,309,000    1,287,000
Asia and Pacific Rim    1,070,000      768,000
                       ----------   ----------
                       $6,084,000   $4,482,000
                       ==========   ==========

     Sales of EP MedSystems' cardiac electrophysiology equipment and related catheters aggregated approximately $5,487,000 and $597,000, respectively, for the six months ended June 30, 2002 and $3,863,000 and $619,000, respectively, for the comparable period in 2001. EP MedSystems' long-lived assets are located in the U.S.

     Net sales for the six months ended June 30, 2002 were billed in two currencies: $5,831,000 in U.S. dollars and 304,000 in Euro. Management has determined the impact of foreign currency risk on sales to be minimal since a majority of sales are billed in U.S. dollars. EP MedSystems does incur translation gains/losses, which are recorded in Stockholder's Equity. Cumulative translation losses amounted to approximately $86,000 as of June 30, 2002. In addition, EP MedSystems had not entered into any derivative financial instruments for hedging or other purposes.

NOTE 8. NET LOSS PER SHARE

     Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding. Due to the losses incurred for the quarter, diluted net loss per share does not differ from basic net loss per share, since potential shares of common stock from the exercise of stock options and warrants are anti-dilutive for all periods presented. Accordingly, potential common shares of 2,680,294 and 2,285,758 for the six months ended June 30, 2002 and 2001, respectively, have been excluded from the diluted per share calculation.

NOTE 9. COMPREHENSIVE INCOME

     For the six months ended June 30, 2002 and 2001, EP MedSystems' comprehensive income approximated net income, except for foreign currency translation adjustments. The comprehensive losses for the six months ended June 30, 2002 and 2001 were approximately $1,342,000 and $2,445,000, respectively.

NOTE 10.  ADOPTION OF SFAS NO. 142

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 142 supercedes Accounting Principles Board Opinion No. 17, "Intangible Assets." SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001, therefore, EP MedSystems adopted SFAS No.142 on January 1, 2002. The primary changes made by SFAS No. 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. In connection with the adoption of this standard, EP MedSystems' unamortized goodwill balance is no longer amortized, but will continue to be tested for impairment. EP MedSystems plans to test impairment of goodwill, at least annually, using a two-step impairment test consisting of comparing goodwill fair value and book value of determined reporting units and, if applicable, measuring the excess of the recorded amount of goodwill with its implied fair value. During the second quarter of 2002, EP MedSystems completed the transitional goodwill impairment test and, determined that as of January 1, 2002, the fair value of goodwill exceeds its carrying value. Therefore, EP MedSystems has not recorded any goodwill transitional impairment loss and step two of the transitional test is not required.

     The following table presents the impact of SFAS No. 142 on net loss and loss per share had the standard been in effect for the three and six month period ended June 30, 2002 and 2001:



                                     FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                              JUNE 30,                     JUNE 30
                                        2002           2001          2002           2001
                                        ----           ----          ----           ----
Reported net loss                  $  (634,065)   $(1,171,427)   $(1,335,682)   $(2,445,130)
Add back:  Goodwill amortization            --         12,903             --         25,804
                                   -----------    -----------    -----------    -----------
Adjusted net loss                  $  (634,065)   $(1,158,524)   $(1,335,682)   $(2,419,326)

Basic and diluted loss per share:
  Reported net loss                      $(.04)         $(.09)         $(.09)         $(.19)
Goodwill amortization                       --             --             --             --
                                         -----          -----          -----          -----
Adjusted net loss                        $(.04)         $(.09)         $(.09)         $(.19)
                                         =====          =====          =====          =====


At June 30, 2002 and 2001, other intangible assets consist primarily of patent costs. Accumulated amortization at June 30, 2002 was approximately $147,000. For the six months ended June 30, 2002 and 2001, EP MedSystems recorded approximately $16,000 and $18,000 in amortization expense for other intangible assets. For the year ended, December 31, 2002 and 2003, amortization expense is estimated to be approximately $33,000 and $10,000, respectively.

NOTE 11. RECENTLY ISSUED ACCOUNTING STANDARDS

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS No. 143"), "Accounting for Asset Retirement Obligations." This standard requires that obligations associated with the retirement of tangible long-lived assets be recorded as liabilities when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, this liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, which for EP MedSystems means the standard will be adopted on January 1, 2003. EP MedSystems does not expect that the adoption of this statement will have a material impact on its results of operations, financial position or cash flows.

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

     On April 30, 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS No. 145"), "Recission of FASB Statements No. 4, 44, 64, Amendment of FASB No. 13 and Technical Corrections". This statement eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and classified as an extraordinary item, net of the related income tax. In addition, SFAS No.145 requires that capital leases that are modified so that the resulting lease agreement is classified as an operating lease be accounted for in the same manner as sale-lease back transactions. SFAS No.145 is generally effective for transactions occurring after May 15, 2002. EP MedSystems does not expect that the adoption of SFAS No. 145 will have a material impact on its results of its operations, financial position or cash flows.

     On July 30, 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS No. 146"), "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. EP MedSystems does not expect the adoption of SFAS No. 146 to have a material impact on its results of its operations, financial position or cash flows.

NOTE 12. SUBSEQUENT EVENTS

     In June 2002 and August 2002, EP MedSystems amended the Fusion Capital Agreement. In connection with the amendments, EP MedSystems filed a new registration statement on Form SB-2 which was declared effective on August 13, 2002. (See Note 4).

     In July 2002, EP MedSystems and the President and Chief Operating Officer mutually agreed to terminate the stock purchase transaction. (See Note 5).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW
--------

     EP MedSystems ("EP Med") was incorporated in January 1993 and operates in a single industry segment. We develop, manufacture, market and sell a line of products for the cardiac electrophysiology market used to diagnose, monitor and treat irregular heartbeats known as arrhythmias. Since EP Med's inception, we have acquired technology and marketing rights, have developed new products and have begun marketing various electrophysiology products, including the EP-WorkMate(R) computerized electrophysiology workstation, the EP-3(TM) Stimulator, diagnostic electrophysiology catheters and the ALERT(R) System, including the ALERT(R) Companion and ALERT(R) internal cardioversion catheters and related disposable supplies. To date, these products have generated nearly all of EP Med's sales.

     EP Med's leading diagnostic product is the EP-WorkMate(R), a computerized electrophysiology workstation that monitors, displays and stores cardiac electrical activity and arrhythmia data. The EP-WorkMate(R) offers, among other features, display and storage of up to 192 intracardiac signals, real-time analysis and integration with our own proprietary systems, such as the EP-3(TM) Stimulator, as well as with other technologies and systems. The EP-3(TM)
Stimulator is a computerized signal generator and processor which, when integrated with the EP-WorkMate(R), is used to stimulate the heart with electrical impulses in order to produce, and thereby locate an arrhythmia. For the six months ended June 2002, the EP-WorkMate(R) and EP-3(TM) Stimulator accounted for approximately 90% of total sales. EP Med also markets a line of diagnostic electrophysiology catheters for stimulation and sensing of electrical signals during electrophysiology studies, which represented approximately 4% of EP Med's total sales revenues for the six months ended June 2002.

     We have identified the diagnosis and treatment of atrial fibrillation, a particular type of arrhythmia, as a primary focus for our ongoing development efforts. Atrial fibrillation is a condition where erratic electrical signals are present within the atria, the upper chambers of the heart, causing fibrillation of the atria, which prevents the atria from providing appropriate blood flow output. In an effort to address this medical condition, we have developed a new product for internal cardioversion of atrial fibrillation known as the ALERT(R) System, which uses a patented electrode catheter to deliver measured, low-energy bi-phasic electrical impulses directly to the inside of the heart to convert atrial fibrillation to a normal heart rhythm. We have obtained Class III Design Examination Certification from a European notified body allowing us to label the ALERT(R) System with a CE Mark, an international symbol of adherence to quality assurance standards, design reviews and hazard analysis, which permits us to sell the ALERT(R) System in the European Community. International sales of the ALERT(R) System and related catheters accounted for approximately 6% of EP Med's total sales revenues for the six months ended June 2002. The ALERT(R) System is not approved for sale in the United States, but we have completed clinical trials and have submitted our application for pre-market approval of the device to the U.S. Food and Drug Administration and have responded to FDA requests for supplemental information; we are awaiting further action on this application and on other regulatory matters. As such, approval to market and sell the ALERT(R) System in the U.S. may take until the end of the second half of 2002 or later, if approved at all.

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

SIX MONTHS ENDED JUNE 30, 2002 AND 2001

     Net sales were $6,084,000 for the six months ended June 30, 2002 as compared to $4,482,000 for the comparable period in 2001. This $1,602,000 (or 35%) increase is primarily due to a 59%increase in the number of EP WorkMates(R) sold in the six months ended June 30, 2002 compared to the same period in 2001 due to continued market acceptance of our new NT Platform coupled with improved sales in our domestic market.

     Net sales for the six months ended June 2002 were billed in two currencies:
$5,831,000 in U.S. dollars and 304,000 in Euro. Management has determined the impact of foreign currency risk on sales to be minimal since a majority of sales are billed in U.S. dollars. EP Med does incur translation gains/losses in Stockholder's Equity. EP Med incurred a translation loss of approximately $6,000 for the six months ended June 30, 2002. EP Med has not entered into any derivative financial instruments for hedging or other purposes.

     Cost of products sold increased $446,000 (or 21%) to $2,528,000 for the six months ended June 30, 2002 as compared to the same period in 2001. This increase is related to the increase in sales. Cost of products sold improved as a percentage of sales from 46% to 42% primarily due to reductions in manufacturing labor costs (primarily resulting from the cost initiatives initiated in the fourth quarter of 2001) and lower raw material component costs.

     Gross profit on sales for the six months ended June 30, 2002 was $3,556,000 as compared with $2,400,000 for the same period in 2001. The gross profit improved as a percentage of sales from 54% to 58%, primarily the result of the above mentioned cost improvements. We anticipate improvement in EP Med' overall gross profit percentage as sales of the ALERT(R) System and other catheter products increase, which should offset the fixed costs associated with maintaining a catheter manufacturing operation.

     Sales and marketing expenses decreased $93,000 to $2,193,000 for the six months ended June 30, 2002 as compared to the same period in 2001. The decrease during this period was primarily due to a reduction in compensation and advertising costs.

     General and administrative expenses decreased $42,000 to $1,039,000 for the six months ended June 30, 2002 as compared to the same period in of 2001. This was primarily due to a decrease in foreign exchange losses of $102,000 as the Euro strengthened against the dollar partially offset by an increase in business insurance and travel costs.

     Research and development expenses increased $259,000 (or 20%) to $1,558,000 for the six months ended June 30, 2002 as compared to the same period in 2001. This is primarily due to professional fees related to our latest development initiatives around the ALERT(R) System and ViewMate(TM) ultrasound imaging console and intracardiac imaging catheters and costs relating to addressing regulatory and submission requirements. EP Med expects that research and development expenses are likely to increase in future periods, in part due to ongoing expenses related to the ALERT(R) and ViewMate(TM) Ultrasound Systems, new product development activities and continued costs associated with the regulatory approval process.

     Interest expense decreased $63,000 to $107,000 for the six months ended June 30, 2002 as compared to the same period in 2001. This was a result of a reduction in the prime interest rate in the first six months as compared to the same period in 2001 and the paydown of long-term debt in the first quarter of 2002.

THREE MONTHS ENDED JUNE 30, 2002 AND 2001.

     Net sales were $3,095,000 for the three months ended June 30, 2002 as compared to $2,413,000 for the comparable period in 2001. This $682,000 (or 28%) increase is the result of a 73% increase in the number of EP-WorkMates(R) sold in the three months ended June 30, 2002 compared to the same period in 2001 due to continued market acceptance of our new NT Platform coupled with improved sales efforts in our domestic market.

     Net sales for the three months ended June 2002 were billed in two currencies: $2,996,000 in U.S. dollars and 99,000 in Euro. Management has determined the impact of foreign currency risk on sales to be minimal since a majority of sales are billed in U.S. dollars. EP Med does incur translation gains/losses, which are recorded in Shareholder's Equity. EP Med's translation gain for the three months ended June 30, 2002 was approximately $3,000.

     Cost of products sold increased $172,000 (or 15%) to $1,303,000 for the three months ended June 30, 2002 as compared to the same period in 2001. This increase is related to the increase in sales. Cost of products sold decreased as a percentage of sales from 47% to 42% primarily due to reductions in manufacturing labor costs (primarily resulting from the cost initiatives initiated in the fourth quarter of 2001) and lower raw material component costs.

     Gross profit on sales for the three months ended June 30, 2002 was $1,792,000 as compared to $1,282,055 for the same period in 2001. The gross profit improved as a percentage of sales from 53% to 58%, primarily as a result of the above mentioned cost improvements.

     Sales and marketing expenses decreased $99,000 (or 8%) to $1,085,000 for the three months ended June 30, 2002 as compared to the same period in 2001. Costs also decreased as a percentage of total sales to 35% for the second quarter of 2002 as compared to 49% for the same period in 2001. This was primarily due to a reduction of travel and advertising as compared to the same period in 2001.

     General and administrative expenses decreased $63,000 (or 12%) to $461,000 for the three months ended June 30, 2002 as compared to the same period in 2001. This was primarily due to a decrease in foreign exchange losses of $118,000 as the Euro strengthened against the dollar partially offset by an increase in business insurance and travel costs. Overall costs decreased as a percentage of total sales to 15% for the second quarter of 2002 as compared to 22% for the same period in 2001.

     Research and development expenses increased $180,000 (or 28%) to $832,000 for the three months ended June 30, 2002 as compared to the same period in 2001. This was primarily due to professional fees related to our latest development initiatives around the ALERT(R) System and ViewMate(TM) ultrasound imaging console and intracardiac imaging catheters and costs relating to addressing regulatory and submission requirements. EP Med expects that research and development expenses are likely to increase in future periods, in part, due to ongoing expenses related to the ALERT(R) and ViewMate(TM) Ultrasound Systems, new product development activities and continued costs associated with the regulatory approval process.

     Interest expense decreased $27,000 for the three months ended June 30, 2002 as compared to the same period in 2001. This was the result of a reduction in the prime interest rate in the second quarter of 2002 as compared with the second quarter of 2001 and the pay down of long-term debt in the first quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES.

     Since EP Med's incorporation in January 1993, EP financial performance has resulted in an accumulated deficit of approximately $26.2 million at December 31, 2001 and approximately $27.5 million at June 30, 2002.

     In November 2000, EP Med Systems completed a debt financing with Medtronic Asset Management, Inc., an affiliate of Medtronic, Inc., one of EP Med's shareholders, which provided an aggregate of $3.2 million. The financing transaction, evidenced by a note purchase agreement and secured promissory note bearing interest at two percentage points over the prime rate, provides that principal and all accrued interest on the note are to be repaid on November 15, 2003 and that the note is secured by a pledge by David Jenkins, EP Med's, Chairman of the Board and Chief Executive Officer, of 300,000 shares of common stock of Transneuronix, Inc., a privately-held corporation engaged in the development of neuro-muscular stimulation devices. The shares pledged amounted to approximately 5% of the total outstanding common stock of Transneuronix, Inc.

     On June 11, 2001, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC ("Fusion Capital"); the related shares of which were registered on Form SB-2 and declared effective by the SEC in October 2001. During June 2002, we amended the common stock purchase agreement to, among other things, extend the term of the agreement, establish a minimum selling price and revise the daily purchase amounts. Because of the amendment made to the original agreement, we were required to withdraw the registration statement previously filed with respect to the Fusion Capital shares, and in lieu thereof, we filed a new registration statement on Form SB-2 with the Securities and Exchange Commission on July 30, 2002. We then further amended the agreement to fix the purchase price floor at $1.00 per share, and we then filed an amendment to the July 30, 2002 filing on Form SB-2. This new registration statement was declared effective on August 13, 2002. Under the registration statement, Fusion Capital is offering for sale up to 2,700,000 shares of our common stock which it has or may in the future acquire from us under the common stock purchase agreement. The shares being offered by Fusion Capital consist of up to 2,475,000 shares of common stock that Fusion Capital may purchase from us at a purchase price based on the future market price of our common stock and 225,000 shares of common stock issued to Fusion Capital as compensation for its purchase commitment under the common stock purchase agreement. Under the common stock purchase agreement we generally have the right, but not the obligation, to sell to Fusion Capital on each trading day $25,000 of our common stock up to an aggregate of $10 million worth of our common stock. Fusion Capital is only obligated to buy $25,000 per trading day unless the market price of our common stock is at or above $3.00 for a specified period, in which case we may increase the daily purchase amount in our sole option by $5,000 for every $.50 increase in the threshold price of our common stock above $2.50. If on any trading day the purchase price of the common stock is less than $1.00 per share, no shares can be sold to Fusion Capital on such day. The term of our agreement with Fusion Capital is for 31 months, commencing as of October 2001, subject to our right to extend the agreement for an additional 6 months. To date, EP MedSystems has not sold any of its common stock under the common stock purchase agreement.

     Since we only registered 2,475,000 shares for sale by Fusion Capital (exclusive of the 225,000 shares issued to Fusion Capital as a commitment fee), the selling price of our common stock to Fusion Capital will have to average at least $4.04 per share for us to receive the maximum proceeds of $10 million without registering additional shares of common stock. Also, in the event that we decide to issue more than 2,716,144 shares (19.9% of our outstanding shares of common stock on the date we entered into the common stock purchase agreement), we would be required to seek shareholder approval in order to be in compliance with Nasdaq National Market rules.

     In light of the set number of shares being registered, funding to be afforded to us in connection with the agreement with Fusion Capital is directly correlated to our stock price. The lower the price of our stock, the greater the number of shares that will need to be sold for us to obtain the same proceeds and, since a fixed number of shares are being registered for sale to Fusion Capital (the 2,475,000 shares), the price of our stock will determine the amount of the proceeds available to us absent registering additional shares and obtaining shareholder approval to issue more than 2,716,144 shares. Assuming that we have an adequate number of shares of common stock to sell, the price of our common stock stays above the floor price of $1.00 per share and that we stay in compliance with the agreement, depending on the price at which shares are sold, Fusion Capital could provide us with sufficient funding to sustain our operations for approximately two years. Alternatively, as described above, a low stock price will limit the amount of proceeds available to us under the agreement (absent shareholder approval to issue a greater number of shares) and, thereby, the amount of time during which our operations will be sustained solely from funds under the agreement.

     As noted above, EP Med issued an aggregate of 225,000 shares of common stock to Fusion Capital as a commitment fee under the common stock purchase agreement and recorded the fair value of such shares of approximately $555,000 as a separate line item labeled "Deferred Offering Costs" in Shareholders' Equity. In addition, EP Med paid approximately $480,000 related to the filing, legal, and accounting expenses associated with this transaction, which is recorded in Other Assets on the Balance Sheet. EP Med intends to reclassify the balances from Deferred Offering Costs (in Shareholders' Equity and Other Assets) to Additional Paid-In Capital, as $1 million of shares are sold to Fusion Capital. If, at any time, EP Med determines that it is no longer probable that it will sell shares of its stock to Fusion Capital, any remaining amounts of Deferred Offering Costs will be expensed. EP Med currently intends to exercise its right to sell shares prior to the expiration of the agreement.

     In October 2001, EP Med consummated the private sale and issuance of newly-designated Series A convertible preferred stock to Medtronic, Inc., a shareholder and creditor of EP Med, and Century Medical, Inc. ("CMI"), its Japanese distributor. An aggregate of 1,259,717 shares was issued in the transactions. The preferred shares were issued to CMI at a price of $2.048 per share as well as an amendment to EP Med' Distribution Agreement with CMI, including an extension of the original Distribution Agreement. The transaction with Medtronic involved the sale of the shares of preferred stock at a price of $1.781 per share. EP Med received aggregate gross proceeds of $2.4 million from the two transactions.

     CMI converted all of its shares of Series A Preferred Stock into common shares of EP Med in the first quarter of 2002. Medtronic converted 300,000 of its shares of Series A Preferred Stock into common stock of EP Med in April 2002. The converted stock of both CMI and Medtronic were registered for resale by EP Med pursuant to a registration statement on Form S-3, which was declared effective by the SEC in May 2002.

     In January 2002, EP Med received approximately $475,000 in cash related to the sale of a portion of its unused cumulative New Jersey Net Operating Loss carryforwards.

     We currently are negotiating with an institutional lender regarding a $2 million line of credit facility in order to supplement the amounts which may be available to us under the Fusion Capital equity line.

     Net cash used in operating activities in the six months ended June 30, 2002 amounted to $189,000 as compared with a net cash usage of $2,148,000 in the same period in 2001. This improvement was primarily due to the $1,109,000 reduction in our net loss and a decrease in accounts receivable as compared to the first quarter of 2001.

Payments to related parties are made on terms similar to those of other suppliers. Capital expenditures, net of disposals, were $94,000 for the six-month period ended June 30, 2002 as compared to $205,000 in 2001. We expect to purchase capital equipment and to expand our manufacturing and assembly capabilities as we continue to grow, however, we currently do not have any commitments for purchases. We lease office space and certain office equipment under operating leases.

     Working capital decreased $1,297,000 from December 31, 2001 to $5,518,000 at June 30, 2002. This is primarily due to (1) a $723,000 reduction in cash, primarily the result of the repayment of EP Med's term loan balance to Fleet;
(2) a $739,000 decrease in accounts receivable; and (3) a $475,000 reduction in deferred tax assets due to the receipt from the sale of the New Jersey State Net Operating Loss noted above (4) net of increases in inventory purchasing for the six months ended June 30, 2002.

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

     EP Med has a history of operating losses and we expect to continue to incur operating losses in the near future as we continue to expend substantial funds for research and development, increased manufacturing activity and expansion of sales and marketing activities. The amount and timing of future losses will depend upon, among other things, the volume of sales of our existing products, the timing of regulatory approval and market acceptance of the ALERT(R) and ultrasound systems and of new products under development as well as EP Med's ability to establish, preserve and enforce intellectual property rights related to our products. There can be no assurance that any of our development projects will be successful or that if development is successful, that the products will generate any sales. In addition, we will be unable to sell shares to Fusion Capital under our common stock purchase agreement with them (i) unless and until the Securities and Exchange Commission declares the registration statement relating to the common stock purchase agreement effective and (ii) during any period when the market price of our common stock decreases to less than $1.00 per share (the minimum price at which Fusion Capital is required to purchase our common stock under our common stock purchase agreement with them). Without this source of financing, we will have to seek alternative sources of financing. If alternative sources of financing are not available, we will have to reduce costs or reduce our scope of operations. Based upon our current plans and projections, together with expected financings or potential cost reductions, however, we believe that our existing capital resources will be sufficient to meet our anticipated capital needs for at least the next twelve months.

ADOPTION OF SFAS NO. 142

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 142 supercedes Accounting Principles Board Opinion No. 17, "Intangible Assets." SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001, therefore, EP MedSystems adopted SFAS No. 142 on January 1, 2002. The primary changes made by SFAS No. 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. In connection with the adoption of this standard, EP Med's unamortized goodwill balance is no longer amortized, but will continue to be tested for impairment. EP MedSystems plans to test impairment of goodwill, at least annually, using a two-step impairment test consisting of comparing goodwill fair value and book value of determined reporting units and, if applicable, measuring the excess of the recorded amount of goodwill with its implied fair value. During the second quarter of 2002, EP MedSystems completed the transitional goodwill impairment test and, determined that as of January 1, 2002, the fair value of goodwill exceeds its carrying value. Therefore, EP MedSystems has not recorded any goodwill transitional impairment loss and step two of the transitional test is not required.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS No. 143"), "Accounting for Asset Retirement Obligations." This standard requires that obligations associated with the retirement of tangible long-lived assets be recorded as liabilities when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, this liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, which for EP MedSystems means the standard will be adopted on January 1, 2003. EP MedSystems does not expect that the adoption of this statement will have a material impact on its results of operations, financial position or cash flows.

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

     On April 30, 2002, the FASB issued Statement No. 145, "Recission of FASB Statements No. 4, 44, 64, Amendment of FASB No. 13 and Technical Corrections" ("SFAS No. 145"). This statement eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and classified as an extraordinary item, net of the related income tax. In addition, SFAS No. 145 requires that capital leases that are modified so that the resulting lease agreement is classified as an operating lease be accounted for in the same manner as sale-lease back transactions. SFAS No.145 is generally effective for transactions occurring after May 15, 2002. EP MedSystems does not expect that the adoption of SFAS No.145 will have a material impact on its results of its operations, financial position or cash flows.

     On July 30, 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS No. 146"), "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. EP MedSystems does not expect the adoption of SFAS No. 146 to have a material impact on its results of its operations, financial position or cash flows.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     EP MedSystems is a party to certain proceedings incidental to the ordinary course of its business, none of which, in the current opinion of management, is likely to have a material adverse effect on EP MedSystems' business, financial condition, or results of operations.

ITEM 2.  CHANGES IN SECURITIES

     (a) Not applicable.

     (b) Not applicable.

     (c) Not applicable.

     (d) Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) Not applicable.

     (b) Not applicable.

     (c) Not applicable.

     (d) Not applicable.

ITEM 5.  OTHER INFORMATION

     In April 2002, EP MedSystems filed a registration statement on Form S-3 with the Securities and Exchange Commission to register the shares of certain of its shareholders for resale. The registration statement was filed by EP MedSystems pursuant to obligations under certain registration rights agreements between EP MedSystems and each of the shareholders. Among the shareholders participating in the registration statement are Cardiac Capital, LLC, which purchased shares of common stock of EP MedSystems in its private placement in June 2001, and Century Medical, Inc. and Medtronic, Inc., each of which purchased shares of EP MedSystems' Series A convertible preferred stock in October 2001 and converted some or all of their respective holdings into common stock which was then registered. The registration statement was declared effective by the Securities and Exchange Commission on May 9, 2002.

     Also in April 2002, EP MedSystems appointed Abhijeet Lele to its Board of Directors to fill the vacancy created by the demise of Dr. Nigel Roberts last November. Mr. Lele is a general partner of each of EGS Private Healthcare Partnership and EGS Private Healthcare Partnership II, both private equity funds focusing on investments in private and public healthcare companies. Mr. Lele has previously acted as a consultant in the healthcare practice of McKinsey & Company and prior to that held operating positions in the pharmaceutical and biotechnology industries. He serves on the boards of several other companies, including Amarin Corporation and CryoCath Technologies, Inc., which are public. In connection with his appointment, Mr. Lele was granted an option under EP MedSystems' Director Option Plan to purchase 60,000 shares of EP MedSystems' common stock at an exercise price equal to the market value of the stock on the effective date of his appointment. As with all options granted under the Director Option Plan, Mr. Lele's options vest 1,000 shares per month.

     On July 1, 2002 EP MedSystems appointed Paul L. Ray to its Board of Directors. Mr. Ray is co-founder of Konrad Capital, LLC a boutique venture partnership focusing on funding early stage medical technology companies. Mr. Ray currently serves as a Director for The Colorado Technology Incubator and Colorado Biotechnology Association. In connection with his appointment, Mr. Ray was granted an option under EP MedSystems' Director Option Plan to purchase 60,000 shares of EP MedSystems' common stock at an exercise price equal to the market value of the stock on the effective date of his appointment. As with all options granted under the Director Option Plan, Mr. Ray's options vest 1,000 shares per month.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     The exhibits are listed in the Exhibit Index appearing at page 26 herein.

(b) Reports on Form 8-K.

     None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              EP MEDSYSTEMS, INC.
                              -------------------
                              (Registrant)

Date:  August 14, 2002    By: /s/  David A. Jenkins
       ---------------        ---------------------
                              David A. Jenkins
                              Chairman of the Board and Chief Executive Officer
                              (Principal Executive Officer)

Date:  August 14, 2002    By: /s/  Reinhard Schmidt
       ---------------        ---------------------
                              Reinhard Schmidt
                              President and Chief Operating Officer and Director
                              (Principal Executive Officer)

Date:  August 14, 2002    By: /s/  Joseph M. Turner
       ---------------        ---------------------
                              Joseph M. Turner
                              Vice President and Chief Financial Officer
                              (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------


  Exhibit #                    Description                           Location
  ---------                    -----------                           --------

    99.1          Certification pursuant to Section 906 of        Filed herewith
                  Sarbanes-Oxley Act of 2002