Form 10QSB
period 2002-09-30
EP MEDSYSTEMS INC
filed 2002-11-14
CIK 1012394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
 (Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the period ended: September 30, 2002
                                        ------------------

(  )     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from __________ to  __________

                         Commission File Number: 0-28260

                               EP MEDSYSTEMS, INC.
                               -------------------
        (Exact name of small business issuer as specified in its charter)

         New Jersey                                 22-3212190
         -----------                                ----------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)


575 Route 73 N. Building D, West Berlin, New Jersey             08091
---------------------------------------------------             -----
(Address of principal executive offices)                      (Zip Code)

100 Stierli Court, Mount Arlington, New Jersey                  07856
----------------------------------------------                  -----
(Former address of principal executive offices)               (Zip Code)

                                 (856) 753-8533
                                 --------------
                           (Issuer's telephone number)

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
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.    Yes    No
                                              ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

   Class                                       Outstanding at November 4, 2002
   -----                                       -------------------------------
   Common Stock, without par value                    15,098,736 shares

         Transitional Small Business Disclosure Format (check one):    Yes  X No
                                                                    ---    ---

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                                    CONTENTS

PART I  -- Financial INFORMATION                                           Page
                                                                           ----


  Item 1.      Financial Statements

               Consolidated Balance Sheet at September 30, 2002
               (unaudited)                                                   3

               Consolidated Statements of Operations for the three
               months ended September 30, 2002 and 2001 (unaudited)          4

               Consolidated Statements of Operations for the nine
               months ended September 30, 2002 and 2001 (unaudited)          5

               Consolidated Statements of Cash Flows for the nine
               months ended September 30, 2002 and 2001 (unaudited)          6

               Notes to Consolidated Financial Statements (unaudited)       7-14

  Item 2.      Management's Discussion and Analysis or Plan of Operation   14-22

  Item 3.      Controls and Procedures                                       22

PART II -- OTHER INFORMATION

  Item 1.      Legal Proceedings                                             23

  Item 2.      Changes in Securities                                         23

  Item 3.      Defaults Upon Senior Securities                               23

  Item 4.      Submission of Matters to a Vote of Security Holders           23

  Item 5.      Other Information                                             24

  Item 6.      Exhibits and Reports on Form 8-K                              24

  Signatures                                                                 25

  Certifications                                                           26-27

  Exhibit Index                                                              28

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                          SEPTEMBER 30,
                                                              2002
                                                         ---------------
ASSETS                                                    (unaudited)
Current assets:
  Cash and cash equivalents                               $  1,979,890
  Accounts receivable, net of allowances for
       doubtful accounts of $76,000                          2,679,938
  Inventory, net                                             2,687,895
  Prepaid expenses and other current assets                    260,117
                                                          ------------
          Total current assets                               7,607,840

  Property and equipment, net                                1,887,987
  Goodwill, net                                                341,730
  Intangible assets, net                                        18,438
  Other assets                                                 112,145
                                                          ------------
          Total assets                                    $  9,968,140
                                                          ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                        $  2,611,489
  Accrued expenses and other current liabilities               413,853
  Deferred warranty revenue, current                            29,479
  Customer deposits                                             30,100
                                                          ------------
          Total current liabilities                          3,084,921

  Accrued interest on long term debt, non-current              467,406
  Deferred warranty revenue, non-current                       370,050
  Note payable to Medtronic, Inc.                            3,200,000
                                                          ------------
          Total liabilities                               $  7,122,377
                                                          ------------

Commitments and contingencies                                       --

Shareholders' equity:
  Preferred Stock, no par value, 5,000,000 shares
      authorized, 373,779 shares issued and outstanding   $    618,161
  Common stock, $.001 stated value, 25,000,000
      shares authorized, 15,098,736 shares issued
      and outstanding                                           15,099
  Additional paid-in capital                                32,357,748
  Receivable from officer                                     (100,000)
  Accumulated deficit                                      (30,045,245)
                                                          ------------
          Total shareholders' equity                         2,845,763
                                                          ------------
          Total liabilities and shareholders' equity      $  9,968,140
                                                          ============

         The accompanying notes are an integral part of this statement.

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               FOR THE THREE MONTHS ENDED
                                             SEPTEMBER 30,     SEPTEMBER 30,
                                                  2002            2001
                                              ------------    ------------

Net sales                                     $  3,410,645    $  2,482,654
Cost of products sold                            1,968,456       1,145,723
                                              ------------    ------------
   Gross profit                                  1,442,189       1,336,931

Operating costs and expenses:
Sales and marketing expenses                     1,190,091       1,195,310
General and administrative expenses                822,221         544,551
Research and development expenses                  812,778         633,551
Offering costs (See Note 4)                      1,118,770              --
                                              ------------    ------------
   Loss from operations                         (2,501,671)     (1,036,481)

Interest expense, net                              (53,300)        (81,510)
Other income, net                                       --          13,026
                                              ------------    ------------
   Net loss                                   $ (2,554,971)   $ (1,104,965)
                                              ============    ============

Basic and diluted loss per share              $      (0.17)   $      (0.08)
                                              ============    ============

Weighted average shares outstanding used
to compute basic and diluted loss per share     14,946,545      13,806,869
                                              ============    ============


        The accompanying notes are an integral part of these statements.

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 FOR THE NINE MONTHS ENDED
                                               SEPTEMBER 30,    SEPTEMBER 30,
                                                   2002            2001
                                              ------------    ------------

Net sales                                     $  9,494,730    $  6,964,394
Cost of products sold                            4,496,381       3,227,699
                                              ------------    ------------
   Gross profit                                  4,998,349       3,736,695

Operating costs and expenses:
Sales and marketing expenses                     3,383,547       3,481,580
General and administrative expenses              1,860,919       1,624,759
Research and development expenses                2,370,690       1,931,993
Offering costs (See Note 4)                      1,118,770              --
                                              ------------    ------------
   Loss from operations                         (3,735,577)     (3,301,637)

Interest expense, net                             (160,446)       (251,161)
Other income, net                                    5,370           2,702
                                              ------------    ------------
   Net loss                                   $ (3,890,653)   $ (3,550,096)
                                              ============    ============

Basic and diluted loss per share              $      (0.26)   $      (0.27)
                                              ============    ============

Weighted average shares outstanding used
to compute basic and diluted loss per share     14,764,989      13,197,054
                                              ============    ============





        The accompanying notes are an integral part of these statements.

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  FOR THE NINE MONTHS ENDED
                                                                  SEPTEMBER 30,  SEPTEMBER 30,
                                                                     2002           2001
                                                                  -----------    -----------
Cash flows from operating activities:
Net loss                                                          $(3,890,653)   $(3,550,096)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization                                       511,932        638,979
  Deferred Income Taxes                                               474,688        419,031
  Bad Debt Expense                                                         --          8,667
  Write-off of deferred offering costs                              1,042,413             --
   Non-cash compensation expense related to employee agreement         42,000             --
Changes in assets and liabilities:
  Decrease (increase) in accounts receivable                        1,117,084       (445,700)
  (Increase) in inventories                                          (686,758)      (123,964)
  Decrease (increase) in prepaid expenses and other
    current assets                                                     60,006       (533,537)
(Decrease) in payables due to related parties                              --            (75)
Increase in accounts payable                                        1,374,001        329,082
(Decrease) increase in accrued expenses, deferred
   revenue and customer deposits                                     (286,374)       297,864
                                                                  -----------    -----------
          NET CASH USED IN OPERATING ACTIVITIES                   $  (241,661)   $(2,959,749)
                                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                               (140,742)      (123,353)
  Patent Costs                                                         (7,311)            --
                                                                  -----------    -----------
         NET CASH USED IN INVESTING ACTIVITIES                    $  (148,053)   $  (123,353)
                                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                                 --          1,600
   Net (payments) borrowings under term notes payable                (436,111)     1,551,190
   Net payments - revolving line of credit                                 --       (761,560)
   Net  proceeds from issuance of common stock, net of offering
          costs                                                       472,336      2,978,445
                                                                  -----------    -----------
         NET CASH  PROVIDED BY FINANCING ACTIVITIES               $    36,225    $ 3,769,675
                                                                  -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES                                        (9,924)      (178,624)

Net (decrease) increase in cash and cash equivalents                 (363,413)       507,949
Cash and cash equivalents, beginning of period                      2,343,303        302,279
                                                                  -----------    -----------
Cash and cash equivalents, end of period                          $ 1,979,890    $   810,228
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

NOTE 2.  INVENTORIES

     Inventories are valued at the lower of cost or market with cost being determined on a first-in, first-out basis. Inventories at September 30, 2002 consist of the following:

                Raw materials              $ 1,495,983
                Work in process                294,951
                Finished goods               1,008,167
                Reserve for obsolescence      (111,206)
                                           -----------
                                           $ 2,687,895
                                           ===========
NOTE 3.  NOTE PAYABLE

     On November 15, 2000, EP MedSystems completed a debt financing for $3.2 million with Medtronic Asset Management, Inc., an affiliate of Medtronic, Inc., one of EP MedSystems' shareholders. Approximately $2.3 million was utilized to repay outstanding amounts on EP MedSystems' revolving credit facility with its bank. The note to Medtronic Asset Management, Inc. bears interest at the prime rate plus 2%. The principal and all accrued interest on the note are to be repaid on November 15, 2003. The note is secured by a pledge by David Jenkins, EP MedSystems' Chairman of the Board, of shares of common stock of a privately-held corporation. EP MedSystems received $1.6 million at closing and $1.6 million on January 17, 2001. For the nine months ended September 30, 2002, EP MedSystems accrued approximately $160,000 of interest expense related to this note.

     EP MedSystems entered into a financing arrangement with a bank in March 1999, consisting of a $2,000,000 revolving line of credit and a $500,000 term loan, secured by a lien on EP MedSystems' facility in West Berlin, New Jersey and the machinery, equipment and inventory located there. EP MedSystems borrowed approximately $2 million under the revolving line of credit, which was subsequently repaid with the proceeds of the Medtronic note payable discussed above. The related term loan was repaid in March 2002.

NOTE 4.  SHAREHOLDER'S EQUITY

PREFERRED STOCK

     On October 23, 2001, EP MedSystems consummated the private sale and issuance of newly-designated Series A convertible preferred stock to Medtronic, Inc. ("Medtronic"), a shareholder and creditor of EP MedSystems, and Century Medical, Inc. ("CMI"), its Japanese distributor. An aggregate of 1,259,717 preferred shares were issued in the transactions. On December 31, 2001 each preferred share became convertible into equal shares of EP MedSystems common stock, at the option of the holder. The transaction with CMI involved the sale of the shares of preferred stock at a price of $2.048 per share as well as an amendment to EP MedSystems' Distribution Agreement with CMI. The transaction with Medtronic involved the sale of preferred stock at a price of $1.781 per share. EP MedSystems received aggregate gross proceeds of $2,400,000 from the two transactions. The preferred stock is recorded in Shareholders' Equity, net of issuance costs. In the first quarter of 2002, CMI converted all of its 585,938 shares of preferred stock into an equal number of shares of EP MedSystems' common stock. In the second quarter of 2002, Medtronic converted 300,000 of its shares of preferred stock into an equal number of EP MedSystems' common stock. The converted shares of both CMI and Medtronic were registered for resale by EP MedSystems pursuant to a registration statement on Form S-3, which was declared effective by the SEC in May 2002.

COMMON STOCK

     On March 28, 2001, EP MedSystems consummated the private sale and issuance to certain investors of 1,625,000 shares of common stock of EP MedSystems and warrants for 812,500 additional shares at a purchase price of $2.00 per share of common stock and warrants. The warrants have an exercise price of $4.00 per share. Among the investors is Cardiac Capital, LLC, a limited liability company, of which The Chairman of the Board of EP MedSystems' is a 50% owner. EP MedSystems received $3,250,000 in gross proceeds, which was used for working capital purposes.

     On June 11, 2001, EP MedSystems entered into a common stock purchase agreement with Fusion Capital Fund II, LLC ("Fusion Capital") whereby at EP MedSystems' election, Fusion Capital was required to purchase EP MedSystems common stock at the times and prices set forth in this common stock purchase agreement (the "Fusion Agreement"). The shares of EP MedSystems common stock that were subject to the Fusion Agreement were registered on Form SB-2 and declared effective by the SEC in October 2001. In June 2002, EP MedSystems amended the Fusion Agreement and, as a result of such amendment, EP MedSystems was required to file a new registration statement on Form SB-2 with the Securities and Exchange Commission on July 30, 2002. This new registration statement was declared effective on August 13, 2002.

     In connection with the Fusion Agreement, the Company had recorded deferred offering costs of approximately $1 million, which were recorded in other assets and additional paid-in capital, and were to be offset against proceeds as the common stock was sold to Fusion Capital. During the third quarter, the Company determined it was no longer probable that shares would be sold under this agreement, based on new financing opportunities initiated by the Company, and therefore, the entire amount of the deferred offering costs were written off. This non-cash charge, as well as $76,000 of additional cash expenditures, were recorded as a separate line item labeled "Offering costs" within operating expenses in the Statement of Operations. On October 29, 2002, EP MedSystems withdrew the registration statement relating to the Fusion Agreement and on November 13, 2002 the parties mutually agreed to terminate the agreement effective January 15, 2003. (See Note 12)

     On September 5, 2002, EP MedSystems entered into a stock purchase agreement and license agreement with Boston Scientific Corporation ("BSC") in connection with a strategic joint development project by EP MedSystems and BSC in the field of cardiac electrophysiology. It is expected that this development plan will be completed over the next calendar year. Should EP MedSystems abandon the project without cause, an abandonment fee of $1 million in cash or EP MedSystems stock would be due BSC. Following the completion of the development, EP MedSystems will have marketing rights to the technology and pay royalties to BSC based on the market value of the technology at the time of sale. This stock purchase agreement with BSC allows for the sale of up to $3,000,000 of common stock based on milestones in the development of certain cardiac electrophysiology technology. The common stock is sold at the lesser of the ten day average trading price per share prior to the closing of each installment purchase, and $5.00 per share. Upon signing of the agreement, EPMedSystems received $500,000 for 210,084 shares issued at the ten day average trading price of $2.38 per share. Pursuant to a registration rights agreement between EP MedSystems and BSC, BSC has been granted demand registration rights (exercisable on up to two occasions) and piggyback registration rights with respect to the common stock purchased pursuant to the stock purchase agreement. The demand registration rights may not be exercised until the first anniversary of the date of the registration rights agreement unless certain milestones have been achieved or the license agreement has been earlier terminated. The piggyback registration rights may be exercised for a period commencing six months after the date of the registration rights agreement and ending on the second anniversary of the final installment purchase under the stock purchase agreement.

NOTE 5. STOCK COMPENSATION

     In connection with the hiring of Reinhard Schmidt as EP MedSystems' new President and Chief Operating Officer during August 2001, Mr. Schmidt purchased 100,000 shares (the "Shares") of EP MedSystems common stock at $2.20 per Share. EP MedSystems provided a two-year, interest-free, non-recourse loan in the amount of $220,000 to finance the purchase price of the Shares, which loan was secured by a pledge to EP MedSystems of the Shares, and the principal balance of which was to be forgiven ratably over the term of the loan. In July 2002, EP MedSystems and Mr. Schmidt agreed to rescind the stock purchase transaction with respect to 75,000 of the Shares (the portion which had not already been paid for through forgiveness of the loan) and to cancel the unpaid portion of the loan in consideration for the grant to Mr. Schmidt of an incentive stock option to purchase 75,000 shares of common stock pursuant to the 2002 Stock Option Plan (subject to shareholder approval of such plan at the 2002 annual meeting of shareholders) at an exercise price equal to $2.20 per share (the original purchase price established in connection with Mr. Schmidt's stock purchase rights and greater than the fair market value of the common stock on the date of grant of the stock option). This stock option vests over four years from the date of grant. EP MedSystems recognized a de minimus compensation charge, related to this stock option as the share price on August 29, 2002 (the date of the 2002 annual meeting of shareholders when the 2002 Stock Option Plan was approved) was greater than $2.20. The compensation charge is amortized over the vesting period of 4 years.

     Until the stock purchase transaction was rescinded in July 2002, EP MedSystems determined that the treatment for the valuing and recording of the restricted shares purchased would be similar to the accounting for stock options that qualify for variable plan accounting pursuant to footnote 2 of APB No. 25. Based on the purchase price of the Shares at the time of issuance, the intrinsic value of these instruments was zero and, as such, no compensation expense was recorded. The Shares were re-measured on a quarterly basis and compensation expense was determined as the difference between the fair market value and the purchase price of the stock at the end of the reporting period. The purchase price was adjusted downward in conjunction with the loan amount forgiven on a quarterly basis as defined in the promissory note. For the nine months ended September 30, 2002, EP MedSystems recorded $55,000 in compensation expense related to the forgiven portion of the note and a recorded a fair market value adjustment of $28,000.

     Mr. Schmidt was also granted an option in September 2001 under the 1995 Director Option Plan to purchase 60,000 shares of common stock at an exercise price of $1.85 per share (the price of the stock on the date of grant); the option vested 1,000 shares per month. Because Mr. Schmidt was not entitled to participate in the 1995 Director Option Plan, this option was cancelled in July 2002 in consideration for the grant to Mr. Schmidt of an incentive stock option to purchase 60,000 shares of common stock pursuant to the 2002 Stock Option Plan (subject to shareholder approval of such plan at the 2002 annual meeting of shareholders) at an exercise price equal to $2.10 per share (the fair market value of the common stock on the date of grant). EP MedSystems recognized a de minmus compensation charge, related to this stock option as the share price on August 29, 2002 (the date of the 2002 annual meeting of shareholders when the 2002 Stock Option Plan was approved) was greater than $2.10. The compensation charge is amortized over the vesting period of 4 years.

NOTE 6. SALE OF STATE NET OPERATING LOSSES

     During the nine months ended September 30, 2002 and 2001, EP MedSystems received approximately $475,000 and $419,000, respectively, related to the sale of a portion of its cumulative unused New Jersey State Net Operating Loss ("State NOL") carryforwards for its statutory subsidiaries. The sales of the cumulative net operating losses are a result of a New Jersey State law enacted January 1, 1999 allowing emerging technology and biotechnology companies to transfer or "sell" their unused State NOL carryforwards and New Jersey research and development tax credits to any profitable

New Jersey company qualified to purchase them for cash. As of December 31, 2001 and 2000, EP MedSystems had recorded approximately $475,000 and $419,000, respectively, in deferred tax assets related to these sales. These deferred tax assets were reversed upon receipt of cash from the sales of these benefits to third parties in the nine months ended September 30, 2002 and 2001.

NOTE 7. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

     EP MedSystems manages its business based on one reportable segment, the manufacture and sale of cardiac electrophysiology products. EP MedSystems' chief operating decision-makers use consolidated results to make operating and strategic decisions.

     The following table sets forth product sales by geographic segment for the nine months ended September 30, 2002 and 2001.

                                          FOR THE NINE MONTHS
                                          ENDED SEPTEMBER 30,

                                          2002         2001
                                        ----------   ----------
                 United States          $5,910,000   $4,113,000
                 Europe/Middle East      1,942,000    1,939,000
                 Asia and Pacific Rim    1,643,000      912,000
                                        ----------   ----------
                                        $9,495,000   $6,964,000
                                        ==========   ==========

     Sales of EP MedSystems' cardiac electrophysiology equipment and related catheters aggregated approximately $8,676,000 and $819,000 respectively, for the nine months ended September 30, 2002 and $6,036,000 and $928,000, respectively, for the comparable period in 2001. EP MedSystems' long-lived assets are located in the U.S.

     Net sales for the nine months ended September 30, 2002 were billed in two currencies: $9,166,000 in U.S. dollars and 329,000 in Euro. Management has determined the impact of foreign currency risk on sales to be minimal since a majority of sales are billed in U.S. dollars. EP MedSystems does incur translation gains/losses, which are recorded in Shareholders' Equity. Cumulative translation losses amounted to approximately $90,000 as of September 30, 2002. In addition, EP MedSystems had not entered into any derivative financial instruments for hedging or other purposes.

NOTE 8. NET LOSS PER SHARE

     Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding. Due to the losses incurred for the quarter, diluted net loss per share does not differ from basic net loss per share, since potential shares of common stock from the exercise of stock options and warrants are anti-dilutive for all periods presented. Accordingly, potential common shares of 2,950,294 and 2,515,758 for the nine months ended September 30, 2002 and 2001, respectively, have been excluded from the diluted per share calculation.

NOTE 9. COMPREHENSIVE INCOME

     For the nine months ended September 30, 2002 and 2001, EP MedSystems' comprehensive income approximated net income, except for foreign currency translation adjustments. The comprehensive losses for the nine months ended September 30, 2002 and 2001 were approximately $3,900,000 and $3,729,000, respectively.

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

     The following table presents the impact of SFAS No. 142 on net loss and loss per share had the standard been in effect for the three and nine month period ended September 30, 2002 and 2001:

                                  FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                          SEPTEMBER 30,                 SEPTEMBER 30,
                                        2002         2001           2002            2001
                                   -----------    -----------    -----------    -----------
Reported net loss                  $(2,554,971)   $(1,104,965)   $(3,890,653)   $(3,550,096)
Add back:  Goodwill amortization            --         12,903             --         38,707
                                   -----------    -----------    -----------    -----------
Adjusted net loss                  $(2,554,971)   $(1,092,062)   $(3,890,653)   $(3,511,389)

Basic and diluted loss per share:
  Reported net loss                      $(.17)         $(.08)         $(.26)         $(.27)
Goodwill amortization                       --             --             --             --
                                   -----------    -----------    -----------    -----------
Adjusted net loss                        $(.17)         $(.08)         $(.26)         $(.27)
                                   ===========    ===========    ===========    ===========


At September 30, 2002 and 2001, other intangible assets consist primarily of patent costs. Accumulated amortization at September 30, 2002 was approximately $156,000. For the nine months ended September 30, 2002 and 2001, EP MedSystems recorded approximately $25,000 and $18,000 in amortization expense for other intangible assets.

For the year ended, December 31, 2002 and 2003, amortization expense is estimated to be approximately $33,000 and $10,000, respectively.

NOTE 11. RECENTLY ISSUED ACCOUNTING STANDARDS

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS No. 143"), "Accounting for Asset Retirement Obligations." This standard requires that obligations associated with the retirement of tangible long-lived assets be recorded as liabilities when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, this liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, which for EP MedSystems means the standard will be adopted on January 1, 2003. EP MedSystems is currently evaluating the impact the adoption of this statement will have on its results of operations, financial position or cash flows.

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

NOTE 12. SUBSEQUENT EVENT

     On October 29, 2002, EP MedSystems withdrew the registration statement on Form SB-2 relating to the Fusion Agreement and on November 13, 2002 the parties mutually agreed to terminate the agreement effective January 15, 2003 (See Note
4).

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

     EP Med's leading diagnostic product is the EP-WorkMate(R), a computerized electrophysiology workstation that monitors, displays and stores cardiac electrical activity and arrhythmia data. The EP-WorkMate(R) offers, among other features, display and storage of up to 192 intracardiac signals, real-time analysis and integration with our own proprietary systems, such as the EP-3(TM) Stimulator, as well as with other technologies and systems. The EP-3(TM)
Stimulator is a computerized signal generator and processor which, when integrated with the EP-WorkMate(R), is used to stimulate the heart with electrical impulses in order to produce, and thereby locate an arrhythmia. For the nine months ended September 2002, the EP-WorkMate(R) and EP-3(TM) Stimulator accounted for approximately 78% of total sales. EP Med also markets a line of diagnostic electrophysiology catheters for stimulation and sensing of electrical signals during electrophysiology studies, which represented approximately 4% of EP Med's total sales revenues for the nine months ended September 2002. The sale of fluoroscopy units in the third quarter, accounted for 13% of sales for the nine months ended September, 2002. While we no longer have an agreement to sell these types of units, we are evaluating strategic opportunities in this area.

     We have identified the diagnosis and treatment of atrial fibrillation, a particular type of arrhythmia, as a primary focus for our ongoing development efforts. Atrial fibrillation is a condition where erratic electrical signals are present within the atria, the upper chambers of the heart, causing fibrillation of the atria, which prevents the atria from providing appropriate blood flow output. In an effort to address this medical condition, we have developed a new product for internal cardioversion of atrial fibrillation known as the ALERT(R) System, which uses a patented electrode catheter to deliver measured, low-energy bi-phasic electrical impulses directly to the inside of the heart to convert atrial fibrillation to a normal heart rhythm. We have obtained Class III Design Examination Certification from a European notified body allowing us to label the ALERT(R) System with a CE Mark, an international symbol of adherence to quality assurance standards, design reviews and hazard analysis, which permits us to sell the ALERT(R) System in the European Community. International sales of the ALERT(R) System and related catheters accounted for approximately 5% of EP Med's total sales revenues for the nine months ended September 2002. The ALERT(R) System is not approved for sale in the United States, but we have completed clinical trials and have submitted our application for pre-market approval of the device to the U.S. Food and Drug Administration and have responded to FDA requests for supplemental information; we are awaiting further action on this application and on other regulatory matters. As such, approval to market and sell the ALERT(R) System in the U.S. may take until fourth quarter of 2002 or later, if approved at all.

     We are also involved in the development of an intracardiac ultrasound product line including the ViewMate(TM) ultrasound imaging console and intracardiac imaging catheters. These products offer high-resolution, real-time ultrasound capability designed to improve a physician's or clinician's ability to visualize the inside of the chambers of the heart. We believe that the ViewMate(TM) Ultrasound System may play an important diagnostic role allowing more effective treatment options of complex cardiac arrhythmias such as ventricular tachyarrhythmia and atrial fibrillation. Our ultrasound products currently are not approved for sale. We expect to file our application for 510(k) approval and CE Mark authorization in the fourth quarter of 2002. We do not anticipate receiving approval to sell the ViewMate(TM) Ultrasound System until at least the first quarter of 2003, if approved at all.

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

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

     Net sales were $9,495,000 for the nine months ended September 30, 2002 as compared to $6,964,000 for the comparable period in 2001. This $2,531,000 (or 36%) increase is primarily due to a 13% increase in the number of EP WorkMates(R) sold in the nine months ended September 30, 2002 compared to the same period in 2001 due to continued market acceptance of our new NT Platform coupled with improved sales in our domestic market. In addition, revenue of $1,249,000 was recorded in the three months ended September 30, 2002 in connection with the sale of fluoroscopy units. While we no longer have an agreement to sell fluoroscopy units, EP Med is currently evaluating strategic opportunities in this area.

     Net sales for the nine months ended September 2002 were billed in two currencies: $9,166,000 in U.S. dollars and 329,000 in Euro. Management has determined the impact of foreign currency risk on sales to be minimal since a majority of sales are billed in U.S. dollars. EP Med does incur translation gains/losses in Stockholder's Equity. EP Med incurred a translation loss of approximately $10,000 for the nine months ended September 30, 2002. EP Med has not entered into any derivative financial instruments for hedging or other purposes.

     Gross profit on sales for the nine months ended September 30, 2002 was $4,998,000 as compared with $3,737,000 for the same period in 2001. Gross profit decreased as a percentage of sales from 54% to 53%, due to a lower margin on the fluoroscopy units, net of reductions in manufacturing labor costs (primarily resulting from the cost initiatives initiated in the fourth quarter of 2001) and lower raw material component costs. We anticipate improvement in EP Med's overall gross profit percentage as sales of the ALERT(R) System and other catheter products increase, which should offset the fixed costs associated with maintaining a catheter manufacturing operation.

     Sales and marketing expenses decreased $98,000 (or 3%) to $3,384,000 for the nine months ended September 30, 2002 as compared to the same period in 2001. The decrease during this period was primarily due to a reduction in head count and advertising costs.

     General and administrative expenses increased $236,000 (or 15%) to $1,861,000 for the nine months ended September 30, 2002 as compared to the same period in 2001. This was primarily due to an increase in legal and accounting fees in connection with various agreements and business insurance and travel costs, net of a decrease in foreign exchange changes.

     Research and development expenses increased $439,000 (or 23%) to $2,371,000 for the nine months ended September 30, 2002 as compared to the same period in 2001. This is primarily due to professional fees related to our latest development initiatives around the ALERT(R) System and ViewMate(TM) ultrasound imaging console and intracardiac imaging catheters and costs relating to addressing regulatory and submission requirements. EP Med expects that research and development expenses are likely to increase in future periods, in part due to ongoing expenses related to the ALERT(R) and ViewMate(TM) Ultrasound Systems, new product development activities and continued costs associated with the regulatory approval process.

     In connection with the stock purchase agreement with Fusion Capital, the Company had recorded deferred offering costs of approximately $1 million, which were recorded in other assets and additional paid-in capital, and were to be offset against proceeds as the common stock was sold to Fusion Capital. During the third quarter, the Company determined it was no longer probable that shares would be sold under this agreement, based on new financing opportunities initiated by the Company, and therefore, the entire amount of the deferred offering costs were written off. This non-cash charge, as well as $76,000 of additional cash expenditures, were recorded as a separate line item labeled "Offering costs" within operating expenses in the Statement of Operations. On October 29, 2002, EP MedSystems withdrew the registration statement relating to the Fusion Agreement and on November 13, 2002 the parties mutually agreed to terminate the agreement effective January 15, 2003.

     Interest expense decreased $91,000 (or 36%) to $16,000 for the nine months ended September 30, 2002 as compared to the same period in 2001. This was a result of a reduction in the prime interest rate in the first nine months as compared to the same period in 2001 and the paydown of long-term debt in the first quarter of 2002.

THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001.

     Net sales were $3,411,000 for the three months ended September 30, 2002 as compared to $2,483,000 for the comparable period in 2001. This $928,000 (or 37%) increase is the result of revenue of $1,249,000 which was recorded in the three months ended September 30, 2002 in connection with the sale of a fluoroscopy units. While we no longer have an agreement to sell fluoroscopy units, EP Med is currently evaluating strategic opportunities in this area.

     Net sales for the three months September 2002 were billed in two currencies: $3,386,000 in U.S. dollars and 25,000 in Euro. Management has determined the impact of foreign currency risk on sales to be minimal since a majority of sales are billed in U.S. dollars. EP Med does incur translation gains/losses, which are recorded in Shareholder's Equity. EP Med's translation loss for the three months ended September 30, 2002 was approximately $4,000.

     Gross profit on sales for the three months ended September 30, 2002 was $1,442,000 as compared to $1,337,000 for the same period in 2001. The gross profit decreased as a percentage of sales from 54% to 42%, due to a lower margin on the fluoroscopy units and a higher number of units sold outside the United States which have a lower overall margin; net of reductions in manufacturing labor costs (primarily resulting from the cost initiatives initiated in the fourth quarter of 2001) and lower raw material component costs.

     Sales and marketing expenses remained essentially the same at $1,190,000 for the three months ended September 30, 2002 as compared to the same period in 2001. Costs decreased as a percentage of total sales to 35% for the third quarter of 2002 as compared to 49% for the same period in 2001. This was primarily due to a reduction of travel, head count and advertising with an increase in sales as compared to the same period in 2001.

     General and administrative expenses increased $278,000 (or 51%) to $822,000 for the three months ended September 30, 2002 as compared to the same period in 2001. This was primarily due to an increase in legal and accounting fees in connection with various agreements and in business insurance and travel costs

     Research and development expenses increased $179,000 (or 28%) to $813,000 for the three months ended September 30, 2002 as compared to the same period in 2001. This was primarily due to professional fees related to our latest development initiatives around the ALERT(R) System and ViewMate(TM) ultrasound imaging console and intracardiac imaging catheters and costs relating to addressing regulatory and submission requirements. EP Med expects that research and development expenses are likely to increase in future periods, in part, due to ongoing expenses related to the ALERT(R) and ViewMate(TM) Ultrasound Systems, new product development activities and continued costs associated with the regulatory approval process.

     In connection with the stock purchase agreement with Fusion Capital, the Company had recorded deferred offering costs of approximately $1 million, which were recorded in other assets and additional paid-in capital, and were to be offset against proceeds as the common stock was sold to Fusion Capital. During the third quarter, the Company determined it was no longer probable that shares would be sold under this agreement, based on new financing opportunities initiated by the Company, and therefore, the entire amount of the deferred offering costs were written off. This non-cash charge, as well as $76,000 of additional cash expenditures, were recorded as a separate line item labeled "Offering costs" within operating expenses in the Statement of Operations. On October 29, 2002, EP MedSystems withdrew the registration statement relating to the Fusion Agreement and on November 13, 2002 the parties mutually agreed to terminate the agreement effective January 15, 2003.

     Interest expense decreased $28,000 for the three months ended September 30, 2002 as compared to the same period in 2001. This was the result of a reduction in the prime interest rate in the third quarter of 2002 as compared with the second quarter of 2001 and the pay down of long-term debt in the first quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES.

     Since EP Med's incorporation in January 1993, EP financial performance has resulted in an accumulated deficit of approximately $26.2 million at December 31, 2001 and approximately $30 million at September 30, 2002.

     In November 2000, EP Med Systems completed a debt financing with Medtronic Asset Management, Inc., an affiliate of Medtronic, Inc., one of EP Med's shareholders, which provided an aggregate of $3.2 million. The financing transaction, evidenced by a note purchase agreement and secured promissory note bearing interest at two percentage points over the prime rate, provides that principal and all accrued interest on the note are to be repaid on November 15, 2003 and that the note is secured by a pledge by David Jenkins, EP Med's, Chairman of the Board of 300,000 shares of common stock of Transneuronix, Inc., a privately-held corporation engaged in the development of neuro-muscular stimulation devices. The shares pledged amounted to approximately 5% of the total outstanding common stock of Transneuronix, Inc. EP Med is currently in negotiations to extend the terms of the agreement.

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

     We are currently negotiating with an institutional lender regarding a $2 million line of credit facility.

     We are negotiating a mortgage on our West Berlin, New Jersey facility. We expect that this agreement will close in the fourth quarter of 2002.

     On September 5, 2002, EP MedSystems entered into a stock purchase agreement and license agreement with Boston Scientific Corporation ("BSC") in connection with a strategic joint development project by EP MedSystems and BSC in the field of cardiac electrophysiology. It is expected that this development plan will be completed over the next calendar year. Should EP MedSystems abandon the project without cause, an abandonment fee of $1 million in cash or EP MedSystems stock would be due BSC. Following the completion of the development, EP MedSystems will have marketing rights to the technology and pay royalties to BSC based on the market value of the technology at the time of sale. This stock purchase agreement with BSC allows for the sale of up to $3,000,000 of common stock based on milestones in the development of certain cardiac electrophysiology technology. The common stock is sold at the lesser of the ten day average trading price per share prior to the closing of each installment purchase, and $5.00 per share. Upon signing of the agreement, EP MedSystems received $500,000 for 210,084 shares issued at the ten day average trading price of $2.38 per share. Pursuant to a registration rights agreement between EP MedSystems and BSC, BSC has been granted demand registration rights (exercisable on up to two occasions) and piggyback registration rights with respect to the common stock purchased pursuant to the stock purchase agreement. The demand registration rights may not be exercised until the first anniversary of the date of the registration rights agreement unless certain milestones have been achieved or the license agreement has been earlier terminated. The piggyback registration rights may be exercised for a period commencing six months after the date of the registration rights agreement and ending on the second anniversary of the final installment purchase under the stock purchase agreement.

     Net cash used in operating activities in the nine months ended September 30, 2002 amounted to approximately $242,000 as compared with a net cash usage of $2,960,000 in the same period in 2001. This improvement was primarily due to non-cash portion of the write off of Fusion costs of approximately $1,042,000 and a decrease in accounts receivable as compared to the third quarter of 2001. Capital expenditures, net of disposals, were $141,000 for the nine month period ended September 30, 2002 as compared to $123,000 in 2001. We expect to purchase capital equipment and to expand our manufacturing and assembly capabilities as we continue to grow, however, we currently do not have any commitments for purchases. We lease office space and certain office equipment under operating leases.

     Working capital decreased $2,292,000 from December 31, 2001 to $4,523,000 at September 30, 2002. This is primarily due to (1) a $363,000 reduction in cash, primarily the result of the repayment of EP Med's term loan balance to Fleet and current losses; and (2) a $475,000 reduction in deferred tax assets due to the receipt from the sale of the New Jersey State Net Operating Loss noted above (3) net of increases in inventory purchasing for the nine months ended September 30, 2002.

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

     EP Med has a history of operating losses and we expect to continue to incur operating losses in the near future as we continue to expend substantial funds for research and development, increased manufacturing activity and expansion of sales and marketing activities. The amount and timing of future losses will depend upon, among other things, the volume of sales of our existing products, the timing of regulatory approval and market acceptance of the ALERT(R) and ultrasound systems and of new products under development as well as EP Med's ability to establish, preserve and enforce intellectual property rights related to our products. There can be no assurance that any of our development projects will be successful or that if development is successful, that the products will generate any sales. We are currently seeking sources of financing. If sources of financing are not available, we will have to reduce costs or reduce our scope of operations. Based upon our current plans and projections, together with expected financings or potential cost reductions, however, we believe that our existing capital resources will be sufficient to meet our anticipated capital needs for at least the next twelve months.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS No. 143"), "Accounting for Asset Retirement Obligations." This standard requires that obligations associated with the retirement of tangible long-lived assets be recorded as liabilities when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, this liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, which for EP MedSystems means the standard will be adopted on January 1, 2003. EP MedSystems is currently evaluating the impact the adoption of this statement will have on its results of operations, financial position or cash flows.

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

ITEM 3.  CONTROLS AND PROCEDURES

     Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

     In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     Not Applicable.

ITEM 2.  CHANGES IN SECURITIES

     (a)  Not applicable.

     (b)  Not applicable.

     (c) On September 5, 2002, EP MedSystems sold 201,084 shares of common stock to Boston Scientific Corporation for $500,000 (or $2.38 per share, the ten day average trading price for the common stock preceding the sale. See Note 4. The sale was effected without registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as no general solicitation was made, only a single offer and sale was made, and the purchaser was financially sophisticated and capable of evaluating the merits and risks of its investment.

     (d) Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     EP MedSystems held its 2002 Annual Meeting of Shareholders (the "Meeting") on August 29, 2002. The following were the matters voted upon at the Meeting:

     1.  Election of  Directors.  The  following  directors  were elected at the
Meeting: Abhijeet Lele, Paul L. Ray and Richard C. Williams. The number of votes cast for and withheld from each director are as follows:

                                         Number of Shares
                                         ----------------

                                          For          Withheld
                                          ---          --------

                 Abhijeet Lele         12,578,528      624,950

                 Paul L. Ray           12,540,128      663,350

                 Richard C. Williams   12,576,628      626,850

David A. Jenkins and Reinhard Schmidt continued as directors after the Meeting.

     2. Approval of 2002 Stock Option Plan. The 2002 Stock Option Plan was approved by the following vote of the common stock:

                                        Number of Shares
                                        ----------------

                           For              Against           Abstained
                           ---              -------           ---------

                        6,997,311           906,646             10,450

     3. Approval of Amendment to 1995 Director Option Plan. The amendment to the 1995 Director Option Plan increasing the shares issuable thereunder from 360,000 to 540,000 was approved by the following vote of the common stock:

                                        Number of Shares
                                        ----------------

                           For              Against           Abstained
                           ---              -------           ---------

                       6,938,159             963,798           12,450

ITEM 5.  OTHER INFORMATION

     Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          The exhibits are listed in the Exhibit Index appearing at page 24 herein.

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



                              EP MEDSYSTEMS, INC.
                              -------------------
                              (Registrant)

Date:  November 14, 2002  By: /s/  Reinhard Schmidt
                              --------------------------------------------
                              Reinhard Schmidt
                              President and Chief Executive Officer and Director (Principal Executive Officer)

                                  CERTIFICATION

     I,  Reinhard   Schmidt,   President  and  Chief  Executive  Officer  of  EP
MedSystems, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of EP MedSystems, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board or directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002          /s/ Reinhard Schmidt
                                  ----------------------------------------------
                                  Reinhard Schmidt
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)

                                  CERTIFICATION

     I, Matthew Hill, Controller of EP MedSystems, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of EP MedSystems, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board or directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002          /s/ Matthew Hill
                                  ----------------------------------------------
                                  Matthew Hill
                                  Controller
                                  (Principal Financial Officer)

                                  EXHIBIT INDEX
                                  -------------


Exhibit #                    Description                            Location
---------                    -----------                            --------

10.1      Stock Purchase Agreement dated September 5, 2002
          between EP MedSystems and Boston Scientific
          Corporation (without exhibits)                         Filed herewith

10.2      Registration Rights Agreement dated as of
          September 5, 2002 between EP MedSystems and Boston
          Scientific Corporation (without exhibits)              Filed herewith

99.1      Certification pursuant to Section 906 of
          Sarbanes-Oxley Act of 2002                             Filed herewith