Form 10KSB
period 2002-12-31
EP MEDSYSTEMS INC
filed 2003-03-31
CIK 1012394

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
         (Mark one)
 X Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended:  December 31, 2002

___ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _________ to ___________

                         Commission file number: 0-28260

                               EP MedSystems, Inc.
                 (Name of small business issuer in its charter)

New Jersey                                                22-3212190
         (State or Other Jurisdiction of Incorporation or Organization)
                      (I.R.S. Employer Identification No.)

575 Route 73 North, Bldg. D, West Berlin, NJ                          08091
(Address of Principal Executive Offices)                          (Zip Code)

                                 (856)           753-8533 (Issuer's Telephone
                                                 Number, Including Area Code)

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

[X] Yes  [ ]  No

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

Indicate by a check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2, of the Act). during.

   [   ] Yes         [X]  No


     The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the issuer's common stock on March 26, 2003 as reported on the Nasdaq National Market, was approximately was approximately $19,927,251. Shares of common stock held by each executive officer, director and each shareholder whose beneficial ownership exceeded 5% of the outstanding Common Stock at June 30, 2002 have been excluded in that such persons may be deemed to be affiliates. This determination status is not necessarily conclusive for determination for other purposes

The issuers revenues for the fiscal year ended December 31, 2002 were $12,419,499.

     As of March 26, 2003, there were outstanding 17,448,126 shares of the issuer's common stock, no par value, stated value $.001 per share and 373,779 shares of the issuer's Series A Convertible Preferred Stock, no par value, stated value $.001 per share.

Transitional Small Business Disclosure Format (check one):
         [    ]  Yes       [X]  No

            Cautionary Statement Regarding Forward-Looking Statements

     In addition to historical information, this Annual Report on Form 10-KSB for EP MedSystems, Inc. contains forward-looking statements relating to such matters as anticipated financial and operational performance, business prospects, technological developments, results of clinical trials, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. We emphasize to you that a variety of factors could cause EP Med's actual results and experience to differ materially from the anticipated results or other expectations expressed in the EP Med's forward-looking statements. When we use the words or phrases "believe," "anticipate," "expect," "intend," "will likely result," "estimate," "project" or similar expressions in this Annual Report on Form 10-KSB, we intend to identify such forward-looking statements, but they are not the exclusive means by which such statements are made. The forward-looking statements are only expectations and/or predictions which are subject to risks and uncertainties including the significant factors discussed herein under "Risk Factors" and general economic, market or business conditions, opportunities or lack of opportunities that may be presented to EP MedSystems, competitive actions, changes in laws and regulations and other matters discussed herein in the sections entitled "Item 1 - Business," and "Item 6 - Management's Discussion and Analysis or Plan of Operation" and elsewhere.

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

                                   FORM 10-KSB
                          Year Ended December 31, 2002
                                TABLE OF CONTENTS

Item
Number                                                                                  Page

                                     Part I.

1.       Description of Business                                                            1
2.       Description of Property                                                           18
3.       Legal Proceedings                                                                 18
4.       Submission of Matters to a Vote of Security Holders                               18

                                    Part II.

5.       Market for Common Equity and Related Stockholder Matters                          18
6.       Management's Discussion and Analysis or Plan of Operation                         19
7.       Financial Statements                                                              44
8.       Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure                                                              44

                                    Part III.

9.       Directors and Executive Officers, of the Registrant                               45
10.      Executive Compensation                                                            47
11.      Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                                   53
12.      Certain Relationships and Related Transactions                                    58

                                    Part IV.

13. Exhibits, List and Reports on Form 8-K 60 14. Controls and Procedures
Signatures 60


                                     PART I

Item 1.  Description of Business.

General

     We were incorporated in New Jersey in January 1993 and operate in a single industry segment. We develop, manufacture and market a broad-based line of products for the cardiac electrophysiology market used to diagnose, monitor and treat irregular heartbeats known as arrhythmias. Since our inception, we have acquired technology, developed new products and begun to market various electrophysiology products, including the EP-WorkMate(R) electrophysiology work station, the EP-3(TM) Stimulator, diagnostic electrophysiology catheters, the ALERT(R) System, including the ALERT(R) Companion and ALERT(R) internal cardioversion catheters, the ViewMate(R) intracardiac ultrasound catheter system and related disposable supplies like our unique one-piece catheter.

     Our leading product is the EP-WorkMate(R), a computerized electrophysiology workstation that monitors displays and stores cardiac electrical activity and arrhythmia data. The EP-WorkMate(R) offers, among other features, display and storage of up to 192 intracardiac signals, real-time analysis and integration with our own proprietary systems, such as the EP-3(TM) Stimulator, as well as with other technologies and systems. The EP-3(TM) Stimulator is a computerized signal generator and processor which, when integrated with the EP-WorkMate(R), is used to stimulate the heart with electrical impulses in order to locate arrhythmias. We believe that the EP-WorkMate(R), when integrated with the EP-3(TM) Stimulator, offers the most advanced computer system available to the electrophysiology market. The EP-WorkMate(R) and EP-3(TM) Stimulator accounted for approximately 81% of our total sales revenues in 2002 and approximately 86% of our total sales revenues in 2001. We also market a line of diagnostic electrophysiology catheters for stimulation and sensing of electrical signals during electrophysiology studies, which represented approximately 3% of our total sales revenues in 2002 and approximately 6% of our total sales revenues in 2001. The sale of fluoroscopy units in the third quarter accounted for approximately 10% of sales for the year ended December 31, 2002. While we no longer have an agreement to sell the types of units, we are evaluating strategic opportunities in this area.

     We have identified the diagnosis and treatment of atrial fibrillation, a particular type of arrhythmia, as an area of interest for our ongoing development efforts. Atrial fibrillation is a condition where waves of energy collect within the atria, the upper chambers of the heart, causing erratic electrical signals that prevent the atria from providing appropriate blood flow output. Atrial fibrillation is the most prevalent type of abnormal heart rhythm which, in 2000, was estimated to afflict over 5,000,000 people worldwide (approximately 2,000,000 of such patients in the United States) with an estimated 300,000 to 400,000 new cases diagnosed each year. Although not immediately life-threatening, patients with atrial fibrillation exhibit symptoms such as palpitations, fatigue and dizziness, among others. Atrial fibrillation is linked to a significantly increased risk of stroke and to a diminished lifestyle due to decreased cardiac output.

     In an effort to address this medical condition, we have developed a new product for internal cardioversion of atrial fibrillation known as the ALERT(R) System, which uses a patented electrode catheter to deliver measured, variable, low-energy, bi-phasic electrical impulses directly to the inside of the heart to convert atrial fibrillation to a normal heart rhythm. We have obtained Class III Design Examination Certification from a European Notified Body allowing us to label the ALERT(R) System with a CE Mark, an international symbol of adherence to quality assurance standards, design reviews and hazard analysis, which permits us to sell the ALERT(R) System in the European Community. International sales of the ALERT(R) System and related catheters accounted for approximately 6% of our total sales revenues in 2002 and approximately 8% of our total sales revenues in 2001. In November 2002, we received pre-market approval from the FDA to sell the Alert(R) System in the United States.

     We have also developed the ViewMate(R) intracardiac ultrasound catheter system consisting of ViewMate(R) ultrasound imaging console and Viewflex(TM) intracardiac imaging catheters. These products offer high-resolution, real-time ultrasound capability designed to improve a physician's or clinician's ability to visualize the inside of the chambers of the heart. We believe that the ViewMate(R) ultrasound system may play an important diagnostic role allowing more effective treatment of complex cardiac arrhythmias such as ventricular tachyarrhythmia and atrial fibrillation. Our ultrasound products currently are not approved for sale. We filed for CE Mark authorization in January 2003, and we expect to file for 510(K) approval to sell the system in the United States in the first half of 2003. We do not anticipate receiving approval to sell the ViewMate(R) Ultrasound System in Europe until the second quarter of 2003, if approved at all.

     We have a history of operating losses and we expect that our future operating expenses will continue to increase and, as such, we are likely to continue to have operating losses.

Products

     We develop, manufacture, market and sell a broad-based, integrated line of electrophysiology products used to diagnose, monitor, analyze and treat irregular cardiac arrhythmias. Our products can be separated by technology into the categories described below.

Electrophysiology Computer Workstations and Stimulators (EP-WorkMate(R),EP-3(TM) Stimulator)

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

     Our EP-3(TM) Stimulator is a computerized electrical pulse signal generator and processor when integrated with the EP-WorkMate(R), is used to stimulate the heart with electrical impulses in order to locate electrical disturbances or arrhythmias. During 2002, the EP-WorkMate(R) and EP-3(TM) Stimulator accounted for approximately 81% of our total sales revenues. We believe the EP-3(TM) Stimulator is currently the only computerized EP clinical stimulator being sold in the United States. It features automatic synchronization and rate controls as well as the same user interface as the EP-WorkMate(R). The EP-3(TM) Stimulator can be sold as a stand-alone electrophysiology stimulator or it can be integrated with the EP-WorkMate(R). We believe that the EP-WorkMate(R), when integrated with the EP-3(TM) Stimulator, offers the most advanced computer system available to the electrophysiology market.

The ALERT(R) System

     On November 27, 2002, we received Pre-Market Approval from the FDA to sell the ALERT(R) System in the United States. We are the first to market with an FDA-approved catheter based product for internal cardioversion.

     The ALERT(R) System was developed in an effort to provide a more effective and less traumatic method of converting atrial fibrillation to normal heart rhythm than traditional therapies, such as drugs and external cardioversion. Drug therapies are unpredictable in their effectiveness and often have side effects, such as abnormal heart rhythms, such as rapid ventricular tachycardia and potential life-threatening ventricular fibrillation. External cardioversion accomplished by introducing electricity to the heart through paddles or patches attached to a patient's chest, uses high energy in which electrical energy of up to 360 joules may be administered. External cardioversion may require patient hospitalization and general anesthesia due to the extreme pain associated with the high electrical output. Our clinical trials have shown that the patient can suffer skin burns and muscle and skeletal pain for days after the procedure.

     The ALERT(R) System represents a new approach to electrical cardioversion known as low-energy internal cardioversion, which uses a patented electrode catheter to deliver measured, variable, low-energy bi-phasic electrical impulses, programmable electrical energy from one to 15 joules , directly to the inside of the heart to convert atrial fibrillation to normal heart rhythm. The ALERT(R) System is comprised of a single-use proprietary electrode catheter with two separate electrode arrays (the "ALERT(R) Catheter") and an external energy source (the "ALERT(R) Companion"). We believe low-energy internal cardioversion using the ALERT(R) System provides numerous potential advantages over high-energy external cardioversion and drug conversion therapies. While only slightly more effective than external cardioversion (76% compared to 67% in our clinical trials), the other advantages over high-energy external cardioversion include:

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

     The advantage of the ALERT(R) System over traditional drug therapies is the elimination of harmful side effects associated with many such drugs. The trauma associated with the high-energy external cardioversion necessitating general anesthesia makes low-energy internal cardioversion a common-sense alternative, assuming similar or better results. Our clinical trials of 156 patients demonstrated that the ALERT(R) Systems was effective in 76% of patients as compared to external cardioversion in only 67% of patients.

     The disadvantages of the ALERT(R) System procedure are the same as with any catheter procedure where a catheter is introduced into the body through the skin. While catheter procedures are a common practice today and are generally considered to be low risk, the chance of infection, swelling and bruising at the site of insertion of the catheter remains a concern. Additionally, there is a certain risk of abnormal heart rhythm with any kind of procedure involving electrical application to the heart. EP Med believes that this is reduced with the ALERT(R) Systems as compared to external cardioversion due to the lower energy utilized.

     Prior to the PMA approval by the FDA, in November 2002, we conducted clinical trials to demonstrate the safety and efficacy of the ALERT(R) System for internal catheter-based cardioversion of atrial fibrillation. The clinical trial data reflected results of the 156 patients from 12 investigational centers wherein the primary objective was to determine whether the probability of successful termination of atrial fibrillation with the ALERT(R) System is practically equivalent to external cardioversion. Patients were observed for termination of atrial fibrillation after one hour and for continued sinus (normal) rhythm after one month. The ALERT(R) System was shown to be effective in the primary instance in 76% of patients who underwent the procedure as compared to 67% of the patients who underwent external cardioversion. Follow-up of these patients after one month revealed that 62% of patients successfully treated with the ALERT(R) System (44% of the entire clinical trial population) remained in sinus (normal) rhythm while 53% of those successfully treated with external cardioversion (and 31% of the entire clinical trial population) were still in sinus (normal) rhythm. Of the patients who participated in the trials, 17% experienced treatment-related adverse events such as abnormal rhythm (2%), bleeding (3%), bruising (4%), hardening of catheter insertion site (1%), hypotension (1%), infection (1%), ventricular fibrillation (1%) and ventricular tachycardia (1%). No patient deaths occurred, either device-related or non-device-related.

     In addition, we have Class III Design Examination Certification from a European Notified Body allowing us to label the ALERT(R) System with the CE Mark, and the product is being sold throughout Europe. The ALERT(R) TD Catheter, which incorporates thermodilution capability to the ALERT(R) pulmonary artery catheter, received CE Mark authorization. Thermodilution is a technique used to determine a patient's cardiac output by injecting a cold solution through the catheter into the blood stream and measuring blood temperature change over time with a thermistor mounted at the end of the catheter. This feature is expected to broaden the ALERT(R) applications to include the critical care and heart surgery markets by incorporating cardiac output measurement capability into the catheter. A separate, industry standard 14k ohm thermistor connector, facilitates catheter connection to existing Cardiac Output Computers distributed by numerous manufacturers. In the second quarter of 2003, we expect to file a PMA supplement for our ALERT(R) II System with a newer touchscreen design of the current ALERT(R) Companion. In February 2001, we received approval from our European Notified Body to begin shipment of our ALERT(R) Companion II.

     In December 2002, we submitted the ALERT(R) CS/RA product dossier to the European Notified Body for regulatory approval to affix the CE mark on to the product labeling, allowing for the sale of the products into the European Community. The ALERT(R) CS/RA Catheter System replaces existing electrophysiology catheters, allowing the EP physician to not only perform routine diagnostic procedures with the patented CS/RA, but also cardiovert atrial fibrillation to normal heart rhythm during the procedure. The ALERT(R) CS/RA Catheter System consists to two catheters, each placed within the heart, to be used together during an electrophysiology procedure to treat certain arrhythmia's, including atrial fibrillation. The catheters are placed in the coronary sinus vessel and the right atrium to allow the physician to pace, record and cardiovert the heart. The ALERT(R) CS/RA Catheters are used in conjunction with the ALERT(R) Companion. We expect to file a PMA supplement with the FDA in the second quarter of 2003 to allow us to sell this product in the United States. While we expect the filings to be approved, there are no assurances that we will be able to obtain these approvals.

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

     We have developed a new electrode manufacturing process using long-length electrodes for cardioversion and ablation procedures. This process, known as SilverFlex(R), is a patented technology, which provides unique electrode flexibility and a lightweight catheter while still maintaining excellent handling characteristics. Due to development evolution, the current product uses platinum instead of silver. It was determined that we would expand capabilities of the catheter to provide diagnostic and therapeutic functionality for use with our ALERT(R) product line. We are currently collecting clinical data and evaluating the benefits of incorporating SilverFlex(R) technology in our catheters.

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

     We are developing an intracardiac ultrasound product line, which includes the ViewMate(R) ultrasound imaging console and Viewflex(TM) intracardiac imaging catheters. These products offer high resolution, real-time ultrasound capability designed to improve a physician's or clinician's ability to view the inside of the chambers and anatomic structure of the heart safely and accurately, without the need to expose patients or physicians or clinicians, themselves to repeated X-ray radiation. The increased visualization is a result of having the catheter inside the heart itself thereby having cardiac features in the near field or its area of highest image resolution and detail. By manipulating the catheter tip and its phased array ultrasound crystal the physician or clinician will be able to visualize not only the entire heart but also to direct the wedge-shaped ultrasound beam at specific areas of interest. Additionally, our color capability will allow verification of heart valve patency and blood flow direction and amount. We believe that the ViewMate(R) Ultrasound System may play an important diagnostic role allowing more effective treatment of complex cardiac arrhythmias, including ventricular tachyarrhythmia and atrial fibrillation. Our ultrasound products currently are not approved for sale.

     In January 2003, we filed an application with the European Notified Body for regulatory approval to affix the CE Mark to allow sale of the product in the European Community. We expect to file a 510(K) for approval to sell the system in the United States in the second quarter 2003. While we expect these filings to be approved, there are no assurances that we will be able to obtain these approvals.

Fluoroscopy Products

     In May 2001, we entered into a distribution agreement with Fischer Imaging, Inc., pursuant to which we will distribute the Fischer products into the electrophysiology markets, primarily in the U.S. The Fischer products include the Bloom electrophysiology stimulator, which sells for approximately $22,000 to the hospital, and the Fischer EPX fluoroscopy (x-ray) products, which sell at prices ranging from $400,000 to $800,000, depending on the features. In the third quarter of 2002, we recorded revenue of approximately $1,249,000 related to the sale of two of these units. The agreement expired in May, 2002 and was not renewed. We are currently evaluating strategic opportunities in this area.

Certain Patents, Trademarks and Licenses

     EP Med's success and ability to compete depend, in part, upon our ability to protect our proprietary positions. EP Med's policy is to protect its proprietary position by, among other methods, filing United States and select foreign patent applications to protect the technology that is important to the development of our business. Pursuant to provisions adopted under the General Agreement on Tariffs and Trade, patents in force on June 8, 1995 are entitled to a patent term of the longer of 17 years from issuance or 20 years from the earliest filing date of the patent. EP Med currently holds (title to or rights under license or similar agreements to) 21 material patents in the U.S. and has 8 applications filed with the Patent and Trademark Office of which, one patent is pending issue. The last to expire of EP Med's patents will remain in effect until June 2018. We have also obtained certain patents in our principal overseas markets. The following are current material patents:


United States Patents                             Description                                Date of Expiration
5,433,7421                     Method for making a flexible adhesive electrode               November 19, 2013
5,807,324                      Steerable catheter                                            April 1, 2016
5,697,965                      Wiring of a common electrode array                            April 1, 2016
5,888,577                      Laser etched IBAD flexible metal electrodes                   June 30, 2017
5,931,863                      Combination pacing/sensing and cardioversion catheter         December 22, 2017
5,928,276                      One-piece electrophysiology catheter                          June 11, 2018
5,974,339                      Controlled current defibrillator                              November 26, 2017
6,085,117                      Electrophysiology catheter                                    December 22, 2017
6,144,870                      Catheter with improved electrodes and method of               October 21, 2016
                              fabrication
6,173,205                      Electrophysiology catheter                                    December 22, 2017
5,571,1592                     Temporary atrial defibrillation catheter and method           April 4, 2014
5,653,7342                     Temporary atrial defibrillation catheter and method           April 4, 2014
                              (division of 5,571,159)
5,928,2692                     Apparatus and method for temporary atrial defibrillation      April 4, 2014
6,181,9672                     Atrial defibrillator apparatus and method of use              April 4, 2014
5,207,2193                     Atrial defibrillator and method for providing interval        May 4, 2010
                              timing prior to cardioversion
5,161,5364                    Ultrasonic position indicating apparatus and methods           November 10, 2009
                              (electronics for detection)
5,373,8454                    Apparatus and method for forward looking volume imaging        December 20, 2011
5,329,9274                    Apparatus and method for locating an interventional            July 19, 2011
                              medical device with a ultrasound color imaging system
                              (equipment)
5,343,8654                    Apparatus and method for locating an interventional            Sept. 6, 2011
                              medical device with a ultrasound color imaging system
                              (method)
5,425,3704                    Method and apparatus for locating vibrating devices            March 23, 2014
                              (GreyMark)
5,421,3364                    Method for attaching an interventional medical device to       April 4, 2014
                              a vibratory member associated with visualization by an
                              ultrasound imaging system (NeedleEngager)

-----------------------------------

1 Subject to technology agreement with Allan Willis. See the Section entitled "Description of Business--Licenses and other Technology Agreements" below.

2 Subject to license agreement with Eckhard Alt. See the Section entitled "Description of Business--Licenses and other Technology Agreements" below.

3 Subject to license agreement with Incontrol, Inc. See the Section entitled "Description of Business--Licenses and other Technology Agreements" below.

4 Subject to license agreement with EchoCath, Inc. See the Section entitled "Description of Business--Licenses and other Technology Agreements" below.

Licenses and other Technology Agreements

     In addition, EP Med is a party to certain license agreements which have provided EP Med with rights under selected patents of third parties with regard to technology we consider important to our business. Such license agreements are summarized below.

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

     Pursuant to a license agreement with Incontrol, Inc., dated as of January 21, 1998, Incontrol granted to EP Med a non-exclusive, worldwide license relating to certain technology covered by an issued U.S. patent for synchronization of a defibrillation shock delivered using the ALERT(R) Companion. The license agreement provides that EP Med shall pay royalties equal to the greater of $200 per unit or 2% of the net sales price of the ALERT(R)Companion for the life of the patent. The term of the agreement will continue for the life of the last to expire of the licensed patents covered by the agreement unless earlier terminated by either party. Incontrol has the right to terminate the license upon 30 days' prior written notice to EP Med in the event of EP Med's breach, which breach remains uncured. EP Med has the right to terminate the license at any time upon 60 days' prior written notice to Incontrol.

     Pursuant to an agreement, dated as of April 10, 2001, EP Med purchased certain patent rights, technology and related know-how, relating to electrode configuration for catheter electrodes which may be used by EP Med in its internal cardioversion product line, from Sanjeev Saksena, for an initial payment of 10,000 shares of EP Med's common stock and subsequent payments in the form of quarterly royalties equal to 5% of net revenues (as defined under the agreement) derived by EP Med in respect of the sale or lease of the products covered by the technology (or 2 1/2% of net revenue where EP Med is paying a royalty to third party as to the product), and 50% of the net revenues received from EP Med's licensees or sublicensees in respect of product sales or leases, up to an aggregate of $1 million, whereupon the royalty decreases to 1% of net revenues up to total aggregate royalty payments of $5 million. The agreement further provides that, for a four-year period following the issuance of the patent (an application for which is pending), EP Med shall pay a minimum quarterly royalty of $10,000. The agreement may be terminated by either party in the event of breach of a material obligation by the other party which breach remains uncured for a period of 30 days after written notice thereof to the breaching party.

     Pursuant to an agreement, dated as of March 9, 1998, EP Med purchased from Allan Willis an issued U.S. patent and related know-how and technology,relating to conductive adhesive bands for catheter electrodes used in EP Med's SilverFlex(R) catheters. The agreement provides that the purchase price for the technology is comprised of an initial payment of $20,000 and subsequent payments in the form of quarterly royalties equal to 1% of net revenues (as defined under the agreement) derived by EP Med in respect of the sale or lease of the products covered by the technology and 50% of the net revenues received from EP Med's licensees or sublicensees in respect of product sales or leases, up to total aggregate royalty payments of $1 million. The agreement further provides that, as of January 1, 2002 through the date of expiration or declaration of invalidity of the patent, EP Med shall either pay a minimum quarterly royalty of $3,000 or grant to Mr. Willis a non-exclusive, royalty-free license to the patent including the right to sublicense to third parties. The agreement may be terminated by either party in the event of breach of a material obligation by the other party which breach remains uncured for a period of 30 days after written notice thereof to the breaching party.

     Pursuant to a settlement agreement with EchoCath, Inc., dated November 6, 2001, settling certain litigation among the parties, EchoCath granted to EP Med a fully paid-up worldwide, non-exclusive, non-assignable and non-transferable license on the use of patents and technology associated with EchoCath's ultrasound product line (EchoMark(R), EchoEye(R) and ColorMark(R) systems and products) which are designed and/or manufactured for electrophysiology applications, including mapping, ablation and internal cardioversion, but excluding permanent pacemaker leads and permanent defibrillator leads attached to permanent implantable pulse generators. The settlement agreement provides that EP Med shall pay to EchoCath a royalty equal to 2% of net sales of any product made, used or sold using the patents and technology but no minimum royalties. The term of the license will continue for the life of the last to expire of the licensed patents, including any improvements, unless earlier terminated by either party in the event of the other party's insolvency, declaration of receivership, making of an assignment for the benefit of creditors or the commission of an act of bankruptcy, dissolution, winding up or liquidation, or commission of any material breach which breach remains uncured for a period of 30 days.

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

     We have not received any notices alleging any infringement by EP Med on any other party's patents or intellectual property. However, there can be no assurance that current and potential competitors have not filed or in the future will not file applications or apply for patents or additional proprietary rights relating to devices, apparatus, materials or processes used or proposed to be used by EP Med.

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

     We use various trademarks in association with marketing and sale of our products. The following trademarks include those which have been registered with the U.S. Patent and Trademark Office, and those which are unregistered trademarks of EP Med:

         Registered Trademarks: EP-WorkMate(R), ALERT(R)System, SilverFlex(R), ProCath(R), V-LERT(R), ALERT VT(R), ViewMate(R)

         Unregistered Trademarks: EP-3(TM)Stimulator and Viewflex(TM)

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

     Our expenditures for research and development (which include expenditures for clinical trials, regulatory affairs and engineering) totaled approximately $3,289,000 and $2,521,000 in the years ending December 31, 2002 and 2001, respectively. During 2002 and 2001, our principal research and development costs involved the ALERT(R) System and the ALERT(R) CS/RA catheter system clinical trials and regulatory approval process, efforts to develop and obtain regulatory approval of our line of ultrasound products, hiring of additional in-house engineering and technical support personnel and increased development work on existing products, including the EP-WorkMate(R) and electrophysiology catheters. Additionally, other research and development efforts are ongoing to develop new products, enhance existing products and lower production costs.

Sales, Marketing and Distribution Methods

Domestic

     We primarily utilize our own direct sales and marketing force to sell and promote our products in the U.S. market. Within each hospital, the sales and marketing effort is directed at those physicians, primarily electrophysiologists, most likely to use our products. In September of 2002, we announced a purchasing agreement with Premier, Inc., a large group purchasing organization for our EP-WorkMate(R) and catheter product lines.

     We expect to expend considerable resources and effort to support the roll out of our new products, including the recently FDA-approved ALERT(R) System and the ALERT(R) CS/RA and the ViewMate(R) Systems, if and when they are approved. Examples of the types of expenditures are physician/clinician training and education, promotional materials, sample products and increased direct sales expenses, among others.

International

     We utilize our own direct sales and marketing force to sell and promote our products in France. Outside of the French market, we utilize a network of independent distributors to sell our products internationally. The distributor agreements specify territory, terms, products and minimum sales and can be terminated by both sides as agreed in the contract. One international distributor accounted for 11% of total sales for the year ended December 31, 2002. While we do not consider any other distributor arrangement to be material to our business, we might not be able to replace existing distributors on a timely basis if present relationships are terminated. Further, we might not be able to make arrangements with new distributors to access new international markets and both current and future distributors might not be successful in actively and effectively marketing our products. We have branch offices in the United Kingdom and France and are setting up a call center in Oss, Netherlands. We feel this will improve distributor relationships and service European needs in a shorter response time and assist in additional promotion of our products in Europe. Our European offices are staffed with a Sales Manager, a field engineer and an office manager. We additionally have a sales engineer located in Japan to assist our Asia Pacific distributors. We expect to expend considerable resources and effort to support the sale of the ALERT(R) CS/RA and ViewMate(R) Systems in Europe, if and when approved. Examples of the types of expenditures are physician/clinician training and education, promotional materials, sample products and increased direct sales expenses, among others.

     No assurance can be given that EP Med or our distributors can successfully sell the ALERT(R) CS/RA and ViewMate(R) Systems or other products in Europe or elsewhere on terms acceptable to us, or at all. Future foreign sales will be subject to certain risks, including exchange rate fluctuations, local medical reimbursement issues, duties, tariffs and taxes, import restrictions and other regulations.

Customers

     Our products are sold to medical institutions and physicians in the United States which then bill various third-party payers, such as government programs and private insurance plans. See the Section entitled "--Third-Party Reimbursement."

Manufacturing and Sources of Supply

     We assemble our products at our West Berlin, New Jersey facility. Our engineers generally design our products and their functionality; however, certain critical components of the ALERT(R) Companion, EP-WorkMate(R), EP-3(TM) Stimulator and, when completed, our ultrasound products, are, and will be, obtained from outside sources. Examples of these components are computers, high-resolution monitors and laser printers that are typically available from more than one vendor. Vendors of raw materials are required to submit certificates of compliance to EP Med's specifications. The parts are inspected and tested upon receipt as well as when the components are assembled into a complete system prior to shipment.

     Our catheters are assembled and tested by us at our West Berlin, New Jersey facility prior to contract sterilization. The West Berlin, New Jersey facility has ISO-9001 Quality System and Design Examination Certification which allows the CE Mark to be used on our products allowing the sale of the products in the European Community.

     The West Berlin, New Jersey facility has no experience in large-scale manufacturing and there can be no assurance that we will be successful in manufacturing products in significant volume. We believe that we have sufficient capacity to satisfy our manufacturing needs for at least the next twelve months and are evaluating methods of assuring those needs including outsourcing of certain aspects of the manufacturing process.

Government Regulation

United States

     The West Berlin, New Jersey facility and the quality assurance procedures in effect there are subject to good manufacturing practices ("GMP") regulations and quality system regulations promulgated by the U.S. Food and Drug Administration. In July 2001, subsequent to an inspection of our West Berlin facility by the FDA, we received a "warning letter" requiring us to investigate and correct various observations made by the FDA with respect to violations at the facility and relating to our procedures primarily pertaining to design controls and manufacturing process controls. The warning letter identified six areas requiring our attention. We responded to all of the issues raised in the warning letter and the FDA subsequently completed a GMP re-audit of the facility and initial PMA audit of the facility in January 2002. The PMA procedure involves a more rigorous, complex and lengthy review process by the FDA and the FDA will inspect the manufacturing facility where the unapproved product is to be made to ensure compliance with the FDA's requirements as to good manufacturing practices regulations prior to issuance of a PMA.

     On March 20, 2002, EP Med met with the FDA to review the GMP/PMA audit. The conclusion of that meeting was to schedule a follow-up limited scope re-affirmation visit to occur in the next 30 days. This follow-up validation was required given that the facility is being cleared for a GMP/PMA approval.

     On June 24, 2002, we received GMP Compliance from the FDA and received satisfactory status for the facility allowing us to manufacture product for sale. We also passed our GMP / Pre-Market Approval audit for the manufacture of the ALERT(R) System product line.

     We have pre-market approval for the marketing and sale of the EP-WorkMate(R) and the EP-3 (TM) Stimulator in the United States.

     With respect to our ALERT(R) System product line, after completion of our clinical trials, we submitted our PMA application to the FDA in October 2001. In April 2002, the FDA notified us of its comments regarding our submission and of deficiencies contained in the submission and requested additional information and clarification. The deficiencies noted in the submission fall into three categories: qualification and testing, clinical and statistical issues and labeling, which have required providing supplemental or expanded disclosure relating to test results. We have had discussions with the FDA regarding the issues raised in the notification and, in July 2002, we submitted our response to the FDA. On November 27, 2002, we received PMA approval for the sale of the ALERT(R) System in the United States.

     In December 2002, we submitted the ALERT(R) CS/RA product dossier to the European Notified Body for regulatory approval to affix the CE mark on to the product labeling, allowing for the sale of the products into the European Community. The ALERT(R) CS/RA Catheter System replaces existing electrophysiology catheters, allowing the EP physician to not only perform routine diagnostic procedures with the patented CS/RA, but also cardiovert atrial fibrillation to normal heart rhythm during the procedure. The ALERT(R) CS/RA Catheter System consists to two catheters, each placed within the heart, to be used together during an electrophysiology procedure to treat certain arrhythmia's, including atrial fibrillation. The catheters are placed in the coronary sinus vessel and the right atrium to allow the physician to pace, record and cardiovert the heart. The ALERT(R) CS/RA Catheters are used in conjunction with the ALERT(R) Companion. We expect to file a PMA supplement with the FDA in the second quarter to allow us to sell this product in the United States. While we expect the filings to be approved, there are no assurances that we will be able to obtain these approvals.

     We have developed a new electrode manufacturing process using long-length electrodes for cardioversion and ablation procedures. This process, known as SilverFlex(R), is a patented technology, which provides unique electrode flexibility and a lightweight catheter while still maintaining excellent handling characteristics. Due to development evolution, the current product uses platinum instead of silver. It was determined that we would expand capabilities of the catheter to provide diagnostic and therapeutic functionality for use with our ALERT(R) product line. We are currently collecting clinical data and are evaluating the benefits of incorporating SilverFlex(R) technology in our catheters.

     In January 2003, we filed an application with the European Notified Body for regulatory approval to affix the CE Mark to allow sale of the Viewmate(R) Intracardiac Ultrasound Catheter System in the European Community. We expect to file a 510(K) for approval to sell the system in the United States in the second quarter 2003. While we expect these filings to be approved, there are no assurances that we will be able to obtain these approvals.

     The process of obtaining and maintaining required regulatory approvals can be expensive, uncertain and lengthy, and there can be no assurance that we will ever obtain such approvals and that if such approvals are obtained, there can be no assurance that we will be able to maintain the approvals. Delays in receipt of, or failure to receive, such approvals, the loss of previously received approvals, or failure to comply with existing or future regulatory requirements would have a material adverse effect on our business, financial condition and results of operations. Changes in existing requirements or adoption of new requirements also could have a material adverse effect on our business, financial condition, and results of operation.

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

     There can be no assurance that substantial reimbursement will be or remain available for our products or even if reimbursement is available, that payers' reimbursement policies will not adversely affect our ability to sell our products on a profitable basis.

Competition

     The medical device market, particularly in the area of cardiac electrophysiology, is highly competitive, as the market is characterized by rapid product development and technological change. Our present or future products could be rendered obsolete or uneconomic by technological advances by one or more of our present or future competitors or by other therapies. EP Med's future success will depend upon our ability to remain competitive with other developers of such medical devices and therapies. We believe that our existing products compete primarily on the basis of features, effectiveness, quality, ease and convenience of use, customer service and cost effectiveness.

     Our primary competitors in the production of catheters and disposable accessories are C.R. Bard Inc., EP Technologies, Inc. (a subsidiary of Boston Scientific Corporation), Medtronic, Inc., Biosense Webster, Inc. (a subsidiary of Johnson & Johnson, Inc.) and Daig Corporation (a subsidiary of St. Jude Medical, Inc.). In the computerized electrophysiology workstation and electrophysiology stimulator market, our main competitors are Marquette-Prucka (a division of General Electric) and C.R. Bard Inc.

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

Employees

     At December 31, 2002, EP Med had 78 full-time employees and one part-time employee, of whom 22 were dedicated to manufacturing, 11 represent executive management and administration, 23 were engaged in sales and marketing clinical applications and customer service and 23 were engaged in research and development, regulatory affairs, and quality assurance. We believe our employee relations are satisfactory.

Item 2.  Description of Property.

     EP Med owns and operates a facility comprising approximately 15,000 square feet in West Berlin, New Jersey. The operations of this facility are predominantly manufacturing and assembly of hardware and catheter products. This facility additionally houses administration, engineering, catheter research and development and warehousing. EP Med also leases an additional 2,500 square feet of space adjacent to its West Berlin, New Jersey facility for customer service and warehousing. At December 31, 2002, the facility owned by EP Med in West Berlin was encumbered by a $750,000 mortgage, maturing on December 31, 2005, convertible into EP Med common stock at escalating levels throughout the term. A previous mortgage was repaid in March, 2002.

     EP MedSystems UK Ltd. has an office in Kent, England under a lease for approximately 822 square feet effective through January 2003. The lease provides for monthly rental payments of (pound)708 ($1,029 U.S.) and is currently on a month-to-month basis. In addition, EP MedSystems France S.A.R.L. entered into a month-to-month lease in May 1999, for 150 square feet of office space in Aix en Provence, France. The lease provides for monthly rental payments of (Function)2600 ($278 U.S.).

         We believe that our facilities are sufficient to meet our expected needs for at least the next twelve months and that our facilities are adequately covered by insurance.

Item 3.  Legal Proceedings.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of security holders in the last quarter of 2002.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

        Our common stock has been traded on the Nasdaq National Market under the trading symbol "EPMD" since EP Med completed its initial public offering of common stock on June 21, 1996. Prior to that date, there was no public market for EP Med's common stock.

       The following table sets forth the high and low sale prices for our common stock for the periods indicated.



            Period                                     High                           Low
            ----------------------------------         -----------------------        ------------------
            2001
            ----
            First Quarter                              $3.50                          $1.78
            Second Quarter                             $3.15                          $1.13
            Third Quarter                              $2.64                          $1.05
            Fourth Quarter                             $2.98                          $1.08

            2002
            ----
            First Quarter                              $3.85                          $2.25
            Second Quarter                             $3.09                          $1.60
            Third Quarter                              $3.00                          $1.38
            Fourth Quarter                             $5.27                          $1.41

         As of February 28, 2003, there were approximately 56 registered holders of record of EP Med's common stock. This number excludes individual shareholders holding stock under nominee security position listings because many of such shares are held by brokers and other institutions on behalf of shareholders. As a result, we are unable to estimate the total number of shareholders represented by these record holders, but we believe that the amount is in excess of 400.


Dividend Policy

         Historically, we have not paid any dividends to our shareholders and we do not expect to pay any dividends in the foreseeable future.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

     Except for historical information, the following Management's Discussion and Analysis or Plan of Operation contains forward-looking statements based upon current expectations that involve certain risks and uncertainties. EP Med's actual results could differ materially from those reflected in these forward-looking statements as a result of certain factors that include, but are not limited to, the risks discussed in the Section entitled "--Risk Factors." Please see the statements contained under the Section entitled "Cautionary Statements Regarding Forward-Looking Statements" above.

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

     EP Med's leading diagnostic product is the EP-WorkMate(R), a computerized electrophysiology workstation that monitors displays and stores cardiac electrical activity and arrhythmia data. The EP-WorkMate(R) offers, among other features, display and storage of up to 192 intracardiac signals, real-time analysis and integration with our own proprietary systems, such as the EP-3(TM) Stimulator, as well as with other technologies and systems. The EP-3(TM) Stimulator is a computerized signal generator and processor which, when integrated with the EP-WorkMate(R), is used to stimulate the heart with electrical impulses in order to locate arrhythmia. During 2002, the EP-WorkMate(R) and the EP-3(TM) Stimulator accounted for approximately 81% of EP Med's total sales. EP Med also markets a line of diagnostic electrophysiology catheters for stimulation and sensing of electrical signals during electrophysiology studies, which represented approximately 3% of EP Med's total sales revenues in 2002. The sale of fluoroscopy units in the third quarter accounted for approximately 10% of sales for the year ended December 31, 2002. While we no longer have an agreement to sell the types of units, we are evaluating strategic opportunities in this area.

     We have identified the diagnosis and treatment of atrial fibrillation, a particular type of arrhythmia, as a primary focus for our ongoing development efforts. See the Section entitled "Description of Business--General." In an effort to address this medical condition, we have developed a new product for internal cardioversion of atrial fibrillation known as the ALERT(R) System, which uses a patented electrode catheter to deliver measured, variable, low-energy electrical impulses directly to the inside of the heart to convert atrial fibrillation to a normal heart rhythm. We have obtained Class III Design Examination Certification from a European Notified Body allowing us to label the ALERT(R) System with a CE Mark, an international symbol of adherence to quality assurance standards, design reviews and hazard analysis, which permits us to sell the ALERT(R) System in the European Community. International sales of the ALERT(R) System and related catheters accounted for approximately 6% of EP Med's total sales revenues in 2002. In November 2002, we received PMA approval from the FDA to sell the system in the United States.

     In December 2002, we submitted the ALERT(R) CS/RA product dossier to the European Notified Body for regulatory approval to affix the CE mark on to the product labeling, allowing for the sale of the products into the European Community. The ALERT(R) CS/RA Catheter System replaces existing electrophysiology catheters, allowing the EP physician to not only perform routine diagnostic procedures with the patented CS/RA, but also cardiovert atrial fibrillation to normal heart rhythm during the procedure. The ALERT(R) CS/RA Catheter System consists of two catheters, each placed within the heart, to be used together during an electrophysiology procedure to treat certain arrhythmia's, including atrial fibrillation. The catheters are placed in the coronary sinus vessel and the right atrium to allow the physician to pace, record and cardiovert the heart. The ALERT(R) CS/RA Catheters are used in conjunction with the ALERT(R) Companion. We expect to file a PMA supplement with the FDA in the second quarter to allow us to sell this product in the United States. While we expect the filings to be approved, there are no assurances that we will be able to obtain these approvals.

     EP Med also is involved in the development of an intracardiac ultrasound product line including the ViewMate(R) ultrasound imaging console and ViewFlexTM intracardiac imaging catheters. These products offer high-resolution, real-time ultrasound capability designed to improve a physician or clinician's ability to visualize inside the chambers of the heart. We believe that the ViewMate(R) Ultrasound System may play an important diagnostic role allowing more effective treatment options of complex cardiac arrhythmias such as ventricular tachyarrhythmia and atrial fibrillation. In January 2003, we filed an application with the European Notified Body for regulatory approval to affix the CE Mark to allow sale of the product in the European Community. We expect to file a 510(K) for approval to sell the system in the United States in the second quarter 2003. While we expect these filings to be approved, there are no assurances that we will be able to obtain these approvals.

         Critical Accounting Policies

     Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The SEC indicated that a critical accounting policy is one which is both important to the portrayal of the company's financial condition and results and requires management's most difficult, subjective or complex judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Note 1 of our Notes to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. In addition, Financial Reporting Release No. 61 requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. The information provided below describing EP Med's debt and future commitments is provided to facilitate a review of EP Med's liquidity and capital resources. The following is a brief discussion of the more significant accounting policies and methods used by us.

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

     EP Med has two sales channels: sales to independent distributors and sales directly to customers. EP Med's products do not require "installation" in the traditional sense, but the EP-WorkMate(R) does require a set up. For distributor sales, distributors are responsible for all set-up of all electronic hardware products and EP Med has no obligation after shipment of products to the distributors. For direct sales, the customer can perform the set-up on its own, however, EP Med personnel generally will assist customers in this process. The set-up process, which takes approximately 1-2 hours to complete, is usually performed within the week of shipment and primarily consists of assembling the workstation cart and plugging in the monitors, printer, isolation transformer, and the EP-3(TM) Stimulator (or other catheter) to the main computer and then answering any customer questions. This process does not impact our standard payment terms. For sales to distributors, payment terms are defined in the distributor agreements as 100% of the purchase price being due 30-60 days after shipment. For direct sales, payment terms are agreed in advance of the sale and generally require a 50% deposit prior to shipment, with the balance due 30-60 days after shipment.

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

Valuation of Goodwill, Intangible Assets, and Other Long-Lived Assets

     We assess the impairment of identifiable intangibles, long-lived assets and enterprise level goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

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

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 142 supercedes Accounting Principles Board Opinion No. 17, "Intangible Assets." SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001, therefore, EP MedSystems adopted SFAS No.142 on January 1, 2002. The primary changes made by SFAS No. 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. In connection with the adoption of this standard, EP MedSystems' unamortized goodwill balance is no longer amortized, but will continue to be tested for impairment. EP MedSystems plans to test impairment of goodwill, at least annually, using a two-step impairment test consisting of comparing goodwill fair value and book value of determined reporting units and, if applicable, measuring the excess of the recorded amount of goodwill with its implied fair value. During the second quarter of 2002, EP MedSystems completed the transitional goodwill impairment test and, determined that as of January 1, 2002, the fair value of goodwill exceeds its carrying value. Therefore, EP MedSystems has not recorded any goodwill transitional impairment loss and step two of the transitional test is not required. In accordance with SFAS 142, EP Med also completed a 2002 annual impairment test and will be subject to an impairment test each year thereafter and whenever there is an impairment indicator. While there was no impairment at this time, EP Med cannot guarantee there will not be impairments in future years.

Deferred Offering Costs

         Our policy is to defer offering costs until the offering costs are completed. Deferred offering costs are offset against Additional Paid-In Capital ratably as the stock is sold.

Results of Operations.

Results of Operations for the Fiscal Year Ended December 31, 2002 Compared to the Fiscal Year Ended December 31, 2001.

     Sales increased $2,486,000 (or 25%) to $12,419,000 in the year ended December 31, 2002 as compared to 2001. This increase in sales in 2002 resulted primarily from higher domestic sales due to a combination of enhanced EP-Workmate(R) system features, improved sales and marketing efforts and $1,249,000 in sales of fluoroscopy units. Sales of fluoroscopy units to one customer represented 10% of our total sales for 2002. Sales increased $841,000 in Asia and the Pacific Rim, as delays in the rollout of hardware improvements to the EP-WorkMate to the region were resolved in the first quarter of 2002. Gross profit on sales for the year ended December 31, 2002 was $6,712,000 as compared to $5,282,000 for 2001. Gross profit for those periods increased as a percentage of sales to 54% from 53%. The increase in gross profit as a percentage of sales was due to an overall increase in our electronics sales net of the sale of the lower margin fluoroscopy units in the third quarter. During 2002, we also decreased the costs associated with certain components used in the manufacture of EP-Workmate(R). We hope to further improve our overall gross profit percentage due to continued improvement in manufacturing costs and as increased sales cover the fixed manufacturing costs.

     Net sales for the year ended December 31, 2002 were billed in two currencies: $11,829,000 in U.S. dollars and 638,000 in Euros. Management has determined that the impact of foreign currency risk on sales is minimal since a majority of sales are billed in U.S. dollars. EP Med does incur translation gains/losses, which are recorded in Shareholders' Equity. EP Med's cumulative translation loss was negligible and transaction losses were $117,000 for the year ended December 31, 2002. EP Med has not entered into any derivative financial instruments for hedging or other purposes.

     Sales and marketing expenses increased $186,000 (or 4%) to $4,975,000 and decreased as a percentage of total sales to approximately 40% in the year ended December 31, 2002 as compared to 48% in 2001. The increase in sales and marketing costs were primarily due to an increase in commissions and increased travel related to the increase in sales.

     General and administrative expenses increased $368,000 (or 16%) to $2,605,000 and decreased as a percentage of total sales to approximately 21% for the year ended December 31, 2002, as compared to 23% in 2001. The increase in the administrative costs were a result of additional professional fees, primarily legal and accounting, due to various agreements and an increase in the costs of being a public company. There were also additional costs associated with business insurance in 2002 versus 2001.

     Research and development expenses increased $767,000 (or 30%) to $3,289,000 for the year ended December 31, 2002 as compared to 2001. This increase was due to an increase in head count to build out the R&D and Regulatory Function in order to manage the GMP and FDA compliance issues that we encountered in the beginning of the year and to manage long-standing R&D projects to completion. In connection with the resolution of these long standing projects, we also incurred substantial increase in professional fees, primarily legal and consulting fees. Legal costs were associated the PMA filing, as well as consultation in other regulatory filings we submitted in 2002 and early 2003. In addition, consultants were utilized in order to support the current employee base for ALERT(R) System PMA as well as the ALERT(R) CS/RA and ViewMate(R) filings. We expect that research and development expenses are likely to decrease in future periods due to ongoing development activities relating to the ViewMate(R) Ultrasound System and regulatory efforts aimed at gaining approval to sell this and other new products near completion.

     Interest expense decreased $51,000 for the year ended December 31, 2002 as compared to 2001, primarily due to lower interest rates on the $3.2 million note payable to Medtronic, Inc. offset in part by of 2 months of interest on the new mortgage.

     Income tax benefit decreased $37,000 to $438,000 for the year ended December 31, 2002, as compared to 2001, due to a decrease in the amounts sold of EP Med's cumulative New Jersey State Net Operating Loss (NOL) carryforwards. The sales of the cumulative net operating losses are a result of a New Jersey State law enacted January 1, 1999 allowing emerging technology and biotechnology companies to transfer or "sell" their unused New Jersey net operating loss carryforwards and New Jersey research and development tax credits to any profitable New Jersey company qualified to purchase them for cash. We received approval from the State of New Jersey to sell the NOLs in each of November 2002 and 2001, and in each such year, entered into a contract with a third party to sell the NOLs for $438,000 and $475,000 in December 2002 and 2001, respectively. Accordingly, the deferred tax asset valuation allowance was reduced by $438,000 and $475,000 as of December 31, 2002 and 2001 respectively.

Liquidity and Capital Resources.

     Since EP Med's incorporation in January 1993, EP Med's expenses have exceeded sales resulting in an accumulated deficit of approximately $31.2 million at December 31, 2002 and approximately $26.1 million at December 31, 2001.

     On June 21, 1996, we completed our initial public offering of 2,500,000 shares of common stock at a purchase price of $5.50 per share, for aggregate net proceeds of approximately $11,786,000. In early 1998, we sold and issued 2,250,000 shares of our common stock to six institutional investors at a price of $2.25 per share, using the gross proceeds of this offering in the amount of $5,062,500, before deducting offering expenses of approximately $401,000, for working capital purposes.

     In September 1999, we sold and issued an aggregate of 1,135,000 shares of common stock in a private offering to an institutional investment fund and three individuals (together, the "1999 Investors") at $2.75 per share. Each of the 1999 Investors received a callable warrant (collectively, the "1999 Warrants"), exercisable at $3.50 per share, entitling them to purchase an aggregate of 567,500 shares of common stock subject to EP Med's right to call the 1999 Warrants when the average closing price of EP Med's common stock equaled or exceeded $4.125 per share during any 20 consecutive trading days. The proceeds from the offering were $3,032,000, net of approximately $89,000 in related expenses. During February 2001, warrants to purchase 205,250 warrant shares at $3.50 per warrant share were exercised for which EP Med received $718,375. EP Med called the remaining warrants and issued non-callable replacement warrants to purchase 362,250 shares of common stock at an exercise price of $7.50 per share.

     In November 2001, EP Med completed a debt financing with Medtronic Asset Management, Inc., an affiliate of Medtronic, Inc., one of EP Med's shareholders, which provided an aggregate of $3.2 million. The financing transaction, evidenced by a note purchase agreement and secured promissory note bearing interest at two percentage points over the prime rate, provides that principal and all accrued interest on the note was to be repaid on November 15, 2003 and that the note is secured by a pledge by David Jenkins, EP Med's Chairman, of 300,000 shares of common stock of Transneuronix, Inc., a privately-held corporation engaged in the development of neuro-muscular stimulation devices. The shares pledged amounted to approximately 5% of the total outstanding common stock of Transneuronix, Inc. Subsequent to December 31, 2002, the due date of the debt was extended until April 1, 2004. In connection with the extension, the interest rate was increased from the prime rate plus 2% to the prime rate plus 3% and we agreed to prepay up to $1 million of the note contingent upon the receipt of certain equity proceeds.

     On March 28, 2001, EP Med consummated the sale and issuance of 1,625,000 shares of common stock and warrants for 812,500 additional shares to certain investors for $3,250,000. Included among the investors is Cardiac Capital, LLC, a limited liability company, of which our Chairman, David A. Jenkins, is a 50% owner. The consummation of the transaction provided EP Med with approximately $3,000,000 in working capital after expenses.

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

     In connection with the Fusion Agreement, EP Med had recorded deferred offering costs of approximately $1 million, which were recorded in other assets and additional paid-in capital, and were to be offset against proceeds as the common stock was sold to Fusion Capital. During the third quarter of 2002, EP Med determined it was no longer probable that shares would be sold under this agreement, based on new financing opportunities initiated by the Company, and therefore, the entire amount of the deferred offering costs were written off. This non-cash charge, as well as $76,000 of additional cash expenditures, were recorded as a separate line item labeled "Offering costs" within operating expenses in the Statement of Operations. On October 29, 2002, EP MedSystems withdrew the registration statement relating to the Fusion Agreement and on November 13, 2002 the parties mutually agreed to terminate the agreement, effective January 15, 2003.

     On October 23, 2001, EP MedSystems consummated the private sale and issuance of newly-designated Series A Convertible Preferred Stock to Medtronic, Inc. ("Medtronic"), a shareholder and creditor of EP MedSystems, and Century Medical, Inc. ("CMI"), its Japanese distributor. An aggregate of 1,259,717 preferred shares were issued in the transactions. On December 31, 2001 each preferred share became convertible into equal shares of EP MedSystems common stock, at the option of the holder. The agreement includes the customary weighted average anti-dilution protection with the customary exceptions. The transaction with CMI involved the sale of the shares of preferred stock at a price of $2.048 per share as well as an amendment to EP MedSystems' Distribution Agreement with CMI. The transaction with Medtronic involved the sale of preferred stock at a price of $1.781 per share. EP MedSystems received aggregate gross proceeds of $2,400,000 from the two transactions. The preferred stock is recorded in Shareholders' Equity, net of issuance costs. In the first quarter of 2002, CMI converted all of its 585,938 shares of preferred stock into an equal number of shares of EP MedSystems' common stock. In the second quarter of 2002, Medtronic converted 300,000 of its shares of preferred stock into an equal number of EP MedSystems' common stock. The converted shares of both CMI and Medtronic were registered for resale by EP MedSystems pursuant to a registration statement on Form S-3, which was declared effective by the SEC in May 2002. The balance of the preferred shares are convertible into EP MedSystems' common stock at $1.715 per share.

     On September 5, 2002, EP MedSystems entered into a stock purchase agreement and license agreement with Boston Scientific Corporation ("BSC") in connection with a strategic joint development project by EP MedSystems and BSC in the field of cardiac electrophysiology. It is expected that this development plan will be completed over the next calendar year. Should EP MedSystems abandon the project without cause, an abandonment fee of $1 million in cash or EP MedSystems stock would be due BSC. Following the completion of the development, EP MedSystems will have marketing rights to the technology and pay royalties to BSC based on the market value of the technology at the time of sale. This stock purchase agreement with BSC allows for the sale of up to $3,000,000 of common stock based on milestones in the development of certain cardiac electrophysiology technology. The common stock is sold at the lesser of the ten-day average trading price per share prior to the closing of each installment purchase, and $5.00 per share. Upon signing of the agreement, EP MedSystems received $500,000 for 210,084 shares issued at the ten day average trading price of $2.38 per share. Pursuant to a registration rights agreement between EP MedSystems and BSC, BSC has been granted demand registration rights (exercisable on up to two occasions) and piggyback registration rights with respect to the common stock purchased pursuant to the stock purchase agreement. The demand registration rights may not be exercised until the first anniversary of the date of the registration rights agreement unless certain milestones have been achieved or the license agreement has been earlier terminated. The piggyback registration rights may be exercised for a period commencing six months after the date of the registration rights agreement and ending on the second anniversary of the final installment purchase under the stock purchase agreement. On February 4, 2003, the Company met the first milestone in connection with the joint development agreement. In connection with that milestone the Company issued 311,915 shares of common stock in exchange for the payment of $500,000 in accordance with the agreement. Those shares are expected to be registered by EP Med on a Form S-3, which will be filed by us with the SEC contemporaneously with the filing of this Form 10-KSB.

     On November 21, 2002, the Company signed a $750,000 mortgage on its facility in West Berlin, New Jersey. Interest is payable quarterly at 8% as the note is collateralized by the building. The note is convertible into common stock of the Company at escalating amounts over its three year term as follows:

 - November 21, 2002 through December 31, 2002 convertible at $2.14 per share - January 1, 2004 through December 31, 2004 convertible at $2.50 per share - January 1, 2005 through December 31, 2005 convertible at $3.00 per share

     On December 30, 2002, the Company issued six-month, convertible promissory notes for an aggregate amount of $1,000,000, to EGS Private Healthcare Partnership L.P. and EGS Private Healthcare Counterpart L.P. (the "EGS Entities"). The notes bear interest at 10%, payable upon maturity. In connection with the issuance of the notes, EP Med issued warrants to purchase 50,000 shares of its common stock at 105% the closing price of its common stock on December 30, 2002. On January 31, 2003, the promissory notes were converted into 819,783 shares of common stock and 327,913 warrants of the Company as part of a larger private placement. In connection with the conversion, the warrants to purchase 50,000 shares of common stock were cancelled. Abhijeet Lele, a Managing Member of the General Partner of the EGS Entities, is also on the Board of Directors EP MedSystems.

     In January 2003 and 2002, EP Med received approximately $438,000 and $475,000, respectively, in cash related to the sale of a portion of its unused cumulative New Jersey State Net Operating Loss carryforwards.

     Net cash used in operating activities for the year ending December 31, 2002 decreased $1,893,000 as compared to 2001. The decrease in our net use of cash in operations during 2002 was primarily due to a $1,349,000 increase in accounts payable. Payments to related parties are made on terms similar to those of other suppliers. Capital expenditures, net of disposals, were $255,000 for the year 2002 as compared to $234,000 in 2001. We expect to purchase capital equipment and to expand our manufacturing and assembly capabilities as we continue to grow, however, we currently do not have any commitments for purchases. We lease office and manufacturing space and certain office equipment under operating leases.

     Assets decreased $1,220,000 from $12,148,00 at December 31, 2001 to $10,928,000 at December 31, 2002. The change in assets was due to a number of factors. Accounts receivable decreased approximately $358,000 as a result of an increased effort in collections and the payment of certain large receivables associated with the fluoroscopy units. Prepaid expenses and other assets, both short and long term, decreased approximately $527,000. The decrease in these balance sheet items was a result of the write-off of approximately $488,000 of the deferred offering costs associated with the canceled equity line of credit with Fusion, when we deemed it no longer probable that we would draw down on that line. In addition, certain deposits with in connection with the sale of the fluoroscopy units were expensed in the third quarter as the units were sold.

     Liabilities increased approximately $2,766,000 to $9,225,000, of that balance, accounts payable increased $1,300,000 to $2,586,000 at December 31, 2002 with the inclusion of the payables for a substantial portion of the fluoroscopy units. In addition, we entered into the $750,000 mortgage and $1,000,000 promissory note in 2002 as discussed above.

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

     EP Med has a history of operating losses and we expect to continue to incur operating losses in the near future as we continue to expend substantial funds for research and development, increased manufacturing activity and expansion of sales and marketing activities. The amount and timing of future losses will depend upon, among other things, volume of sales of our existing products, the timing of regulatory approval and market acceptance of the ALERT System and ultrasound products and developmental, regulatory and market success of new products under development as well as EP Med's ability to establish, preserve and enforce intellectual property rights related to our products. There can be no assurance that any of our development projects will be successful or that if development is successful, that the products will generate any sales. Based upon our current plans and projections, we believe that our existing capital resources will be sufficient to meet our anticipated capital needs for at least the next twelve months. The Company has a $3.2 million note payable that will be payable, plus interest, in April 2004. Our estimated operating cash flows through the maturity date of the note are not sufficient to meet this obligation. The Company intends to seek refinancing of the note prior to the due date, however there is no assurance that the Company will be able to identify or close a financing transaction, or that any such transactions will provide sufficient resources to repay the note.

     Until March 28, 2003, our common stock was listed and traded on the Nasdaq National Market. Commencing on March 31, 2003, our securities will trade on The Nasdaq SmallCap Market. Nasdaq has several requirements for companies to meet for continued listing, including minimum stockholders' equity. In January, 2003, we received a notice from Nasdaq that we were not in compliance with the $10 million stockholders' equity standard for continued listing on the Nasdaq National Market, as set forth in Nasdaq Marketplace Rule 4450(a)(3). In February 2003, we attended a hearing before the Nasdaq Listing Qualifications Panel to request a transfer of our listing to The Nasdaq SmallCap Market. On March 27, 2003, we received notice from Nasdaq that our common stock listing will be transferred from the Nasdaq National Market to The Nasdaq SmallCap Market quotation system, effective March 31, 2003, subject to our compliance with certain conditions. Those conditions include a requirement that we publicly file, on or before April 4, 2003, evidence that our stockholders' equity is at least $4,000,000. If we fail to comply with those conditions or fail to demonstrate compliance with all requirements for continued listing on The Nasdaq SmallCap Market, Nasdaq has notified us that our common stock will be delisted from The Nasdaq SmallCap market. There can be no assurance that we will satisfy those conditions or will satisfy the requirements for continued listing on The Nasdaq SmallCap Market.

     If our common stock is no longer traded The Nasdaq SmallCap Market, it may adversely affect the liquidity and trading volume of our common stock and reduce or eliminate the number of market makers willing to trade in our common stock, making it more likely that wider fluctuations in the quoted price of our common stock will occur. Increases in volatility could also make it more difficult to pledge shares of our common stock as collateral, if holders sought to do so, because a lender might be unable to accurately value our common stock.

     If we fail to maintain our listing on The Nasdaq SmallCap Market for any reason, our common stock will be considered a penny stock under regulations of the SEC and trade on the "pink sheets". Being listed on the pink sheets would impose additional sales practice requirements on broker-dealers who buy and sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of our common stock and your availability to sell our securities in the secondary market. This also would limit our ability to raise additional financing.

     Future sales of our common stock by existing shareholders could negatively affect the market price of our common stock and make it more difficult for us to sell shares of our common stock in the future. Sales of our common stock in the public market, or the perception that such sales could occur, could result in a drop in the market price of our securities and make it more difficult for us to complete future equity financings.

     The following table summarizes EP Med's contractual cash obligations at December 31, 2002, and the effects such obligations are expected to have on liquidity and cash flow in future periods. EP Med does not have any other commercial commitments.


                                               Payments Due by Period
------------------------- ---------------- --------------- -------------- ----------------- -----------------

Contractual Obligations        Total        Less than 1      1-3 years       4-5 years       After 5 years
                                                year
------------------------- ---------------- --------------- -------------- ----------------- -----------------
------------------------- ---------------- --------------- -------------- ----------------- -----------------
Long-Term Debt                 $3,950,000              $0     $3,950,000                $0                $0
------------------------- ---------------- --------------- -------------- ----------------- -----------------
------------------------- ---------------- --------------- -------------- ----------------- -----------------
Operating Lease
Obligations                       $72,600         $39,000        $33,600                $0                $0
------------------------- ---------------- --------------- -------------- ----------------- -----------------
------------------------- ---------------- --------------- -------------- ----------------- -----------------
Other
Long Term Obligations
                                       $0               $0             $0               $0                $0
------------------------- ---------------- --------------- -------------- ----------------- -----------------
------------------------- ---------------- --------------- -------------- ----------------- -----------------
Total Contractual Cash
Obligations                    $4,022,600         $39,000     $3,983,600                $0                $0
------------------------- ---------------- --------------- -------------- ----------------- -----------------

The long term debt includes interest and principal on the note payable to Medtronic, described above, as interest is payable at maturity, on April 1, 2004.


Impact of Recently Issued Accounting Standards

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS No. 143"), "Accounting for Asset Retirement Obligations." This standard requires that obligations associated with the retirement of tangible long-lived assets be recorded as liabilities when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, this liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, which for EP MedSystems means the standard will be adopted on January 1, 2003. EP MedSystems believes the adoption of this statement will have no effect on its results of operations, financial position or cash flows.

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

     In December 2002, the FASB issued SFAS No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure -- an amendment of FASB Statement No. 123." This standard provides alternate methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation and requires more prominent disclosure about the method used. This statement is effective for fiscal years ending after December 15, 2002. For EP MedSystems, this means it is effective for December 31, 2002. Currently EP MedSystems applies the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and does not expense its stock options. The adoption of the disclosure provisions of SFAS No. 148 will not have an impact on EP MedSystems' results of operations, financial position or cash flows.

     In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that an entity issuing a guarantee (including those embedded in a purchase or sales agreement) must recognize, at the inception of the guarantee, a liability equal to the fair value of the guarantee. FIN 45 also requires detailed information about each guarantee or group of guarantees even if the likelihood of making a payment is remote. The disclosure requirements of this interpretation are effective for financial statements of periods ending after December 15, 2002, which makes them effective for EP MedSystems for December 31, 2002. The recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. FIN 45 could have an impact on the future results of EP Med, depending on guarantees issued; however, at this time we do not believe that the adoption of FIN 45 will have a material impact on our results of operation, financial position or cash flows.

     In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities -- an Interpretation of Accounting Research Bulletin ARB No. 51." FIN 46 requires the primary beneficiary to consolidate a variable interest entity ("VIE") if it has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. FIN 46 applies immediately to VIEs created after January 31, 2003, and to VIEs in which the entity obtains an interest after that date. For VIEs acquired before February 1, 2003, the effective date for EP MedSystems is July 1, 2003. EP Med does not expect that FIN 46 will have a material impact on our results of operations, financial position, or cash flows.

Impact of Introduction of Single European Currency (Euro)

     On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency (Euro). For the year ended December 31, 2002, EP Med recorded approximately $117,000 in transaction losses primarily from weakness in the Euro.

                                  RISK FACTORS

     You should carefully consider the risks described below before deciding to invest in our common stock. An investment in our common stock involves a high degree of risk. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business, financial condition and results of operations. If any of the following risks actually occur, our business, financial condition and results of operations could be harmed. In that case, the trading price of our common stock could decline, and you could lose all or part of your investment. In assessing these risks, you should also refer to the other information included elsewhere in this annual report, including our financial statements and the notes thereto.

I           Risk Factors Relating to EP MedSystems, Inc.
            and the Industry in Which We Operate.

We have a history of operating losses and expect future losses.

     We were incorporated in January 1993 and completed the initial public offering of our common stock in June 1996. We have incurred substantial operating losses in each year since 1993, with aggregate losses of approximately $3,533,000 for the period from 1993 through 1995 and annual losses for the years since our initial public offering in the approximate amounts set forth below:

              1996                        $1,571,000
              1997                        $4,864,000
              1998                        $4,511,000
              1999                        $2,996,876
              2000                        $4,633,652
              2001                        $4,089,105
              2002                        $5,048,386

     For the year ended December 31, 2002, we had an accumulated deficit of approximately $31.2 million. Our net sales revenue did not cover our operating expenses of approximately $17.7 million for the year ended December 31, 2002. For the year ended December 31, 2001, we had an accumulated deficit of approximately $26.2 million. Our net sales revenue did not cover our operating expenses of approximately $14.2 million for the year ended December 31, 2001. We expect that our operating expenses will continue to exceed the revenues, and as such, we will continue to incur operating losses.

We will need additional funds to support operations and may need to reduce operations, sell stock or assets, or merge with another entity to continue operations.

     Our operations to date have consumed substantial capital resources, and we will continue to expend substantial and increasing amounts of capital for research, product development and testing to establish commercial-scale manufacturing capabilities, and to market potential products. We will need to raise additional funds. If we are not able to do so, we will not be able to fund our operations.

         Our future capital requirements will depend on many factors, including:

1)       continued scientific progress in our research and development programs,

2)       the size and complexity of our research and development programs,

3)       the scope and results of testing and trials of our products,

4)       the time and costs involved in applying for regulatory approvals,

5) the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims,

6)       competing technological and market developments,

7) our ability to establish and maintain collaborative research and development arrangements, and

8)       the cost of manufacturing scale-up and product commercialization.

     We expect our existing capital resources will be sufficient to fund our activities, as currently planned, for at least twelve months. However, the amounts expended by us for various purposes may vary significantly, and it is possible that our cash requirements will exceed current projections and that we will therefore need additional financing sooner than currently expected. In the future, it is possible that we will not have adequate resources to support our business activities. In addition, a $3.2 million promissory note, plus accrued interest, payable to Medtronic International Limited, an affiliate of Medtronic, Inc., one of our shareholders, is due on April 1, 2004. Our estimated operating cash flows through the maturity date of the note are not sufficient to meet this obligation. We intend to seek refinancing of the note prior to the due date, however there is no assurance that we will be able to identify or close a financing transaction, or that any such transactions will provide sufficient resources to repay the note.

     We actively seek additional funding, including public and private financings. Our choice of financing alternatives may vary from time to time depending upon various factors, including the market price of our securities, conditions in the financial markets, and the interest of other entities in strategic transactions with us. There can be no guarantee that additional financing will be available on acceptable terms, if at all, whether through collaborative arrangement, issuance of securities, or otherwise. If adequate funds are not available, we may be required to delay, scale back or eliminate one or more of our research and development programs or obtain funds through arrangements with collaborative partners or others that require us to relinquish rights to certain technologies or potential products. This could have a negative impact on our ability to develop products, or to achieve profitability if our products are brought to market. If we obtain additional funding through sales of securities, your investment in us will be diluted.

We may need to establish collaborative agreements, and this could have a negative effect on our freedom to operate our business or profit fully from sales of our products.

     We may seek to collaborate with other medical device companies to gain access to their research and development, manufacturing, marketing and financial resources. However, we may not be able to negotiate arrangements with any collaborative partners on acceptable terms, if at all. Any collaborative relationships that we enter into may include restrictions on our freedom to operate our business or to profit fully from the sales of our products.

     Once a collaborative arrangement is established, the collaborative partner may discontinue funding any particular program or may, either alone or with others, pursue alternative technologies for the diseases we are targeting. Competing products, developed by a collaborative partner or to which a collaborative partner has rights, may result in the collaborative partner withdrawing support as to all or a portion of our technology.

     Without collaborative arrangements, we must fund our own research and development activities, accelerating the depletion of our capital and requiring us to develop our own marketing capabilities. Therefore, if we are unable to establish and maintain collaborative arrangements, we could experience a material adverse effect on our ability to develop products and, once developed, to market them successfully.

Our success will depend on continued market acceptance of the EP-WorkMate(R).

     Our ability to increase revenues over the next several years will depend on the continued acceptance by electrophysiologists of one of our products, the EP-WorkMate(R) computerized monitoring and analysis workstation. The EP-WorkMate(R) and its integrated stimulator, EP-3(TM), accounted for 81% and 82% of our sales in the years ended December 31, 2002 and 2001, respectively. Because the EP-WorkMate(R) has a list price of approximately $140,000 with an integrated EP-3(TM) Stimulator, each sale of an EP-WorkMate(R) represents a relatively large percentage of our net sales. We cannot be sure that the EP-WorkMate(R)'s present level of market acceptance and sales can be maintained, a decrease in either of which could have a material adverse effect on our business, results of operations and financial condition.

We are required to obtain regulatory approvals in order to manufacture and market our products and our success will depend upon our ability to obtain those approvals.

     We have received regulatory approval for all of our products, except for our ViewMate(R)intracardiac ultrasound catheter system and the ALERT(R) CS/RA catheter product line. We have currently filed with the European Regulatory Body to affix the CE mark onto the ViewMate(R)intracardiac ultrasound catheter system and the ALERT(R) CS/RA catheter product line, allowing for sale of the products in the European Community. In addition, we plan to file with the FDA to sell the products in the United States during the first half of 2003. Approval of these two products by the European Regulatory Body and the FDA is based upon, among other things, the results of clinical trials that demonstrate the safety and efficacy of such products. Our failure to obtain regulatory approval by the European Regulatory Body and the FDA of these products would have a material adverse effect on our business and financial condition.

Acceptance of our products by physicians and other clinicians is critical to our success.

     Acceptance and use of our products by physicians and other clinicians is critical to our success. Their acceptance will depend upon, among other things, substantial favorable clinical experience, advantages over alternative treatments, cost effectiveness and favorable reimbursement policies of third-party payors, such as insurance companies, Medicare and other governmental programs. Our failure to obtain physician and other clinician acceptance of our products would have a material adverse effect on our business, results of operations and financial condition.

Our profitability will depend on our ability to manufacture our products efficiently and economically.

     Our profitability will depend on our ability to manufacture our products efficiently and economically. Our failure to obtain manufacturing efficiency in our manufacturing processes and reliable sub-contractors will affect our profitability and could have a material adverse effect on our business, results of operations and financial condition.

We have limited manufacturing experience and manufacturing capacity, which may affect our ability to produce commercially viable products in sufficient quantities.

     We have limited experience in manufacturing our catheter products generally, and specifically, we have limited experience manufacturing all of our products in volumes necessary for us to achieve commercial profitability. We may not be able to establish or maintain reliable, high-volume, cost-effective manufacturing capacity, which is critical to our future profitability. Increasing our manufacturing capacity may make it more difficult for us to:

1) maintain quality control and assurance,

2) maintain adequate component supplies,

3) comply with FDA regulations, and

4) seek additional regulatory approval on new manufacturing processes.

     We cannot assure you that we will be able to successfully manufacture our products in volumes sufficient for us to be profitable or that we can successfully increase our manufacturing capacity.

We depend on third-party sources to manufacture critical components for our products.

     We rely on third-party sources to manufacture critical components for the ALERT(R) Companion, EP-WorkMate(R) and EP-3(TM) Stimulator. Any interruption by these third-party sources in the supply of such components would have a material adverse effect on our ability to deliver products in which such components are used. If any interruption were to occur, we may not be able to reach an acceptable arrangement with an alternative source of supply on a timely basis. Our failure to find alternative manufacturing sources could have a material adverse effect on our business, results of operations and financial condition.

Our principal shareholders have the ability to control us and their interests may, at times, conflict with the interest of our other shareholders.

     As a result of prior private placement financings into which we entered, we have shareholders who hold a large percentage of our outstanding shares of common stock. David Jenkins, our Chairman of the Board, beneficially owns, either directly, or indirectly through entities in which he has ownership, approximately 3,357,400 shares of our common stock, or 19.2% of the outstanding shares of our common stock, assuming currently exercisable warrants held directly or indirectly by him are fully exercised. Abhijeet Lele, one of our directors, beneficially owns, either directly or indirectly through limited partnerships of which he has management control, approximately 2,647,696 shares of our common stock, or 15.2% of the outstanding shares of our common stock, assuming currently exercisable warrants held directly or indirectly by him are fully exercised. To the extent that these shareholders exercise their voting rights in concert, they may have the ability to control the election of our board of directors, to appoint new management and to control the outcome of matters submitted to a vote of the holders of our common stock. In addition, because our certificate of incorporation does not provide for cumulative voting with respect to election of directors, these shareholders and their affiliates may be able to control the election of members of our board. The interests of these equity holders may at times conflict with the interests of our other shareholders.

Our success depends in part on our ability to keep pace with technological developments and marketplace changes.

     The electrophysiology market is characterized by rapidly changing technology, new products and industry standards. Accordingly, our ability to compete depends on our ability to develop new products and improve existing ones to keep pace with technological and marketplace changes. The research and development necessary for new products and for product refinements can take longer and require greater expenditures than we expect, and our efforts may not be successful. Moreover, any new products or refinements to existing products may not be accepted by physicians and patients. If we are unable to successfully respond to technological developments or changes in the marketplace in which we compete, our business, financial condition and prospects may be materially adversely affected.

Our patents and proprietary rights might not provide sufficient protection.

     Our success and ability to compete in the electrophysiology marketplace depends on our ability to protect our patents, proprietary technology and other intellectual property. We have acquired, and will continue to seek to acquire, patents and have entered into license agreements to obtain rights, including patent rights, of third parties that we consider important to our business. Patents might not be issued on our patent applications and applications for which we have acquired licenses. Further, if those patents are issued, they may not be of sufficient scope and strength to provide us with meaningful protection or commercial advantage. Additionally, these patents may be challenged, invalidated or circumvented in the future. Moreover, our competitors, many of whom have substantial resources and have made substantial investments in competing technologies, may presently have or may seek patents that will prevent, limit or interfere with our ability to make, use or sell our products in the United States and other countries.

     In addition to patents, we rely on a combination of trade secrets, copyrights and trademarks to protect our intellectual property rights. For example, our software (which is an integrated component in the EP-WorkMate(R) and EP-3(TM) Stimulator) is copyrighted, however, existing copyright laws offer only limited practical protection from misappropriation. Our competitors may independently develop substantially equivalent proprietary technology.

If we are unable to pay royalties, we may lose our rights to use certain important technology.

     We have entered into several technology agreements, which require us to pay royalties, including, in some cases, minimum annual royalties. In 2002, we had royalty expenses equal to approximately $78,000 payable in connection with those agreements. Under the terms of our agreement relating to the SilverFlex(R) technology, minimum royalties became payable in 2002 at the rate of $3,000 per quarter or, in the alternative, at our option, we may grant to the inventor of the technology, a non-exclusive, royalty-free license to the patent allowing for the use of the technology as well as sublicensing it to third parties. If we do not pay these royalties, we may be in breach of our technology agreements and could lose the rights granted to us under these agreements. The loss of these rights would effect our ability to make, market and sell the ALERT(R) product line and the SilverFlex(R) product line, which could have a material adverse affect on our business, results of operations, financial condition and prospects.

Intellectual property litigation could harm our business.

     Litigation over infringement claims is frequent in the medical device industry. We may have to defend against third party intellectual property claims or litigate against third parties that are infringing on our patents or other intellectual property rights. Any intellectual property litigation, with or without merit, would be time consuming and costly. The result of such litigation could cause us to cancel or delay shipments of any products found to be employing another party's intellectual property rights, require us to develop alternative technology or require us to enter into costly royalty or licensing agreements. Further, if necessary licenses are not available to us on satisfactory terms, we may not be able to redesign our products or processes to avoid any alleged infringement of a third party's intellectual property rights. Accordingly, we could be prevented from manufacturing and selling some of our products. Litigation to defend against third party patents and other intellectual property claims and litigation initiated by us to protect our patents and other intellectual property rights, may be costly and time consuming to our management. Such costs may be prohibitive and may affect our ability to defend against or initiate patent and other intellectual property claims. In addition, any litigation of this type might require our management to focus on matters outside of the day-to-day operations of our business. Our inability to defend against any type of intellectual property claim or protect our own intellectual property may have a material adverse effect on our business, results of operations and financial condition.

We face significant competition, and many of our competitors have greater financial, marketing and other resources than we do, which may affect our future success.

     The medical device market, particularly in the area of electrophysiology products, is highly competitive and is characterized by rapid product development and technological change. Many of our competitors have access to significantly greater financial, marketing and other resources than we do. The greater resources of our competitors could enable them to develop competing products more quickly so as to make it difficult for us to develop a share of the market for these products. By having greater resources, our competitors may also be able to respond more quickly to technology changes in the marketplace and may be able to obtain regulatory approval for products more quickly than we can. Our future success will depend on our ability to remain competitive with other developers of medical devices and therapies.

Third-party reimbursement might be denied or be unavailable for some of our products, and we may not earn as much income from the sale of our products as we currently anticipate.

     Our products are generally purchased by physicians or medical institutions. In the United States, third-party payors, such as Medicare, Medicaid and private insurers, are billed for the healthcare services provided to patients using those products. Similar reimbursement arrangements exist in several European countries. Third-party payors are increasingly challenging the prices charged for medical products and services and are putting pressure on medical equipment suppliers to reduce prices. Procedures involving the EP-WorkMate(R) and the ALERT(R) System currently are eligible for reimbursement. However, changes in FDA regulations or in third-party payor policies could limit or make reimbursement unavailable for procedures using these products or other products that we currently have or that we may develop in the future, which could have a material adverse affect on business, results of operations and financial condition.

The success of our business is dependent on our key personnel and the loss of any of these personnel could have a material adverse effect on our business, results of operations and financial condition.

     The success of our business is dependent, to a significant extent, upon the abilities and continued efforts of our senior management team, including Reinhard Schmidt, our President and Chief Executive Officer and a member of our board of directors. Our success also depends upon certain of our research and development and other scientific personnel. We have an employment contract with Mr. Schmidt, but none of our other executive officers or key scientific personnel currently has an employment agreement with us. We currently maintain key-man life insurance on our Chairman and our Vice President of Engineering, but there can be no assurance that these policies will be maintained or renewed. The loss of any of these persons and the inability to quickly attract replacements for these key personnel could have a material adverse effect on our business, results of operations and financial condition.

We might not be able to attract, manage and retain our sales force and third-party distributors, which may affect our ability to promote and sell our products.

     We utilize our own direct sales and marketing force to sell and promote our products in the United States and France. We might not be able to continue to attract, manage and retain a qualified sales and marketing force who can successfully promote our products, which could materially adversely affect our business, results of operations and financial condition.

     We generate sales throughout the rest of the world through a distribution network. While we do not consider any one distributor to be material to our business, we might not be able to replace existing distributors on a timely basis if present relationships are terminated. Further, we might not be able to make arrangements with new distributors to access new international markets. If our current or future distributors are not successful in actively and effectively marketing our products, it could have a material adverse affect on our business and prospects.

Our business could be subject to product liability claims, which, if successful, could have a material adverse effect on our business and financial condition.

     We face an inherent business risk of exposure to product liability and other claims and lawsuits in the event that our technologies or products are alleged to have resulted in adverse effects. We may not be able to avoid significant liability exposure as our products are highly complex and some are or will be used in relatively new medical procedures and in situations where there is a potential risk of serious injury, adverse side effects or death. In addition, misuse of these products, including the misuse or reuse of our catheters, may increase the risk of a patient experiencing adverse effects and, as a result, the risk of product liability claims.


     We may not have sufficient insurance coverage and we may not be able to obtain sufficient coverage at a reasonable cost. We currently maintain product liability insurance with coverage limits of $5,000,000 per occurrence and $5,000,000 in the aggregate per year. This insurance is expensive and may not be available to us in the future. An inability to obtain or maintain product liability insurance at acceptable costs or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of some or all of our products. A successful claim against us or settlement by us in excess of our insurance coverage or our inability to maintain insurance, could have a material adverse effect on our business, results of operations and financial condition.

We are subject to risks associated with sales in multiple countries.

     We derive a significant portion of our revenues from sources outside the United States. In 2002, approximately 37% of our net sales were derived from sales outside the United States, and in 2001, approximately 38% of our net sales were derived from sales outside the United States. We expect international sales will continue to represent a significant percentage of our total sales and we intend to continue to increase our operations outside of the United States. We sell our products in the countries of the European Community and in Japan, Turkey, Saudi Arabia and China, among others. While we attempt to mitigate risks associated with international sales, as a result of the significant portion of our revenues derived from such international sales, we are subject to associated risks, including:

1)       export license requirements;

2) currency devaluations and fluctuations in currency exchange rates, particularly in Europe in connection with the Euro and pounds sterling;

3)       imposition of or increases in customs duties and other tariffs;

4)       inability to definitively determine or satisfy legal requirements;

5)       inability to effectively enforce contract or legal rights;

6) inability to obtain complete financial and other information under local legal, judicial, regulatory, disclosure and other systems;

7)       unexpected changes in regulatory requirements;

8) nationalization and other risks, which could result from a change in government or other political, social or economic instability;

9)       extended collection periods for accounts receivable;

10)      potentially inadequate protections of intellectual property rights; and

11)      restrictions on repatriation of earnings;

12) the effects of terrorism, wars or other geopolitical events, which directly or indirectly, impact the demands for products manufactured or sold by United States' companies or the global economy generally.

     These risks could have a material adverse effect on our ability to maintain and expand foreign sales. Our failure to maintain and expand foreign sales would have a material adverse effect on our business, results of operations and financial condition.

Our business and financial condition are subject to various risks and uncertainties arising from domestic and international laws and regulations.

     United States. In the United States, the development, testing, manufacture, labeling, marketing, promotion and sale of medical devices is regulated principally by the FDA under the Federal Food, Drug and Cosmetic Act. The FDA has broad discretion in enforcing compliance with that statute and its regulations. Our ability to continue to sell our products commercially is subject to continuing FDA oversight of the on-going design, manufacturing, packaging, labeling, storage and quality of our medical devices. For example, in July 2001, subsequent to an inspection by the FDA of our manufacturing facility in West Berlin, New Jersey, we received a "warning letter" from the FDA requiring us to investigate and correct violations at the facility. Such violations were primarily in connection with our procedures regarding design and manufacturing process controls. We responded to all of the issues raised in the warning letter and the FDA subsequently completed a re-audit of the facility in January 2002 and determined that we were satisfactorily complying with FDA requirements. While we are currently in full compliance with the FDA, we are subject to additional inspections by the FDA and cannot assure you that we will be in full compliance during any future FDA inspections. Noncompliance can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure to grant pre-market clearance or pre-market approval for devices, withdrawal of marketing approvals and criminal prosecution, any of which could have a material adverse effect on our business, results of operations and financial condition.

     International. In order for us to market our products in Europe and certain other foreign jurisdictions, we must obtain required regulatory approvals and clearances and otherwise comply with extensive regulations regarding safety and manufacturing processes and quality. These regulations, including the requirements for approvals or clearance to market and the time required for regulatory review, vary from country to country. Foreign countries also often have extensive regulations regarding safety, manufacturing processes and quality that differ from those in the United States and must be met in order to continue sale of a product within that country. We may not be able to obtain regulatory approvals in such countries or we may be required to incur significant costs in obtaining or maintaining our foreign regulatory approvals. Failure to obtain approvals or delays in the receipt of approvals to market our products and/or failure to maintain the approvals we currently have and those which we may receive in the future would have a material adverse effect on our business, results of operations, financial condition and prospects. Presently, we are permitted to sell some of our products in countries that are members of the European Union. We cannot be sure that we will be successful in maintaining that permission.

Potential issuance of preferred stock may delay, defer or prevent corporate takeover.

         The board of directors has the authority to issue up to 5,000,000 shares of undesignated preferred stock and to determine the rights, preferences, privileges and restrictions of such shares without any further vote or action by the shareholders. The board of directors, without shareholder approval, can issue preferred stock with voting and conversion rights, which could adversely affect the voting power of the holders of our common stock. Currently, 373,779 shares of our Series A Convertible Preferred Stock are outstanding and are owned by Medtronic, Inc. ("Medtronic"). Those shares are currently convertible, at our or Medtronic's option, into 446,355 shares of common stock. With certain customary exceptions, the number of shares of our common stock that may be received by the holder upon conversion of those preferred shares may be increased based on a customary weighted-average anti-dilution formula, if we issue or sell shares of our common stock, or securities convertible or exercisable for shares of our common stock, at a price that is less than $1.715 per share. We have no present intention to issue additional shares of preferred stock. The potential future issuance of preferred stock under certain circumstances may have the effect of delaying, deferring or preventing a change in control of us or otherwise adversely affecting the rights of the holders of common stock.

         Our certificate of incorporation does not provide for cumulative voting with respect to the election of directors but does not provide for staggered elections of our board of directors. As a result, shareholders who have large holdings of our common stock may be able to control the election of members of our board, which may have the effect of delaying or preventing a change in control of us, including transactions in which our shareholders might otherwise receive a premium for their shares over current market prices.

II.      Risk Factors Related Specifically to Our Common Stock

Our common stock price is volatile and may decline even if our business is doing well.

     The market price of our common stock has been and is likely to continue to be highly volatile. Market prices for securities of medical device companies, including ours, have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The following factors can have a significant effect on the market price of our common stock:

1) announcements of technological innovations or new products by us or others,

2)       clinical trial results,

3)       developments concerning agreements with collaborators,

4)       government regulation,

5)       developments in patent or other proprietary rights,

6) public concern as to the safety of electrophysiology products developed by us or others,

7) future sales of substantial amounts of our common stock by existing shareholders, and

8)       comments by securities analysts and general market conditions.

         The realization of any of the risks described in these "Risk Factors" could have a negative affect on the market price of our common stock.

     Our common stock was recently transferred from Nasdaq National Market listing to The Nasdaq SmallCap Market quotation system. In the future, our common stock may be removed from listing on The Nasdaq SmallCap Market quotation system and may not qualify for listing on any stock exchange, in which case it may be difficult to find a market in our common stock.

     Until March 28, 2003, our common stock was listed and traded on the Nasdaq National Market. Commencing on March 31, 2003, our securities will trade on The Nasdaq SmallCap Market. Nasdaq has several requirements for companies to meet for continued listing, including minimum stockholders' equity. In January, 2003, we received a notice from Nasdaq that we were not in compliance with the $10 million stockholders' equity standard for continued listing on the Nasdaq National Market, as set forth in Nasdaq Marketplace Rule 4450(a)(3). In February 2003, we attended a hearing before the Nasdaq Listing Qualifications Panel to request a transfer of our listing to The Nasdaq SmallCap Market. On March 27, 2003, we received notice from Nasdaq that our common stock listing will be transferred from the Nasdaq National Market to The Nasdaq SmallCap Market quotation system, effective March 31, 2003, subject to our compliance with certain conditions. Those conditions include a requirement that we publicly file, on or before April 4, 2003, evidence that our stockholders' equity is at least $4,000,000. If we fail to comply with those conditions or fail to demonstrate compliance with all requirements for continued listing on The Nasdaq SmallCap Market, Nasdaq has notified us that our common stock will be delisted from The Nasdaq SmallCap market. There can be no assurance that we will satisfy those conditions or will satisfy the requirements for continued listing on The Nasdaq SmallCap Market.

     If our common stock is no longer traded The Nasdaq SmallCap Market, it may be more difficult for you to sell shares that you own, and the price of our common stock may be negatively affected. In addition, the transfer of our common stock to The Nasdaq SmallCap Market may adversely affect the liquidity and trading volume of our common stock and reduce or eliminate the number of market makers willing to trade in our common stock, making it more likely that wider fluctuations in the quoted price of our common stock will occur. As a result, there is a risk that holders of our common stock will not be able to obtain accurate price quotes or be able to correctly assess the market price of our common stock. Increases in volatility could also make it more difficult to pledge shares of our common stock as collateral, if holders sought to do so, because a lender might be unable to accurately value our common stock.

     If we fail to maintain our listing on The Nasdaq SmallCap Market for any reason, our common stock will be considered a penny stock under regulations of the SEC and trade on the "pink sheets". Being listed on the pink sheets would impose additional sales practice requirements on broker-dealers who buy and sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of our common stock and your availability to sell our securities in the secondary market. This also would limit our ability to raise additional financing.

     Future sales of our common stock by existing shareholders could negatively affect the market price of our common stock and make it more difficult for us to sell shares of our common stock in the future.

     Sales of our common stock in the public market, or the perception that such sales could occur, could result in a drop in the market price of our securities and make it more difficult for us to complete future equity financings. We have outstanding the following shares of common stock:

1) Approximately 14,918,652 shares of common stock are either freely tradeable in the public markets or are eligible for sale in the public markets.

2) As of March 26, 2003, there are an aggregate of 752,244 shares of common stock that may be issued on the exercise of outstanding stock options granted under our 1995 Long Term Incentive Plan, 1995 Director Option Plan and our 2002 Stock Option Plan at a weighted average exercise price of $2.62 per share.

3) As of March 26, 2003, there are an aggregate of 2,157,740 shares of common stock that may be issued on the exercise of outstanding warrants.

4) We have in effect registration statements under the Securities Act registering approximately 1,395,000 shares of common stock reserved under our stock option and long term incentive plans. Approximately 575,000 shares of common stock that may be issued on the exercise of outstanding stock options will be available for public resale under SEC Rule 144 pursuant to Rule 701 under the Securities Act of 1933.

5) We intend to file a registration statement in the near future to register an additional 3,051,740 shares of our common stock that we originally sold to accredited investors in private placements exempt from registration under the Securities Act of 1933.

     We cannot estimate the number of shares of common stock that may actually be resold in the public market since this will depend upon the market price for the common stock, the individual circumstances of the sellers and other factors. We also have a number of shareholders that own significant blocks of our common stock. Such concentration of ownership could affect the liquidity of our common stock and have an adverse effect on the price of our common stock. If these shareholders sell large portions of their holdings in a relatively short time, for liquidity or other reasons, the market price of our common stock could drop significantly.

Item 7.  Financial Statements.

         The information in response to this item is set forth in the Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant.

     The following table sets forth certain information regarding the directors and executive officers of EP Med as of March 27, 2003:

                     Name                             Age                    Description



     David A. Jenkins(1)                              45         Chairman of the Board; Class III Director
     Reinhard Schmidt(1)                              48         President and Chief Executive Officer;
                                                                 Class II Director
     Matthew C. Hill                                  34         Chief Financial Officer and Secretary
     C. Bryan Byrd                                    42         Vice President, Engineering and Operations
     Richard C. Williams (2) (3)                      59         Class I Director
     Abhijeet Lele (2) (3)                            37         Class III Director
     Paul Ray (2) (3)                                 56         Class II Director
--------------------------
(1) Member of the Planning Committee

(2) Member of the Audit Committee of the Board of Directors.

(3) Member of the Compensation Committee of the Board of Directors.

     EP Med's by-laws provide that the number of directors, as determined from time to time by the Board of Directors, shall not be less than 3 nor more than
11. Pursuant to the by-laws, the Board of Directors has set the number of directors at 5. EP Med's certificate of incorporation, as amended and restated, provides that the directors shall be divided into 3 classes as nearly equal in number as possible. The term for Class I directors expires at the 2005 Annual Meeting. The term for Class II directors expires at the 2003 Annual Meeting. The term for the Class III directors expires at the 2004 Annual Meeting. The successors to each class of directors whose terms expire at succeeding annual meetings, will be elected to hold office for a term expiring at the Annual Meeting of Shareholders held in the third year following the year of their election. Officers of EP Med are elected annually and hold offices until their successors are elected and qualified or until their earlier removal, death or resignation. Set forth below is a brief summary of the recent business experience and background of each director and executive officer of EP Med.

     Reinhard Schmidt joined EP Med as President and Chief Operating Officer in August 2002 and was appointed to the Board of Directors. In August 2002, he also took on the additional duties as Chief Executive Officer. From 1998 through 2002, Mr. Schmidt was President of Surgical Navigation Specialist, Inc. From 1995 to 1998, Mr. Schmidt was Vice President and General Manager of Siemens Healthcare Services, a Siemens company. From 1990 to 1995, Mr. Schmidt worked with General Electric Medical Systems as Manager of National Accounts and Manager of Multi-Hospital Systems and HealthCare Systems.

     David A. Jenkins is a founder and currently Chairman of our Board of Directors. Mr. Jenkins served as Chief Executive Officer of EP Med since its inception in 1993 until August 2002. He served as President from inception through August 2001, and he has served as a director since our inception and our Chairman since 1995. From 1988 to 1993, Mr. Jenkins served as the Chief Executive Officer and then Chairman of the Board of Directors of Arrhythmia Research Technology, Inc., a publicly held company engaged in the sale and distribution of electrophysiology products. He also serves as President and a director of Transneuronix, Inc., a privately held company.

     Matthew C. Hill was our Controller from August 2002 to March 2003. In March 2003, Mr. Hill was appointed as our Chief Financial Officer. Mr. Hill came to EP Med from the international accounting and auditing firm of Grant Thornton LLP where he held various positions up to the level of senior manager. He has over 11 years of experience in finance and accounting.

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

     Richard C. Williams was elected to our Board of Directors in August of 2002. He has served as the founder and President of Conner-Thoele Limited, a consulting and financial advisory firm specializing in the healthcare industry and pharmaceutical segment. From 2000 to April 2001, he also served as Vice Chairman - Strategic Planning and a director of King Pharmaceuticals Inc., a NYSE specialty pharmaceutical company. From 1997 to 1999, he was co-chairman and a Director of Vysis, a NASDAQ genetic biopharmaceutical company. From 1992 to 2000, he served as Chairman and a Director of Medco Research, a NYSE cardiovascular pharmaceutical development company, prior to its acquisition by King Pharmaceuticals in 2000. Mr. Williams is also a director of ISTA Pharmaceuticals, Inc., a Nasdaq opthamology company, and is a member of the Listed Company Advisory Committee of the New York Stock Exchange.

     Abhijeet Lele was elected to our Board of Directors in April of 2002. He is Managing Member of the a General Partner of EGS Private Healthcare Partnership, L.P. and EGS Private Healthcare Partnership II, L.P., private equity funds focusing on investments in private and public healthcare companies, each of which is a shareholder of the Company. Before joining EGS, Mr. Lele was a consultant in the healthcare practice of McKinsey & Company and previously held operating positions in the pharmaceutical and biotechnology industries. He holds an MA in molecular biology from Cambridge University and an MBA with distinction from Cornell University. Mr. Lele also serves on the boards of CryoCath Technologies (TSE: CYT), OptiScan Biomedical, and Ekos Corporation.

     Paul L. Ray was elected to our Board of Directors in July of 2002. He is co-founder of Konrad Capital, LLC a boutique venture partnership focusing on funding early stage medical technology companies. Prior to that time he served as the President, CEO and Chairman of Image Guided Technologies, Inc. in Boulder, CO. Mr. Ray orchestrated IGT's venture funding, its public offering and NASDAQ listing and finally the sale of IGT to Stryker Corporation in August of 2000. Mr. Ray has served as Commissioner and Chairman for The Colorado Advanced Technology Institute. Mr. Ray currently serves as a Director for the Colorado Technology Incubator ("CTEK") and the Colorado Biotechnology Association. In addition, he was appointed in 1999 to the position of Co-Vice Chairman of the Governor's Commission on Science and Technology for the State of Colorado. On March 1, 2003, Mr. Ray was named by the Governor of Colorado to the position of Director, Life Sciences and Biotechnology for the State.


     There are no family relationships among the directors and executive officers of EP Med.

Compliance with Reporting Requirements

     Section 16(a) of the Exchange Act requires EP Med's executive officers, directors and holders of more than 10% of EP Med's common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such persons are required to furnish EP Med with copies of all
Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it or oral or written representations from certain reporting persons that no Statements of Beneficial Ownership on Form 5 were required for those persons, we believe that, with respect to the year ended December 31, 2002, our executive officers, directors and greater than 10% beneficial owners complied on a timely basis with all such filing requirements.

Item 10.  Executive Compensation.

     The following summary compensation table sets forth certain information concerning compensation paid or accrued to the Chief Executive Officer and each of EP Med's four most highly paid executive officers whose salary and bonus for all of their services in all capacities in 2002 exceed $100,000.

                           Summary Compensation Table


                                                Annual Compensation                  Long-Term Compensation
                                            ----------------------------     ---------------------------------------
                                            -------------- -- ----------     ------------- -------------------------
  Name and Principal                           Salary         Bonus             Other       Securities Underlying
  Position                       Year             $               $               $                Options
  -------------------------    ---------    --------------    ----------     ------------- -------------------------
  -------------------------    ---------    --------------    ----------     ------------- -------------------------

  David A. Jenkins               2002             $60,000                              $0
  Chairman and Chief             2001            $225,000                              $0
  Executive Officer to
  August 2002
                                 2000            $225,000                              $0                 70,000(1)


  Reinhard Schmidt               2002            $215,533       $60,000          45,000 (2)             175,000 (3)
  President and Chief            2001             $77,359                        30,000 (2)              160,000(4)
  Executive Officer from
  August 2002

  J. Randall Rolston             2002            $142,490                              $0                25,000 (5)
  Vice President, Sales          2001            $153,573                              $0                        0
                                 2000            $160,549                              $0                 6,222 (6)



  C. Bryan Byrd                  2002            $156,563                              $0                50,000 (7)
  Vice President,                2001            $150,000                              $0                        0
  Engineering and                2000            $154,658                              $0                 50,000(8)
  Operations

  John Talarico                  2002            $104,000                              $0                 10,000(9)
  Vice President
  Regulatory and
  Quality Assurance

------------------------------------


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

(2) In August 2001, in connection with Mr. Schmidt's employment, among other things, Mr. Schmidt was allowed to purchase 100,000 shares of common stock at $2.20 per share. EP Med provided a two-year, interest-free, non-recourse loan in the amount of $220,000 to finance the purchase price of the stock, which loan was secured by a pledge to EP Med of the shares, and the principal balance of which was to be forgiven ratably over the term of the loan. If Mr. Schmidt had terminated his employment prior to August 20, 2003, the remaining principal balance not forgiven, would have been due and payable. EP Med has determined that the treatment for the valuing and recording of the restricted shares purchased is similar to the accounting for stock options that qualify for variable plan accounting. Based on the purchase price of the shares of common stock at the time of issuance, the intrinsic value of these instruments was zero and, as such, no compensation expense was recorded. These shares were re-measured on a quarterly basis and any resulting compensation expense was to be amortized over the life of the note. In July 2002, EP MedSystems and Mr. Schmidt agreed to rescind the stock purchase transaction with respect to 75,000 of the Shares (the portion which had not already been paid for through forgiveness of the loan). EP Med recorded $45,000 in compensation expense as of December 31, 2002.

(3) In consideration for the recission of the stock purchase transaction relating to above was granted an incentive stock option to purchase 75,000 shares of common stock pursuant to the 2002 Stock Option Plan (subject to shareholder approval of such plan at the 2002 annual meeting of shareholders) at an exercise price equal to $2.20 per share (the original purchase price established in connection with Mr. Schmidt's stock purchase rights and greater than the fair market value of the common stock on the date of grant of the stock option). This stock option vests over four years from the date of grant. EP MedSystems recognized a de minimus compensation charge, related to this stock option as the market price on August 29, 2002 (the date of the 2002 annual meeting of shareholders when the 2002 Stock Option Plan was approved) was greater than $2.20. The compensation charge is amortized over the vesting period of 4 years. Mr. Schmidt was also granted an option in September 2001 under the 1995 Director Option Plan to purchase 60,000 shares of common stock at an exercise price of $1.85 per share (the price of the stock on the date of grant); the option vested 1,000 shares per month. Because Mr. Schmidt was not entitled to participate in the 1995 Director Option Plan, this option was cancelled in July 2002 in consideration for the grant to Mr. Schmidt of an incentive stock option to purchase 60,000 shares of common stock pursuant to the 2002 Stock Option Plan (subject to shareholder approval of such plan at the 2002 annual meeting of shareholders) at an exercise price equal to $2.10 per share (the fair market value of the common stock on the date of grant). EP MedSystems recognized a de minimus compensation charge, related to this stock option as the market price on August 29, 2002 (the date of the 2002 annual meeting of shareholders when the 2002 Stock Option Plan was approved) was greater than $2.10. The compensation charge is amortized over the vesting period of 4 years. Lastly, on August 29, 2002, Mr. Schmidt was granted, 40,000 shares of common stock of the Company at $2.40 per share with 20% vested on each anniversary date with a 10 year life.

(4) In connection with Mr. Schmidt's employment in August 2001, EP Med granted to Mr. Schmidt an option, under the Long-Term Incentive Plan, to purchase 100,000 shares of common stock at an exercise price of $1.91 per share (the price of the stock on the date of grant); the option vests over four years. Also, Mr. Schmidt was granted an option, under the 1995 Director Option Plan, to purchase 60,000 shares of common stock at an exercise price of $1.91 per share (the price of the stock on the date of grant); the option vests 1,000 shares per month. In addition, Mr. Schmidt received a five-year warrant (not reflected in the table), which vested immediately, to purchase an additional 100,000 shares of common stock at an exercise price of $2.75 per share.

(5) On August 29, 2002, EP Med granted Mr. Rolston an incentive stock option to purchase 25,000 shares of common stock pursuant to the 2002 Option Plan at an exercise price of $2.40 per share. The options vested as to 5,000 shares per year, and the term of the options was ten years. All of Mr. Rolston's options were cancelled on October 30, 2002, thirty days after his departure from the Company.

(6) On January 11, 2000, EP Med granted Mr. Rolston an incentive stock option to purchase 6,222 shares of common stock pursuant to the 1995 Long Term Incentive Plan at an exercise price of $4.19 per share. Options to purchase 1,244 shares vested on the grant date and options to purchase an additional 1,244 such shares vest each year thereafter. The term of such option is ten years. All of Mr. Rolston's options were cancelled on October 30, 2002, thirty days after his departure from the Company

(7) On August 29, 2002, EP Med granted Mr. Byrd an incentive stock option to purchase 50,000 shares of common stock pursuant to the 2002 Option Plan at an exercise price of $2.40 per share. Options vested 10,000 per year and the term of the option is ten years.

(8) On April 17, 2000, EP Med granted Mr. Byrd an incentive stock option to purchase 50,000 shares of common stock pursuant to the 1995 Long Term Incentive Plan at an exercise price of $4.125 per share. Options to purchase 10,000 shares vest one year from the grant date and options to purchase an additional 10,000 such shares vest each year thereafter. The term of such options is ten years.

(9) On February 26, 2002, EP Med granted Mr. Talarico an incentive stock option to purchase 10,000 shares of common stock pursuant to the 1995 Long Term Incentive Plan, at an exercise price of $2.60 per share. Options to purchase 2,000 shares vest one year from the date of grant and an additional 2,000 shares vest each year thereafter. The term of such options is ten years.


Stock Options

     The following table sets forth certain information concerning grants of stock options to each of the executive officers identified in the Summary Compensation Table during the fiscal year ended December 31, 2002.


                                                   Option Grants in Fiscal Year 2002


                                    Number of Shares        Percent of Total         Exercise       Expiration Date
                                   Underlying Options      Options Granted to       Price Per
                                         Granted            Employees in 2002         Share
                                  ---------------------- ------------------------ --------------- --------------------
David A. Jenkins (1)
Chairman and Chief
Executive Officer
to August 2002                                   0                   0                     0                        0

Reinhard Schmidt (1)
President and Chief Executive
Officer                                    135,000                 25%                 $2.15             July 1, 2012
from August 2002                            40,000                  7%                 $2.40          August 20, 2011
J. Randall Rolston (1)
Vice President, Sales                       25,000                  5%                 $2.40               Cancelled

C. Bryan Byrd (1) Vice President, Engineering
and Manufacturing                           50,000                  9%                 $2.40          August 29, 2012

John Talarico(1)
Vice President
Regulatory and
Quality Assurance                           10,000                  2%                 $2.60        February 26, 2012

(1) See applicable footnotes to above Summary Compensation Table.

     The exercise prices of the options granted during the fiscal year ended December 31, 2002 were equal to or greater than the fair market value of EP Med's common stock on the date of each grant.

Option Exercises and Holdings

     The following table provides certain information with respect to each of the executive officers identified in the Summary Compensation Table concerning the exercise of stock options during the fiscal year ended December 31, 2002 and the value of unexercised stock options held as of such date.


                                    Aggregated Option Exercises in 2002 and Year-End Option Values



                                                                                            Value of Unexercised
                                                       Number of Shares Underlying         in-the-Money Options at
                                                       Options at December 31, 2002         December 31, 2002 (1)

--------------------------    Shares
                                 Acquired Value
Name                        on Exercise   Realized   Exercisable     Unexercisable     Exercisable     Unexercisable
---------------------------
David A. Jenkins (2)                  0           0         166,000              0         $69,000                0
--------------------------
Chairman and Chief
Executive Officer to
August 2002

Reinhard Schmidt
President and Chief
Executive Officer (3)                 0           0         209,000         66,000         $32,300          $77,200

J. Randall Rolston (3)
Vice President, Sales                 0           0               0              0              $0               $0

C. Bryan Byrd (3)
Vice President,
Engineering and
Manufacturing                         0           0          34,400         43,600         $11,700               $0

John Talarico (3)
Vice President
Regulatory and
Quality Assurance                     0           0               0         10,000               0                0
--------------------------
(1)       Amounts calculated by subtracting the exercise price of the options from the market value of the underlying common stock using the closing sale price on the Nasdaq National Market of $2.50 per share on
          December 31, 2002.

(2) On August 31, 1995, EP Med granted Mr. Jenkins a non-qualified stock option to purchase 96,000 shares of common stock at an exercise price of $2.00 per share (the "Jenkins NQSO"). Options to purchase 28,000 of the Jenkins NQSO shares became exercisable on the grant date and options to purchase 1,000 shares became exercisable each month thereafter. The term of the Jenkins NQSO option is ten years. On
          December 26, 2001, EP Med granted Mr. Jenkins an incentive stock option to purchase 70,000 shares of common stock pursuant to EP Med's
          1995 Plan at an exercise price of $2.20 per share (the "Jenkins ISO").
          Options to purchase 35,000 of the Jenkins ISO shares became exercisable upon the grant and options to purchase the remaining
          35,000 Jenkins ISO shares became exercisable in January 2002. The term of such option is ten years.

(3)       See footnotes to above summary compensation table.

         During the fiscal year ended December 31, 2002, no options were exercised.

Compensation Plans and Other Arrangements

1995 Long Term Incentive Plan

     EP Med's 1995 Long Term Incentive Plan (the "1995 Incentive Plan") was adopted by our Board of Directors and shareholders in November 1995. On November 5, 1999, the Shareholders approved an amendment increasing the number of shares available under the Plan from 700,000 to 1,000,000 shares. At December 31, 2002, options to purchase 846,044 shares were outstanding at exercise prices ranging from $1.60 to $4.25 per share. The 1995 Incentive Plan provides for grants of "incentive" and "non-qualified" stock options to employees of EP Med. The 1995 Incentive Plan is administered by the Compensation Committee, which determines the optionees and the terms of the options granted, including the exercise price, number of shares subject to the options and the exercisability thereof. The 1995 Incentive Plan will terminate on November 30, 2005, unless earlier terminated by the Board of Directors.

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

1995 Director Option Plan

     EP Med's 1995 Director Option Plan was adopted by our Board of Directors and our shareholders in November 1995. A total of 720,000 shares of common stock of EP Med are available for issuance under the 1995 Director Option Plan, and options to purchase 300,000 shares were outstanding as of December 31, 2002. The 1995 Director Option Plan provides for grants of "director options" to eligible directors of EP Med and for grants of "advisor options" to eligible members of the Scientific Advisory Board. Director options and advisor options become exercisable at the rate of 1,000 shares per month, commencing with the first month following the date of grant for so long as the optionee remains a director or advisor, as the case may be. The 1995 Director Option Plan is administered by the Plan Committee of EP Med, which determines the optionees and the terms of the options granted, including the exercise price and the number of shares subject to the options. The 1995 Director Option Plan will terminate on November 30, 2005, unless earlier terminated by the Board of Directors.

2002 Stock Option Plan

     EP MedSystems' 2002 Stock Option Plan (the "2002 Plan") was approved by our shareholders in August 2002. A total of 600,000 shares of our common stock of the Company are reserved for issuance under this Plan. The 2002 Plan provides for grants of incentive stock options to employees of EP MedSystems. The 2002 Plan is administered by the Compensation Committee. The 2002 Plan will terminate on August 29, 2012, unless terminated earlier by the Board of Directors.

Compensation of Directors

     Directors of EP Med received $3,500 for their service for the year ended December 31, 2002. Directors are compensated as follows: (i) a retainer of $10,000 per year is payable to each outside director quarterly, (ii) a meeting fee of $1,000 per director is payable with respect to each "in-person" meeting, and (iii) a meeting fee of $500 is payable for each telephone meeting in excess of one hour. In addition, the directors are reimbursed for their reasonable travel expenses incurred in performance of their duties as directors.

Employment Agreements

     EP Med entered into an employment agreement, dated as of July 20, 2002 (and effective on commencement, August 20, 2002) with Reinhard Schmidt. Under the agreement, Mr. Schmidt serves as President and Chief Operating Officer of EP MedSystems for an initial term of 2 years at an annual salary of $200,000. The Board of Directors has discretion to approve salary increases and bonuses. On August 29, 2002, the Compensation Committee of the Board increased the executive compensation to $250,000. The agreement provides that unless terminated by either party providing the other with written notice of its intention not to renew at least 30 days prior to the scheduled expiration date, the agreement shall be renewed automatically after the initial two-year term for successive one-year terms. The agreement further provides that if the agreement is terminated by EP Med without cause or by Mr. Schmidt for good reason (including the occurrence of certain events within one year of change in control), Mr. Schmidt shall be entitled to severance payments equal to Mr. Schmidt's then-current base salary for a period of twelve months.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Based upon information available to EP Med, the following table sets forth certain information regarding beneficial ownership of common stock of EP Med as of March 21, 2002, by (i) each of EP Med's directors, (ii) each of the executive officers identified in the Summary Compensation Table, (iii) all directors and executive officers as a group and (iv) each person known to EP Med to beneficially own more than five percent of EP Med's common stock. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

                                                       Shares of Common Stock
Name and Address of Beneficial Owner                   Beneficially Owned (1)         Percent of Class
------------------------------------------------------ ------------------------------ -------------------
Group comprised of Cardiac Capital, LLC, Rollins               3,343,400(2)                 19.2%
Investment Fund, R. Randall Rollins, Gary W. Rollins
and David A. Jenkins
-----------------------------------------------------

         Cardiac Capital, LLC                                    2,250,000                  12.9%
         2170 Piedmont Road, N.E.
         Atlanta, Georgia 30324 (3)

         Rollins Investment Fund                                 2,250,000                  12.9%
         R. Randall Rollins
         Gary W. Rollins
         2170 Piedmont Road, N.E.
         Atlanta, Georgia 30324 (4)

         David A. Jenkins                                        3,357,400                  19.2%
         Chairman of the Board
         c/o EP MedSystems, Inc.
         575 Route 73 N, Building D
         West Berlin, New Jersey 08091
(5)

Group comprised of Greenberg Healthcare Management,              2,940,076                  18.6%
LLC, The Pharmaceutical/Medical
Technology Fund, L.P., Strategic Healthcare
Investment Fund, EGS Private Healthcare Associates,
LLC, EGS Private Healthcare Partnership, L.P.,
Frederic Greenberg, and Abhijeet Lele
350 Park Avenue, 11th Floor
New York, New York 10022 (6)

Medtronic, Inc.                                                   933,779                    6.5%
710 Medtronic Parkway
Minneapolis,  Minnesota 55432-5604 (7)

Hambrecht & Quist Capital Management Incorporated                1,075,000                   6.2%
30 Rowes Wharf, 4th Floor
Boston, Massachusetts 02110-3328 (8)

Reinhard Schmidt                                                  191,000                    1.5%
President, Chief Operating Officer and Director
c/o EP MedSystems, Inc.
575 Route 73 N, Building D
West Berlin, New Jersey 08091 (9)

C. Bryan Byrd                                                     100,000                     *
Vice President, Engineering and Operations
575 Route 73 N, Building D
West Berlin, New Jersey 08091 (10)

All executive officers and directors as a group                  6,314,096                  36.2%
(7 persons) (11)

* Represents beneficial ownership of less than 1% of the common stock.
---------------------------

(1) Applicable percentage ownership as of March 21, 2002 is based upon 17,448,126 shares of common stock outstanding. Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended. Under Rule 13d-3, shares issuable within 60 days upon exercise of outstanding options, warrants, rights or conversion privileges are deemed outstanding for the purpose of calculating the number and percentage owned by the holder of those rights, but not deemed outstanding for the purpose of calculating the percentage owned by any other person. "Beneficial ownership" under Rule 13d-3 includes all shares over which a person has sole or shared dispositive or voting power.

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

(4) In the Cardiac Capital Schedule 13D, Rollins Investment Fund has reported that it is a Georgia general partnership, the ownership of which is divided equally between R. Randall Rollins and Gary W.
         Rollins. Rollins Investment Fund owns 50% of Cardiac Capital, LLC, the record owner of the shares of common stock and warrant shares reflected in the table, and, as such, the Rollins Investment Fund's ownership is indirect and it shares voting and investment power with David Jenkins, the other 50% owner of Cardiac Capital. Rollins Investment Fund and
         David Jenkins, together with EP MedSystems, have entered into a letter agreement, dated March, 2002, pursuant to which David Jenkins has agreed that he shall forbear from selling any shares of common stock of EP MedSystems owned by him, and shall cause his spouse, his lineal descendants and any trust for the benefit of any of them to similarly forbear from selling any shares of common stock of EP MedSystems owned by any of them during the first year following the closing without the prior written consent of Rollins Investment Fund. Under the letter agreement, Mr. Jenkins has further agreed that, notwithstanding any provision to the contrary in the operating agreement of Cardiac
         Capital, the decision of Cardiac Capital to exercise its registration rights after the first anniversary of the closing may be made by Rollins Investment Fund in its sole judgment and without the consent of Mr. Jenkins. Includes 750,000 shares issuable upon the exercise of outstanding warrants exercisable by Cardiac Capital. Rollins Investment
         Fund disclaims beneficial ownership of 1,125,000 shares (i.e., 50%) of common stock and warrant shares and each of Messrs. R. Randall Rollins and Gary W. Rollins disclaims beneficial ownership of one-half of such shares (see footnotes (2), (3) and (5)).

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

(6) The information set forth with respect to the EGS Group is based on information contained in a Statement on Schedule 13D filed with the SEC on March 18, 2003. The shares reflected in the table represent (i)
         2,647,696 shares beneficially owned by EGS Private Healthcare
         Associates, LLC ("EGS Associates"), indirectly through its ownership of EGS Private Healthcare Partnership, L.P. ("EGS Partnership"), which is the record owner of 2,316,734 shares (which includes 593,174 shares issuable upon the exercise of outstanding warrants) and EGS Private
         Healthcare Counterpart, L.P. ("EGS Counterpart"), which is the record owner of 330,962 shares (which includes 84,739 shares issuable upon the exercise of outstanding warrants); (ii) 215,682 shares beneficially owned by Greenberg Healthcare Management, LLC ("Greenberg Management"), indirectly through its ownership of The Pharmaceutical/Medical
         Technology Fund, L.P. ("Pharma/Medical"), which is the record owner of the 215,682 shares and through its role as investment adviser of Strategic Healthcare Investment Fund (having an address at c/o
         MeesPierson (Cayman) Limited, British American Centre, Phase 3, Dr.
         Roy's Drive, P.O. Box 2003, George Town, Grand Cayman, Cayman Islands,
         B.W.I.), which is the record owner of the 43,698 shares; (iii)
         2,907,076 shares beneficially owned by Frederic Greenberg indirectly, as Managing Member of Greenberg Management and EGS Associates, (iv)
         20,000 shares beneficially owned by Frederic Greenberg; (v) 2,647,696 shares beneficially owned by Abhijeet Lele, indirectly, as Managing
         Member of EGS Private Healthcare Management, LLC, which is the General
         Partner of EGS Partnership and EGS Counterpart, and (vi) 13,000 shares issuable upon exercise of fully vested options beneficially held by Abhijeet Lele.

(7) The information set forth with respect to Medtronic, Inc. is based upon information contained in a Statement on Schedule 13G/A (the "Medtronic
         Schedule 13G/A") filed with the SEC on February 13, 2003. The shares reflected in the table represent (i) 560,000 shares beneficially owned by Medtronic, Inc.; and (ii) 373,779 shares issuable upon the conversion of currently convertible shares of Series A preferred stock of EP Med.

(8)      The information set forth with respect to Hambrecht & Quist Capital
         Management Incorporated is based on information contained in a Statement on Schedule 13G (the "H&Q Schedule 13G") filed with the SEC on January 28, 2003. The shares reflected in the table represent
         1,075,000 shares beneficially owned by Hambrecht & Quist Capital
         Management, a registered investment advisor. In the H&Q Schedule 13G, Hambrecht & Quist Capital Management disclaims any beneficial interest in the shares reported and indicates that it believes that the client accounts that it manages are not acting as a "group" for purposes of
         Section 13(d) of the Securities Exchange Act of 1934, as amended, and that it and such clients are not otherwise required to attribute to each other the "beneficial ownership" of securities.

(9) Includes 66,000 shares issuable upon exercise of fully vested options and 100,000 shares issuable upon the exercise of outstanding warrants.
         See the Section entitled "Directors, Executive Officers, Promoters and
         Control Persons; Compliance with Section 16(a) of the Exchange Act -
         Employment Agreements."

(10)     Includes 38,000 shares issuable upon exercise of fully vested options.

(11) Includes 1,823,413 shares issuable upon exercise of fully vested options and warrants.

Equity Compensation Plan Information

     The following table summarizes share and exercise price information about the Company's equity compensation plans as of December 31, 2002.

                                                                                             Number of Securities
                                                                                             Remaining Available for
                                          Number of Securities                                Future Issuance Under
                                           to be Issued Upon     Weighted-Average Exercise     Equity Compensation
                                              Exercise of          Price of Outstanding         Plans (Excluding
                                          Outstanding Options,     Options, Warrants and     Securities Reflected in
Plan category                             Warrants and Rights             Rights                   column (a))
                                                  (a)                      (b)                        (c)
Equity  compensation  plans approved by
security holders (1)..................       1,431,379                 $2.46                      770,821

Equity  compensation plans not approved          -                       -                          -
by security holders ..................

Total.................................       1,431,379                   -                        770,821
----------------

(1) This plan consists of EP Med's (i) 1995 Long Term Incentive Plan, (ii) 1995
Director Option Plan, and (iii) 2002 Stock Option Plan.

     For a description of the 1995 Long Term Incentive Plan, 1995 Director Option Plan, and 2002 Stock Option Plan, see "Item 10. - Executive Compensation
- Compensation Plans and Other Arrangements."

-----------------------------------------------------------------------------------------------------------------------
                                Long-Term Incentive Plans - Awards in Last Fiscal Year
-----------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------- ---------------------------------------------
                                                                           Estimated Future payouts Under Non- Stock
                                                                                       Priced-Based Plans
------------------------------------------------------------------------- ---------------------------------------------
------------------------- --------------------- ------------------------- -------------- --------------- --------------
          (a) (b) (c) [d) (e) (f)
------------------------- --------------------- ------------------------- -------------- --------------- --------------
------------------------- --------------------- ------------------------- -------------- --------------- --------------
          Name             Number of Shares,      Performance or Other    Threshold ($       Target       Maximum ($
                             Units or Other     Period Until Maturation
                               Rights (#)              or Payout              or #)         ($ or #)         or #)
------------------------- --------------------- ------------------------- -------------- --------------- --------------
------------------------- --------------------- ------------------------- -------------- --------------- --------------
David A. Jenkins                   0                       0                    0              0               0
Chairman and Chief
Executive Officer to
August 2002
------------------------- --------------------- ------------------------- -------------- --------------- --------------
------------------------- --------------------- ------------------------- -------------- --------------- --------------
Reinhard Schmidt                175,000                   (1)                   -              -               -
President and Chief
Executive Officer from
August 2002
------------------------- --------------------- ------------------------- -------------- --------------- --------------
------------------------- --------------------- ------------------------- -------------- --------------- --------------
J. Randall Rolston               25,000              5-Year Vesting             -              -               -
Vice President, Sales
------------------------- --------------------- ------------------------- -------------- --------------- --------------
------------------------- --------------------- ------------------------- -------------- --------------- --------------
C. Bryan Byrd                    50,000              5-Year Vesting             -              -               -
Vice President,
Engineering and
Operations
------------------------- --------------------- ------------------------- -------------- --------------- --------------
------------------------- --------------------- ------------------------- -------------- --------------- --------------
John Talorico                   100,000              5-Year Vesting             -              -               -
Vice President
Regulatory and
Quality Assurance
------------------------- --------------------- ------------------------- -------------- --------------- --------------

(1) - 60,000 option grant; 3,000 vested on September 4, 2002, and 12,000 vest every September 4th thereafter - 75,000 option grant; 17,000 vested on July 1, 2002, and 12,000 vest every January 1st thereafter - 40,000 option grant; 8,000 vest August 29th of each year, commencing August 29, 2003

Item 12.  Certain Relationships and Related Transactions.

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

     Loan to C. Bryan Byrd. On May 23, 2000, EP MedSystems made a loan of $100,000 to C. Bryan Byrd, its Vice President, Engineering and Operations, to finance Mr. Byrd's exercise of fully vested options. The loan is a recourse loan bearing interest at the Federal Fund rate and is secured by a pledge of 50,000 shares of EP Med's common stock owned by Mr. Byrd. Principal and all accrued interest were due and payable on May 23, 2003

     Financing Transaction with Medtronic, Inc./Pledge of Security by David A. Jenkins. In November 2000, EP MedSystems completed a debt financing with Medtronic Asset Management, Inc., an affiliate of Medtronic, Inc., one of EP Med's shareholders, which provided an aggregate of $3.2 million.

     The financing transaction, evidenced by a note purchase agreement and secured promissory note bearing interest at two percentage points over the prime rate, provides that the principal and all accrued interest on the note are to be repaid on November 15, 2003 and that the note is secured by a pledge by David A. Jenkins, EP Med's Chairman, of 300,000 shares of common stock of Transneuronix, Inc., a privately-held corporation engaged in the development of neuro-muscular stimulation devices. The shares pledged amount to approximately 5% of the total outstanding common stock of Transneuronix, Inc. Mr. Jenkins did not receive any compensation from EP MedSystems for furnishing the pledge as security for the note. As part of the transaction, Medtronic agreed to subordinate its rights to repayment from EP Med to existing rights of EP Med's bank. On March 12, 2003, the due date of the note was extended to April 1, 2004. In connection with the extension, the Company agreed to prepay up to $1 million of the note, contingent upon receipt of certain equity proceeds and to increase the interest rate to the prime rate plus 3%.

     Except for the pledge by Mr. Jenkins, EP Med believes that this loan was entered into on terms comparable to those it would have obtained from an unaffiliated third party.

     Private Placement Financing Transaction with Cardiac Capital, LLC. On March 28, 2001, we completed the sale and issuance of 1,625,000 shares of our common stock and 812,500 warrant shares to two investors. The terms of the financing provided for a purchase price of $1.99 per share of common stock and $0.02 per warrant, for an aggregate purchase price of $3,250,000, without giving effect to the possible exercise of warrants at an exercise price of $4.00 per share, subject to adjustment. The transaction, which received shareholder approval, closed on March 28, 2001, and the closing sale price for EP Med's common stock on March 27, 2001 was $2.875. As such, the price afforded the investors in this transaction was below market. However, the Board of Directors obtained an opinion from Tucker Anthony Sutro Capital Markets, acting as EP Med's financial advisor, as to the fairness of the transaction to the public shareholders of EP Med from a financial point of view.

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

     Loan to Reinhard Schmidt. In connection with Mr. Schmidt's employment with EP MedSystems pursuant to an employment agreement, dated as of July 20, 2001, Mr. Schmidt purchased 100,000 shares of common stock and received a warrant to purchase an additional 100,000 shares. EP MedSystems provided Mr. Schmidt with an interest-free, non-recourse loan in the amount of $220,000 to effect the purchase of the shares which loan is secured by a pledge to EP Med of the shares. In July 2002, EP MedSystems and Mr. Schmidt agreed to rescind the stock purchase transaction with respect to 75,000 of the Shares (the portion which had not already been paid for through forgiveness of the loan). EP Med recorded $45,000 in compensation expense as of December 31, 2002.

     Promissory Notes Transaction and Private Placement Financing Transaction involving EGS Private Healthcare Partnership, L.P. and EGS Private Healthcare Counterpart, L.P. On December 30, 2002, we issued promissory notes, in the aggregate amount of $1,000,000, and warrants to purchase an aggregate of 50,000 shares, to EGS Private Healthcare Partnership, L.P. and EGS Private Healthcare Counterpart, L.P. (the "EGS Entities"). Abhijeet Lele, one of our directors, is a managing member of EGS Private Healthcare Management, LLC, which is the general partner of both of the EGS Entities. The promissory notes were converted into securities issued to the EGS Entities in the private placement discussed below and the warrants were cancelled. On January 31, 2003, we completed the sale and issuance of 2,007,475 shares of our common stock (the "Warrant Shares"), and warrants to purchase 802,990 authorized but unissued shares of our common stock, in a private placement exempt from registration under Securities Act of 1933, as amended, to existing and selected new institutional and other accredited investors for a purchase price of $1.23 per share. Included among the investors are both of the EGS Entities, who purchased an aggregate of 819,783 shares of our common stock, and warrants to purchase an aggregate of 327,913 shares of our common stock. The warrants are exercisable, for cash only, at a price per share of $1.6943. With prior notice to the holders of warrants, the warrants may be repurchased by us at $.01 per share at any time after the average closing price of the our common stock for any 20 consecutive trading days has equaled or exceeded $2.54. We may be required to purchase the Warrants from the Warrantholders for cash in certain circumstances that result in a change of control of us, at a purchase price to be determined using a Black Scholes valuation model and assumptions reasonably acceptable to us and the Warrantholders, with a maximum dollar amount of such purchase price not to exceed $3.00 per Warrant Share. We have agreed to register for resale the shares of common stock sold and the shares of common stock that may be purchased upon exercise of the warrants.

Item 13. Exhibits List and Reports on Form 8-K.

(a)      Exhibits

         The exhibits required to be filed as part of this Annual Report on Form 10-KSB are listed in the Index to Exhibits appearing on page E-1 hereof.

(b) Reports on Form 8-K

         None.

Item 14. Controls and Procedures.

     The CEO and CFO Certifications required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934 (the Exchange Act) follow the Signatures section of this Annual Report. This Controls and Procedures section of the Annual Report includes the information concerning the Controls Evaluation referred to in the Certifications and it should be read in conjunction with the Certifications for a more complete understanding of the topics presented.

     At the beginning of the third quarter of 2002, in response to recent legislation and additional requirements, an evaluation of the effectiveness of the Company's internal control structure and disclosure controls and procedures was conducted under the supervision of, and reviewed by, EM Med's Chief Executive Officer and Chief Financial Officer. As a result of such review, we implemented changes, primarily to formalize and document the procedures already in place. We have designed our disclosure controls and procedures to ensure that material information related to the EP Med, including our consolidated subsidiaries, is made known to our disclosure committee, including our Chief Executive Officer and Chief Financial Officer on a regular basis, in particular during the period in which periodic reports under the Securities Exchange Act of 1934 are being prepared. As required, we will evaluate the effectiveness of these disclosure controls and procedures on a quarterly basis, and did so on a date within 90 days prior to the filing of this annual report. We believe as of that date, such controls and procedures were operating effectively and as designed. Refer to the certifications by EP Med's Chief Executive Officer and Chief Financial Officer following the signature page of this report.

     We presented the results of our most recent evaluation of our disclosure controls and procedures to the Audit Committee of our Board of Directors. Based on such evaluation, EP Med's management, including our Chief Executive Officer and Chief Financial Officer, concluded that EP Med's disclosure controls and procedures are adequate to insure the clarity and material completeness of EP Med's disclosure in its periodic reports required to be filed with the SEC and there are no significant deficiencies in the design or operation of internal controls which could significantly affect our ability to record, process, summarize and report financial data.

                                                                       SIGNATURE

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of West
                     Berlin, State of New Jersey, on the 27th day of March 2003.

                                                            EP MEDSYSTEMS, INC..

                                                        By: /s/ Reinhard Schmidt
                                                               Reinhard Schmidt,
                                                                   President and
                                                         Chief Executive Officer



        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Reinhard Schmidt and Matthew C. Hill, and each of them individually, his true and lawful attorney-in-fact, proxy and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to act on, sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and
  Exchange Commission, granting unto said attorneys-in-fact, proxies and agents, and each of them individually, full power and authority to do and perform each and every act and thing necessary and appropriate to be done in and about the premises, as fully as he might or could do in person, hereby approving, ratifying and confirming all that said attorneys-in-fact, proxies and agents or any of his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

       Pursuant to the requirements of the Securities Exchange Act of 1934, this
          Report has been signed below by the following persons on behalf of the
                                     Registrant and in the capacities indicated.

                                                      Signature(s) Title(s) Date

         /s/ Reinhard Schmidt                President, Chief Executive                 March 27, 2003
             Reinhard Schmidt                    Officer and Director (Principal
                                                              Executive Officer)

         /s/ Matthew C. Hill                 Chief Financial Officer                    March 27, 2003
               Matthew C. Hill                     (Principal Financial Officer)

         /s/ David A. Jenkins                Chairman of the Board                      March 27, 2003
                                                                David A. Jenkins

         /s/ Paul L. Ray                     Director                                   March 27, 2003
                                                                     Paul L. Ray

         /s/ Richard C. Williams             Director                                   March 27, 2003
                                                             Richard C. Williams

         /s/ Abhijeet Lele                   Director                                   March 27, 2003
                                                                   Abhijeet Lele

                                 CERTIFICATIONS

         I, Reinhard Schmidt, certify that:

         1 I have reviewed this annual report on Form 10-KSB of EP MedSystems, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there was significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 27, 2003

                                        By: /s/ Reinhard Schmidt
                                        Reinhard Schmidt,
                                        President and Chief Executive Officer

         I, Matthew C. Hill, certify that:


     1. I have reviewed this annual report on Form 10-KSB of EP MedSystems, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there was significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 27, 2003

                                                By: /s/ Matthew C. Hill
                                                Matthew C. Hill
                                                Chief Financial Officer

                                Index to Exhibits

Exhibit         Description
Number

*****************
   3.1         Amended and Restated Certificate of Incorporation (1).

   3.2 Certificate of Amendment to the Amended and Restated Certificate of Incorporation (2).

   3.3         Bylaws, as amended (1).

   4.1 Form of Common Stock Purchase Agreement, dated April 9, 1998, between EP Med and the Purchasers named therein (3).

   4.2 Form of Registration Rights Agreement, dated April 9, 1998, between EP Med and the Purchasers named therein (3).

   4.3 Form of Common Stock and Warrant Purchase Agreement, dated as of August 31, 1999,between EP Med and the Purchasers named therein (including Exhibit A: Form of Registration Rights Agreement and Exhibit B: Form of Warrant) (4).

    4.4 Form of Replacement Warrant, dated as of February 15, 2000, between EP Med and the Purchasers (including Amendment to Registration Rights Agreement and Form of Replacement Warrant)
               (5).

   4.5 Form of Amended and Restated Common Stock and Warrant Purchase Agreement, dated as of February 16, 2001, between EP Med and the Purchasers named therein (including Exhibit A: Form of Registration Rights Agreement and Exhibit B: Form of Warrant)(6).

   4.6 Registration Rights Agreement, dated March 28, 2001, between EP Med and the Purchasers named therein (7).

   4.7 Warrant, dated March 28, 2001, issued by EP Med to Cardiac Capital, LLC (7).

   4.8         Warrant, dated March 28, 2001, issued by EP Med to Texada
               Trust (7).

   4.9 Warrant, dated as of July 20, 2001, issued by EP Med to Reinhard Schmidt (8).

   4.10 Preferred Stock Purchase Agreement, dated as of October 23, 2001, between EP MedSystems and Century Medical, Inc. (2).

   4.11 Registration Rights Agreement, dated as of October 23, 2001, between EP MedSystems and Century Medical, Inc. (2).

   4.12 First Amendment to Distribution Agreement, dated as of October 23, 2001, between EP MedSystems and Century Medical, Inc. (2).

   4.13 Preferred Stock Purchase Agreement, dated as of October 23, 2001, between EP MedSystems and Medtronic, Inc. (2).

   4.14 Registration Rights Agreement, dated as of October 23, 2001, between EP MedSystems and Medtronic, Inc. (2).

   4.15 Stock Purchase Agreement, dated as of September 5, 2002, between EP MedSystems, Inc. and Boston Scientific
               Corporation (9).

   4.16 Registration Rights Agreement, dated as of September 5, 2002, between EP MedSystems, Inc. and Boston Scientific
               Corporation (9).

   4.17** Common Stock and Warrant Purchase Agreement, dated as of January 31, 2003, by and between EP MedSystems, Inc. and each of the several purchasers named in Exhibit A thereto.

   4.18** Registration Rights Agreement, dated as of January 31, 2003, by and between EP MedSystems, Inc. and the Initial Investors referred to therein.

   4.19** Warrant, dated January 31, 2003, issued by EP MedSystems, Inc. to Michael R. Hamblett.

   4.20** Warrant, dated January 31, 2003, issued by EP MedSystems, Inc. to Heimdall Investments Ltd.

   4.21** Warrant, dated January 31, 2003, issued by EP MedSystems, Inc. to MedCap Partners L.P.

   4.22** Warrant, dated January 31, 2003, issued by EP MedSystems, Inc. to Bonanza Capital Masterfund Ltd.

   4.23** Warrant, dated January 31, 2003, issued by EP MedSystems, Inc. to EGS Private Healthcare Partnership, L.P.

   4.24** Warrant, dated January 31, 2003, issued by EP MedSystems, Inc. to EGS Private Healthcare Counterpart, L.P.

   4.25** Warrant, dated January 31, 2003, issued by EP MedSystems, Inc. to Adams, Harkness & Hill, Inc.

   4.26** Amended and Restated Secured Promissory Note issued to Medtronic International Limited on March 13, 2003, together with First Amendment to Note Purchase Agreement, dated March 13, 2003, between Medtronic International Limited and EP MedSystems, Inc.

   4.27** Mortgage Note, dated November 21, 2002, issued to William Winstrom, in the principal amount of $375,000, together with related Mortgage and Security Agreement.

   4.28* Mortgage Note, dated November 21, 2002, issued to Anthony Varrichio, in the principal amount of $375,000, together with related Mortgage and Security Agreement.

   10.1 License Agreement, dated as of November 1, 1995, between EP Med and Dr. Eckhard Alt, as amended (1).

   10.2 License Agreement, dated as of November 1, 1995, between EP Med and Sanjeev Saksena (1).

   10.3 Exclusive License Agreement, dated February 27, 1997 between EP MedSystems and EchoCath, Inc. (10).

   10.4 Settlement Agreement, dated November 6, 2001 between EP MedSystems and EchoCath, Inc. (11).

   10.5 Master Manufacturing Agreement, dated April 16, 1996, between EP Med and Hi Tronics Designs, Inc. (1).

   10.6*       Amended and Restated 1995 Long-Term Incentive Plan (12).

   10.7*       Amended and Restated 1995 Director Option Plan (12).

   10.8*       2002 Stock Option Plan (13).

   10.9 Agreement of Lease, dated August 25, 1997, between EP Med and Provident Mutual Life Insurance Company, as landlord (14).

   10.10 Note Purchase Agreement, dated as of November 15, 2000, between EP Med and Medtronic Asset Management, Inc. (15).

   10.11 Secured Promissory Note, dated November 15, 2000, issued by EP Med to Medtronic Asset Management, Inc. (15).

   10.12 Stock Pledge Agreement, dated as of November 15, 2000, between Medtronic Asset Management, Inc. and David Jenkins (15).

   10.13 Subordination Agreement, dated as of November 15, 2000, between Medtronic Asset Management, Inc. and Fleet National Bank (15).

   10.14 Agreement, dated as of March 9, 1998, between ProCath Corporation and Allan Willis (16).

   10.15 License Agreement, dated as of January 21, 1998, between EP Med and Incontrol, Inc. (8).

   10.16 Employment Agreement, dated as of July 20, 2001, between EP Med and Reinhard Schmidt (8).

   10.17 Stock Purchase Agreement dated September 5, 2002 between EP Med and Boston Scientific Corporation (without exhibits) (9).

   10.18** Bridge Loan and Security Agreement, dated December 30, 2002, between EP MedSystems, Inc. and EGS Healthcare Limited Partnership.

   21.1**      Subsidiaries of the Registrant.

   23.1**      Consent of PricewaterhouseCoopers LLP.

   24.1**      Powers of Attorney (included on signature page).

   99.1** Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   99.2** Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     ------------------------------

     *Denotes management contract or compensatory plan or arrangement. **Filed herewith.

1. Incorporated by reference from EP MedSystems, Inc.'s Registration Statement on Form SB-2 and Pre-Effective Amendments No. 1 and 2 thereto previously filed with the Commission on April 18, 1996, May 28, 1996 and June 13, 1996, respectively.

2. Incorporated by reference from EP MedSystems, Inc.'s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001, previously filed with the Commission.
3. Incorporated by reference from EP MedSystems, Inc.'s Current Report on Form 8-K dated April 15, 1998, previously filed with the Commission.

4. Incorporated by reference from EP MedSystems, Inc.'s Current Report on Form 8-K, dated September 7, 1999, previously filed with the Commission.

5. Incorporated by reference from EP MedSystems, Inc.'s Annual Report on Form 10-KSB for the year ended December 31, 1999, previously filed with the Commission.

6. Incorporated by reference from EP MedSystems, Inc.'s Current Report on Form 8-K, dated February 26, 2001, previously filed with the Commission.

7. Incorporated by reference from EP MedSystems, Inc.'s Annual Report on Form 10-KSB for the year ended December 31, 2000, previously filed with the Commission.

8. Incorporated by reference from EP MedSystems, Inc.'s Registration Statement on Form SB-2 and Pre-Effective Amendments No.1 through 4 previously filed with the Commission on June 26, 2001, August 24, 2001, September 28, 2001 and October 12, 2001, respectively.

9. Incorporated by reference form EP MedSystems, Inc.'s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002, previously filed with the Commission.
10 Incorporated by reference from EP MedSystems, Inc.'s Annual Report on Form 10-KSB for the year ended December 31, 1996, previously filed with the Commission.

11. Incorporated by reference from EP MedSystems, Inc.'s Annual Report on Form 10-KSB/A for the year ended December 31, 2001, previously filed with the Commission.
12. Incorporated by reference from EP MedSyems, Inc.'s Proxy Statement for the Annual Meeting of Shareholders held on October 30, 1997, previously filed with the Commission.

13. Incorporated by reference from EP MedSyems, Inc.'s Proxy Statement for the Annual Meeting of Shareholders held on August 29, 2002, previously filed with the Commission.

14. Incorporated by reference from EP MedSystems, Inc.'s Annual Report on Form 10-KSB/A for the year ended December 31, 1997, previously filed with the Commission.

15. Incorporated by reference form EP MedSystems, Inc.'s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000, previously filed with the Commission.
16. Incorporated by reference from EP MedSystems, Inc.'s Annual Report on Form 10-KSB/A for the year ended December 31, 2000, previously filed with the Commission.

                          INDEX TO FINANCIAL STATEMENTS

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                Financial Statements                                                               Page
                                                                                                ------------

           Report of Independent  Accountants                                                       F-2

           Consolidated Balance Sheets as of December 31, 2002 and December 31, 2001                F-3

           Consolidated Statements of Operations for the years ended                                F-4
           December 31, 2002 and 2001

           Consolidated Statements of Changes in Shareholders' Equity                               F-5
           for the years ended December 31, 2002 and 2001

           Consolidated Statements of Cash Flows for the years ended                                F-6
           December 31, 2002 and 2001

           Notes to Consolidated Financial Statements                                               F-7


Report of Independent Accountants


To the Board of Directors and Shareholders of EP MedSystems, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of EP MedSystems, Inc. and its subsidiaries (the "Company") at December 31, 2002 and December 31, 2001, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, EP MedSystems, Inc. adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", effective January 1, 2002.




PricewaterhouseCoopers LLP
Florham Park, New Jersey
March 17, 2003

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                           December 31,
                               ASSETS                                               2002                   2001
                                                                             --------------------    ------------------
Current assets:
   Cash and cash equivalents                                                 $         2,012,809     $       2,343,303
   Accounts receivable, net of allowances for doubtful
      accounts of $98,600 and $76,075                                                  3,438,980             3,797,022
   Inventories, net of reserves                                                        2,037,100             2,003,770
   Prepaid expenses and other current assets                                             361,782               508,040
   Deferred tax asset, net of valuation allowance                                        438,000               474,688
                                                                             --------------------    ------------------
                                                                             --------------------    ------------------
          Total current assets                                                         8,288,671             9,126,823

Property, plant and equipment, net                                                     2,250,327             2,231,531
Intangible assets, net                                                                   358,282               377,869
Other assets                                                                              31,198               412,126
                                                                             --------------------    ------------------
          Total assets                                                    $           10,928,478  $         12,148,349
                                                                             ====================    ==================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Promissory note payable                                                   $              995,585  $                  -
Accounts payable                                                                       2,586,050             1,237,488
Accrued expenses                                                                         603,370               546,641
Deferred warranty revenue and prepaid rent income                                        223,245               124,739
Customer deposits                                                                         20,311               369,626
Current portion of long term debt                                                              -                33,333
                                                                             --------------------    ------------------
     Total current liabilities                                                         4,428,561             2,311,827

Accrued interest on long term debt - non-current                                         520,162               303,606
Deferred warranty revenue- non-current                                                   326,773               241,036
Long term debt, less current portion                                                           -               402,778
Notes payable                                                                          3,950,000             3,200,000
                                                                             --------------------    ------------------
          Total liabilities                                               $            9,225,496  $          6,459,247
                                                                             --------------------    ------------------
Commitments and contingencies (See Note 8) Shareholders' equity:
  Preferred stock, no par value, 5,000,000 shares authorized, 373,779 and
     1,259,717 shares issued and outstanding at December 31, 2002 and 2001, respectively
                                                                                         618,161             2,331,744
  Common stock, $.001 stated value, 25,000,000 shares authorized, 15,098,736 and
     14,077,714 shares issued and outstanding at December 31, 2002 and 2001, respectively
                                                                                          15,099                14,078
  Additional paid-in capital                                                          32,372,700            30,372,387
  Deferred offering costs                                                                      -             (554,515)
  Receivables from officers                                                            (100,000)             (320,000)
  Accumulated deficit                                                               (31,202,978)          (26,154,592)
                                                                             --------------------    ------------------
          Total shareholders' equity                                                   1,702,982             5,689,102
                                                                             --------------------    ------------------
          Total liabilities and shareholders' equity                      $           10,928,478  $         12,148,349
                                                                             ====================    ==================
              The                 accompanying notes are an integral part of
                                  these statements.


                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,



                                                                           2002                2001

                                                                  ------------------     ----------------
                                                                  ------------------     ----------------
Net sales                                                      $         12,419,499   $        9,933,263
Cost of products sold                                                     5,707,262            4,651,702
                                                                  ------------------     ----------------
                                                                  ------------------     ----------------
          Gross profit                                                    6,712,237            5,281,561

Operating costs and expenses:
   Research and development expenses                                      3,288,536            2,521,396
   Sales and marketing expenses                                           4,975,426            4,789,145
   General and administrative expenses                                    2,604,627            2,236,970
   Offering Costs                                                         1,118,770                    -
                                                                  ------------------     ----------------
         Loss from operations                                           (5,275,122)          (4,265,950)

Interest expense                                                          (230,831)            (282,284)
Other income (expense)                                                       19,567             (15,559)
                                                                  ------------------     ----------------
                                                                  ------------------     ----------------

Loss before income tax benefit                                 $        (5,486,386)   $      (4,563,793)

Income tax benefit                                                          438,000              474,688
                                                                  ------------------     ----------------
                                                                  ------------------     ----------------

Net loss                                                       $        (5,048,386)   $      (4,089,105)
                                                                  ==================     ================
                                                                  ==================     ================

Basic and diluted net loss per share                           $             (0.34)   $           (0.31)
                                                                  ==================     ================

Weighted average shares outstanding used to
compute basic and diluted loss per share
                                                                         14,849,333           13,402,915
                                                                  ==================     ================


The accompanying notes are an integral part of these statements.


                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



                              Common        Common       Preferred      Preferred     Additional
                              Stock          Stock       Stock          Stock           Paid-in        Accumulated
                              Shares        Amount       Shares         Amount          Capital          Deficit           Total
                            -----------    ----------    -----------    ----------    ------------    --------------    ------------
                            -----------    ----------    -----------    ----------    ------------    --------------    ------------


Balance, January 1, 2001    12,023,167       $12,023        -             -           $26,409,408     $(22,065,487)     $ 4,355,944
                            -----------    ----------    -----------    ----------    ------------    --------------    ------------
                            -----------    ----------    -----------    ----------    ------------    --------------    ------------

Issuance of common stock
in connection with
private placement            1,625,000         1,625             --            --       2,992,940                --       2,994,565

Issuance of common stock
to executive officer           100,000           100             --            --         249,900                --         250,000

Loan granted to executive
officer                             --            --             --            --       (220,000)                --       (220,000)

Issuance of  preferred
stock in connection with
private placement                   --            --      1,259,717     2,331,744              --                --       2,331,744

Issuance of common stock
commitment shares              225,000           225             --            --         554,290                --         554,515

Deferred offering costs             --            --             --            --       (554,515)                --       (554,515)

Issuance of common stock
to employees and
non-employee                   104,547           105             --            --         145,943                --         146,048

Foreign currency
translation                         --            --             --            --        (80,094)                --        (80,094)

Net loss                            --            --             --            --              --       (4,089,105)     (4,089,105)

                            -----------    ----------      ------------  ----------   ------------    --------------    ------------

Balance, December 31,                                                                                             $
2001                        14,077,714       $14,078      1,259,717     $2,331,744    $29,497,872      (26,154,592)      $5,689,102
                            ===========    ==========    ===========    ==========    ============    ==============    ============
                            -----------    ----------    ------------   ---------    ------------     --------------
Issuance of common stock
in connection with joint
development contract, net
of offering costs              210,084           210             --            --         472,308                --         472,518

Conversion of Preferred
Stock to Common Stock          885,938           886      (885,938)     (1,713,583)      1,697,902               --        (14,795)

Compensation expense, net
of cancellation of loan       (75,000)          (75)             --            --          45,075                --          45,000

Deferred offering costs             --            --             --            --         554,515                --         554,515

Foreign currency
translation                         --            --             --            --             613                --             613

Warrants issued in
connection with
promissory note                     --            --             --            --           4,415                --           4,415

Net loss                            --            --             --            --              --       (5,048,386)     (5,048,386)
                            -----------    ----------    -----------    ----------    ------------    --------------    ------------


Balance, December 31,
2002                        15,098,736       $15,099        373,779      $618,161     $32,272,700     $(31,202,978)      $1,702,982
                            ===========    ==========    ===========    ==========    ============    ==============    ============


The accompanying notes are an integral part of these statements.

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                                        2002                      2001
                                                                                -----------------        -----------------
Cash flows from operating activities:
  Net loss                                                                       $    (5,048,386)        $     (4,089,105)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                                                       709,282                  754,308
     Bad debt expense                                                                     33,035                   27,053
     Issuance of stock in payment for legal services                                           -                  144,448
     Write off of deferred offering costs                                              1,042,413                     -
     Non cash compensation expense related to employee agreement                          45,000                   30,000
     Deferred income taxes                                                                36,688                  (55,657)
   Changes in assets and liabilities:
      Decrease (increase) in accounts receivable                                         325,007               (1,312,426)
      (Increase) decrease in inventories                                               (472,350)                  241,977
      Decrease (increase) in prepaid expenses and
       other current assets                                                                8,360                 (419,048)
      Decrease (increase) in other assets                                                 30,928                 (260,958)
      (Decrease) in due to related parties                                                     -                      (75)
      Increase in accounts payable                                                     1,348,562                  323,388
      Increase in accrued expenses, deferred revenue, customer deposits
       and accrued interest                                                               93,418                  875,694
                                                                                -----------------          -----------------
          Net cash used in operating activities                                  $   (1,848,043)          $    (3,740,401)
                                                                                -----------------          -----------------
Cash flows from investing activities:
   Capital expenditures                                                                (255,010)                 (234,347)
   Patent costs                                                                         (14,461)                  (12,251)
                                                                                -----------------           -----------------
          Net cash used in investing activities                                  $     (269,471)          $      (246,598)
                                                                                -----------------           -----------------
Cash flows from financing activities:
   Borrowings under term notes payable                                                 1,750,000                1,541,768
  Payments under revolving line of credit                                              (436,111)                 (761,560)
  Net proceeds from issuance of common stock, net of offering expenses                   472,518                2,994,565
   Net proceeds from issuance of preferred stock, net of offering expenses                     -                2,331,744
   Proceeds from exercise of stock options                                                     -                    1,600
                                                                                -----------------          -----------------
                                                                                ----------------           -----------------
          Net cash provided by financing activities                              $     1,786,407          $    6,108,117
                                                                                -----------------           -----------------

Effect of exchange rate changes                                                             613                  (80,094)


Net (decrease) increase in cash and cash equivalents                                   (330,494)               2,041,024
Cash and cash equivalents, beginning of period                                         2,343,303                 302,279
                                                                                -----------------         -----------------
Cash and cash equivalents, end of period                                         $     2,012,809         $     2,343,303
                                                                                =================         =================

  Supplemental cash flow information:
 Cash paid for interest                                                          $         6,416         $        41,096
 Non-cash reclassification of assets from inventory to fixed assets              $       439,020         $       131,655
 Non-cash conversion of preferred shares to shares of common stock               $     1,734,299                   -

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

         The Company faces a number of risks, including developing and sustaining a profitable, cash positive business, which is largely dependent upon obtaining government regulatory approvals and market acceptance of future products.

         In addition, EP MedSystems has a history of operating losses and the Company expects to continue to incur operating losses in the near future as substantial funds are expended for research and development, increased manufacturing activity and expansion of sales and marketing activities. The amount and timing of future losses will depend upon, among other things, volume of sales of existing products, the timing of regulatory approval and market acceptance of the ALERT System and ultrasound products and developmental, regulatory and market success of new products under development as well as EP MedSystems' ability to establish, preserve and enforce intellectual property rights related to our products. There can be no assurance that any of the Company's development projects will be successful or that if development is successful, that the products will generate any sales. Based upon the Company's current plans and projections, it is the belief of Management that the Company's existing capital resources will be sufficient to meet anticipated capital needs for at least the next twelve months. The Company has a $3.2 million note payable that will be payable, plus interest, in April 2004. Estimated operating cash flows through the maturity date of the note are not sufficient to meet this obligation. The Company intends to seek refinancing of the note prior to the due date, however there is no assurance that the Company will be able to identify or close a financing transaction, or that any such transactions will provide sufficient resources to repay the note.


2.       Summary of Significant Accounting Policies

Principles of Consolidation

          The consolidated financial statements include the accounts of EP MedSystems, Inc. and its wholly owned subsidiaries, EP MedSystems UK Ltd. and EP MedSystems France S.A.R.L. All material intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

          EP MedSystems considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. The carrying amount of cash and cash equivalents approximate fair value.

Concentrations of Credit Risk

          EP MedSystems is potentially subject to concentrations of credit risk with respect to its cash investments and trade accounts receivable. EP MedSystems invests its excess cash in an institutional money market account.

          EP MedSystems' customer base for its products is primarily comprised of medical institutions and distributors throughout the United States and abroad. For certain transactions, EP MedSystems may require payment in advance or issuance of an irrevocable letter of credit.

          The Company has subsidiaries in the United Kingdom and France and thus is exposed to risks that arise from foreign currency exchange rate fluctuations. Such exposures arise from transactions documented in foreign currencies, primarily from translation of results of operations outside the United States, inter-company advances and inter-company purchases of inventory. The Company does not engage in hedging of foreign currencies through the purchase of option contracts or forward exchange contracts.

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

Goodwill and Intangible Assets

          Registration and legal fees associated with patent filings are capitalized and amortized over three years. Management reviews these assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets might not be recoverable. EP MedSystems has determined that, as of December 31, 2002, no such assets have been impaired.

          Goodwill represents the excess of the cost over the fair value of net assets acquired in business combinations. Currently, the Company operates as a single reporting unit. Goodwill and other "indefinite-lived" assets are not amortized and are subject to the impairment rules of Statement of Financial Accounting Standards No. 142 ("SFAS 142") which the Company adopted effective as of January 1, 2002. Goodwill is tested for impairment on an annual basis or upon the occurrence of certain circumstances or events. The Company determines the fair market value of its reporting unit using quoted market rates and cash flow techniques. The fair market value of the reporting unit is compared to the carrying value of the reporting unit to determine if an impairment loss should be calculated. If the book value of the reporting unit exceeds the fair value of the reporting unit, an impairment loss is indicated. The loss is calculated by comparing the fair value of the good will to the book value of the goodwill. If the book value of the goodwill exceeds the fair value of goodwill, an impairment loss is recorded. Fair value of goodwill is determined by subtracting the fair value of the identifiable assets of a reporting unit from the fair value of the reporting unit. (See Note 6)




Revenue Recognition

          EP MedSystems ships products to customers based on FOB shipping point and recognizes revenue from product sales on the date of shipment. Installation procedures are minimal and considered perfunctory. Payments received in advance of shipment of product are deferred until such products are shipped. EP MedSystems does not have royalty agreements that result in revenue to EP MedSystems. Royalties paid to third parties on product sales are included in the sales and marketing expense. EP MedSystems does not provide distributors or end-users with a general right to return products purchased.

          EP MedSystems provides a one-year warranty on all of its products and, in accordance with Statement of Financial Accounting Standard No. 5 "Accounting for Contingencies," accrues for the estimated cost of providing this warranty at the time of sale. The estimates of the future warranty costs are based on historical experience. At December 31, 2002 and 2001, EP MedSystems had accrued approximately $71,000 and $55,000, respectively in warranty expense.

          In addition to the standard one-year warranty provided on all products EP MedSystems offers separately priced extended warranties. EP MedSystems recognizes revenue from these warranty contracts on a straight-line basis over the contract period in accordance with FASB Technical Bulletin 90-1 "Accounting for Separately Priced Product Warranties and Product Maintenance Contracts." Deferred warranty income as of December 31, 2002 and 2001 totaled approximately $483,000 and $311,000, respectively.

Research and Development

Research and development costs are expensed as incurred. Research and development costs consist of direct and indirect material costs related to specific projects, as well as clinical and regulatory costs.

Stock Based Compensation

          EP MedSystems accounts for stock options granted to employees and non-employee directors in accordance with the "intrinsic value" method set forth in Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees", with supplemental pro forma disclosures of "fair value" as required by Statement of Financial Accounting Standards No. 123 ("SFAS No.123"), "Accounting for Stock Based Compensation."

          EP MedSystems records the fair value of stock issuances to non-employees based on the market price on the date issued. The amount is expensed, capitalized or recorded as a reduction of paid-in capital, depending on the purpose for which the stock is issued. It is EP MedSystems' policy to account for stock options granted to non-employees in accordance with Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," and the fair value is measured using the Black-Scholes option pricing model under Statement of Financial Accounting Standard No. 123. EP MedSystems has not issued stock options to non-employees for any of the periods presented.

          Had compensation costs for EP MedSystems' stock option plans been determined consistent with SFAS No. 123 "Accounting for Stock-Based Compensation", EP MedSystems' proforma net loss and loss per share for 2002 and 2001 would have been as follows:




                                                                   2002                   2001
                                                                   ----                   ----

       Net loss, as reported                                      $(5,048,386)         $ (4,089,105)

       Add:  Stock-based employee compensation expense
       included in reported net income, net of related tax
       effects                                                              -                      -

       Deduct:  Total stock-based employee compensation
       expense determined under fair value based method
       for all awards granted since January, 1995, net of
       related tax effects                                          (343,416)             (358,024)
                                                             ------------------     ------------------

       Pro forma net loss                                        $(5,391,802)           $(4,447,129)
                                                             ==================     ==================

       Earnings per share:
           Basic and diluted - as report                         $      (0.34)          $     (0.31)
                                                             ------------------     ------------------
           Basic and diluted - pro forma                         $      (0.36)          $     (0.33)
                                                             ------------------     ------------------


Net Loss Per Share

         Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share since potential shares of common stock from the exercise of stock options and warrants are anti-dilutive for all periods presented. Accordingly, potential common shares of 2,786,129 and 2,592,794 for the years ended December 31, 2002 and 2001, respectively, have been excluded from the diluted per share calculation.

Income Taxes

         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets, unless it is more likely than not that such assets will be realized.

Comprehensive Income

          For the years ended December 31, 2002 and 2001, EP MedSystems' comprehensive loss approximated its net loss, except for foreign currency translation adjustments. Comprehensive loss for the years ended December 31, 2002 and 2001 was $5,047,773 and $4,169,199, respectively.

Foreign Currency Translation

     In accordance with Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation," ("SFAS No. 52"), foreign denominated assets and liabilities are translated from Euros and British Pounds Sterling into U.S. dollars using the spot rate at the balance sheet date. Revenue and expenses are translated into U.S. dollars using the weighted average exchange rate for the respective year. Translation adjustments are recorded in Shareholders' Equity.

         Also in accordance with SFAS No. 52, transaction gains and/or losses are incurred as a result of the changes between functional currency and the transaction denominated currency. These gains and/or losses are marked to the current exchange rate on a quarterly basis and included in expenses in the Statement of Operations. For the year ended December 31, 2002 and 2001, the transaction losses recorded were approximately $117,000 and $104,000, respectively.

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

3.       Related Party Transactions

          On December 30, 2002, the Company issued notes, in aggregate amount of $1 million, to EGS Private Healthcare Partners L.P. and EGS Private Healthcare Counterpart L.P. (the EGS Entities). A Managing Member of the EGS Entities is also on the Board of Directors of EP MedSystems. On January 31, 2003, the notes were converted to equity in connection with a private placement. (See Note 15).

          The Company's $3.2 million note with Medtronic, Inc., a shareholder in EP MedSystems, is secured by a pledge of certain shares of stock in a privately held company owned by David Jenkins, EP MedSystems' Chairman of the Board. (See
Note 8)

          In May 2001, EP MedSystems loaned $100,000 to one of its officers to finance his exercise of fully vested options. This recourse loan bears interest at the Federal Fund rate and is collateralized by 50,000 shares of EP MedSystems' common stock. Principal and any accrued interest is due and payable on May 23, 2003.

4.       Inventories

Inventories consist of the following:

                                                                            December 31,
                                                                     2002                   2001
                                                                ---------------        ---------------
                    Raw materials                           $        1,267,194      $         802,855
                    Work in progress                                   152,634                142,999
                    Finished goods                                     752,972              1,144,122
                    Reserve for obsolescence                         (135,700)               (86,206)
                                                                ---------------        ---------------
                                                            $        2,037,100     $4       2,003,770
                                                                ===============        ===============


5.       Property and Equipment

Property and equipment consist of the following:

                                                                            December 31,
                                                                     2002                   2001
                                                                ----------------        --------------
                    Land                                    $            69,738      $         69,738
                    Buildings and improvements                        1,024,382               992,530
                    Leasehold improvements                              132,298               129,332
                    Machinery and equipment                           3,483,674             3,117,507
                    Furniture and fixtures                              351,139               281,979
                                                                ----------------        --------------
                                                             $        5,061,231      $      4,591,086
                    Less: accumulated depreciation                  (2,810,904)           (2,359,555)
                                                                ----------------        --------------
                                                            $         2,250,327      $      2,231,531
                                                                ================        ==============



6.       Intangible Assets

Intangible assets consist of the following:

                                                                            December 31,
                                                                     2002                   2001
                                                                ---------------        ---------------
                    Goodwill                                $          774,099      $         774,099
                    Patent costs                                       181,596                167,135
                                                                ---------------        ---------------
                                      Total                            955,695                941,234
                    Less: accumulated amortization                   (597,413)              (563,365)
                                                                ---------------        ---------------
                                                            $          358,282      $         377,869
                                                                ===============        ===============
                                                                ===============        ===============



                  In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 142 supercedes Accounting Principles Board Opinion No. 17, "Intangible Assets." SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001, therefore, EP MedSystems adopted SFAS No.142 on January 1, 2002. The primary changes made by SFAS No. 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. In connection with the adoption of this standard, EP MedSystems' unamortized goodwill balance is no longer amortized, but will continue to be tested for impairment. EP MedSystems plans to test impairment of goodwill, at least annually, using a two-step impairment test consisting of comparing goodwill fair value and book value of determined reporting units and, if applicable, measuring the excess of the recorded amount of goodwill with its implied fair value. During the second quarter of 2002, EP MedSystems completed the transitional goodwill impairment test and, determined that as of January 1, 2002, the fair value of goodwill exceeds its carrying value. Therefore, EP MedSystems has not recorded any goodwill transitional impairment loss and step two of the transitional test is not required. In accordance with SFAS 142, EP Med also completed a 2002 annual impairment test and will be subject to an impairment test each year thereafter and whenever there is an impairment indicator. While there was no impairment at this time, EP Med cannot guarantee there will not be impairments in future years.

         The following table presents the impact of SFAS No. 142 on net loss and loss per share had the standard been in effect for the year ended December 31, 2002 and 2001:

                                                               For the year ended
                                                                  December 31,
                                                              2002                  2001
                                                              ----                  ----
Reported net loss                                          $(5,048,386)      $(4,089,105)
Add back:  Goodwill amortization                                    -             50,398
                                                                    -             ------
Adjusted net loss                                          $(5,048,386)      $(4,038,707)

Basic and diluted loss per share:
  Reported net loss                                             $(0.34)          $(0.31)
Goodwill amortization                                              --               --
                                                                   --               --
Adjusted net loss                                               $(0.34)          $(0.31)
                                                                =======          =======

At December 31, 2002 other intangible assets consist primarily of patent costs. For the years ended December 31, 2003 and 2004, amortization expense is estimated to be $18,000 and $15,000 respectively.

7.       Commitments and Contingencies

Operating Leases

          EP MedSystems UK leases 822 square feet of office and storage space in Kent, England through January 2003. That lease is currently month to month. EP MedSystems also leases 1,350 square feet in France. The total rent expense associated with office leases was approximately $151,000 in both 2002 and 2001, respectively. In April 2001, the Company subleased its United States office space and recorded $70,000 of rental income, which offset rent expense. This lease has expired in October 2002. Additionally, EP MedSystems also leases certain office equipment for periods extending through January 2005.

          The aggregate future commitment for minimum rentals as of December 31, 2002 is as follows:

                    2003                      $            38,900
                    2004                      $            22,800
                    2005                      $            10,900

Employee Life Insurance

          EP MedSystems has key man life insurance policies for $1,000,000 covering its Chairman and $500,000 for the Vice President of Engineering, for which it is the beneficiary.

Litigation

         The Company has no outstanding litigation as of December 31, 2002.

Suppliers

         The Company outsourced the manufacture of some components to its products. Some of these arrangements are sourced from one supplier.

8.       Notes payable

         EP MedSystems entered into a financing arrangement in March 1999 with a bank consisting of a $2,000,000 revolving line of credit and a $500,000 term loan secured by a lien on EP MedSystems' facility in West Berlin, New Jersey and the machinery, equipment and inventory located there. The Company borrowed approximately $2 million under the revolving line of credit, which was subsequently repaid and terminated as discussed below. The related term loan was repaid in March of 2002.

         On November 15, 2000, EP MedSystems, Inc. completed a debt financing for $3.2 million with Medtronic Asset Management, Inc., an affiliate of Medtronic, Inc., and one of EP MedSystems' shareholders. Approximately $2.3 million was utilized to repay outstanding amounts on EP MedSystems' revolving credit facility. The note to Medtronic bears interest at the prime rate plus 2%. The principal and all accrued interest on the note was to be repaid on November 15, 2003 and the note is secured by a pledge by David Jenkins, EP MedSystems' Chairman, of shares of common stock of a privately-held corporation. On March 12, 2003, the due date of the note was extended to April 1, 2004. In connection with the extension, the Company agreed to pay up to $1 million of the note contingent upon receipt of certain equity proceeds and increase the interest rate to the prime rate plus 3%. EP MedSystems had accrued approximately $520,000 of interest expense as of December 31, 2002.

         On November 21, 2002, the Company signed a $750,000 mortgage on its facility in West Berlin, New Jersey. Interest is payable quarterly at 8% and the note is collateralized by the building. The note is convertible into common stock of the Company at escalating amounts over its three year term as follows:

     - November 21, 2002 through December 31, 2002 convertible at $2.14 per share - January 1, 2004 through December 31, 2004 convertible at $2.50 per share - January 1, 2005 through December 31, 2005 convertible at $3.00 per share

         On December 30, 2002, the Company issued convertible promissory notes, in an aggregate amount of $1,000,000, to EGS Private Healthcare Partnership L.P. and EGS Private Healthcare Counterpart L.P. (the EGS Entities). The notes mature in 6 months and bear interest at 10% payable upon maturity. The Company issued warrants to purchase 50,000 shares of the common stock of the Company at 105% of the closing price of its common stock on December 30, 2002. On January 31, 2003, the Company issued common stock in a private placement (see Note 15). The promissory notes were converted into 819,783 shares of common stock and warrants to purchase 327,913 shares of the common stock of the Company on the same terms as the private placement. The warrants to purchase 50,000 shares of common stock were cancelled. A Managing Member of the EGS Entities is also on the Board of Directors of the Company (See Note 3).

         The payout on long-term debt consists of the following:

                    2003                      $                --
                    2004                      $         3,200,000
                    2005                      $           750,000
                                                  ----------------
                                              $         3,950,000
                                                  ================


9.       Shareholders' Equity

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

          On October 23, 2001, EP MedSystems consummated the private sale and issuance of newly-designated Series A convertible preferred stock to Medtronic, Inc. ("Medtronic"), a shareholder and creditor of EP MedSystems, and Century Medical, Inc. ("CMI"), its Japanese distributor. An aggregate of 1,259,717 preferred shares were issued in the transactions. On December 31, 2001, each preferred share became convertible into equal shares of EP MedSystems common stock, at the option of the holder. The agreement includes the customary weighted average anti-dilution protection with the customary exceptions. The transaction with CMI involved the sale of the shares of preferred stock at a price of $2.048 per share as well as an amendment to EP MedSystems' Distribution Agreement with CMI. The transaction with Medtronic involved the sale of preferred stock at a price of $1.781 per share. EP MedSystems received aggregate gross proceeds of $2,400,000 from the two transactions. The preferred stock is recorded in Shareholders' Equity, net of issuance costs. In the first quarter of 2002, CMI converted all of its 585,938 shares of preferred stock into an equal number of shares of EP MedSystems' common stock. In the second quarter of 2002, Medtronic converted 300,000 of its shares of preferred stock into an equal number of EP MedSystems' common stock. The converted shares of both CMI and Medtronic were registered for resale by EP MedSystems pursuant to a registration statement on Form S-3, which was declared effective by the SEC in May 2002. Due to the anti-dilution protection, the balance of the preferred shares are convertible into EP MedSystems' common stock at $1.715 per share.

Common Stock

          EP MedSystems is authorized to issue 25,000,000 shares of common stock, no par value, $.001 stated value per share, of which a total of 15,098,736 and 14,077,714 shares were outstanding at December 31, 2002 and 2001, respectively.

         On March 28, 2001, EP MedSystems consummated the private sale and issuance to certain investors of 1,625,000 shares of common stock of EP MedSystems and warrants for 812,500 additional shares at a purchase price of $1.99 per share of common stock and $0.02 per warrant share. Included among the investors is Cardiac Capital, LLC, a limited liability company, of which the Company's Chairman of the Board and a shareholder of EP MedSystems is a 50% owner. The Company received $3,250,000 in proceeds, which was used for working capital purposes.

         On June 11, 2001, EP MedSystems entered into a common stock purchase agreement with Fusion Capital Fund II, LLC ("Fusion Capital") whereby at EP MedSystems' election, Fusion Capital was required to purchase EP MedSystems common stock at the times and prices set forth in this common stock purchase agreement (the "Fusion Agreement"). The shares of EP MedSystems common stock that were subject to the Fusion Agreement were registered on Form SB-2 and declared effective by the SEC in October 2001. In June 2002, EP MedSystems amended the Fusion Agreement, and as a result of such amendment, EP MedSystems was required to file a new registration statement on Form SB-2 with the Securities and Exchange Commission on July 30, 2002. This new registration statement was declared effective on August 13, 2002.

         In connection with the Fusion Agreement, the Company had recorded deferred offering costs of approximately $1 million, which were recorded in other assets and additional paid in capital, and were to be offset against proceeds as the common stock was sold to Fusion Capital. During the third quarter of 2002, the Company determined it was no longer probable that shares would be sold under this agreement, based on new financing opportunities initiated by the Company, and therefore, the entire amount of the deferred offering costs were written off. This non-cash charge, as well as $76,000 of additional cash expenditures, were recorded as a separate line item labeled "Offering costs" within operating expenses in the Statement of Operations. On October 29, 2002, EP MedSystems withdrew the registration statement relating to the Fusion Agreement and on November 13, 2002 the parties mutually agreed to terminate the agreement effective January 15, 2003.

         On September 5, 2002, EP MedSystems entered into a stock purchase agreement and license agreement with Boston Scientific Corporation ("BSC") in connection with a strategic joint development project by EP MedSystems and BSC in the field of cardiac electrophysiology. Should EP MedSystems abandon the project without cause, an abandonment fee of $1 million in cash or EP MedSystems stock would be due to BSC. Following the completion of the development, EP MedSystems will have marketing rights to technology and pay royalties to BSC based on the market value of the technology at the time of sale. This stock purchase agreement with BSC allows for the sale of up to $3,000,000 of common stock based on milestones in the development of certain cardiac electrophysiology technology. The common stock is sold at the lesser of the ten day average trading price per share prior to the closing of each installment purchase, and $5.00 per share. Upon signing of the agreement, EP MedSystems received $500,000 for 210,084 shares issued at the ten day average trading price of $2.38 per share. Pursuant to a registration rights agreement between EP MedSystems and BSC, BSC has been granted demand registration rights (exercisable on up to two occasions) and piggyback registration rights with respect to the common stock purchased pursuant to the stock purchase agreement. The demand registration rights may not be exercised until the first anniversary of the date of the registration rights agreement unless certain milestones have been achieved or the license agreement has been earlier terminated. The piggyback registration rights may be exercised for a period commencing six months after the date of the registration rights agreement and ending on the second anniversary of the final installment purchase under the stock purchase agreement.

10.      Stock Compensation

Employment Agreement

         In connection with the hiring of Reinhard Schmidt as EP MedSystems' new President and Chief Operating Officer during August 2001, Mr. Schmidt purchased 100,000 shares (the "Shares") of EP MedSystems common stock at $2.20 per Share. EP MedSystems provided a two-year, interest-free, non-recourse loan in the amount of $220,000 to finance the purchase price of the Shares, which loan was secured by a pledge to EP MedSystems of the Shares, and the principal balance of which was to be forgiven ratably over the term of the loan. In July 2002, EP MedSystems and Mr. Schmidt agreed to rescind the stock purchase transaction with respect to 75,000 of the Shares (the portion which had not already been paid for through forgiveness of the loan) and to cancel the unpaid portion of the loan in consideration for the grant to Mr. Schmidt of an incentive stock option to purchase 75,000 shares of common stock pursuant to the 2002 Stock Option Plan at an exercise price equal to $2.20 per share (the original purchase price established in connection with Mr. Schmidt's stock purchase rights and greater than the fair market value of the common stock on the date of grant of the stock option). This stock option vests over four years from the date of grant. EP MedSystems recognized a de minimus compensation charge, related to this stock option as the share price on August 29, 2002 (the date of the 2002 annual meeting of shareholders when the 2002 Stock Option Plan was approved) was greater than $2.20. The compensation charge is amortized over the vesting period of 4 years.

         Until the stock purchase transaction was rescinded in July 2002, EP MedSystems determined that the treatment for the valuing and recording of the restricted shares purchased would be similar to the accounting for stock options that qualify for variable plan accounting pursuant to footnote 2 of APB No. 25. Based on the purchase price of the Shares at the time of issuance, the intrinsic value of these instruments was zero and, as such, no compensation expense was recorded. The Shares were re-measured on a quarterly basis and compensation expense was determined as the difference between the fair market value and the purchase price of the stock at the end of the reporting period. The purchase price was adjusted downward in conjunction with the loan amount forgiven on a quarterly basis as defined in the promissory note. For the year ended December 31, 2002, EP MedSystems recorded approximately $55,000 in compensation expense related to the forgiven portion of the note and a recorded a fair market value adjustment of $28,000.

         Mr. Schmidt was also granted an option in September 2001 under the 1995 Director Option Plan to purchase 60,000 shares of common stock at an exercise price of $1.85 per share (the price of the stock on the date of grant); the option vested 1,000 shares per month. Because Mr. Schmidt was not entitled to participate in the 1995 Director Option Plan, this option was cancelled in July 2002 in consideration for the grant to Mr. Schmidt of an incentive stock option to purchase 60,000 shares of common stock pursuant to the 2002 Stock Option Plan at an exercise price equal to $2.10 per share (the fair market value of the common stock on the date of grant). EP MedSystems recognized a de minimus compensation charge, related to this stock option as the share price on August 29, 2002 (the date of the 2002 annual meeting of shareholders when the 2002 Stock Option Plan was approved) was greater than $2.10. The compensation charge is amortized over the vesting period of 4 years.

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

1995 Director Option Plan

          EP MedSystems' 1995 Director Option Plan (the "1995 Director Plan") was adopted by the Board of Directors and the shareholders in November 1995. A total of 360,000 shares of common stock of EP MedSystems are available for issuance under the 1995 Director Plan. The 1995 Director Plan provides for grants of director options to eligible directors of EP MedSystems and for grants of advisor options to eligible members of the Scientific Advisory Board of EP MedSystems. Each of the director options and the advisor options are exercisable at the rate of 1,000 shares per month, commencing with the first month following the date of grant. The terms of these options are five years. The 1995 Director Plan will terminate on November 30, 2005, unless terminated earlier by the Board of Directors.

2002 Option Plan

          EP MedSystems' 2002 Stock Option Plan (the "2002 Plan") was approved by the Shareholders in August 2002. A total of 600,000 shares of the common stock of the Company are reserved for issuance under this Plan. The 2002 Plan provides for grants of incentive stock options to employees of EP MedSystems. The 2002 Plan is administered by the Compensation Committee. The 2002 Plan will terminate on August 29, 2012, unless terminated earlier by the Board of Directors.

          For the year ended December 31, 2002 and 2001 no non-employee holders of non-plan stock options exercised their options.

          At December 31, 2002 and 2001, EP MedSystems had 1,970,200 and 1,162,560 shares, respectively, of common stock reserved for stock options under all plans. All stock options granted by EP MedSystems, were granted at exercise prices not less than the current fair market value of EP MedSystems' common stock on the date of grant, as determined by the Board of Directors or the fair market value on the date of grant.

          Information relating to stock options is as follows:


                                                                              Option                 Weighted

                                                      Number of                Price                  Average
                                                       Options                 Range              Exercise Price
                                                   -----------------    --------------------    --------------------
                                                   -----------------
Outstanding at January 1, 2001                            1,162,560           $1.33 - $4.25                   $2.88
     Granted                                                370,000           $1.60 - 2.52                    $1.96
     Exercised                                                (800)                   $2.00                   $2.00
 Forfeited/expired                                        (213,716)           $2.19 - $4.19                   $3.04
                                                   -----------------    --------------------    --------------------
                                                                        --------------------    --------------------
Outstanding at December 31, 2001                          1,318,044           $1.33 - $4.25                   $2.60
     Granted                                                548,750           $1.90 - $2.94                   $2.32
     Exercised                                                    -                       -                       -
     Forfeited/expired                                    (435,415)           $1.85 - $4.19                   $2.71
                                                   -----------------    --------------------    --------------------
                                                   -----------------    --------------------    --------------------
Outstanding at December 31, 2002                          1,431,379           $1.91 - $4.19                   $2.46
                                                   =================    ====================    ====================
                                                   =================    ====================    ====================
Exercisable at December 31, 2002                            752,244           $1.60 - $4.25                   $2.62



Exercisable at December 31, 2001                            745,997           $1.33 - $4.25                   $2.59
                                                   =================    ====================    ====================


          Under Statement of Financial Accounting Standards No. 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions in 2002 and 2001, respectively:


                                                                  2002             2001
                                                              -------------    -------------
                  Risk free interest rate                        3.83%             2.89%
                  Expected life                                 5 years          5 years
                   Volatility                                    81.95%           82.55%
                  Weighted average fair value of options
                  granted during the year
                                                                 $1.97            $1.63
                  Expected dividends                               --               --


11.      Industry Segment and Geographic Information

          EP MedSystems manages its business on the basis of one reportable segment--the manufacture and sale of cardiac electrophysiology products. EP MedSystems' chief operating decision makers use consolidated results to make operating and strategic decisions.

    The following table sets forth product sales by geographic segment as of
                                  December 31,

                                                       2002                  2001
                                                 ------------------     ----------------
              United States                            $ 7,843,000           $6,197,000
              Europe/Middle East                         2,543,000            2,544,000
              Asia and Pacific Rim                       2,033,000            1,192,000
                                                 ------------------     ----------------
                                                       $12,419,000           $9,933,000
                                                 ==================     ================


          Sales of EP MedSystems' cardiac electrophysiology devices and related catheters aggregated $11,384,000 and $1,035,000 in 2002 and $8,676,000 and
$1,257,000 in 2001, respectively. EP MedSystems' long-lived assets are located in the U.S. One customer accounted for 10% of the Company's sales in 2002 in connection with the sale of fluoroscopy units. Another customer accounted for 11% of the Company sales for the year ended December 31, 2002.

          Net sales for the year ended December 31, 2002 were billed in two currencies: $11,829,000 in U.S. dollars and 638,000 in Euros. Management has determined that the impact of foreign currency risk on sales is minimal since a majority of sales are billed in U.S. dollars. EP MedSystems does incur translation gains and losses, which are recorded in Shareholders' Equity. EP MedSystems' cumulative translation loss was approximately $61,000 at December 31, 2002. As of December 31, 2002, EP MedSystems had not entered into any derivative financial instruments for hedging or other purposes.

12.       Employee Benefit Plan

          During 1997, EP MedSystems established an employee 401(k)-salary deferral plan that allows contributions by all eligible full time employees. Eligible employees may contribute up to 15% of their respective compensation, subject to statutory limitations, and EP MedSystems may match a percentage of employee contributions at the discretion of the Board of Directors. During the years ended December 31, 2002 and 2001, no matching contributions were made to the plan.

13.      Income Taxes

          EP MedSystems accounts for income taxes in accordance with the provisions of Statement of Financial Account Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires EP MedSystems to recognize income tax benefits for the loss carryforwards, which have not previously been recorded. At December 31, 2002 and 2001, a valuation allowance has been recognized to offset all but a portion of deferred tax assets related to these carryforwards. The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets consist of the following:

Income Tax Benefit:

                                                                               December 31,
                                                                         2002                 2001
                                                                   -----------------     ----------------
           Current                                              $         (474,688)   $        (419,031)

           Deferred                                                          36,688             (55,657)


                                                                   -----------------    -----------------
               Total                                            $        (438,000)   $        (474,688)
                                                                   -----------------    -----------------

                                                                               December 31,
                                                                         2002                 2001
                                                                   -----------------     ----------------
           Allowance for doubtful accounts                      $            37,222   $           28,207
           Inventory reserves                                               114,675               93,121
           Intangible asset amortization                                   (88,596)             (45,397)
           Depreciation                                                      66,915              (3,437)
           Accrued liabilities                                               68,689               43,505
           Net operating loss carryforwards                              10,081,698            8,533,843
           Research and development credit                                  450,190              490,026
           Write-down of EchoCath investment                                560,000              560,000
           Write-off of note receivable                                      43,000               43,000
           Deferred warranty income                                         193,007              124,523
           Other                                                             54,634               13,893
                                                                   -----------------    -----------------
                                                                   -----------------    -----------------
                                                                         11,581,434            9,881,284
           Less: Valuation allowance                                   (11,143,434)          (9,406,596)
                                                                   -----------------    -----------------
                                                                $          438,000   $          474,688
                                                                   -----------------    -----------------

          At December 31, 2002 and 2001, EP MedSystems had approximately $27,360,000 and $22,430,000, respectively, of federal net operating loss carryforwards available to offset future income. The federal carryforwards expire between 2009 and 2022. Due to ownership changes that occurred, as defined by Section 382 of the Internal Revenue Code, EP MedSystems may be limited in the use of net operating losses generated prior to the changes in ownership in each year following the change in ownership. Additionally, EP MedSystems may have experienced subsequent changes in ownership, as defined by Section 382, resulting in additional limitations in EP MedSystems' ability to utilize certain net operating losses.

          During the years ended December 31, 2002 and 2001, the Company received approval to sell a portion of its unused cumulative New Jersey Net Operating Loss ("NOLs") carryforwards under the State of New Jersey's Technology Business Tax Certificate Transfer Program (the "Program"). The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of NOL carryforwards and defined research and development credits for cash. The Company received approval to sell NOLs of EP MedSystems and ProCath statutory entities in November 2002 and 2001, respectively. The Company entered into contracts to sell those NOL's for approximately $438,000 and $475,000 in December 2002 and 2001, respectively. Accordingly, the Company reduced its valuation allowance by approximately $438,000 and $475,000 as of December 31, 2002 and 2001, respectively.

          A reconciliation of EP MedSystems' effective tax rate is as follows:

                                                                            December 31,
                                                                     2002                  2001
                                                                 --------------        --------------

    Federal statutory rate                                          (34.0%)                (34.0%)
    Increase (reduction) in income taxes resulting from:
         Benefit from sale of state net operating loss              (5.3%)
                                                                                       (6.9%)
         Change in valuation allowance                              32.8%                    30.2%
         Other                                                     (1.5%)                     0.3%
                                                                 --------------        --------------
    Effective Tax Rate                                              (8.0%)                (10.4%)
                                                                 ==============        ==============



14.      Recently Issued Accounting Standards

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS No. 143"), "Accounting for Asset Retirement Obligations." This standard requires that obligations associated with the retirement of tangible long-lived assets be recorded as liabilities when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, this liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, which for EP MedSystems means the standard will be adopted on January 1, 2003. EP MedSystems believes the adoption of this statement will have no material effect on its results of operations, financial position or cash flows.

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

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure -- an amendment of FASB Statement No. 123." This standard provides alternate methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation and requires more prominent disclosure about the method used. This statement is effective for fiscal years ending after December 15, 2002. For EP MedSystems, this means it is effective for December 31, 2002. Currently EP MedSystems applies the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and we do not expense our stock options. The adoption of the disclosure provisions of SFAS No. 148 will not have an impact on EP MedSystems' results of operations, financial position or cash flows.

         In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that an entity issuing a guarantee (including those embedded in a purchase or sales agreement) must recognize, at the inception of the guarantee, a liability equal to the fair value of the guarantee. FIN 45 also requires detailed information about each guarantee or group of guarantees even if the likelihood of making a payment is remote. The disclosure requirements of this interpretation are effective for financial statements of periods ending after December 15, 2002, which makes them effective for EP MedSystems for December 31, 2002 The recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. FIN 45 could have an impact on the future results of the Company, depending on guarantees issued; however, at this time we do not believe that the adoption of this Statement will have a material impact on our results of operation, financial position or cash flows.

      In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities -- an Interpretation of Accounting Research Bulletin (ARB) No. 51." FIN 46 requires the primary beneficiary to consolidate a variable interest entity (VIE) if it has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. FIN 46 applies immediately to VIEs created after January 31, 2003, and to VIEs in which the entity obtains an interest after that date. For VIEs acquired before February 1, 2003, the effective date for EP MedSystems is July 1, 2003. The Company does not expect this Statement will have a material impact on our results of operations, financial position, or cash flows.

15.      Subsequent Events

         On January 31, 2003, the Company completed a $2.47 million private placement of its common stock with various accredited investors. The Company issued 2,007,475 shares of its common stock for a purchase price of $1.23 per share and warrants to purchase 802,990 shares of common stock at 110% of the closing price or $1.6943. With prior notice to the holders of the warrants, the warrants may be repurchased by the Company at $.01 at anytime after the average closing price of the Company's common stock for any twenty consecutive trading days has equaled or exceeded $2.54. The private placement included the conversion of the promissory note from EGS into common stock of the Company (See
Note 8).

         On February 4, 2003, the Company met the first milestone under the agreement relating to the BSC joint development project. In connection with that milestone the Company issued 311,915 shares of common stock in exchange for the payment of $500,000 in accordance with that agreement .(See Note 9).

         On March 12, 2003, Medtronic agreed to an extension of its note payable to April 1, 2004. In connection with the extension, the Company agreed to prepay up to $1 million of the note contingent upon receipt of certain equity proceeds and to increase the interest rate to the prime rate plus 3% (See Note 8).

                                Index to Exhibits

Exhibit     Description
Number

   3.1         Amended and Restated Certificate of Incorporation (1).

   3.2 Certificate of Amendment to the Amended and Restated Certificate of Incorporation (2).

   3.3         Bylaws, as amended (1).

   4.1 Form of Common Stock Purchase Agreement, dated April 9, 1998, between EP Med and the Purchasers named therein (3).

   4.2 Form of Registration Rights Agreement, dated April 9, 1998, between EP Med and the Purchasers named therein (3).

   4.3 Form of Common Stock and Warrant Purchase Agreement, dated as of August 31, 1999,between EP Med and the Purchasers named therein (including Exhibit A: Form of Registration Rights Agreement and Exhibit B: Form of Warrant) (4).

    4.4 Form of Replacement Warrant, dated as of February 15, 2000, between EP Med and the Purchasers (including Amendment to Registration Rights Agreement and Form of Replacement Warrant)
               (5).

   4.5 Form of Amended and Restated Common Stock and Warrant Purchase Agreement, dated as of February 16, 2001, between EP Med and the Purchasers named therein (including Exhibit A: Form of Registration Rights Agreement and Exhibit B: Form of Warrant)(6).

   4.6 Registration Rights Agreement, dated March 28, 2001, between EP Med and the Purchasers named therein (7).

   4.7 Warrant, dated March 28, 2001, issued by EP Med to Cardiac Capital, LLC (7).

   4.8         Warrant, dated March 28, 2001, issued by EP Med to Texada
               Trust (7).

   4.9 Warrant, dated as of July 20, 2001, issued by EP Med to Reinhard Schmidt (8).

   4.10 Preferred Stock Purchase Agreement, dated as of October 23, 2001, between EP MedSystems and Century Medical, Inc. (2).

   4.11 Registration Rights Agreement, dated as of October 23, 2001, between EP MedSystems and Century Medical, Inc. (2).

   4.12 First Amendment to Distribution Agreement, dated as of October 23, 2001, between EP MedSystems and Century Medical, Inc. (2).

   4.13 Preferred Stock Purchase Agreement, dated as of October 23, 2001, between EP MedSystems and Medtronic, Inc. (2).

   4.14 Registration Rights Agreement, dated as of October 23, 2001, between EP MedSystems and Medtronic, Inc. (2).

   4.15 Stock Purchase Agreement, dated as of September 5, 2002, between EP MedSystems, Inc. and Boston Scientific
               Corporation (9).

   4.16 Registration Rights Agreement, dated as of September 5, 2002, between EP MedSystems, Inc. and Boston Scientific
               Corporation (9).

   4.17** Common Stock and Warrant Purchase Agreement, dated as of January 31, 2003, by and between EP MedSystems, Inc. and each of the several purchasers named in Exhibit A thereto.

   4.18** Registration Rights Agreement, dated as of January 31, 2003, by and between EP MedSystems, Inc. and the Initial Investors referred to therein.

   4.19** Warrant, dated January 31, 2003, issued by EP MedSystems, Inc. to Michael R. Hamblett.

   4.20** Warrant, dated January 31, 2003, issued by EP MedSystems, Inc. to Heimdall Investments Ltd.

   4.21** Warrant, dated January 31, 2003, issued by EP MedSystems, Inc. to MedCap Partners L.P.

   4.22** Warrant, dated January 31, 2003, issued by EP MedSystems, Inc. to Bonanza Capital Masterfund Ltd.

   4.23** Warrant, dated January 31, 2003, issued by EP MedSystems, Inc. to EGS Private Healthcare Partnership, L.P.

   4.24** Warrant, dated January 31, 2003, issued by EP MedSystems, Inc. to EGS Private Healthcare Counterpart, L.P.

   4.25** Warrant, dated January 31, 2003, issued by EP MedSystems, Inc. to Adams, Harkness & Hill, Inc.

   4.26** Amended and Restated Secured Promissory Note issued to Medtronic International Limited on March 13, 2003, together with First Amendment to Note Purchase Agreement, dated March 13, 2003, between Medtronic International Limited and EP MedSystems, Inc.

   4.27** Mortgage Note, dated November 21, 2002, issued to William Winstrom, in the principal amount of $375,000, together with related Mortgage and Security Agreement.

   4.28* Mortgage Note, dated November 21, 2002, issued to Anthony Varrichio, in the principal amount of $375,000, together with related Mortgage and Security Agreement.

   10.1 License Agreement, dated as of November 1, 1995, between EP Med and Dr. Eckhard Alt, as amended (1).

   10.2 License Agreement, dated as of November 1, 1995, between EP Med and Sanjeev Saksena (1).

   10.3 Exclusive License Agreement, dated February 27, 1997 between EP MedSystems and EchoCath, Inc. (10).

   10.4 Settlement Agreement, dated November 6, 2001 between EP MedSystems and EchoCath, Inc. (11).

   10.5 Master Manufacturing Agreement, dated April 16, 1996, between EP Med and Hi Tronics Designs, Inc. (1).

   10.6*       Amended and Restated 1995 Long-Term Incentive Plan (12).

   10.7*       Amended and Restated 1995 Director Option Plan (12).

   10.8*       2002 Stock Option Plan (13).

   10.9 Agreement of Lease, dated August 25, 1997, between EP Med and Provident Mutual Life Insurance Company, as landlord (14).

   10.10 Note Purchase Agreement, dated as of November 15, 2000, between EP Med and Medtronic Asset Management, Inc. (15).

   10.11 Secured Promissory Note, dated November 15, 2000, issued by EP Med to Medtronic Asset Management, Inc. (15).

   10.12 Stock Pledge Agreement, dated as of November 15, 2000, between Medtronic Asset Management, Inc. and David Jenkins (15).

   10.13 Subordination Agreement, dated as of November 15, 2000, between Medtronic Asset Management, Inc. and Fleet National Bank (15).

   10.14 Agreement, dated as of March 9, 1998, between ProCath Corporation and Allan Willis (16).

   10.15 License Agreement, dated as of January 21, 1998, between EP Med and Incontrol, Inc. (8).

   10.16 Employment Agreement, dated as of July 20, 2001, between EP Med and Reinhard Schmidt (8).

   10.17 Stock Purchase Agreement dated September 5, 2002 between EP Med and Boston Scientific Corporation (without exhibits) (9).

   10.18** Bridge Loan and Security Agreement, dated December 30, 2002, between EP MedSystems, Inc. and EGS Healthcare Limited Partnership.

   21.1**      Subsidiaries of the Registrant.

   23.1**      Consent of PricewaterhouseCoopers LLP.

   24.1**      Powers of Attorney (included on signature page).

   99.1** Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   99.2** Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     ------------------------------

     *Denotes management contract or compensatory plan or arrangement. **Filed herewith.

1. Incorporated by reference from EP MedSystems, Inc.'s Registration Statement on Form SB-2 and Pre-Effective Amendments No. 1 and 2 thereto previously filed with the Commission on April 18, 1996, May 28, 1996 and June 13, 1996, respectively.

2. Incorporated by reference from EP MedSystems, Inc.'s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001, previously filed with the Commission.
3. Incorporated by reference from EP MedSystems, Inc.'s Current Report on Form 8-K dated April 15, 1998, previously filed with the Commission.

4. Incorporated by reference from EP MedSystems, Inc.'s Current Report on Form 8-K, dated September 7, 1999, previously filed with the Commission.

5. Incorporated by reference from EP MedSystems, Inc.'s Annual Report on Form 10-KSB for the year ended December 31, 1999, previously filed with the Commission.

6. Incorporated by reference from EP MedSystems, Inc.'s Current Report on Form 8-K, dated February 26, 2001, previously filed with the Commission.

7. Incorporated by reference from EP MedSystems, Inc.'s Annual Report on Form 10-KSB for the year ended December 31, 2000, previously filed with the Commission.

8. Incorporated by reference from EP MedSystems, Inc.'s Registration Statement on Form SB-2 and Pre-Effective Amendments No.1 through 4 previously filed with the Commission on June 26, 2001, August 24, 2001, September 28, 2001 and October 12, 2001, respectively.

9. Incorporated by reference form EP MedSystems, Inc.'s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002, previously filed with the Commission.
10 Incorporated by reference from EP MedSystems, Inc.'s Annual Report on Form 10-KSB for the year ended December 31, 1996, previously filed with the Commission.

11. Incorporated by reference from EP MedSystems, Inc.'s Annual Report on Form 10-KSB/A for the year ended December 31, 2001, previously filed with the Commission.
12. Incorporated by reference from EP MedSyems, Inc.'s Proxy Statement for the Annual Meeting of Shareholders held on October 30, 1997, previously filed with the Commission.

13. Incorporated by reference from EP MedSyems, Inc.'s Proxy Statement for the Annual Meeting of Shareholders held on August 29, 2002, previously filed with the Commission.

14. Incorporated by reference from EP MedSystems, Inc.'s Annual Report on Form 10-KSB/A for the year ended December 31, 1997, previously filed with the Commission.

15. Incorporated by reference form EP MedSystems, Inc.'s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000, previously filed with the Commission.
16. Incorporated by reference from EP MedSystems, Inc.'s Annual Report on Form 10-KSB/A for the year ended December 31, 2000, previously filed with the Commission.