Form 10QSB
period 2003-03-31
EP MEDSYSTEMS INC
filed 2003-05-15
CIK 1012394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
 (Mark One)
(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES        EXCHANGE ACT OF 1934
                  For the period ended: March 31, 2003

( )      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from __________ to __________

                         Commission File Number: 0-28260

                               EP MEDSYSTEMS, INC.
        (Exact name of small business issuer as specified in its charter)

         New Jersey                                            22-3212190
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

575 Route 73 N. Building D, West Berlin, New Jersey             08091
(Address of principal executive offices)                      (Zip Code)


                                                         (856) 753-8533
                                                    (Issuer's telephone number)

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. __X Yes __ No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ___ Yes ___ No

                   APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date:
Class                                 Outstanding at May 12, 2003
-----                                 ---------------------------
Common Stock, without par value            18,196,074 shares

     Transitional Small Business Disclosure Format (check one):    Yes__ No X

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                                   FORM 10-QSB

                                    CONTENTS

PART I -- FINANCIAL INFORMATION                                                                    Page
                                                                                                -----------

           Item 1.      Financial Statements

                        Consolidated Balance Sheets at March 31, 2003
                        (unaudited) and December 31, 2002                                           3

                        Consolidated Statements of Operations for three months
                        ended March 31, 2003 and 2002 (unaudited)                                   4

                        Consolidated Statements of Changes in Shareholders' Equity for the
                        Three Months Ended March 31, 2003                                           5

                        Consolidated Statements of Cash Flows for the three
                        months ended March 31, 2003 and 2002 (unaudited)                            6

                        Notes to Consolidated Financial Statements (unaudited)                      7-14

           Item 2.      Management's Discussion and Analysis or Plan of Operation
                                                                                                    14-18

           Item 3.      Controls and Procedures                                                     18

PART II -- OTHER INFORMATION

           Item 1.      Legal Proceedings                                                           18

           Item 2.      Changes in Securities                                                       18

           Item 3.      Defaults Upon Senior Securities                                             19

           Item 4.      Submission of Matters to a Vote of Security Holders                         19

           Item 5.      Other Information                                                           20

           Item 6.      Exhibits and Reports on Form 8-K                                            20

           Signatures                                                                               21

           Certifications                                                                           22-23

           Exhibit Index                                                                            24




                                                 EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEETS
                                                                                  March 31,            December 31,
                               ASSETS                                               2003                   2002
                                                                                 (unaudited)
                                                                             --------------------    ------------------
Current assets:
   Cash and cash equivalents                                              $            2,861,629  $          2,012,809
   Accounts receivable, net of allowances for doubtful
      accounts of $98,600                                                              2,126,396             3,438,980
   Inventories, net of reserves                                                        2,134,807             2,037,100
   Prepaid expenses and other current assets                                             349,627               361,782
   Deferred tax asset, net of valuation allowance                                             --               438,000
                                                                             --------------------    ------------------
                                                                             --------------------    ------------------
          Total current assets                                                         7,472,459             8,288,671

Property, plant and equipment, net                                                     2,011,715             2,250,327
Intangible assets, net                                                                   358,082               358,282
Other assets                                                                              19,850                31,198
                                                                             --------------------    ------------------
          Total assets                                                    $            9,862,106  $         10,928,478
                                                                             ====================    ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Promissory note payable                                                   $                   --  $            995,585
Current portion of notes payable                                                         500,000                    --
Accounts payable                                                                       1,431,514             2,586,050
Accrued expenses                                                                         525,657               603,370
Deferred warranty revenue and prepaid rent income                                        180,348               223,245
Customer deposits                                                                         28,111                20,311
                                                                             --------------------    ------------------
     Total current liabilities                                                         2,665,630             4,428,561

Accrued interest on long term debt - non-current                                         571,850               520,162
Deferred warranty revenue - non-current                                                  322,867               326,773
Notes payable                                                                          3,450,000             3,950,000
                                                                             --------------------    ------------------
          Total liabilities                                               $            7,010,347  $          9,225,496
                                                                             --------------------    ------------------
Commitments and contingencies                                                                 --                    --
Shareholders' equity:
  Preferred stock, no par value, 5,000,000 shares authorized, and 373,779 shares issued and outstanding at March 31,
     2003 and December 31, 2002, respectively
                                                                                         618,161               618,161
  Common stock, $.001 stated value, 25,000,000 shares authorized,
     17,418,126 and 15,098,736 shares issued and outstanding at
     March 31, 2003 and December 31, 2002, respectively
                                                                                          17,418                15,099
  Additional paid-in capital                                                          34,908,988            32,372,700
  Receivables from officer                                                             (100,000)             (100,000)
  Accumulated deficit                                                               (32,592,808)          (31,202,978)
                                                                             --------------------    ------------------
          Total shareholders' equity                                                   2,851,759             1,702,982
                                                                             --------------------    ------------------
          Total liabilities and shareholders' equity                      $            9,862,106  $         10,928,478
                                                                             ====================    ==================

                                   The accompanying notes are an integral part of these statements.


                                                 EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                                              (unaudited)

                                                                             For the Three Months Ended
                                                                         March 31,                March 31,
                                                                            2003                     2002
                                                                     -------------------      -------------------
                                                                     -------------------      -------------------

Net sales                                                         $           2,290,516    $           2,988,975
Cost of products sold                                                         1,162,101                1,225,189
                                                                     -------------------      -------------------
                                                                     -------------------      -------------------
   Gross profit                                                               1,128,415                1,763,786

Operating costs and expenses:
Sales and marketing expenses                                                  1,317,886                1,108,246
General and administrative expenses                                             543,236                  577,222
Research and development expenses                                               593,258                  725,647
                                                                     -------------------      -------------------
   Loss from operations                                                     (1,325,965)                (647,329)

Interest expense, net                                                          (63,865)                 (54,466)
Other income, net                                                                    -                       176
                                                                     -------------------      -------------------
                                                                     -------------------      -------------------
   Net loss                                                       $         (1,389,830)    $           (701,619)
                                                                     ===================      ===================
                                                                     ===================      ===================

Basic and diluted loss per share                                  $              (0.08)    $              (0.05)
                                                                     ===================      ===================
                                                                     ===================      ===================

Weighted average shares outstanding used
to compute basic and diluted loss per share                                  16,627,667               14,507,402
                                                                     ===================      ===================





                  The accompanying notes are an integral part of these statements.





                                                 EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                               FOR THE THREE MONTHS ENDED MARCH 31, 2003


                                 Preferred Stock       Common Stock
                              -------------------   --------------------
                              -------------------   --------------------
                                                                            Additional  Receivables   Accumulated
                               Shares    Amount       Shares     Amount     Paid-in        From       Deficit         Total
                                                                            Capital     Officers
                           -----------  ----------- ---------- --------- --------------------------- -------------  -------------

Balance, December 31, 2002   373,779   $ 618,161   15,098,736  $ 15,099   $ 32,272,700  $ (100,000)  $(31,202,978)     $1,702,982
                            --------  ---------   ------------ ---------- ------------ ------------- --------------  -------------

Issuance of common stock in
connection with joint
development contract, net of
offering costs                  --         --      311,915        312        492,181        --           --            492,493

Issuance of common stock in
private placement, net of
offering costs                  --         --     2,007,475      2,007      2,171,155       --           --           2,073,162

Foreign currency translation    --         --        --           --        (27,048)        --           --             (27,048)

Net loss                        --         --        --           --           --           --      (1,389,830)      (1,389,830)
                            ---------  ---------- ------------ --------- ------------  -----------  ------------    -------------
Balance, March  31, 2003    373,779    $ 618,161   17,418,126   $ 17,418  $(100,000)   $ 2,851,759   $34,908,988    $(32,592,808)
                           ========== =========== ============ ============ =========== ============ ==============  =============


                                   The accompanying notes are an integral part of these statements.



                                                 EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (unaudited)
                                                                                     For the Three Months Ended
                                                                                  March 31,               March 31,
                                                                                    2003                    2002
                                                                             --------------------    --------------------
                                                                             --------------------    --------------------
Cash flows from operating activities:
Net loss                                                                  $          (1,389,830)  $            (701,619)
Adjustments to reconcile net loss to net cash
 (used in) provided by operating activities:
  Depreciation and amortization                                                          200,252                 182,654
  Non-cash compensation expense related to employee agreement                                 --                  30,500
Changes in assets and liabilities:
  Decrease in accounts receivable                                                      1,312,584                  59,352
  Increase in inventories                                                               (41,128)               (110,849)
  Decrease in prepaid expenses and other current assets                                   12,155                   8,909
  Decrease in deferred tax asset                                                         438,000                 474,688
  Decrease in other assets                                                                11,348                  10,257
  (Decrease) increase in accounts payable                                            (1,154,536)                 113,821
  Decrease in accrued expenses, deferred
    revenue and customer deposits                                                       (65,028)                (43,060)
                                                                             --------------------    --------------------
          Net cash (used in) provided by operating activities             $            (676,183)  $               24,653
                                                                             --------------------    --------------------
                                                                             --------------------    --------------------

Cash flows from investing activities:
  Capital expenditures                                                                  (12,030)                (58,297)
  Patent costs                                                                           (5,989)                 (7,311)
                                                                             --------------------    --------------------
         Net cash used in investing activities                            $             (18,019)  $             (65,608)
                                                                             --------------------    --------------------
                                                                             --------------------    --------------------

Cash flows from financing activities:
   Net payments under term notes payable                                                      --               (436,111)
   Net  proceeds from issuance of common stock, net of offering costs
                                                                                       1,570,070                      --
                                                                             --------------------    --------------------
                                                                             --------------------    --------------------
         Net cash  provided by (used in) financing activities             $            1,570,070  $            (436,111)
                                                                             --------------------    --------------------
                                                                             --------------------    --------------------

Effect of exchange rate changes                                                         (27,048)                 (8,419)

Net increase (decrease) in cash and cash equivalents                                     848,820               (485,485)
Cash and cash equivalents, beginning of period                                         2,012,809               2,343,303
                                                                             --------------------    --------------------
Cash and cash equivalents, end of period                                  $            2,861,629  $            1,857,818
                                                                             ====================    ====================
                                                                             ====================    ====================


                                   The accompanying notes are an integral part of these statements.


                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1. Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring adjustments) considered necessary for a fair presentation have been included.

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in EPMedSystems, Inc.'s (the "Company" or "EP MedSystems") Annual Report on Form 10-KSB for the year ended December 31, 2002 filed with the Securities and Exchange Commission ("SEC" or "Commission").

Note 2. Inventories

     Inventories are valued at the lower of cost or market with cost being determined on a first-in, first-out basis. Inventories at March 31, 2003 consist of the following:

           Raw materials                    $      1,118,384
           Work in process                           362,110
           Finished goods                            790,013
           Reserve for obsolescence                (135,700)
                                                -------------
                                            $      2,134,807
                                                =============


Note 3. Notes payable

     The Company has outstanding a $3.2 million note payable to Medtronic Asset Management, Inc., an affiliate of Medtronic, Inc., one of EP MedSystems' shareholders ("Medtronic"). On March 12, 2003, Medtronic agreed to an extension of the due date of this Note from November 15, 2003 to April 1, 2004. In connection with that extension, the Company agreed to increase the interest rate by 1% to the prime rate plus 3% per annum and to prepay up to $1 million of the principal amount of the Note, contingent upon receipt of certain equity proceeds. Based on the receipt of $500,000 of equity proceeds and application of those proceeds to repay a portion of the Note, subsequent to the end of the quarter, the Company reclassified the $500,000 repaid portion of the outstanding principal amount of the Note to current. The Note is collateralized by a pledge by David Jenkins, the Chairman of the Board of the Company, of shares of common stock of a privately-held corporation owned by him. (See Note 11).

     On November 21, 2002, the Company entered into a mortgage on its facility in West Berlin, New Jersey and received $750,000 in exchange for issuing promissory notes for that aggregate amount. Interest on the Notes is payable quarterly at 8% per annum and the Notes are collateralized by the building. The Notes are convertible into common stock of the Company, at the option of the holder of the notes over their three-year term, as follows:

 -   November 21, 2002 through December 31, 2003 convertible at $2.14 per share
 -   January 1, 2004 through December 31, 2004 convertible at $2.50 per share
 -   January 1, 2005 through December 31, 2005 convertible at $3.00 per share

     On December 30, 2002, the Company issued convertible promissory notes, in an aggregate amount of $1,000,000, to EGS Private Healthcare Partnership L.P. and EGS Private Healthcare Counterpart L.P. (the "EGS Entities"). The maturity date of those promissory notes was June 30, 2003, and interest accrued at 10% per annum, payable upon maturity. In connection with that financing, the Company issued warrants to the EGS Entities to purchase an aggregate of 50,000 shares of the common stock of the Company at 105% of the closing trading price of its common stock on December 30, 2002. On January 31, 2003, the Company issued common stock in a private placement. In that private placement, the entire principal amount of the promissory notes issued to the EGS Entities and all accrued and unpaid interest thereon were converted into 819,783 shares of common stock and warrants to purchase 327,913 shares of the common stock of the Company on the same terms as the private placement. In connection with the conversion, the warrants to purchase 50,000 shares of common stock issued to the EGS Entities on December 30, 2002 were cancelled in accordance with their terms. A managing member of the general partner of the EGS Entities is also a member of the general partner of the Board of Directors of the Company.

     EP MedSystems entered into a financing arrangement with a bank in March 1999, consisting of a $2,000,000 revolving line of credit and a $500,000 term loan, collateralized by EP MedSystems' facility in West Berlin, New Jersey and the machinery, equipment and inventory located there. EP MedSystems borrowed approximately $2,000,000 under the revolving line of credit, which was subsequently repaid with the proceeds of the Medtronic note payable discussed above. The related term loan was repaid in March 2002.

Note 4. Shareholder's Equity

Preferred Stock

     On October 23, 2001, EP MedSystems consummated the private sale and issuance of newly-designated Series A convertible preferred stock to Medtronic, a shareholder and creditor of EP MedSystems, and Century Medical, Inc. ("CMI"), its Japanese distributor. An aggregate of 1,259,717 preferred shares were issued in those transactions. On December 31, 2001, each preferred share became convertible into one share of EP MedSystems common stock, at the option of the holder. The transaction with CMI involved the sale of the shares of preferred stock at a price of $2.048 per share, as well as an amendment to EP MedSystems' Distribution Agreement with CMI. The transaction with Medtronic involved the sale of preferred stock at a price of $1.781 per share. EP MedSystems received aggregate gross proceeds of $2,400,000 from those two transactions. The preferred stock is recorded in shareholders' equity, net of issuance costs. In the first quarter of 2002, CMI converted all of its 585,938 shares of preferred stock into an equal number of shares of EP MedSystems' common stock. In the second quarter of 2002, Medtronic converted 300,000 of its shares of preferred stock into an equal number of EP MedSystems' common stock. The remaining 373,779 preferred shares held by Medtronic are currently convertible into 387,946 shares of common stock of the Company.

Common Stock

     On September 5, 2002, EP MedSystems entered into a stock purchase agreement and license agreement with Boston Scientific Corporation ("BSC:) in connection with a strategic joint development project. The agreement provides that if EP MedSystems abandons the project without cause, an abandonment fee of $1 million in cash or EP MedSystems stock would be payable to BSC. Following the completion of the development, EP MedSystems will have marketing rights to the technology and pay royalties to BSC based on the market value of the technology at the time of sale. The stock purchase agreement with BSC allows for the sale of up to $3,000,000 of common stock based on the achievement by the Company of milestones in the development of certain cardiac electrophysiology technology. The common stock is sold at the lesser of the ten day trailing average trading price per share prior to the closing of each installment purchase, and $5.00 per share. Upon signing of the agreement, EP MedSystems received $500,000 for 210,084 shares issued to BSC. On February 4, 2003, the Company issued to BSC 311,915 shares of common stock in exchange for $500,000. These shares were registered for resale on Form S-3 on April 2, 2003. Subsequent to the end of the quarter, the Company issued to BSC 357,398 shares of common stock in exchange for another payment of $500,000. (See Note 11).

     On January 31, 2003, the Company completed a $2,470,000 private placement of its common stock to various accredited investors. The Company issued 2,007,475 shares of its common stock for a purchase price of $1.23 per share and warrants to purchase 802,990 shares of common stock at an exercise price per share of 110% of the closing trading price on the date of closing of that transaction, or $1.6943. In the private placement, the Company received approximately $1,570,000 in cash, net of offering costs. The balance of the private placement included the conversion of the entire principal amount of and, accrued interest on, the promissory notes issued to EGS Entities on December 30, 2002 into the common stock and warrants issued by the Company in that private placement on the same terms and conditions as those of the other investors. In connection with that conversion, the 50,000 warrants issued to the EGS Entities on December 30, 2002 were cancelled pursuant to their terms. With prior notice to the holders of the warrants to purchase 802,990 shares, those warrants may be repurchased by the Company at $.01 per warrant at any time after the average closing price of the Company's common stock, for any twenty consecutive trading days, has equaled or exceeded $2.54.

Note 5. Sale of State Net Operating Losses

     During the three months ended March 31, 2003 and 2002, EP MedSystems received approximately $438,000 and $475,000, respectively, from the sale of a portion of its cumulative unused New Jersey State Net Operating Loss ("State NOL") carryforwards for its statutory subsidiaries. The sales of the cumulative net operating losses are a result of a New Jersey State law enacted January 1, 1999 allowing emerging technology and biotechnology companies to transfer or "sell" their unused State NOL carryforwards and New Jersey research and development tax credits to any profitable New Jersey company qualified to purchase them for cash. As of December 31, 2002 and 2001, EP MedSystems had recorded approximately $438,000 and $475,000, respectively, in deferred tax assets related to these sales. These deferred tax assets were realized upon receipt of cash from the sales of these benefits to third parties in the three months ended March 31, 2003 and 2002.

Note 6. Industry Segment and Geographic Information

     EP MedSystems manages its business based on one reportable segment, the manufacture and sale of cardiac electrophysiology products. EP MedSystems' chief operating decision-makers use consolidated results to make operating and strategic decisions.

     The following table sets forth product sales by geographic segment for the three months ended March 31, 2003 and 2002.

                                             For The Three Months
                                                Ended March 31,
                                              2003                  2002
United States                               $1,219,000            $1,873,000
Europe/Middle East                             428,000               571,000
Asia and Pacific Rim                           644,000               545,000
                                            $2,291,000            $2,989,000

     Sales of EP MedSystems' cardiac electrophysiology equipment and related catheters aggregated approximately $2,008,000 and $282,000 respectively, for the three months ended March 31, 2003, and $2,705,000 and $284,000, respectively, for the comparable period in 2002. EP MedSystems' long-lived assets are primarily located in the U.S.

     Net sales for the three months ended March 31, 2003 were billed in two currencies: $2,197,000 in U.S. dollars and the equivalent of $94,000 in Euros. Management has determined the impact of foreign currency risk on sales to be minimal since a majority of sales are billed in U.S. dollars. EP MedSystems does incur translation gains/losses, which are recorded in shareholders' equity. Cumulative translation losses amounted to approximately $27,000 as of March 31, 2003. In addition, EP MedSystems had not entered into any derivative financial instruments for hedging or other purposes.

Note 7. Net Loss Per Share

     Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding. Due to the losses incurred for the quarter, diluted net loss per share does not differ from basic net loss per share, since potential shares of common stock issuable upon the exercise of stock options, warrants, convertible preferred shares, and convertible debt are anti-dilutive for all periods presented. Accordingly, potential common shares of 4,536,947 and 3,309,073 for the three months ended March 31, 2003 and 2002, respectively, have been excluded from the diluted per share calculation.

Note 8. Comprehensive income

     For the three months ended March 31, 2003 and 2002, EP MedSystems' comprehensive loss approximated net loss, except for foreign currency translation adjustments. The comprehensive losses for the three months ended March 31, 2003 and 2002, were approximately $1,416,700 and $710,000, respectively.

Note 9. Stock Based Compensation

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

     EP MedSystems records the fair value of stock issuances to non-employees based on the market price on the date issued. The amount is expensed, capitalized or recorded as a reduction of paid-in capital, depending on the purpose for which the stock is issued. It is EP MedSystems' policy to account for stock options granted to non-employees in accordance with Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," and the fair value is measured using the Black-Scholes option pricing model under SFAS No. 123. EP MedSystems has not issued stock options to non-employees for any of the periods presented.

     Had  compensation   costs  for  EP  MedSystems'  stock  option  plans  been
determined consistent with SFAS No. 123 "Accounting for Stock-Based Compensation", EP MedSystems' pro forma net loss and loss per share for March 31, 2003 and 2002 would have been as follows:





                                                                   2003                       2002

       Net loss, as reported                                      $(1,389,830)             $(701,619)

       Add:  Stock-based employee compensation expense
       included in reported net income, net of related tax
       effects                                                               -                      -

       Deduct:  Total stock-based employee compensation
       expense determined under fair value based method
       for all awards granted since January, 1995, net of
       related tax effects                                           (108,305)               (67,085)
                                                             ------------------     ------------------

       Pro forma net loss                                        $(1,498,135)             $(768,704)
                                                             ==================     ==================

       Earnings per share:
           Basic and diluted - as reported                             $(0.08)                $(0.05)
                                                             ------------------     ------------------
           Basic and diluted - pro forma                               $(0.09)                $(0.05)
                                                             ------------------     ------------------

Note 10. Recently Issued Accounting Standards

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS No. 143"), "Accounting for Asset Retirement Obligations." This standard requires that obligations associated with the retirement of tangible long-lived assets be recorded as liabilities when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, this liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. EP MedSystems adopted this statement on January 1, 2003. The adoption had no impact on its results of operations, financial position or cash flows.

     On April 30, 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS No. 145"), "Rescission of FASB Statements No. 4, 44, 64, Amendment of FASB No. 13 and Technical Corrections". This statement eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and classified as an extraordinary item, net of the related income tax. In addition, SFAS No.145 requires that capital leases that are modified so that the resulting lease agreement is classified as an operating lease be accounted for in the same manner as sale-lease back transactions. SFAS No.145 is generally effective for transactions occurring after May 15, 2002. EP MedSystems adopted this standard. The adoption had no impact on its results of its operations, financial position or cash flows.

     On July 30, 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS No. 146"), "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. EP MedSystems adopted this standard on January 1, 2003. The adoption had no impact on its results of its operations, financial position or cash flows.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure -- an amendment of FASB Statement No. 123." This standard provides alternate methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation and requires more prominent disclosure about the method used. This statement is effective for fiscal years ending after December 15, 2002. For EP MedSystems, this means it is effective for December 31, 2002. Currently EP MedSystems applies the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and we do not expense our stock options. The adoption of the disclosure provisions of SFAS No. 148 had no impact on EP MedSystems' results of operations, financial position or cash flows.

     In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that an entity issuing a guarantee (including those embedded in a purchase or sales agreement) must recognize, at the inception of the guarantee, a liability equal to the fair value of the guarantee. FIN 45 also requires detailed information about each guarantee or group of guarantees even if the likelihood of making a payment is remote. The disclosure requirements of this interpretation are effective for financial statements of periods ending after December 15, 2002, which makes them effective for EP MedSystems for December 31, 2002. The recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. EP MedSystems adopted this standard on January 1, 2003. FIN 45 could have an impact on the future results of the Company, depending on guarantees issued; however, at this time the adoption of this Statement did not have an impact on our results of operations, financial position or cash flows.

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

Note 11. Subsequent Events

     On April 2, 2003, the holders of the mortgage notes which are collateralized by the $750,000 mortgage on EP MedSystems' facility in West Berlin, converted an aggregate of $375,000 of the mortgage notes into 300,000 shares of common stock of EP MedSystems, Inc. In connection with the conversion, the Company reduced the conversion price from $2.14 per share to $1.25 per share. In accordance with SFAS No. 84, "Induced Conversions of Convertible Debt", the Company incurred a non-cash charge of approximately $222,000, which will be recorded in the statement of operations for the quarter ended June 30, 2003.

     On April 4, 2003, the principal amount of, and all accrued and unpaid interest on, the note receivable from a Company officer were repaid by that officer through return to treasury of the 50,000 shares of common stock to the Company which secured that loan. The market price of the Company's common stock on the date of such return was $2.08.

     On April 11, 2003, the Company completed a $210,000 private placement of its common stock with various accredited investors. The Company issued 120,000 shares of its common stock for a purchase price of $1.75 per share.

     Subsequent to the end of the quarter, the Company issued 357,398 shares of common stock in exchange for the payment of $500,000, in accordance with the previously disclosed joint development project. (See Note 4).

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

     EP Med's leading diagnostic product is the EP-WorkMate(R), a computerized electrophysiology workstation that monitors, displays and stores cardiac electrical activity and arrhythmia data. The EP-WorkMate(R) offers, among other features, display and storage of up to 192 intracardiac signals, real-time analysis and integration with our own proprietary systems, such as the EP-3(TM) Stimulator, as well as with other technologies and systems. The EP-3(TM)
Stimulator  is  a  computerized  signal  generator  and  processor  which,  when integrated with the EP-WorkMate(R), is used to stimulate the heart with electrical impulses in order to produce, and thereby locate, an arrhythmia. For the three months ended March 31, 2003, the EP-WorkMate(R) and EP-3(TM) Stimulator accounted for approximately 87% of total sales. EP Med also markets a line of diagnostic electrophysiology catheters for stimulation and sensing of electrical signals during electrophysiology studies, which represented approximately 4% of EP Med's total sales revenues for the three months ended March 31, 2003.

     We have identified the diagnosis and treatment of atrial fibrillation, a particular type of arrhythmia, as a primary focus for our ongoing development efforts. Atrial fibrillation is a condition where erratic electrical signals are present within the atria, the upper chambers of the heart, causing fibrillation of the atria, which prevents the atria from providing appropriate blood flow output. In an effort to address this medical condition, we have developed a product for internal cardioversion of atrial fibrillation known as the ALERT(R) System, which uses a patented electrode catheter to deliver measured, low-energy bi-phasic electrical impulses directly to the inside of the heart to convert atrial fibrillation to a normal heart rhythm. We have obtained Class III Design Examination Certification from a European Notified Body allowing us to label the ALERT(R) System with a CE Mark, an international symbol of adherence to quality assurance standards, design reviews and hazard analysis, which permits us to sell the ALERT(R) System in the European Community. In November 2002, we received pre-market approval from the FDA to sell the ALERT(R) System in the United States. Sales of the ALERT(R) System and related catheters accounted for approximately 9% of EP Med's total sales revenues for the three months ending March 31, 2003.

     We have also developed the ViewMate(R) intracardiac ultrasound catheter system consisting of ViewMate(R) ultrasound imaging console and Viewflex(TM) intracardiac imaging catheters. These products offer high-resolution, real-time ultrasound capability designed to improve a physician's or clinician's ability to visualize the inside of the chambers of the heart. We believe that the ViewMate(R) ultrasound system may play an important diagnostic role allowing more effective treatment of complex cardiac arrhythmias such as ventricular tachyarrhythmia and atrial fibrillation. We filed for CE Mark authorization in January 2003 and filed for 510(K) approval to sell the system in the United States on April 2, 2003. On May 1, 2003, the Company received approval from the European Notified Body allowing the sale of the system in the European Community. We do not anticipate receiving approval to sell the ViewMate(R) ultrasound system in the United States until the third quarter of 2003, if approved at all.

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

Three Months Ended March 31, 2003.

     Net sales were $2,291,000 for the three months ended March 31, 2003, as compared to $2,989,000 for the comparable period in 2002. This $698,000 (or 23%) decrease is the result of significantly lower sales of WorkMate units in the United States due to a number of anticipated sales not closing before the end of the quarter.

     Net sales for the three months ended March 31, 2003 were billed in two currencies: $2,197,000 in U.S. dollars and the equivalent of $94,000 in Euros. Management has determined the impact of foreign currency risk on sales to be minimal since a majority of sales are billed in U.S. dollars. EP Med does incur translation gains/losses, which are recorded in shareholder's equity. EP Med's translation loss for the three months ended March 31, 2003 was approximately $27,000.

     Gross profit on sales for the three months ended March 31, 2003 was $1,128,000, as compared to $1,764,000 for the same period in 2002. The gross profit decreased as a percentage of sales from 59% to 49%, due to a geographical mix. A lower number of WorkMates(R) were sold in the United States where there are higher overall margins.

     Sales and marketing expenses increased $210,000 (or 18%) to $1,318,000 for the three months ended March 31, 2003, as compared to the same period in 2002. Costs increased as a percentage of total sales to 58% for the first quarter of 2003, as compared to 37% for the same period in 2002. This was primarily due to an increase in headcount in the EP MedSystems' Marketing and Service departments and lower overall costs.

     General and administrative expenses decreased $34,000 (or 6%) to $543,000 for the three months ended March 31, 2003, as compared to the same period in 2002. This was primarily due a decrease in legal fees and the closing of the Company's previous executive office building in North Jersey in the third quarter of 2002. These cost savings are net of increases in accounting fees and the cost of business insurances.

     Research and development expenses decreased $132,000 (or 18%) to $593,000 for the three months ended March 31, 2003, as compared to the same period in 2002. This was primarily due to a reduction in professional fees related to the completion of the development projects around the ALERT(R) System and ViewMate(R) intracardiac ultrasound catheter system.

     Interest expense increased $9,000 for the three months ended March 31, 2003, as compared to the same period in 2002. This was the result of the interest expense related to the promissory notes issued in connection with the mortgage on our West Berlin facility, which was entered into in the fourth quarter of 2002, net of a reduction in the prime interest rate and the pay down of long-term debt in the first quarter of 2002.


Liquidity and Capital Resources.

     Since  EP  Med's   incorporation   in  January  1993,  EP  Med's  financial
performance has resulted in an accumulated deficit of approximately $31,203,000 at December 31, 2002 and approximately $32,593,000 at March 31, 2003.

     We have a history of operating losses and the Company expects to continue to incur operating losses in the near future as substantial funds are expended for research and development, increased manufacturing activity and expansion of sales and marketing activities. The amount and timing of future losses will depend upon, among other things, volume of sales of existing products, the timing of regulatory approval and market acceptance of the ALERT System and ultrasound products and developmental, regulatory and market success of new products under development as well as EP MedSystems' ability to establish, preserve and enforce intellectual property rights related to our products. There can be no assurance that any of the Company's development projects will be successful or that if development is successful, that the products will generate any sales. Based upon the Company's current plans and projections, it is the belief of management that the Company's existing capital resources will be sufficient to meet anticipated capital needs for approximately the next twelve months. The Company has, outstanding to Medtronic, a $3.2 million note which is payable, plus interest, in April 2004. Estimated operating cash flows through the maturity date of the note are not sufficient to meet this obligation. The Company intends to seek refinancing of that note prior to its maturity date. However, there is no assurance that the Company will be able to identify or close a financing transaction to generate proceeds to repay the note, or that any such transactions will provide sufficient funds to repay the note.

     In October 2001, EP Med consummated the private sale and issuance of newly-designated Series A convertible preferred stock to Medtronic, a shareholder and creditor of EP Med, and to Century Medical, Inc. ("CMI"), its Japanese distributor. An aggregate of 1,259,717 shares were issued in the transactions. The preferred shares were issued to CMI at a price of $2.048 per share, and in connection with that transaction, an amendment to EP Med's Distribution Agreement was entered into with CMI, which included an extension of the original Distribution Agreement. The transaction with Medtronic involved the sale of the shares of preferred stock at a price of $1.781 per share. EP Med received aggregate gross proceeds of $2.4 million from those two transactions.

     CMI converted all of its shares of Series A Preferred Stock into common stock of EP Med in the first quarter of 2002. Medtronic converted 300,000 of its shares of Series A Preferred Stock into common stock of EP Med in April 2002. The converted stock of both CMI and Medtronic were registered for resale by EP Med pursuant to a registration statement on Form S-3, which was declared effective by the SEC in May 2002.

     In January 2003, EP Med received approximately $438,000 in cash related to the sale of a portion of its unused cumulative New Jersey Net Operating Loss carry forwards.

     On September 5, 2002, EP MedSystems entered into a stock purchase agreement and license agreement with Boston Scientific Corporation ("BSC") in connection with a strategic joint development project by EP MedSystems and BSC in the field of cardiac electrophysiology. It is expected that this development plan will be completed during 2003. Should EP MedSystems abandon the project without cause, an abandonment fee of $1 million in cash or EP MedSystems stock would be payable to BSC. Following the successful completion of the development plan, EP MedSystems will have marketing rights to the technology and will pay royalties to BSC based on the market value of the technology at the time of sale. This stock purchase agreement with BSC allows for the sale of up to $3,000,000 of common stock based on milestones in the development of certain cardiac electrophysiology technology. The common stock is sold at the lesser of the ten -day trailing average trading price per share prior to the closing of each installment purchase, and $5.00 per share. Upon execution of the agreement, EP MedSystems received $500,000 for 210,084 shares issued at the ten -day trailing average trading price of $2.38 per share. On February 4, 2003, the Company issued 311,915 shares of common stock in exchange for $500,000 at the ten-day trailing average trading price of $1.60 per share. These shares were registered for resale on Form S-3 on April 2, 2003. Subsequent to the end of the quarter, the Company issued 357,398 shares of common stock in exchange for another payment of $500,000 at the ten-day trailing average trading price of $1.399 per share.

     Net cash used in operating activities in the three months ended March 31, 2003 was approximately $676,000 as compared with a net cash provided of $25,000 in the same period in 2002. The increase in our net use of cash in operations during 2003 was primarily due to the net loss of $1,390,000, a $1,154,000 decrease in accounts payable, a $1,313,000 decrease in accounts receivable and the collection of $438,000 from the sale of state net operating losses. Payments to related parties are made on terms similar to those of other suppliers. Capital expenditures, net of disposals, were $12,000 for the three months ended March 31, 2003, as compared to $58,000 in the same period in 2002. We expect to purchase capital equipment and to expand our manufacturing and assembly capabilities as we continue to grow, however, we currently do not have any commitments for purchases. We lease office and manufacturing space and certain office equipment under operating leases.

     Assets decreased $1,066,000 from $10,928,000 at December 31, 2002 to $9,862,000 at March 31, 2003. The change in assets was due to a number of factors Accounts receivable decreased approximately $1,313,000, as a result of an increased effort in collections and lower sales in the quarter ended March 31, 2003, as compared to the same period in 2002. Cash increased $849,000 from December 31, 2002 in connection with the private placement in January 2003.

     Liabilities decreased $2,215,000 to $7,010,000, and of that balance, accounts payable decreased $1,154,000 to $1,431,000 at March 31, 2003 as the result of the use of cash from the January 2003 private placement to pay accounts payable. In connection with that private placement, the $996,000 principal amount promissory notes payable to the EGS Entities, plus interest, was converted into equity. In addition, $500,000 of long-term notes payable to Medtronic was reclassified to current as a result of using the $500,000 received from our receipt of equity proceeds from an existing joint development agreement subsequent to the end of the quarter, to repay a portion of that note pursuant to an agreement with Medtronic.

     EP Med evaluates the collectability of its receivables quarterly. The allowance for bad debts is based upon specific identification of customer accounts for which collection is doubtful and EP Med's estimate of the likelihood of potential loss. To date, EP Med has experienced only modest credit losses with respect to its accounts receivable. To date, EP Med has experienced insignificant inventory write-downs, and the reserve is consistent with management's expectations.

ITEM 3. Controls and Procedures

     Within 90 days prior to the date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision, and with the participation, of our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to timely alert them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

     In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Not Applicable.

ITEM 2. CHANGES IN SECURITIES

         (a) Not applicable.

         (b) Not applicable.

     (c) On January 31, 2003, the Company completed a $2.47 million private placement of its common stock to various "accredited investors", including EGS Private Healthcare Partnership L.P. and EGS Private Healthcare Counterpart L.P., each of which EGS Entities is an affiliate of one member of EP MedSystems' Board of Directors, pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933. The Company issued 2,007,475 shares of its common stock at a purchase price of $1.23 per share, together with warrants to purchase 802,990 shares of common stock, with an exercise price of 110% of the trading price of EP MedSystems' common stock on the date of closing of that transaction, or $1.6943. With prior notice to the holders of the warrants, the warrants may be repurchased by the Company for $.01 per warrant at any time after the average closing price of the Company's common stock, for any twenty consecutive trading days, has equaled or exceeded $2.54.

     On February 4, 2003, the Company issued 311,915 shares of common stock in exchange for the payment of $500,000 in accordance with a previously disclosed joint development project in a private transaction to an accredited investor pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933.

     On April 2, 2003, the holders of an aggregate of $750,000 of promissory notes secured by a mortgage on EP MedSystems' facility in West Berlin, converted $375,000 of the mortgage notes into 300,000 shares of common stock. Such conversion was a privately negotiated transaction conducted pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933. To induce the holders to convert, EP MedSystems reduced the previously agreed to conversion price from $2.14 per share to $1.25 per share.

     On April 11, 2003, the Company completed a $210,000 private placement of its common stock with various accredited investors pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933. In that transaction, the Company issued 120,000 shares of its common stock for a purchase price of $1.75 per share.

     Subsequent to the end of the first quarter, the Company issued 357,398 shares of common stock in exchange for the payment of $500,000 in accordance with a previously disclosed joint development project in a private transaction pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933.

         (d) Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On April 28, 2003, the Company issued a press release stating that it had received notice from Nasdaq confirming Nasdaq's previously conditional transfer of, and resulting continued listing of, the Company's common stock on The Nasdaq SmallCap Market and that the hearing file had been closed. Nasdaq's confirmation was based on the Company's demonstration, through a filing by the Company on Form 8-K on April 14, 2003, referenced in Item 6 below, of compliance with a $4 million stockholders' equity condition required by an April 1, 2003 determination by Nasdaq. The rules of the Nasdaq SmallCap Market require the Company to maintain shareholders' equity of at least $2.5 million.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

     The exhibits are listed in the Exhibit Index appearing at page 24 hereof.

(b)      Reports on Form 8-K.

     January 9, 2003, under Item 5, the Company reported notice from NASDAQ of non-compliance with the $10 million stockholders' equity requirement for continued listing on The Nasdaq National Market, and the Company's intention to request a hearing with Nasdaq to review its determination.

     January 31, 2003, under Item 9, Regulation FD Disclosure, attaching press release disclosing sale of 2,007,475 shares of common stock in an exempt Rule 506 private placement, with proceeds of $2.47 million.

     April 14, 2003, under Item 9, Regulation FD Disclosure, filing required by Nasdaq to demonstrate compliance with Nasdaq's stated $4 million stockholders' equity condition for continued listing of the Company's Common Stock on The Nasdaq SmallCap Market. The 8-K furnished historical and pro forma balance sheet information of the Company, as at February 28, 2003, demonstrating compliance with the condition.

                                                              SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                    EP MEDSYSTEMS, INC.
                                    (Registrant)

Date:  May 15, 2003        By:      /s/  Reinhard Schmidt
                                    Reinhard Schmidt
                                    President and Chief Executive Officer and
                                    Director
                                    (Principal Executive Officer)


Date:  May 15, 2003        By:      /s/ Matthew C. Hill
                                    Matthew C. Hill
                                    Chief Financial Officer
                                    (Principal Financial Officer)

                                                                   Exhibit 99.1

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date: May 15, 2003                     /s/ Reinhard Schmidt
                                       Reinhard Schmidt
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)

                                                                 Exhibit 99.2

                                  CERTIFICATION

     I, Matthew Hill, Chief Financial Officer of EP MedSystems, Inc., certify that:

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date: May 15, 2003                           /s/ Matthew C. Hill
                                             Matthew C. Hill
                                             Chief Financial Officer
                                             (Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit Number    Description

         3.1               Amended and Restated Certificate of Incorporation(1).

         3.2 Certificate of Amendment to the Amended and Restated Certificate of Incorporation (2).

         3.3               Bylaws, as amended (1).

         4.1 Form of Common Stock Purchase Agreement, dated April 9, 1998, between EP Med and the Purchasers named therein (3).

         4.2 Form of Registration Rights Agreement, dated April 9, 1998, between EP Med and the Purchasers named therein
                           (3).

         4.3 Form of Common Stock and Warrant Purchase Agreement, dated as of August 31, 1999, between EP Med and the Purchasers named therein (including Exhibit A: Form of Registration Rights Agreement and Exhibit B: Form of Warrant) (4).

         4.4 Form of Replacement Warrant, dated as of February 15, 2000, between EP Med and the Purchasers (including Amendment to Registration Rights Agreement and Form of Replacement Warrant) (5).

         4.5 Form of Amended and Restated Common Stock and Warrant Purchase Agreement, dated as of February 16, 2001, between EP Med and the Purchasers named therein (including Exhibit A: Form of Registration Rights Agreement and Exhibit B: Form of Warrant) (6).

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

         4.9 Warrant, dated as of July 20, 2001, issued by EP Med to Reinhard Schmidt (8).

         4.10 Preferred Stock Purchase Agreement, dated as of October 23, 2001, between EP MedSystems and Century Medical, Inc. (2).

         4.11 Registration Rights Agreement, dated as of October 23, 2001, between EP MedSystems and Century Medical, Inc. (2).

         4.12 First Amendment to Distribution Agreement, dated as of October 23, 2001, between EP MedSystems and Century Medical, Inc. (2).

         4.13 Preferred Stock Purchase Agreement, dated as of October 23, 2001, between EP MedSystems and Medtronic, Inc.(2).

         4.14 Registration Rights Agreement, dated as of October 23, 2001, between EP MedSystems and Medtronic, Inc.
                           (2).

         4.15 Stock Purchase Agreement, dated as of September 5, 2002, between EP MedSystems, Inc. and Boston Scientific Corporation (9).

         4.16 Registration Rights Agreement, dated as of September 5, 2002, between EP MedSystems, Inc. and Boston Scientific Corporation (9).

         4.17 Common Stock and Warrant Purchase Agreement, dated as of January 31, 2003, by and between EP MedSystems, Inc. and each of the several purchasers named in Exhibit A thereto.(17)

         4.18 Registration Rights Agreement, dated as of January 31, 2003, by and between EP MedSystems, Inc. and the Initial Investors referred to therein.(17)

         4.19 Warrant, dated January 31, 2003, issued by EP MedSystems, Inc. to Michael R. Hamblett.(17)

         4.20 Warrant, dated January 31, 2003, issued by EP MedSystems, Inc. to Heimdall Investments Ltd.(17)

         4.21 Warrant, dated January 31, 2003, issued by EP MedSystems, Inc. to MedCap Partners L.P.(17)

         4.22 Warrant, dated January 31, 2003, issued by EP MedSystems, Inc. to Bonanza Capital Masterfund Ltd.
                           (17)

         4.23 Warrant, dated January 31, 2003, issued by EP MedSystems, Inc. to EGS Private Healthcare Partnership, L.P.(17)

         4.24 Warrant, dated January 31, 2003, issued by EP MedSystems, Inc. to EGS Private Healthcare Counterpart, L.P.(17)

         4.25 Warrant, dated January 31, 2003, issued by EP MedSystems, Inc. to Adams, Harkness & Hill, Inc.(17)

         4.26 Amended and Restated Secured Promissory Note issued to Medtronic International Limited on March 13, 2003, together with First Amendment to Note Purchase Agreement, dated March 13, 2003, between Medtronic International Limited and EP MedSystems, Inc.(17)

         4.27 Mortgage Note, dated November 21, 2002, issued to William Winstrom, in the principal amount of $375,000, together with related Mortgage and Security Agreement.(17)

         4.28 Mortgage Note, dated November 21, 2002, issued to Anthony Varrichio, in the principal amount of $375,000, together with related Mortgage and Security
                           Agreement.(17)

         10.1 License Agreement, dated as of November 1, 1995, between EP Med and Dr. Eckhard Alt, as amended (1).

         10.2 License Agreement, dated as of November 1, 1995, between EP Med and Sanjeev Saksena (1).

         10.3 Exclusive License Agreement, dated February 27, 1997 between EP MedSystems and EchoCath, Inc. (10).

         10.4 Settlement Agreement, dated November 6, 2001 between EP MedSystems and EchoCath, Inc. (11).

         10.5              Master Manufacturing Agreement, dated April 16,
                           1996, between EP Med and Hi Tronics Designs, Inc.(1).

         10.6*             Amended and Restated 1995 Long-Term Incentive
                           Plan (12).

         10.7*             Amended and Restated 1995 Director Option Plan (12).

         10.8*             2002 Stock Option Plan (13).

         10.9 Agreement of Lease, dated August 25, 1997, between EP Med and Provident Mutual Life Insurance Company, as landlord (14).

          10.10 Note Purchase Agreement, dated as of November 15, 2000, between EP Med and Medtronic Asset Management, Inc.(15).

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

          10.14 Agreement, dated as of March 9, 1998, between ProCath Corporation and Allan Willis (16).

          10.15 License Agreement, dated as of January 21, 1998, between EP Med and Incontrol, Inc. (8).

         10.16 Employment Agreement, dated as of July 20, 2001, between EP Med and Reinhard Schmidt (8).

         10.17 Stock Purchase Agreement dated September 5, 2002 between EP Med and Boston Scientific Corporation (without exhibits) (9).

         10.18 Bridge Loan and Security Agreement, dated December 30, 2002, between EP MedSystems, Inc. and EGS Healthcare Limited Partnership.(17)

         21.1              Subsidiaries of the Registrant.(17)

         99.1** Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2** Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     ______________________________

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

     13. Incorporated by reference from EP MedSystems, Inc.'s Proxy Statement for the Annual Meeting of Shareholders held on August 29, 2002, previously filed with the Commission.

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

     17. Incorporated by reference from EP MedSystems, Inc.'s Annual Report on Form 10-KSB for the year ended December 31, 2002, previously filed with the Commission.