Form 10QSB
period 2003-06-30
EP MEDSYSTEMS INC
filed 2003-08-19
CIK 1012394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended: June 30, 2003

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

Check  whether  the issuer (1) has filed all reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. X Yes ___No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

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

 Class                                            Outstanding at August 1, 2003
 Common Stock, without par value                       18,544,490 shares

      Transitional Small Business Disclosure Format (check one): Yes__ No X

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                                    CONTENTS

PART I -- FINANCIAL INFORMATION                                                                    Page
                                                                                                -----------

           Item 1.      Financial Statements.

                        Consolidated Balance Sheets at June 30, 2003
                        (unaudited) and December 31, 2002                                           3

                        Consolidated Statements of Operations for three months
                        ended June 30, 2003 and 2002 (unaudited)                                    4

                        Consolidated Statements of Operations for the six
                        months ended June 30, 2003 and 2002 (unaudited)                             5

                        Consolidated Statements of Changes in Shareholders' Equity for the
                        six months ended June 30, 2003 (unaudited)
                                                                                                    6

                        Consolidated Statements of Cash Flows for the six
                        months ended June 30, 2003 and 2002 (unaudited)                             7

                        Notes to Consolidated Financial Statements (unaudited)                      8

           Item 2.      Management's Discussion and Analysis or Plan of
                        Operation.                                                                  15


           Item 3.      Controls and Procedures.                                                    20

PART II -- OTHER INFORMATION

           Item 1.      Legal Proceedings.                                                          21

           Item 2.      Changes in Securities.                                                      21

           Item 3.      Defaults Upon Senior Securities.                                            21

           Item 4.      Submission of Matters to a Vote of Security Holders.                        21

           Item 5.      Other Information.                                                          21

           Item 6.      Exhibits and Reports on Form 8-K.                                           21

           Signatures                                                                               23

           Exhibit Index                                                                            24





                                                    PART I FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                       EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
ASSETS                                                                         June 30, 2003           December 31,
                                                                                (unaudited)                2002
                                                                            --------------------     -----------------
Current assets:
   Cash and cash equivalents                                             $            1,834,844   $         2,012,809
   Accounts receivable, net of allowances for doubtful
      accounts of $98,600                                                             1,809,793             3,438,980
   Inventories, net of reserves                                                       2,219,835             2,037,100
   Prepaid expenses and other current assets                                            314,606               361,782
   Deferred tax asset, net of valuation allowance                                            --               438,000
                                                                            --------------------     -----------------
                                                                            --------------------     -----------------
          Total current assets                                                        6,179,078             8,288,671

Property, plant and equipment, net                                                    1,929,236             2,250,327
Intangible assets, net                                                                  352,378               358,282
Other assets                                                                             17,463                31,198
                                                                            --------------------     -----------------
          Total assets                                                   $            8,478,155  $         10,928,478
                                                                            ====================     =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Promissory note payable                                                $                   --   $           995,585
  Current portion of notes payable                                                    2,700,000                    --
  Accounts payable                                                                    1,110,035             2,586,050
  Accrued expenses                                                                    1,145,780               623,681
  Deferred warranty revenue and prepaid rent income                                     128,308               223,245
                                                                            --------------------     -----------------
     Total current liabilities                                                        5,084,123             4,428,561

Accrued interest on long term debt - non-current                                             --               520,162
Deferred warranty revenue - non-current                                                 411,920               326,773
Notes payable                                                                                --             3,950,000
                                                                            --------------------     -----------------
          Total liabilities                                              $            5,496,043   $         9,225,496
                                                                            --------------------     -----------------
Commitments and contingencies                                                                --                    --
Shareholders' equity:
  Preferred stock, no par value, 5,000,000 shares
     authorized, 373,779 shares issued and outstanding at
     June 30, 2003 and December 31, 2002, respectively
                                                                                        618,161               618,161
  Common stock, $.001 stated value, 25,000,000 shares authorized,
     18,370,758 and 15,098,736 shares issued and outstanding at
     June 30, 2003 and December 31, 2002, respectively
                                                                                         18,370                15,099
  Additional paid-in capital                                                         37,601,548            32,372,087
  Accumulated other comprehensive (loss) income                                        (95,085)                   613
  Treasury stock                                                                      (100,000)                    --
  Receivable from officer                                                                    --             (100,000)
  Accumulated deficit                                                              (35,060,882)          (31,202,978)
                                                                            --------------------     -----------------
          Total shareholders' equity                                                  2,982,112             1,702,982
                                                                            --------------------     -----------------
          Total liabilities and shareholders' equity                     $            8,478,155  $         10,928,478
                                                                            ====================     =================
                          The accompanying notes are an integral part of this statement.


                                            EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                     (unaudited)

                                                                                 For the Three Months Ended
                                                                              June 30,                 June 30,
                                                                                2003                      2002
                                                                        ---------------------      -------------------
                                                                        ---------------------      -------------------

Net sales                                                            $             2,338,432    $           3,095,109
Cost of products sold                                                              1,102,613                1,302,737
                                                                        ---------------------      -------------------
                                                                        ---------------------      -------------------
   Gross profit                                                                    1,235,819                1,792,372

Operating costs and expenses:
Sales and marketing expenses                                                       1,287,956                1,085,210
General and administrative expenses                                                  549,155                  461,476
Research and development expenses                                                    590,804                  832,265
Mortgage conversion expense                                                          222,084                       --
                                                                        ---------------------      -------------------
   Loss from operations                                                          (1,414,180)                (586,579)

Interest expense, net                                                               (53,894)                 (52,680)
Other income, net                                                                        --                    5,194
                                                                        ---------------------      -------------------
                                                                        ---------------------      -------------------
   Net loss                                                          $           (1,468,074)    $           (634,065)
                                                                        ====================      ===================
                                                                        ====================      ===================

Basic and diluted loss per share                                     $                (0.08)    $              (0.04)
                                                                        ====================      ===================
                                                                        ====================      ===================

Weighted average shares outstanding used
to compute basic and diluted loss per share                                       18,160,652               14,838,377
                                                                        =====================      ===================



                         The accompanying notes are an integral part of these statements.


                                       EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (unaudited)


                                                                                  For the Six Months Ended
                                                                              June 30,                 June 30,
                                                                                2003                      2002
                                                                        ---------------------      -------------------
                                                                        ---------------------      -------------------

Net sales                                                            $             4,628,948    $           6,084,084
Cost of products sold                                                              2,264,714                2,527,926
                                                                        ---------------------      -------------------
                                                                        ---------------------      -------------------
   Gross profit                                                                    2,364,234                3,556,158

Operating costs and expenses:
Sales and marketing expenses                                                       2,605,842                2,193,456
General and administrative expenses                                                1,092,391                1,038,698
Research and development expenses                                                  1,184,062                1,557,912
Mortgage conversion expense                                                          222,084                       --
                                                                        ---------------------      -------------------
   Loss from operations                                                          (2,740,145)              (1,233,908)

Interest expense, net                                                              (117,759)                (107,144)
Interest expense, debt conversion                                                (1,000,000)                     --
                                                                        ---------------------      -------------------
Other income, net                                                                        --                    5,370
                                                                        ---------------------      -------------------
                                                                        ---------------------      -------------------
   Net loss                                                          $           (3,857,904)    $         (1,335,682)
                                                                        ====================      ===================
                                                                        ====================      ===================

Basic and diluted loss per share                                     $                (0.22)    $              (0.09)
                                                                        ====================      ===================
                                                                        ====================      ===================

Weighted average shares outstanding used
to compute basic and diluted loss per share                                       17,398,394               14,673,804
                                                                        =====================      ===================


                         The accompanying notes are an integral part of these statements.







                                       EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                      FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                                    (unaudited)


                                                                              Accumulated   Receivable
                                                                               Other        from
                           Common    Common   Preferred Preferred Additional   Comp-        Officer/
                           Stock      Stock   Stock     Stock       Paid-in    rehensive    Treasury      Accumulated
                           Shares    Amount   Shares    Amount      Capital    Income       Stock           Deficit        Total
                         ---------- -------- --------- --------- ------------ ------------ ------------ --------------- -----------

Balance, December 31,
2002                     15,098,736  $15,099   373,779  $618,161  $32,372,087         $613   $(100,000)  $ (31,202,978)  $1,702,982
                         ----------- -------- --------- --------- ------------ ------------ ------------ --------------- -----------

Issuance of common
stock in connection
with joint development
contract, net of
offering costs              669,313      669        --        --      984,317           --           --              --     984,986

Issuance of common
stock in private
placement including
conversion of
promissory note, net of
offering costs            2,007,475    2,007        --        --    2,071,155           --           --              --   2,073,162

Conversion of
convertible promissory
bridge notes,
beneficial conversion
feature                          --      --         --        --           --    1,000,000           --              --    1,000,000

Foreign currency
translation                      --       --        --        --           --     (95,968)           --              --    (95,698)


Issuance of common                                                                                                          202,500
stock in private
placement, net of
offering costs              120,000      120        --        --      202,380           --           --              --

Issuance of common                                                                                                          972,084
stock in connection
with conversion of
mortgage to equity
including non-cash debt
conversion costs of
$222,084                    475,234      475        --        --      971,609           --           --              --

Net Loss                         --       --        --        --           --           --           --     (3,857,904)  (3,857,904)
                         ----------- -------- --------- --------- ------------ ------------ ------------ --------------- -----------

Balance, June 30, 2003   18,370,758   $18,370   373,779  $618,161  $37,601,548  $(95,085)    $(100,000)   $(35,060,882)   $2,982,112
                         =========== ======== ========= ========= ============ ============ ============ =============== ===========





        The accompanying notes are an integral part of these statements.


                                       EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (unaudited)
                                                                                    For the Six Months Ended
                                                                                June 30,                June 30,
                                                                                  2003                    2002
                                                                            ------------------      ------------------
                                                                            ------------------      ------------------
Cash flows from operating activities:
Net loss                                                               $          (3,857,904)    $        (1,335,682)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                       380,235                 344,828
  Interest expense. debt conversion                                                 1,000,000                      --
  Mortgage conversion expense                                                         222,084                      --
  Compensation expense related to employee agreement                                       --                  27,000
Changes in assets and liabilities:
  Decrease in accounts receivable                                                   1,629,187                 739,192
  Increase in inventories                                                           (148,499)               (301,502)
  Decrease (increase) in prepaid expenses and other current assets                     47,176               (115,839)
  Decrease in deferred tax asset                                                      438,000                 474,688
  Decrease (increase) in other assets                                                  13,735                 (5,437)
  Decrease (increase) in accounts payable                                         (1,476,015)                 121,972
  Decrease in accrued expenses, deferred revenue, and accrued
    interest                                                                          (7,877)               (138,218)
                                                                            ------------------      ------------------
                                                                            ------------------      ------------------
          Net cash used in operating activities                        $          (1,759,878)    $          (188,998)
                                                                            ------------------      ------------------
                                                                            ------------------      ------------------

Cash flows from investing activities:
  Capital expenditures                                                               (80,936)                (94,290)
  Patent costs                                                                        (6,540)                 (7,311)
                                                                            ------------------      ------------------
                                                                            ------------------      ------------------
         Net cash used in investing activities                         $             (87,476)    $          (101,601)
                                                                            ------------------      ------------------
                                                                            ------------------      ------------------

Cash flows from financing activities:
   Payments under term notes payable                                                (500,000)               (436,111)
   Proceeds from issuance of common stock, net of offering expenses
                                                                                    2,265,087                       -
                                                                            ------------------      ------------------
                                                                            ------------------      ------------------
      Net cash provided by (used in) financing activities              $            1,765,087    $          (436,111)
                                                                            ------------------      ------------------
                                                                            ------------------      ------------------

Effect of exchange rate changes                                                      (95,698)                 (5,851)
                                                                            ------------------      ------------------

Net decrease in cash and cash equivalents                                           (177,965)               (732,561)
Cash and cash equivalents, beginning of period                                      2,012,809               2,343,303
                                                                            ------------------      ------------------
Cash and cash equivalents, end of period                               $            1,834,844    $          1,610,742
                                                                            ==================      ==================
                                                                            -=================      ==================


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

     The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in EP MedSystems, Inc.'s (the "Company" or "EP MedSystems") Annual Report on Form 10-KSB for the year ended December 31, 2002 filed with the Securities and Exchange Commission (the "SEC" or the "Commission").

Note 2. Inventories

     Inventories are valued at the lower of cost or market with cost being determined on a first-in, first-out basis. Inventories at June 30, 2003 consist of the following:

           Raw materials                    $      1,059,254
           Work in process                           590,937
           Finished goods                            705,344
           Reserve for obsolescence                (135,700)
                                                -------------
                                            $      2,219,835
                                                =============


Note 3. Notes Payable

     The Company has outstanding a $2.7 million note payable to Medtronic Asset Management, Inc., an affiliate of Medtronic, Inc. ("Medtronic"), one of EP MedSystems' shareholders. On March 12, 2003, Medtronic agreed to an extension of the due date of this Note from November 15, 2003 to April 1, 2004. In connection with that extension, the Company agreed to increase the interest rate by 1% to the prime rate plus 3% per annum and to prepay up to $1 million of the principal amount of the note, contingent upon receipt of certain equity proceeds. The note is collateralized by a pledge by David Jenkins, the Chairman of the Board of the Company, of shares of common stock of a privately-held corporation owned by him.

     On November 21, 2002, the Company entered into a mortgage on its facility in West Berlin, New Jersey and received $750,000 in exchange for issuing promissory notes for that aggregate amount. Interest on the promissory notes is payable quarterly at 8% per annum and the promissory notes are collateralized by the building. The promissory notes are convertible into common stock of the Company, at the option of the holder of the promissory notes over their three -year term, as follows:

 -   November 21, 2002 through December 31, 2003 convertible at $2.14 per share
 -   January 1, 2004 through December 31, 2004 convertible at $2.50 per share
 -   January 1, 2005 through December 31, 2005 convertible at $3.00 per share

     On April 2, 2003, the holders of the mortgage notes which are secured by the $750,000 mortgage on EP MedSystems' facility in West Berlin, converted an aggregate of $375,000 of the mortgage notes into 300,000 shares of common stock of EP MedSystems. In connection with the conversion, the Company reduced the conversion price from $2.14 per share to $1.25 per share, which resulted in the recording of a non-cash mortgage conversion charge of $222,084. On June 30, 2003, the holders of the mortgage notes converted the final portion of the mortgage notes into 175,234 shares of common stock at a conversion price of $2.14 as stated in the agreement.

     On December 30, 2002, the Company issued convertible promissory bridge notes, in an aggregate amount of $1,000,000, to EGS Private Healthcare Partnership L.P. and EGS Private Healthcare Counterpart L.P. (the "EGS Entities"). The maturity date of those promissory notes was June 30, 2003, and interest accrued at 10% per annum, payable upon maturity. In connection with that financing, the Company issued warrants to the EGS Entities to purchase an aggregate of 50,000 shares of the common stock of the Company at 105% of the closing trading price of its common stock on December 30, 2002. On January 31, 2003, the Company issued common stock in a private placement. The entire principal amount of the promissory notes issued to the EGS Entities and all accrued and unpaid interest thereon were converted into 819,783 shares of common stock and warrants to purchase 327,913 shares of the common stock of the Company in and on the same terms as the private placement. In connection with the conversion, the warrants to purchase 50,000 shares of common stock issued to the EGS Entities on December 30, 2002 were cancelled and the Company recorded a $1,000,000 non-cash charge in connection with the conversion. The charge is for interest expense in connection with the conversion of the convertible promissory bridge notes as a result of certain beneficial conversion features and the intrinsic value of embedded conversion options within the promissory notes. A managing member of the EGS Entities is also a member of the Board of Directors of the Company.

     EP MedSystems entered into a financing arrangement with a bank in March 1999, consisting of a $2,000,000 revolving line of credit and a $500,000 term loan, collateralized by EP MedSystems' facility in West Berlin, New Jersey and the machinery, equipment and inventory located at the facility. EP MedSystems borrowed approximately $2,000,000 under the revolving line of credit, which was subsequently repaid with the proceeds of the Medtronic note payable discussed above. The related term loan was repaid in March 2002.

Note 4. Shareholder's Equity

Preferred Stock

     On October 23, 2001, EP MedSystems consummated the private sale and issuance of newly-designated Series A convertible preferred stock to Medtronic, a shareholder and creditor of EP MedSystems, and Century Medical, Inc. ("CMI"), EP MedSystems' Japanese distributor. An aggregate of 1,259,717 preferred shares were issued in those transactions. On December 31, 2001, each preferred share became convertible into one share of EP MedSystems common stock, at the option of the holder. The transaction with CMI involved the sale of the shares of preferred stock at a price of $2.048 per share, as well as an amendment to EP MedSystems' Distribution Agreement with CMI. The transaction with Medtronic involved the sale of preferred stock at a price of $1.781 per share. EP MedSystems received aggregate gross proceeds of $2,400,000 from those two transactions. The preferred stock is recorded in shareholders' equity, net of issuance costs. In the first quarter of 2002, CMI converted all of its 585,938 shares of preferred stock into an equal number of shares of EP MedSystems' common stock. In the second quarter of 2002, Medtronic converted 300,000 of its shares of preferred stock into an equal number of EP MedSystems' common stock. The remaining 373,779 preferred shares held by Medtronic are currently convertible into 387,946 common shares of the Company.

Common Stock

     On September 5, 2002, EP MedSystems entered into a stock purchase agreement and license agreement with Boston Scientific Corporation ("BSC") in connection with a strategic joint development project. The agreement provides that if EP MedSystems abandons the project without cause, an abandonment fee of $1 million in cash or EP MedSystems stock would be payable to BSC. Following the completion of the development, EP MedSystems will have marketing rights to the technology and pay royalties to BSC based on the market value of the technology at the time of sale. The stock purchase agreement with BSC allows for the sale of up to $3,000,000 of common stock based on the achievement by the Company of milestones in the development of certain cardiac electrophysiology technology. The common stock is sold at the lesser of the ten-day trailing average trading price per share prior to the closing of each installment purchase, and $5.00 per share. Upon signing of the agreement, EP MedSystems received $500,000 for 210,084 shares issued at the ten-day trailing average trading price of $2.38 per share. On February 4, 2003, the Company issued 311,915 shares of common stock in exchange for $500,000. These shares were registered for resale on Form S-3 on April 2, 2003. On April 21, 2003, the Company issued 357,398 shares of common stock in exchange for another payment of $500,000. Subsequent to the end of the second quarter, the Company issued 173,732 shares of common stock in exchange for another payment of $500,000.

     On January 31, 2003, the Company completed a $2,470,000 private placement of its common stock to various accredited investors. The Company issued 2,007,475 shares of its common stock for a purchase price of $1.23 per share and warrants to purchase 802,990 shares of common stock at an exercise price per share of 110% of the closing trading price on the date of closing of that transaction, or $1.6943. In the private placement, the Company received approximately $1,570,000 in cash, net of offering costs. The balance of the private placement included the conversion of the entire principal amount of, and accrued interest on, the promissory notes from the EGS Entities into common stock of the Company and the securities issued in that private placement were issued on the same terms and conditions as those of the other investors. In connection with that conversion, the 50,000 warrants issued to the EGS Entities on December 30, 2002 were cancelled and the Company recorded a $1,000,000 non-cash charge in connection with the conversion. The charge is for interest conversion expense associated with certain beneficial conversion features and the intrinsic value of embedded conversion options within the promissory notes. With prior notice to the holders of the warrants, the warrants may be repurchased by the Company at $.01 per warrant at any time after the average closing price of the Company's common stock, for any twenty consecutive trading days, has equaled or exceeded $2.54. Subsequent to the end of the second quarter the closing price requirement for repurchase of the warrants was met, and notice to repurchase the warrants was given to the warrant holders by the Company on July 23, 2003.

     On April 4, 2003, the principal amount of, and all accrued and unpaid interest on, the note receivable from a Company officer were repaid by that officer through return to treasury of the 50,000 shares of common stock to the Company which collateralized that loan. The market price of the Company's common stock on the date of such return was $2.08. The shares are recorded on the balance sheet under the caption "Treasury stock."

     On April 11, 2003, the Company completed a $210,000 private placement of its common stock with various accredited investors. The Company issued 120,000 shares of its common stock for a purchase price of $1.75 per share.

Note 5. Sale of State Net Operating Losses

     During the six months ended June 30, 2003 and 2002, EP MedSystems received approximately $438,000 and $475,000, respectively, from the sale of a portion of its cumulative unused New Jersey State Net Operating Loss ("State NOL") carryforwards for its statutory subsidiaries. The sales of the cumulative net operating losses are a result of a New Jersey State law enacted January 1, 1999 allowing emerging technology and biotechnology companies to transfer or "sell" their unused State NOL carryforwards and New Jersey research and development tax credits to any profitable New Jersey company qualified to purchase them for cash. As of December 31, 2002 and 2001, EP MedSystems had recorded approximately $438,000 and $475,000, respectively, in deferred tax assets related to these sales. These deferred tax assets were realized upon receipt of cash from the sales of these benefits to third parties in the six months ended June 30, 2003 and 2002.

Note 6. Industry Segment and Geographic Information

     EP MedSystems manages its business based on one reportable segment, the manufacture and sale of cardiac electrophysiology products. EP MedSystems' chief operating decision-makers use consolidated results to make operating and strategic decisions.

     The following table sets forth product sales by geographic segment for the six months ended June 30, 2003 and 2002.

                                                  For The Six Months
                                                     Ended June 30,
                                              2003                  2002
United States                               $2,756,000            $3,705,000
Europe/Middle East                           1,235,000             1,309,000
Asia and Pacific Rim                           638,000             1,070,000

                                            $4,629,000            $6,084,000

     Sales of EP MedSystems' cardiac electrophysiology equipment and related catheters aggregated approximately $4,081,000 and $548,000 respectively, for the six months ended June 30, 2003, and $5,487,000 and $597,000, respectively, for the comparable period in 2002. EP MedSystems' long-lived assets are primarily located in the U.S.

     Net sales for the three months ended June 30, 2003 were billed in two currencies: $4,483,000 in U.S. dollars and the equivalent of $146,000 in Euros. Management has determined the impact of foreign currency risk on sales to be minimal since a majority of sales are billed in U.S. dollars. EP MedSystems does incur translation gains/losses, which are recorded in shareholders' equity. Cumulative translation losses amounted to approximately $96,000 as of June 30, 2003. EP MedSystems had not entered into any derivative financial instruments for hedging or other purposes.

Note 7. Net Loss Per Share

     Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding for the period. Due to the losses incurred for the quarter, diluted net loss per share does not differ from basic net loss per share, since potential shares of common stock issuable upon the exercise of stock options, warrants, convertible preferred shares, and convertible debt are anti-dilutive for all periods presented. Accordingly, potential common shares of approximately 4,062,000 and 3,054,000 for the six months ended June 30, 2003 and 2002, respectively, have been excluded from the diluted per share calculation.

Note 8. Comprehensive Income

     For the three and six months ended June 30, 2003 and 2002, EP MedSystems' comprehensive loss approximated net loss, except for foreign currency translation adjustments. The comprehensive losses for the three months ended June 30, 2003 and 2002 were approximately $1,537,000 and $584,000, respectively. The comprehensive losses for the six months ended June 30, 2003 and 2002, were approximately $3,954,000 and $1,342,000, respectively.

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

     EP MedSystems records the fair value of stock issuances to non-employees based on the market price on the date issued. The amount is expensed, capitalized or recorded as a reduction of paid-in capital, depending on the purpose for which the stock is issued, based upon SFAS No. 148 "Accounting For Stock-Based Compensation-Transition and Disclosure-an Amendment to FASB Statement No. 123", and the fair value is measured using the Black-Scholes option pricing model under SFAS No. 123. EP MedSystems has not issued stock options to non-employees for any of the periods presented.

     The following disclosure complies with the adoption of SFAS No. 123, amended by SFAS No. 148 and includes proforma net loss as if fair value based method of accounting had been used.


                                                                                           For the Three
                                                  For the Six Months             Months Ended
                                                   Ended June 30,                               June 30,
                                               2003               2002                  2003              2002

   Net loss, as reported                      $(3,857,904)      $(1,335,682)          $(1,468,074)        $(634,065)

Add:  Stock-based employee
compensation expense included in
reported net income
                                                        --                --                    --                --

Deduct:  Total stock-based
employee compensation expense
determined under fair value based
method for all options

                                                 (214,930)          (91,974)             (107,465)          (91,064)
                                        ------------------- -----------------
                                                                                  ----------------- -----------------

Pro forma net loss                           $(4,072,834)      $(1,427,656)          $(1,575,539)        $(725,129)
                                        =================== =================     ================= =================
                                                                                  ================= =================

Earnings per share:
    Basic and diluted - as
    reported                                       $(0.22)           $(0.09)               $(0.08)           $(0.04)
                                        ------------------- -----------------     ----------------- -----------------
    Basic and diluted - pro
    forma                                          $(0.23)           $(0.10)               $(0.09)           $(0.05)
                                        ------------------- -----------------     ----------------- -----------------


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

     On April 30, 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS No. 145"), "Rescission of FASB Statements No. 4, 44, 64, Amendment of FASB No. 13 and Technical Corrections". This statement eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and classified as an extraordinary item, net of the related income tax. In addition, SFAS No.145 requires that capital leases that are modified so that the resulting lease agreement is classified as an operating lease be accounted for in the same manner as sale-lease back transactions. SFAS No. 145 is generally effective for transactions occurring after May 15, 2002. EP MedSystems adopted this standard. The adoption had no impact on its results of its operations, financial position or cash flows.

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

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." This standard provides alternate methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation and requires more prominent disclosure about the method used. This statement is effective for fiscal years ending after December 15, 2002. For EP MedSystems, this means it is effective for December 31, 2002. Currently EP MedSystems applies the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and we do not expense our stock options. The adoption of the disclosure provisions of SFAS No. 148 had no impact on EP MedSystems' results of operations, financial position or cash flows.

     In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that an entity issuing a guarantee (including those embedded in a purchase or sales agreement) must recognize, at the inception of the guarantee, a liability equal to the fair value of the guarantee. FIN 45 also requires detailed information about each guarantee or group of guarantees even if the likelihood of making a payment is remote. The disclosure requirements of this interpretation are effective for financial statements of periods ending after December 15, 2002, which makes them effective for EP MedSystems for December 31, 2002. The recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. EP MedSystems adopted this standard on January 1, 2003. FIN 45 could have an impact on the future results of the Company, depending on guarantees issued; however, at this time the adoption of FIN 45 has not had an impact on our results of operation, financial position or cash flows.

     In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities -- an Interpretation of Accounting Research Bulletin (ARB) No. 51." FIN 46 requires the primary beneficiary to consolidate a variable interest entity ("VIE") if it has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. FIN 46 applies immediately to VIEs created after January 31, 2003, and to VIEs in which the entity obtains an interest after that date. For VIEs acquired before February 1, 2003, the effective date for EP MedSystems is July 1, 2003. The Company does not expect FIN 46 will have a material impact on our results of operations, financial position, or cash flows.

Note 11. Subsequent Event

     Subsequent to the end of the quarter, the Company issued 173,732 shares of common stock for a payment of $500,000 in connection with the previously discussed joint development project with Boston Scientific Corporation.

Item 2.  Management's Discussion and Analysis or Plan of Operation.


Overview.

     EP MedSystems was incorporated in January 1993 and operates in a single industry segment. We develop, manufacture, market and sell a line of products for the cardiac electrophysiology market used to diagnose, monitor and treat irregular heartbeats known as arrhythmias. Since EP MedSystems' inception, we have acquired technology and marketing rights, have developed new products and have begun marketing various electrophysiology products, including the EP-WorkMate(R) computerized electrophysiology workstation, the EP-3(TM) Stimulator, diagnostic electrophysiology catheters and the ALERT(R) System, including the ALERT(R) Companion and ALERT(R) internal cardioversion catheters and related disposable supplies. To date, these products have generated nearly all of EP MedSystems' sales.

     EP MedSystems' leading diagnostic product is the EP-WorkMate(R), a computerized electrophysiology workstation that monitors, displays and stores cardiac electrical activity and arrhythmia data. The EP-WorkMate(R) offers, among other features, display and storage of up to 192 intracardiac signals, real-time analysis and integration with our own proprietary systems, such as the EP-3(TM) Stimulator, as well as with other technologies and systems. The EP-3(TM) Stimulator is a computerized signal generator and processor which, when integrated with the EP-WorkMate(R), is used to stimulate the heart with electrical impulses in order to produce, and thereby locate, an arrhythmia. For the six months ended June 30, 2003, the EP-WorkMate(R) and EP-3(TM) Stimulator accounted for approximately 88% of total sales. EP MedSystems also markets a line of diagnostic electrophysiology catheters for stimulation and sensing of electrical signals during electrophysiology studies, which represented approximately 5% of EP MedSystems' total sales revenues for the six months ended June 30, 2003.

     We have identified the diagnosis and treatment of atrial fibrillation, a particular type of arrhythmia, as a primary focus for our ongoing development efforts. Atrial fibrillation is a condition where erratic electrical signals are present within the atria, the upper chambers of the heart, causing fibrillation of the atria, which prevents the atria from providing appropriate blood flow output. In an effort to address this medical condition, we have developed a product for internal cardioversion of atrial fibrillation known as the ALERT(R) System, which uses a patented electrode catheter to deliver measured, low-energy bi-phasic electrical impulses directly to the inside of the heart to convert atrial fibrillation to a normal heart rhythm. We have obtained Class III Design Examination Certification from a European Notified Body allowing us to label the ALERT(R) System with a CE Mark, an international symbol of adherence to quality assurance standards, design reviews and hazard analysis, which permits us to sell the ALERT(R) System in the European Community. In November 2002, we received pre-market approval from the FDA to sell the ALERT(R) System in the United States. Sales of the ALERT(R) System and related catheters accounted for approximately 7% of EP MedSystems' total sales revenues for the six months ending June 30, 2003.

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

     EP MedSystems has a history of operating losses and we expect to continue to incur operating losses in the near future as we continue to expend substantial funds for research and development, clinical trials in support of regulatory approvals, increased manufacturing activity and expansion of sales and marketing activities. The amount and timing of future losses will be dependent upon, among other things, increased sales of our existing products, the timing of regulatory approval and market acceptance of the ALERT(R) System and ultrasound products, developmental, regulatory and market success of new products under development, and EP MedSystems' ability to establish, preserve and enforce intellectual property rights to its products. There can be no assurance that any of our development projects will be successful or that, if development is successful, the products will generate any sales.

Six Months Ended June 30, 2003 and 2002.

     The Company had net sales of $4,629,000 for the six months ended June 30, 2003 as compared to $6,084,000 for the comparable period in 2002. This $1,455,000 (or 24%) decrease was primarily due to a slower first quarter than expected in the U.S. The second quarter revenue was impacted by lower sales in Asia, excluding Japan, due to the impact of SARS on medical spending in that region.

     Gross profit on sales for the six months ended June 30, 2003 was $2,364,000 as compared with $3,556,000 for the same period in 2002. Gross profit as a percentage of sales decreased from 58% to 51%, primarily the result of the above mentioned decrease in sales and a higher percentage of sales outside the United States where overall margins are lower. We anticipate improvement in the Company's overall gross profit percentage as sales of the ALERT(R) System, the ViewMate(R) System and other catheter products increase, which should offset the fixed costs associated with maintaining a catheter manufacturing operation.

     Sales and marketing expenses increased $412,000 or (19%) to $2,606,000 for the six months ended June 30, 2003 as compared to the same period in 2002. This increase was primarily related to an increase in head count in connection with the rollout of new products, partially offset by lower variable selling cost with lower overall sales in 2003.

     General and administrative expenses increased $54,000 (or 5%) to $1,092,000 for the six months ended June 30, 2003 as compared to the same period in of 2002. This increase in general and administrative expenses was primarily due to an increase in business insurance and legal and accounting services partially offset by a higher foreign exchange gain in 2003 versus 2002 due to the strengthening of the Euro against the dollar, coupled with the favorable impact of the consolidation of our executive offices with our manufacturing facility.

     Research and development expenses decreased $374,000 (or 24%) to $1,184,000 for the six months ended June 30, 2003 as compared to the same period in 2002. This decrease was primarily due to decreases in (i) professional fees related to our latest development initiatives around the ALERT(R) System, ViewMate(R) ultrasound imaging console and intracardiac imaging catheters and (ii) costs related to regulatory and submission requirements.

     Interest expense increased $11,000 to $118,000 for the six months ended June 30, 2003 as compared to the same period in 2002. This increase can be attributed to the fact that, while the overall interest rate was lower during the period, the amount of debt increased.

     For the six months ended June 30, 2003, EP MedSystems recorded a non-cash interest expense, debt conversion in connection with the conversion of the $1,000,000 convertible promissory bridge notes which converted into common stock of the Company on January 31, 2003.

Three Months Ended June 30, 2003.

     The Company had net sales of $2,338,000 for the three months ended June 30, 2003, as compared to $3,095,000 for the comparable period in 2002. This $757,000 (or 25%) decrease was primarily a result of significantly lower sales of WorkMate units in Asia. Sales to Asia, excluding Japan, were impacted by the recent SARS epidemic in that region.

     Gross profit on sales for the three months ended June 30, 2003 was $1,236,000, as compared to $1,792,000 for the same period in 2002. The gross profit as a percentage of sales decreased from 58% to 53% due to lower overall sales in the quarter and a higher percentage of sales from Europe, where overall margins are lower.

     Sales and marketing expenses increased $203,000 (or 19%) to $1,288,000 for the three months ended June 30, 2003, as compared to the same period in 2002. Costs as a percentage of total sales increased from 35% for the second quarter of 2002 to 55% for the same period in 2003. This increase was primarily due to an increase in headcount in the EP MedSystems' sales and service departments, net of lower variable selling costs as a result of lower sales.

     General and administrative expenses increased $88,000 (or 19%) to $549,000 for the three months ended June 30, 2003, as compared to the same period in 2002. This increase was primarily due to an increase in business insurance and legal and accounting services partially offset by the consolidation of our executive offices with our manufacturing facility.

     Research and development expenses decreased $241,000 (or 29%) to $591,000 for the three months ended June 30, 2003, as compared to the same period in 2002. This decrease was primarily due to a reduction in professional fees related to the completion of the development projects around the ALERT(R) System and ViewMate(R) intracardiac ultrasound catheter system.

     Interest expense was approximately the same for the three month periods ended June 30, 2003 and June 30, 2002.

Liquidity and Capital Resources.

     From EP MedSystems' incorporation in January 1993, to December 31, 2002, the Company accumulated a deficit of approximately $31,203,000. As of June 30, 2003, the Company's accumulated deficit was approximately $35,061,000.

     We have a history of operating losses and the Company expects to continue to incur operating losses in the near future as substantial funds are expended for research and development, increased manufacturing activity and expansion of sales and marketing activities. The amount and timing of future losses will depend upon, among other things, volume of sales of existing products, the timing of regulatory approval and market acceptance of the ALERT System and ultrasound products, developmental, regulatory and market success of new products under development, and EP MedSystems' ability to establish, preserve and enforce intellectual property rights related to our products. There can be no assurance that any of the Company's development projects will be successful or that, if development is successful, the products will generate any sales. The Company has a $2.7 million note outstanding to Medtronic which is payable, plus interest, in April 2004. Estimated operating cash flows through the maturity date of the note are not sufficient to meet this obligation. The Company intends to seek refinancing of that note prior to its maturity date. However, there is no assurance that the Company will be able to identify or close a financing transaction to generate proceeds to repay the note, or that any such transactions will provide sufficient funds to repay the note.

     In October 2001, EP MedSystems consummated the private sale and issuance of newly-designated Series A convertible preferred stock to Medtronic and CMI, the Company's Japanese distributor. An aggregate of 1,259,717 shares were issued in the transactions. The preferred shares were issued to CMI at a price of $2.048 per share, and in connection with that transaction, an amendment to EP MedSystems' Distribution Agreement was entered into with CMI, which included an extension of the original Distribution Agreement. The transaction with Medtronic involved the sale of the shares of preferred stock at a price of $1.781 per share. EP MedSystems received aggregate gross proceeds of $2.4 million from those two transactions.

     CMI converted all of its shares of Series A Preferred Stock into common shares of EP MedSystems in the first quarter of 2002. Medtronic converted 300,000 of its shares of Series A Preferred Stock into common stock of EP MedSystems in April 2002. The converted shares of both CMI and Medtronic were registered for resale by EP MedSystems pursuant to a registration statement on Form S-3, which was declared effective by the SEC in May 2002.

     In January  2003,  EP MedSystems  received  approximately  $438,000 in cash
related  to  the  sale  of  a  portion  of  its  unused   cumulative  State  NOL
carryforwards.

     On September 5, 2002, EP MedSystems entered into a stock purchase agreement and license agreement with Boston Scientific Corporation ("BSC") in connection with a strategic joint development project by EP MedSystems and BSC in the field of cardiac electrophysiology. It is expected that this development plan will be completed during 2003. Should EP MedSystems abandon the project without cause, an abandonment fee of $1 million in cash or EP MedSystems stock would be payable to BSC. Following the successful completion of the development plan, EP MedSystems will have marketing rights to the technology and will pay royalties to BSC based on the market value of the technology at the time of sale. This stock purchase agreement with BSC allows for the sale of up to $3,000,000 of common stock based on milestones in the development of certain cardiac electrophysiology technology. The common stock is sold at the lesser of the ten-day trailing average trading price per share prior to the closing of each installment purchase, and $5.00 per share. Upon execution of the agreement, EP MedSystems received $500,000 for 210,084 shares issued at the ten-day trailing average trading price of $2.38 per share. On February 4, 2003, the Company issued 311,915 shares of common stock at the ten-day trailing average trading price of $1.60 per share in exchange for $500,000. These shares were registered for resale on Form S-3 on April 2, 2003. In April 2003,the Company issued 357,398 shares of common stock in exchange for another payment of $500,000 at the ten-day trailing average trading price of $1.39 per share.

     Subsequent to the end of the quarter, the Company issued 173,732 shares of common stock for a payment of $500,000 in connection with the previously discussed joint development project with Boston Scientific Corporation.


     On November 21, 2002, the Company entered into a mortgage on its facility in West Berlin, New Jersey and received $750,000 in exchange for issuing promissory notes for that aggregate amount. Interest on the promissory notes is payable quarterly at 8% per annum and the promissory notes are collateralized by the building. The promissory notes are convertible into common stock of the Company, at the option of the holder of the promissory notes over their three-year term, as follows:

-   November 21, 2002 through December 31, 2003 convertible at $2.14 per share
-   January 1, 2004 through December 31, 2004 convertible at $2.50 per share
-   January 1, 2005 through December 31, 2005 convertible at $3.00 per share

     On April 2, 2003, the holders of the mortgage notes which are secured by the $750,000 mortgage on EP MedSystems' facility in West Berlin, converted an aggregate of $375,000 of the mortgage notes into 300,000 shares of common stock of EP MedSystems, Inc. In connection with the conversion, the Company reduced the conversion price from $2.14 per share to $1.25 per share. In accordance with SFAS No. 84, "Induced Conversions of Convertible Debt", the Company recorded a non-cash charge of $222,084. On June 30, 2003, the holders of the mortgage notes converted the final portion of the mortgage notes into an aggregate of 176,234 shares of common stock at a conversion price of $2.14 as stated in the agreement.

     Net cash used in operating activities in the six months ended June 30, 2003 was approximately $1,760,000 as compared with a net cash used of $189,000 in the same period in 2002. The increase in our net use of cash in operations during 2003 was primarily due to a net loss of $3,858,000, a $1,476,000 decrease in accounts payable, partially offset by a $1,629,000 decrease in accounts receivable and the collection of $438,000 from the sale of State NOL carryforwards and the non-cash interest expense, debt conversion and mortgage conversion expense of $1,222,000. Payments to related parties are made on terms similar to those of other suppliers. Capital expenditures, net of disposals, were $81,000 for the six months ended June 30, 2003, as compared to $94,000 in the same period in 2002. We expect to purchase capital equipment and to expand our manufacturing and assembly capabilities as we continue to grow, however, we currently do not have any commitments for purchases. We lease office and manufacturing space and certain office equipment under operating leases.

     Assets decreased $2,450,000 from $10,928,000 at December 31, 2002 to $8,478,000 at June 30, 2003. The change in assets was primarily due to a decrease in accounts receivable. Accounts receivable decreased approximately $1,629,000 as a result of an increased effort in collections and lower sales for the six months ended June 30, 2003, as compared to the same period in 2002.

     Liabilities decreased $3,729,000 from $9,225,000 at December 31, 2002 to $5,496,000 at June 30, 2003. Of that balance, accounts payable decreased by $1,476,000 to $1,110,000 at June 30, 2003 as the result of the use of cash from the January 2003 private placement to pay accounts payable, lower purchases, and lower research and development costs. In connection with that private placement, the promissory notes payable to the EGS Entities of $996,000 were converted into equity. In addition, since the note payable and accrued interest due to Medtronic is due in April, 2004, it was reclassified to current liabilities.

     EP MedSystems evaluates the collectability of its receivables quarterly. The allowance for bad debts is based upon specific identification of customer accounts for which collection is doubtful and EP MedSystems' estimate of the likelihood of potential loss. To date, EP MedSystems has experienced only modest credit losses with respect to its accounts receivable. To date, EP MedSystems has experienced insignificant inventory write-downs, and the reserve is consistent with management's expectations.

Item 3.  Controls and Procedures.

     As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

     There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

Not Applicable.

Item 2.  Changes in Securities.

         (a) Not applicable.

         (b) Not applicable.

         (c) In July 2003, the Company issued 173,732 shares of common stock to BSC in exchange for the payment of $500,000 in accordance with a previously disclosed joint development project in a private transaction pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933.

         (d) Not applicable.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

     On April 28, 2003, the Company issued a press release stating that it had received notice from Nasdaq confirming Nasdaq's conditional transfer of, and resulting continued listing of, the Company's common stock on The Nasdaq SmallCap Market and that the hearing file had been closed. Nasdaq's confirmation was based on the Company's demonstration, through a filing by the Company on Form 8-K on April 14, 2003, of compliance with a $4,000,000 stockholders' equity condition required by an April 1, 2003 determination by Nasdaq. The rules of the Nasdaq SmallCap Market require the Company to maintain shareholders' equity of at least $2,500,000.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

         The exhibits are listed in the Exhibit Index appearing at page 24 herein.

 (b)     Reports on Form 8-K.

         The following reports on form 8-K were filed during the quarter ended June 30, 2003:

         April 8, 2003, under Item 9, Regulation FD Disclosure, attaching a press release regarding the Company's submittal of its ViewMate(R) intracardiac ultrasound catheter system 510(K) filing to the U.S. Food and Drug Administration.

         April 14, 2003, under Item 9, Regulation FD Disclosure, filing required by Nasdaq to demonstrate compliance with Nasdaq's stated $4 million stockholders' equity condition for continued listing of the Company's common stock on The Nasdaq SmallCap Market. The Form 8-K furnished historical pro forma balance sheet information of the Company, as of February 28, 2003, demonstrating compliance with the condition.


         May 13, 2003, under Item 9, Regulation FD Disclosure, attaching a press release regarding the Company's first quarter operating results and receipt of a CE approval for one of the Company's products.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                        EP MEDSYSTEMS, INC.
                                        (Registrant)

Date:  August 19, 2003         By:      /s/  Reinhard Schmidt
                                        Reinhard Schmidt
                                        President and Chief Executive Officer
                                        and Director
                                        (Principal Executive Officer)


Date:  August 19, 2003         By:      /s/ Matthew C. Hill
                                        Matthew C. Hill
                                        Chief Financial Officer
                                        (Principal Financial Officer)

                                                   EXHIBIT INDEX

Exhibit Number    Description

         3.1 Amended and Restated Certificate of Incorporation of EP MedSystems, Inc., filed with the Secretary of State of the State of New Jersey on April 8, 1996.(1)

         3.2** Certificate of Amendment to the Amended and Restated Certificate of Incorporation of EP MedSystems, Inc., filed with the Secretary of State of the State of New Jersey on November 6, 1998.

         3.3 Certificate of Amendment to the Amended and Restated Certificate of Incorporation of EP MedSystems, Inc., filed with the Secretary of State of the State of New Jersey on October 23, 2001. (2)

         4.1** Agreement made as of June 27, 2003, by and between EP MedSystems, Inc. and Anthony Varrichio.

         4.2** Agreement made as of June 27, 2003, by and between EP MedSystems, Inc. and William Winstrom.

         4.3** Notice of EP MedSystems' Right to Repurchase Warrant, dated July 23, 2003.

         10.6* EP MedSystems, Inc. Amended and Restated 1995 Long-Term Incentive Plan. (3)

         10.7* EP MedSystems, Inc. Amended and Restated 1995 Director Option Plan. (3)

         10.8*             Amendment to EP MedSystems, Inc. 1995 Director
                           Option Plan. (4)

         31.1** Certification Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

         31.2** Certification Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

         32.1** Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2** Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     ______________________
     *Denotes management contract or compensatory plan or arrangement.
     **Filed herewith.

(1)      Incorporated  by  reference  from  EP  MedSystems,   Inc.'s
         Registration   Statement  on  Form  SB-2  and Pre-Effective  Amendments
         No. 1 and 2 thereto previously filed with the Commission on April 18, 1996, May 28, 1996 and June 13, 1996, respectively.

(2) Incorporated by reference from exhibit 3.1 of EP MedSystems, Inc.'s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001, previously filed with the Commission.

(3)      Incorporated  by  reference  from EP  MedSystems,  Inc.'s  Proxy
         Statement for the Annual Meeting of Shareholders held on July 18, 2000, previously filed with the Commission.

(4)      Incorporated  by  reference  from EP  MedSystems,  Inc.'s  Proxy
         Statement for the Annual Meeting of Shareholders held on August 29, 2002, previously filed with the Commission.