Form 10QSB/A
period 2003-03-31
EP MEDSYSTEMS INC
filed 2003-08-20
CIK 1012394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A
                                (Amendment No. 1)

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

Check  whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                                           X Yes  ___  No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.      ___ Yes         ___ No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Class                                                Outstanding at May 12, 2003
Common Stock, without par value                       18,196,074 shares

  Transitional Small Business Disclosure Format (check one):    Yes__ No X

                                EXPLANATORY NOTE


     This amendment to EP MedSystems' Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003 is being filed to reflect a restatement of our Consolidated Financial Statements for the three months ended March 31, 2003 for interest expense in connection with the conversion of the $1,000,000 convertible promissory bridge notes which converted into common stock of the Company on January 31, 2003 as part of a related private placement which closed on that date. The restatement was made to recognize interest expense associated with certain beneficial conversion features and the intrinsic value of embedded conversion options within convertible promissory bridge notes outstanding at December 31, 2002 and converted to equity on January 31, 2003.

     Emerging Issues Task Force (EITF) Issue No. 00-27, "Application of Issue 98-5 to Certain Convertible Instruments", and EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", require that if the terms of a contingent conversion option do no allow an issuer to compute the number of shares that a holder would receive if the contingent event occurs and the conversion price is adjusted, an issuer should wait until the contingent event occurs and then compute the resulting number of shares that would be received pursuant to the new conversion price. The number of shares that would be received upon conversion based on the adjusted conversion price would then be compared with the number that would have been received prior to the occurrence of the contingent event. The excess number of shares multiplied by the commitment date stock price equals the incremental intrinsic value that results from the resolution of the contingency and the corresponding adjustment to the conversion price. That incremental amount would be recognized when the triggering event occurs. The decrease in the Company's share price from $2.46, when the convertible promissory bridge notes were issued on December 30, 2002 to $1.23, the conversion price at the time the private placement closed on January 31, 2003, is the cause for the charge. The convertible promissory bridge notes transaction contemplated the precise mechanics and pricing formula of the resulting conversion of the convertible promissory bridge notes into the Company's common stock as part of the private placement , and the convertible promissory bridge notes were converted in accordance with those mechanics and the pricing set forth in the underlying documentation. There was no new information formula presented that has resulted in this restatement since the convertible promissory bridge notes agreement was signed. See Note 2 of our Consolidated Financial Statements contained under "Item 1. Financial Statements" of Part I for a further discussion of this matter.

     The net result of this restatement for the three-month period ended March 31, 2003 is the recording of a non-cash charge of $1,000,000 in the Statement of Operations under the caption "Interest expense, debt conversion", an increase in the net loss of $1,000,000, an increase in additional paid in capital by the same amount, and an increase in the basic and diluted loss per share of $0.06. This is a non-cash charge and does not affect the Company's net equity.

     Items 1 and 2 of Part 1 are the only items being amended by this Form 10-QSB/A and such amendments relate only to the restated Consolidated Financial Statements. In all other respects, this amendment presents information as of the original date of the Form 10-QSB for the quarter ended March 31, 2003.




                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                                    CONTENTS
PART I -- FINANCIAL INFORMATION                                                                    Page
                                                                                                -----------

           Item 1.      Financial Statements

                        Consolidated Balance Sheets at March 31, 2003
                        (unaudited) (Restated) and December 31, 2002                                4

                        Consolidated Statements of Operations for three months
                        ended March 31, 2003 and 2002 (unaudited) (Restated)                        5

                        Consolidated Statements of Changes in Shareholders' Equity for the
                        Three Months Ended March 31, 2003 (Restated)                                6

                        Consolidated Statements of Cash Flows for the three
                        months ended March 31, 2003 and 2002 (unaudited)                            7
                        (Restated)

                        Notes to Consolidated Financial Statements (unaudited)                     8-16
                        (Restated)

           Item 2.      Management's  Discussion  and  Analysis  or  Plan  of  Operation
                        (Revised)                                                                 16-20

           Item 3.      Controls and Procedures                                                   20-21

PART II -- OTHER INFORMATION

           Item 1.      Legal Proceedings                                                           21

           Item 2.      Changes in Securities                                                     21-22

           Item 3.      Defaults Upon Senior Securities                                             22

           Item 4.      Submission of Matters to a Vote of Security Holders                         22

           Item 5.      Other Information                                                           22

           Item 6.      Exhibits and Reports on Form 8-K                                          22-23

           Signatures                                                                               24
           Certifications                                                                         25-26

           Exhibit Index                                                                            27



                                                 EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEETS

                                                                                  March 31,            December 31,
                               ASSETS                                               2003                   2002
                                                                                 (Unaudited)
                                                                                 (Restated)
                                                                             --------------------    ------------------
Current assets:
   Cash and cash equivalents                                              $            2,861,629  $          2,012,809
   Accounts receivable, net of allowances for doubtful
      accounts of $98,600                                                              2,126,396             3,438,980
   Inventories, net of reserves                                                        2,134,807             2,037,100
   Prepaid expenses and other current assets                                             349,627               361,782
   Deferred tax asset, net of valuation allowance                                             --               438,000
                                                                             --------------------    ------------------
                                                                             --------------------    ------------------
          Total current assets                                                         7,472,459             8,288,671

Property, plant and equipment, net                                                     2,011,715             2,250,327
Intangible assets, net                                                                   358,082               358,282
Other assets                                                                              19,850                31,198
                                                                             --------------------    ------------------
          Total assets                                                    $            9,862,106  $         10,928,478
                                                                             ====================    ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Promissory note payable                                                   $                   --  $            995,585
Current portion of notes payable                                                         500,000                    --
Accounts payable                                                                       1,431,514             2,586,050
Accrued expenses                                                                         525,657               603,370
Deferred warranty revenue and prepaid rent income                                        180,348               223,245
Customer deposits                                                                         28,111                20,311
                                                                             --------------------    ------------------
     Total current liabilities                                                         2,665,630             4,428,561

Accrued interest on long term debt - non-current                                         571,850               520,162
Deferred warranty revenue - non-current                                                  322,867               326,773
Notes payable                                                                          3,450,000             3,950,000
                                                                             --------------------    ------------------
          Total liabilities                                               $            7,010,347  $          9,225,496
                                                                             --------------------    ------------------
Commitments and contingencies                                                                 --                    --
Shareholders' equity:
  Preferred stock, no par value, 5,000,000 shares authorized,
     373,779 and 373,779 shares issued and outstanding at
     March 31, 2003 and December 31, 2002, respectively                                  618,161               618,161

  Common stock, $.001 stated value, 25,000,000 shares authorized,
     17,418,126 and 15,098,736 shares issued and outstanding at
     March 31, 2003 and December 31, 2002, respectively                                   17,418                15,099

  Additional paid-in capital                                                          35,908,988            32,372,700
  Receivables from officer                                                             (100,000)             (100,000)
  Accumulated deficit                                                               (33,592,808)          (31,202,978)
                                                                             --------------------    ------------------
          Total shareholders' equity                                                   2,851,759             1,702,982
                                                                             --------------------    ------------------
          Total liabilities and shareholders' equity                      $            9,862,106  $         10,928,478
                                                                             ====================    ==================

                                    The accompanying notes are an integral part of this statement.



                                                 EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                                              (unaudited)
                                                                             For the Three Months Ended
                                                                         March 31,                March 31,
                                                                            2003                     2002
                                                                         (Restated)
                                                                     -------------------      -------------------
                                                                     -------------------      -------------------

Net sales                                                         $           2,290,516    $           2,988,975
Cost of products sold                                                         1,162,101                1,225,189
                                                                     -------------------      -------------------
                                                                     -------------------      -------------------
   Gross profit                                                               1,128,415                1,763,786

Operating costs and expenses:
Sales and marketing expenses                                                  1,317,886                1,108,246
General and administrative expenses                                             543,236                  577,222
Research and development expenses                                               593,258                  725,647

                                                                     -------------------      -------------------
   Loss from operations                                                     (1,325,965)                (647,329)

Interest expense, net                                                          (63,865)                 (54,466)
Interest expense, debt conversion                                          (1,000,000)                        --
                                                                     -------------------      -------------------
Other income, net                                                                    -                       176
                                                                     -------------------      -------------------
                                                                     -------------------      -------------------
   Net loss                                                       $         (2,389,830)    $           (701,619)
                                                                     ===================      ===================
                                                                     ===================      ===================

Basic and diluted loss per share                                  $              (0.14)    $              (0.05)
                                                                     ===================      ===================
                                                                     ===================      ===================

Weighted average shares outstanding used
to compute basic and diluted loss per share                                  16,627,667               14,507,402
                                                                     ===================      ===================





                  The accompanying notes are an integral part of these statements.




                                                 EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                               FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                                              (Restated)



                            Common        Common       Preferred      Preferred     Additional
                            Stock          Stock       Stock          Stock           Paid-in        Accumulated
                            Shares        Amount       Shares         Amount         Capital-          Deficit           Total
                                                                                       and
                                                                                     receivable
                                                                                    from officer
                          -----------    ----------    -----------    ----------    ------------    --------------    ------------

Balance, December 31,                                                                                           $
2002                      15,098,736       $15,099        373,779      $618,161     $32,272,700      (31,202,978)      $1,702,982
                          -----------    ----------    -----------    ----------    ------------    --------------    ------------

Issuance of common stock
in connection with joint
development contract, net
of offering costs            311,915           312             --            --         492,181                --         492,493

Issuance of common stock
in private placement, net
of offering costs          2,007,475          2007             --            --       2,071,155                --       2,073,162

Conversion of convertible
promissory bridge notes,
beneficial conversion
feature                                                                               1,000,000                         1,000,000

Foreign currency
translation                       --            --             --            --        (27,048)                --        (27,048)

Net loss                          --            --             --            --              --       (2,389,830)     (2,389,830)
                          -----------    ----------    -----------    ----------    ------------    --------------    ------------
Balance, March 31, 2003    17,418,126       $17,418        373,779      $618,161     $35,808,988     $(33,592,808)      $2,851,759
                          ===========    ==========    ===========    ==========    ============    ==============    ============


The accompanying notes are an integral part of these statements.



                                                 EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (unaudited)
                                                                                     For the Three Months Ended
                                                                                  March 31,               March 31,
                                                                                    2003                    2002
                                                                                 (Restated)
                                                                             --------------------    --------------------
                                                                             --------------------    --------------------
Cash flows from operating activities:
Net loss                                                                  $          (2,389,830)  $            (701,619)
Adjustments to reconcile net loss to net cash
 (used in) provided by operating activities:
  Depreciation and amortization                                                          200,252                 182,654
 Interest expense, debt conversion                                                     1,000,000                      --
 Compensation expense related to employee                                                     --                  30,500
  Agreement
Changes in assets and liabilities:
  Decrease in accounts receivable                                                      1,312,584                  59,352
  Increase in inventories                                                               (41,128)               (110,849)
  Decrease in prepaid expenses and other current assets                                   12,155                   8,909
  Decrease in deferred tax asset                                                         438,000                 474,688
  Decrease in other assets                                                                11,348                  10,257
  (Decrease) increase in accounts payable                                            (1,154,536)                 113,821
  Decrease in accrued expenses, deferred
    revenue and customer deposits                                                       (65,028)                (43,060)
                                                                             --------------------    --------------------
          Net cash (used in) provided by operating                        $            (676,183)  $               24,653
                 activities
                                                                             --------------------    --------------------
                                                                             --------------------    --------------------

Cash flows from investing activities:
  Capital expenditures                                                                  (12,030)                (58,297)
  Patent costs                                                                           (5,989)                 (7,311)
                                                                             --------------------    --------------------
         Net cash used in investing activities                            $             (18,019)  $             (65,608)
                                                                             --------------------    --------------------
                                                                             --------------------    --------------------

Cash flows from financing activities:
   Net payments under term notes payable                                                      --               (436,111)
   Net  proceeds from issuance of common stock, net of
         offering expenses                                                             1,570,070                      --
                                                                             --------------------    --------------------
                                                                             --------------------    --------------------
         Net cash  provided by (used in) financing                        $            1,570,070  $            (436,111)
                activities
                                                                             --------------------    --------------------
                                                                             --------------------    --------------------

Effect of exchange rate changes                                                         (27,048)                 (8,419)

Net increase (decrease) in cash and cash equivalents                                     848,420               (485,485)
Cash and cash equivalents, beginning of period                                         2,012,809               2,343,303
                                                                             --------------------    --------------------
Cash and cash equivalents, end of period                                  $            2,861,629  $            1,857,818
                                                                             ====================    ====================
                                                                             ====================    ====================


                                   The accompanying notes are an integral part of these statements.

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Revised)

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

     The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in EP MedSystems, Inc.'s (the "Company" or "EP MedSystems'") Annual Report on Form 10-KSB for the year ended December 31, 2002 filed with the Securities and Exchange Commission ("SEC" or "Commission").

Note 2.     Restatement of Financial Statements

     The Company has restated the Consolidated Financial Statements for the three months ended March 31, 2003 for interest expense in connection with the conversion of the $1,000,000 convertible promissory bridge notes which converted into common stock of the Company on January 31, 2003 as part of a related private placement which closed on that date. The restatement was made to recognize interest expense associated with certain beneficial conversion features and the intrinsic value of embedded conversion options within convertible promissory bridge notes outstanding at December 31, 2002 and converted to equity on January 31, 2003.

     Emerging Issues Task Force (EITF) Issue No. 00-27, "Application of Issue 98-5 to Certain Convertible Instruments", and EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", require that if the terms of a contingent conversion option do no allow an issuer to compute the number of shares that a holder would receive if the contingent event occurs and the conversion price is adjusted, an issuer should wait until the contingent event occurs and then compute the resulting number of shares that would be received pursuant to the new conversion price. The number of shares that would be received upon conversion based on the adjusted conversion price would then be compared with the number that would have been received prior to the occurrence of the contingent event. The excess number of shares multiplied by the commitment date stock price equals the incremental intrinsic value that results from the resolution of the contingency and the corresponding adjustment to the conversion price. That incremental amount would be recognized when the triggering event occurs. The decrease in the Company's share price from $2.46 when the convertible promissory bridge notes were issued on December 30, 2002 to $1.23, the conversion price at the time the private placement closed on January 31, 2003, is the cause for the charge. The convertible promissory bridge notes transaction contemplated the precise mechanics and pricing formula of the resulting conversion of the convertible promissory bridge notes into the Company's common stock as part of the private placement , and the convertible promissory bridge notes were converted in accordance with those mechanics and the pricing set forth in the underlying documentation. There was no new information formula presented that has resulted in this restatement since the convertible promissory bridge notes agreement was signed.

     The changes to the Balance Sheet and Statement of Operations as of and for the three months ended March 31, 2003 are as follows:

Balance Sheet                                                As Reported                           Restated
------------------------------------- ----------------------------------- -----------------------------------
Additional paid-in capital                                    34,908,988                          35,908,988
Accumulated deficit                                         (32,592,808)                        (33,592,808)
Total Shareholders' equity                                    $2,851,759                          $2,851,759
------------------------------------ -----------------------------------  -----------------------------------

Statement of Operations
------------------------------------- ----------------------------------- -----------------------------------
Interest expense, debt conversion                                    --                          (1,000,000)
Net loss                                                     (1,389,830)                         (2,389,830)
Basic and diluted loss per share                                 $(0.08)                             $(0.14)
------------------------------------- ----------------------------------- -----------------------------------


Note 3. Inventories

     Inventories are valued at the lower of cost or market with cost being determined on a first-in, first-out basis. Inventories at March 31, 2003 consist of the following:

           Raw materials                    $      1,118,384
           Work in process                           362,110
           Finished goods                            790,013
           Reserve for obsolescence                (135,700)
                                                -------------
                                            $      2,134,808
                                                =============


Note 4. Notes payable

     The Company has outstanding a $3.2 million note payable to Medtronic Asset Management, Inc., an affiliate of Medtronic, Inc., one of EP MedSystems' shareholders ("Medtronic"). On March 12, 2003, Medtronic agreed to an extension of the due date of this Note from November 15, 2003 to April 1, 2004. In connection with that extension, the Company agreed to increase the interest rate by 1% to the prime rate plus 3% per annum and to prepay up to $1 million of the principal amount of the Note, contingent upon receipt of certain equity proceeds. Based on the receipt of $500,000 of equity proceeds and application of those proceeds to repay a portion of the Note, subsequent to the end of the quarter, the Company reclassified the $500,000 repaid portion of the outstanding principal amount of the Note to current. The Note is collateralized by a pledge by David Jenkins, the Chairman of the Board of the Company, of shares of common stock of a privately-held corporation owned by him. (See Note 11).
                                       9

     On November 21, 2002, the Company entered into a mortgage on its facility in West Berlin, New Jersey and received $750,000 in exchange for issuing promissory notes for that aggregate amount. Interest on the Notes is payable quarterly at 8% per annum and the Notes are collateralized by the building. The Notes are convertible into common stock of the Company, at the option of the holder of the Notes over their three -year term, as follows:

-   November 21, 2002 through December 31, 2003 convertible at $2.14 per share
-   January 1, 2004 through December 31, 2004 convertible at $2.50 per share
-   January 1, 2005 through December 31, 2005 convertible at $3.00 per share

     On December 30, 2002, the Company issued convertible promissory bridge notes, in an aggregate amount of $1,000,000, to EGS Private Healthcare Partnership L.P. and EGS Private Healthcare Counterpart L.P. (the "EGS Entities"). The maturity date of those promissory notes was June 30, 2003, and interest accrued at 10% per annum, payable upon maturity. In connection with that financing, the Company issued warrants to the EGS Entities to purchase an aggregate of 50,000 shares of the common stock of the Company at 105% of the closing trading price of its common stock on December 30, 2002. On January 31, 2003, the Company issued common stock in a private placement. The entire principal amount of the promissory notes issued to the EGS Entities and all accrued and unpaid interest thereon were converted into 819,783 shares of common stock and warrants to purchase 327,913 shares of the common stock of the Company in and on the same terms as the private placement. In connection with the conversion, the warrants to purchase 50,000 shares of common stock issued to the EGS Entities on December 30, 2002 were cancelled and the Company recorded a $1,000,000 non-cash charge in connection with the conversion. The charge is for interest expense in connection with the conversion of the convertible promissory bridge notes as a result of certain beneficial conversion features and the intrinsic value of embedded conversion options within the promissory notes. A managing member of the EGS Entities is also a member of the general partner of the Board of Directors of the Company.

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

Note 5. Shareholder's Equity

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

Common Stock

     On September 5, 2002, EP MedSystems entered into a stock purchase agreement and license agreement with Boston Scientific Corporation ("BSC") in connection with a strategic joint development project. The agreement provides that if EP MedSystems abandons the project without cause, an abandonment fee of $1 million in cash or EP MedSystems stock would be payable to BSC. Following the completion of the development, EP MedSystems will have marketing rights to the technology and pay royalties to BSC based on the market value of the technology at the time of sale. The stock purchase agreement with BSC allows for the sale of up to $3,000,000 of common stock based on the achievement by the Company of milestones in the development of certain cardiac electrophysiology technology. The common stock is sold at the lesser of the ten day trailing average trading price per share prior to the closing of each installment purchase, and $5.00 per share. Upon signing of the agreement, EP MedSystems received $500,000 for 210,084 shares issued at the ten-day trailing average trading price of $2.38 per share. On February 4, 2003, the Company issued 311,915 shares of common stock in exchange for $500,000. These shares were registered for resale on Form S-3 on April 2, 2003. Subsequent to the end of the quarter, the Company issued 357,398 shares of common stock in exchange for another payment of $500,000. (See Note
13).

     On January 31, 2003, the Company completed a $2,470,000 private placement of its common stock to various accredited investors. The Company issued 2,007,475 shares of its common stock for a purchase price of $1.23 per share and warrants to purchase 802,990 shares of common stock at an exercise price per share of 110% of the closing trading price on the date of closing of that transaction, or $1.6943. In the private placement, the Company received approximately $1,570,000 in cash, net of offering costs. The balance of the private placement included the conversion of the entire principal amount of and, accrued interest on, the promissory notes from the EGS Entities into common stock of the Company and the securities issued in that private placement on the same terms and conditions as those of the other investors. In connection with that conversion, the 50,000 warrants issued to the EGS Entities on December 30, 2002 were cancelled. With prior notice to the holders of the warrants, the warrants may be repurchased by the Company at $.01 per warrant at any time after the average closing price of the Company's common stock, for any twenty consecutive trading days, has equaled or exceeded $2.54.

Note 6. Sale of State Net Operating Losses

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

         The following table sets forth product sales by geographic segment for the three months ended March 31, 2003 and 2002.

                                                 For The Three Months
                                                    Ended March 31,
                                              2003                  2002
                                              ----                  ----
United States                               $1,218,860            $1,873,000
Europe/Middle East                             428,012               571,000
Asia and Pacific Rim                           643,644               545,000
                                               -------               -------
                                            $2,290,516            $2,989,000
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

Note 9. Comprehensive income

     For the  three  months  ended  March  31,  2003 and  2002,  EP  MedSystems'
comprehensive income approximated net loss, except for foreign currency translation adjustments. The comprehensive losses for the three months ended March 31, 2003 and 2002, were approximately $2,416,700 (restated) and $710,000, respectively.

Note 10. Stock Based Compensation

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

     Had  compensation   costs  for  EP  MedSystems'  stock  option  plans  been
determined consistent with SFAS No. 123 "Accounting for Stock-Based Compensation", EP MedSystems' proforma net loss and loss per share for March 31, 2003 and 2002 would have been as follows:


                                                                   2003                      2002
                                                                (Restated)

       Net loss, as reported                                      $(2,389,830)             $(701,619)

       Add:  Stock-based employee compensation expense
       included in reported net income, net of related tax
       effects                                                               -                      -

       Deduct:  Total stock-based employee compensation
       expense determined under fair value based method
       for all awards granted since January, 1995, net of
       related tax effects                                           (108,305)               (67,085)
                                                             ------------------     ------------------

       Pro forma net loss                                        $(2,498,135)             $(768,704)
                                                             ==================     ==================

       Earnings per share:
           Basic and diluted - as reported                             $(0.14)                $(0.05)
                                                             ------------------     ------------------
           Basic and diluted - pro forma                               $(0.15)                $(0.05)
                                                             ------------------     ------------------

Note 12. Recently Issued Accounting Standards

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

     On July 30, 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (SFAS No. 146"), "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. EP MedSystems adopted this standard on January 1, 2003. The adoption had no impact on its results of its operations, financial position or cash flows.

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

     In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that an entity issuing a guarantee (including those embedded in a purchase or sales agreement) must recognize, at the inception of the guarantee, a liability equal to the fair value of the guarantee. FIN 45 also requires detailed information about each guarantee or group of guarantees even if the likelihood of making a payment is remote. The disclosure requirements of this interpretation are effective for financial statements of periods ending after December 15, 2002, which makes them effective for EP MedSystems for December 31, 2002. The recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. EP MedSystems adopted this standard on January 1, 2003. FIN 45 could have an impact on the future results of the Company, depending on guarantees issued; however, at this time the adoption of this Statement did not have an impact on our results of operation, financial position or cash flows.

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

Note 13. Subsequent Events

     On April 2, 2003, the holders of the mortgage notes which are secured by the $750,000 mortgage on EP MedSystems' facility in West Berlin, converted an aggregate of $375,000 of the mortgage notes into 300,000 shares of common stock of EP MedSystems, Inc. In connection with the conversion, the Company reduced the conversion price from $2.14 per share to $1.25 per share. In accordance with SFAS No. 84, "Induced Conversions of Convertible Debt", the Company recorded a pro forma non-cash charge of approximately $222,000, which will be recorded in the statement of operations for the quarter ended June 30, 2003.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     THE MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS SET FORTH IN THIS ITEM 2 HAS BEEN REVISED TO REFLECT THE RESTATEMENT AND CERTAIN EVENTS OCCURRING SUBSEQUENT TO THE FILING OF THE ORIGINAL FORM 10-QSB, AS WELL AS TO INCORPORATE CERTAIN CONFORMING CHANGES. FOR COMPARATIVE PURPOSES, ALL AMOUNTS ARE PRESENTED ON A RESTATED BASIS.

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

Three Months Ended March 31, 2003.

     Net sales were $2,291,000 for the three months ended March 31, 2003, as compared to $2,989,000 for the comparable period in 2002. This $698,000 (or 23%) decrease is the result of revenue of significantly lower sales of WorkMate units in the United States due to a number of sales not closing, as anticipated before the end of the quarter.

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

     Sales and marketing expenses increased $210,000 (or 18%) to $1,318,000 for the three months ended March 31, 2003, as compared to the same period in 2002. Costs increased as a percentage of total sales to 58% for the first quarter of 2003, as compared to 37% for the same period in 2002. This was primarily due to an increase in headcount in the EP Medsystems' Marketing and Service departments.

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

     Interest expense increased $9,000 for the three months ended March 31, 2003, as compared to the same period in 2002. This was the result of the interest expense related to the promissory notes issued in connection with the mortgage on our West Berlin facility, which was entered into in the fourth quarter of 2002, net of a reduction in the prime interest rate, and the pay down of long-term debt in the first quarter of 2002.

     The Company recorded a $1,000,000 non-cash charge to interest expense, debt conversion in connection with the conversion of the convertible promissory bridge notes as a result of certain beneficial conversion features and the intrinsic value of embedded conversion options within the promissory notes.


Liquidity and Capital Resources.

     Since  EP  Med's   incorporation   in  January  1993,  EP  Med's  financial
performance has resulted in an accumulated deficit of approximately $31,203,000 at December 31, 2002 and approximately $33,593,000 at March 31, 2003.

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

     Net cash used in operating activities in the three months ended March 31, 2003 was approximately $676,000 as compared with a net cash provided of $25,000 in the same period in 2002. The increase in our net use of cash in operations during 2003 was primarily due to the net loss of $2,390,000, a $1,154,000 decrease in accounts payable, a $1,313,000 decrease in accounts receivable, the collection of $438,000 from the sale of state net operating losses and the non-cash interest expense, debt conversion of $1,000,000. Payments to related parties are made on terms similar to those of other suppliers. Capital expenditures, net of disposals, were $12,000 for the three months ended March 31, 2003, as compared to $58,000 in the same period in 2002. We expect to purchase capital equipment and to expand our manufacturing and assembly capabilities as we continue to grow, however, we currently do not have any commitments for purchases. We lease office and manufacturing space and certain office equipment under operating leases.

     Assets decreased $1,066,000 from $10,928,000 at December 31, 2002 to $9,862,000 at March 31, 2003 The change in assets was due to a number of factors Accounts receivable decreased approximately $1,313,000, as a result of an increased effort in collections and lower sales in the quarter ended March 31, 2003, as compared to the same period in 2002. Cash increased $849,000 from December 31, 2002 in connection with the private placement in January 2003.

     Liabilities decreased $2,215,000 to $7,010,000, and of that balance, accounts payable decreased $1,154,000 to $1,431,000 at March 31, 2003 as the result of the use of cash from the January 2003 private placement to pay accounts payable. In connection with that private placement, the promissory notes payable to the EGS Entities of $996,000 were converted into equity. In addition, $500,000 of long-term notes payable to Medtronic was reclassified to short-term as a result of using $500,000 received from our receipt of equity proceeds from an existing joint development agreement subsequent to the end of the quarter, to repay a portion of that note pursuant to an agreement with Medtronic.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Not Applicable.

ITEM 2. CHANGES IN SECURITIES

         (a) Not applicable.

         (b) Not applicable.

         (c) On January 31, 2003, the Company completed a $2.47 million private placement of its common stock to various "accredited investors", including EGS Private Healthcare Partnership L.P. and EGS Private Healthcare Counterpart L.P., each of which is an affiliate of one member of EP MedSystems' Board of Directors, pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933. The Company issued 2,007,475 shares of its common stock at a purchase price of $1.23 per share, together with warrants to purchase 802,990 shares of common stock, with an exercise price of 110% of the trading price of EP MedSystems' common stock on the date of closing of that transaction, or $1.6943.
             With prior notice to the holders of the warrants, the warrants may be repurchased by the Company for $.01 per warrant at any time after the average closing price of the Company's common stock, for any twenty consecutive trading days, has equaled or exceeded $2.54.

             On February 4, 2003, the Company issued 311,915 shares of common stock in exchange for the payment of $500,000 in accordance with a previously disclosed joint development project in a private transaction to an accredited investor pursuant to Rule 506 of Regulation D under the Securities Act of 1933.

             On April 2, 2003, the holders of an aggregate of $750,000 of promissory notes secured by a mortgage on EP MedSystems' corporate office facility converted $375,000 of the mortgage notes into 300,000 shares of common stock. Such conversion was a privately negotiated transaction conducted pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933.
             To induce the holders to convert, EP MedSystems reduced the previously agreed to conversion price from $2.14 per share to $1.25 per share.

             On April 11, 2003, the Company completed a $210,000 private placement of its common stock with various "accredited investors" pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933. In that transaction, the Company issued 120,000 shares of its common stock for a purchase price of $1.75 per share.

             In April 2003, the Company issued 357,398 shares of common stock in exchange for the payment of $500,000 in accordance with a previously disclosed joint development project in a private transaction pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933.

         (d) Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

     On April 28, 2003, the Company issued a press release stating that it had received notice from Nasdaq confirming Nasdaq's conditional transfer of, and resulting continued listing of, the Company's common stock on The Nasdaq Small Cap Market and that the hearing file had been closed. Nasdaq's confirmation has based on the Company's demonstration, through a filing by the Company of Form 8-K, on April 14, 2003, of compliance with a $4,000,000 stockholders' equity condition required by an April 1, 2003 determination by Nasdaq. The rules of the Nasdaq Small Cap Market require the Company to maintain shareholders' equity of at least $2,500,000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         The exhibits are listed in the Exhibit Index appearing at page 27 herein.

(b)      Reports on Form 8-K.

January 9, 2003, under Item 5, the Company reported notice from NASDAQ of non-compliance with the $10 million stockholders equity requirement for continued listing on The Nasdaq National Market, and the Company's intention to request a hearing with Nasdaq to review its determination.

January 31, 2003, under Item 9, Regulation FD Disclosure, attaching press release disclosing sale of 2,007,475 shares of common stock in an exempt private placement, with proceeds of $2.47 million.

April 14, 2003, under Item 9 Regulation FD Disclosure, filing required by Nasdaq to demonstrate compliance. Nasdaq's stated $4,000,000 stockholder's equity condition for continued listing of the Company's Common Stock on The Nasdaq SmallCap Market. The 8-K furnished historical and proforma balance sheet of the Company as at February 28, 2003 demonstrate compliance with the condition.

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

Date: August 19, 2003                   /s/ Reinhard Schmidt
                                        Reinhard Schmidt
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)

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

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board or directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves m anagement or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 19, 2003                        /s/ Matthew C. Hill
                                             Matthew C. Hill
                                             Chief Financial Officer
                                             (Principal Financial Officer)

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