Form 10QSB
period 2003-09-30
EP MEDSYSTEMS INC
filed 2003-11-13
CIK 1012394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

                                   (Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended: September 30, 2003

() TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934
             For the transition period from __________ to __________


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

 Class                                       Outstanding at October 15, 2003
 Common Stock, without par value                       19,235,364 shares

Transitional Small Business Disclosure Format (check one): Yes__ No X

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                                    CONTENTS

                      PART I -- FINANCIAL INFORMATION                                                         Page
                                                                                                          -------------

            Item 1.       Financial Statements.

                          Consolidated Balance Sheets at September 30, 2003
                          (unaudited) and December 31, 2002                                                    3

                          Consolidated Statements of Operations for three months
                          ended September 30, 2003 and 2002 (unaudited)                                        4

                          Consolidated Statements of Operations for the nine
                          months ended September 30, 2003 and 2002 (unaudited)                                 5

                          Consolidated Statement of Changes in Shareholders' Equity for the nine months
                          ended September 30, 2003 (unaudited)                                                 6

                          Consolidated Statements of Cash Flows for the nine
                          months ended September 30, 2003 and 2002 (unaudited)                                 7

                          Notes to Consolidated Financial Statements (unaudited)                               8

            Item 2.       Management's Discussion and Analysis or Plan of Operation.                           20

            Item 3.       Controls and Procedures.                                                             25

PART II -- OTHER INFORMATION

            Item 1.       Legal Proceedings.                                                                   26

            Item 2.       Changes in Securities.                                                               26

            Item 3.       Defaults Upon Senior Securities.                                                     26

            Item 4.       Submission of Matters to a Vote of Security Holders.                                 26

            Item 5.       Other Information.                                                                   27

            Item 6.       Exhibits and Reports on Form 8-K.                                                    27

            Signatures                                                                                         28

            Exhibit Index                                                                                      29


                          Part I FINANCIAL INFORMATION
Item 1.  Financial Statements.

                                                 EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEETS
                                                                            September 30, 2003         December 31,
ASSETS                                                                          (unaudited)                2002
                                                                            --------------------     -----------------
Current assets:
   Cash and cash equivalents                                             $            4,661,993   $         2,012,809
  Restricted cash                                                                     1,000,000                    --
  Accounts receivable, net of allowances for doubtful
      accounts of $98,600                                                             1,513,671             3,438,980
   Inventories, net of reserves                                                       2,441,445             2,037,100
   Prepaid expenses and other current assets                                            605,822               361,782
   Deferred tax asset, net of valuation allowance                                            --               438,000
                                                                            --------------------     -----------------
                                                                            --------------------     -----------------
          Total current assets                                                       10,222,931             8,288,671

Property, plant and equipment, net                                                    1,901,680             2,250,327
Intangible assets, net                                                                  349,977               358,282
Other assets                                                                            623,613                31,198
                                                                            --------------------     -----------------
          Total assets                                                   $           13,098,201  $         10,928,478
                                                                            ====================     =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Promissory note payable                                                $                   --   $           995,585
  Current portion of notes payable                                                    2,200,000                    --
  Accounts payable                                                                    1,221,886             2,586,050
  Accrued expenses                                                                    1,392,863               623,681
  Deferred warranty revenue                                                              83,454               223,245
                                                                            --------------------     -----------------
     Total current liabilities                                                        4,898,203             4,428,561

Accrued interest on long term debt  non-current                                             --               520,162
Deferred warranty revenue  non-current                                                 507,815               326,773
Secured convertible note                                                              4,276,000             3,950,000
                                                                            --------------------     -----------------
          Total liabilities                                                           9,682,018             9,225,496
                                                                            --------------------     -----------------
Commitments and contingencies                                                                --                    --
Shareholders' equity:
  Preferred stock, no par value, 5,000,000 shares
     authorized, 373,779 shares issued and outstanding at
     September 30, 2003 and December 31, 2002, respectively
                                                                                        618,161               618,161
  Common stock, $.001 stated value, 25,000,000 shares authorized,
     19,235,364 and 15,098,736 shares issued and outstanding at
     September 30, 2003 and December 31, 2002, respectively
                                                                                         19,235                15,099
  Additional paid-in capital                                                         40,027,096            32,372,087
  Accumulated other comprehensive (loss) income                                        (85,789)                   613
  Treasury stock                                                                      (100,000)                    --
  Receivable from officer                                                                    --             (100,000)
  Accumulated deficit                                                              (37,062,520)          (31,202,978)
                                                                            --------------------     -----------------
          Total shareholders' equity                                                  3,416,183             1,702,982
                                                                            --------------------     -----------------
          Total liabilities and shareholders' equity                     $           13,098,201  $         10,928,478
                                                                            ====================     =================

                                    The accompanying notes are an integral part of this statement.


                                                 EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                                              (unaudited)
                                                                                 For the Three Months Ended
                                                                           September 30,            September 30,
                                                                                2003                      2002
                                                                        ---------------------      -------------------
                                                                        ---------------------      -------------------

Net sales                                                            $             2,167,437    $           3,410,645
Cost of products sold                                                              1,088,641                1,968,456
                                                                        ---------------------      -------------------
                                                                        ---------------------      -------------------
   Gross profit                                                                    1,078,796                1,442,189

Operating costs and expenses:
Sales and marketing expenses                                                       1,375,245                1,190,091
General and administrative expenses                                                  726,967                  822,221
Research and development expenses                                                    638,637                  812,778
Offering Costs                                                                            --                1,118,770
                                                                        ---------------------      -------------------
   Loss from operations                                                          (1,662,053)              (2,501,671)

Interest expense, net                                                               (75,585)                 (53,300)
Change in valuation of warrants                                                    (264,000)                       --
                                                                        ---------------------      -------------------
   Net loss                                                          $           (2,001,638)    $         (2,554,971)
                                                                        =====================      ===================
                                                                         ====================      ===================

Basic and diluted loss per share                                     $                 (.11)    $               (.17)
                                                                        =====================      ===================
                                                                        =====================      ===================

Weighted average shares outstanding used
to compute basic and diluted loss per share                                       18,766,433               14,946,545
                                                                        =====================      ===================



                                   The accompanying notes are an integral part of these statements.




                                                 EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                                              (unaudited)

                                                                                  For the Nine Months Ended
                                                                           September 30,            September 30,
                                                                                2003                      2002
                                                                        ---------------------      -------------------
                                                                        ---------------------      -------------------

Net sales                                                            $             6,796,385    $           9,494,730
Cost of products sold                                                              3,353,355                4,496,381
                                                                        ---------------------      -------------------
                                                                        ---------------------      -------------------
   Gross profit                                                                    3,443,030                4,998,349

Operating costs and expenses:
Sales and marketing expenses                                                       3,981,087                3,383,547
General and administrative expenses                                                1,819,358                1,860,919
Research and development expenses                                                  1,822,699                2,370,690
Offering Costs                                                                            --                1,118,770
Mortgage conversion expense                                                          222,084                       --
                                                                        ---------------------      -------------------
   Loss from operations                                                          (4,402,198)              (3,735,577)

Interest expense, net                                                              (193,344)                (160,446)
Interest expense, debt conversion                                                 (1,000,000)                     --
Change in valuation of warrants                                                   (264,000)                       --
Other income, net                                                                        --                    5,370
                                                                        ---------------------      -------------------
                                                                        ---------------------      -------------------
   Net loss                                                          $           (5,859,542)    $         (3,890,653)
                                                                        =====================      ===================
                                                                         ====================      ===================

Basic and diluted loss per share                                     $                 (.33)    $               (.26)
                                                                        =====================      ===================
                                                                         ====================      ===================

Weighted average shares outstanding used
to compute basic and diluted loss per share                                       17,856,080               14,764,989
                                                                        =====================      ===================


                                   The accompanying notes are an integral part of these statements.




                                                 EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                                              (unaudited)


                                                                                Accumulated  Receivable
                                                                                Other        from
                            Common    Common   Preferred Preferred Additional   Comp-        Officer/
                            Stock      Stock   Stock     Stock       Paid-in    rehensive    Treasury      Accumulated
                            Shares    Amount   Shares    Amount      Capital    Income       Stock           Deficit        Total
                         ------------ -------- --------- --------- ------------ ------------ ------------ --------------- ----------

Balance, December 31,
2002                      15,098,736  $15,099   373,779  $618,161  $32,372,087         $613   $(100,000)  $ (31,202,978)  $1,702,982
                          ----------- -------- --------- --------- ------------ ------------ ------------ --------------- ----------

Issuance of common
stock in connection
with joint development
contract, net of
offering costs             1,270,944    1,271        --        --    2,461,194           --           --              --   2,462,465

Issuance of common
stock in private
placement including
conversion of
promissory note, net of
offering costs             2,007,475    2,007        --        --    2,071,155           --           --              --   2,073,162

Conversion of
convertible promissory
bridge notes,
beneficial conversion
feature                          --         --       --        --    1,000,000           --           --              --   1,000,000

Foreign currency
translation                       --       --        --        --           --     (86,402)           --              --    (86,402)


Issuance of common
stock in private
placement, net of                                                                                                            202,500
offering costs               120,000      120        --        --      202,380           --           --              --

Issuance of common
stock in connection
with conversion of
mortgage to equity
including non-cash
mortgage conversion                                                                                                          972,084
costs of $222,084            475,234      475        --        --      971,609           --           --              --

Issuance of common
stock in connection
with Secured                                                                                                                 100,000
Convertible Note              40,000       40        --  --             99,960           --           --              --

Beneficial conversion
feature in connection
with Secured
Convertible Note                  --       --        --        --      486,147           --           --              --     486,147

Issuance of common
stock in connection
with exercise of                                                                                                             362,787
warrants                     222,975      223        --        --      362,564           --           --              --

Net Loss                          --       --        --        --           --           --           --     (5,859,542) (5,859,542)
                          ----------- -------- --------- --------- ------------ ------------ ------------ --------------- ----------
                          19,235,364  $19,235   373,779  $618,161  $40,027,096                             $(37,062,520)
Balance, September 30,
2003                                                                              $(85,789)   $(100,000)                  $3,416,183
                          =========== ======== ========= ========= ============ ============ ============ =============== ==========



                                The accompanying notes are an integral part of these statements.



                                                 EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (unaudited)
                                                                                    For the Nine Months Ended
                                                                              September 30,           September 30,
                                                                                  2003                    2002
                                                                            ------------------      ------------------
                                                                            ------------------      ------------------
Cash flows from operating activities:
Net loss                                                               $          (5,859,542)    $        (3,890,653)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                       521,260                 511,932
  Interest expense, debt conversion                                                 1,000,000                      --
  Mortgage conversion expense                                                         222,084                      --
  Change in value of warrants and amortization of beneficial
    conversion feature                                                                291,000                      --
  Compensation expense                                                                     --                  42,000
  Write off of deferred offering costs                                                     --               1,042,413
Changes in assets and liabilities:
  Decrease in accounts receivable                                                   1,925,309               1,117,084
  Increase in inventories                                                           (458,550)               (686,758)
  Decrease in prepaid expenses and other assets
                                                                                       73,092                  60,006
  Decrease in deferred tax asset                                                      438,000                 474,688
  (Decrease) increase in accounts payable                                         (1,364,164)               1,374,001
  Increase (decrease) in accrued expenses, deferred revenue, and
    accrued interest                                                                  290,271               (286,374)
                                                                            ------------------      ------------------
                                                                            ------------------      ------------------
          Net cash used in operating activities                        $          (2,921,240)    $          (241,661)
                                                                            ------------------      ------------------
                                                                            ------------------      ------------------

Cash flows from investing activities:
  Capital expenditures                                                              (103,123)               (140,742)
  Patent costs                                                                        (6,980)                 (7,311)
                                                                            ------------------      ------------------
                                                                            ------------------      ------------------
         Net cash used in investing activities                         $            (110,103)    $          (148,053)
                                                                            ------------------      ------------------
                                                                            ------------------      ------------------

Cash flows from financing activities:
   Payments under term notes payable                                              (1,000,000)               (436,111)
   Proceeds from issuance of secured convertible debt                               3,661,600                      --
   Increase in restricted cash                                                    (1,000,000)                      --
   Proceeds from issuance of common stock, net of offering costs
                                                                                    4,105,329                 472,336
                                                                            ------------------      ------------------
                                                                            ------------------      ------------------
      Net cash provided by financing activities                        $            5,766,929  $               36,225
                                                                            ------------------      ------------------
                                                                            ------------------      ------------------

Effect of exchange rate changes                                                      (86,402)                 (9,924)
                                                                            ------------------      ------------------

Net increase  (decrease) in cash and cash equivalents                               2,649,184               (363,413)
Cash and cash equivalents, beginning of period                                      2,012,809               2,343,303
                                                                            ------------------      ------------------
Cash and cash equivalents, end of period                               $            4,661,993    $          1,979,890
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

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1. Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring adjustments) considered necessary for a fair presentation have been included.

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

Note 2. Inventories

Inventories are valued at the lower of cost or market with cost being determined on a first-in, first-out basis. Inventories consist of the following at September 30, 2003 and December 31, 2002:

                                                September 30, 2003            December 31, 2002
                                                --------------------        ----------------------
                                                --------------------        ----------------------
           Raw materials                    $             1,246,584     $               1,267,194
           Work in process                                  490,367                       152,634
           Finished goods                                   842,494                       752,972
           Reserve for obsolescence                       (138,000)                     (135,700)
                                                --------------------    --- ----------------------
                                            $             2,441,445     $               2,037,100
                                                ====================    === ======================


Note 3. Notes Payable

     The Company has outstanding a $2.2 million note payable to Medtronic Asset Management, Inc., an affiliate of Medtronic, Inc. ("Medtronic"), one of EP MedSystems' shareholders. On March 12, 2003, Medtronic agreed to an extension of the due date of this Note from November 15, 2003 to April 1, 2004. In connection with that extension, the Company agreed to increase the interest rate by 1% to the prime rate plus 3% per annum and to prepay up to $1 million of the principal amount of the note, which was paid in the third quarter. The note is collateralized by a pledge by David Jenkins, the Chairman of the Board of the

Company, of shares of common stock of a privately held corporation owned by him. Accrued interest related to this note of $664,000 is included on the Balance Sheet under the caption "Accrued Expenses."

     On November 21, 2002, the Company entered into a mortgage on its facility in West Berlin, New Jersey and received $750,000 in exchange for issuing promissory notes for that aggregate amount. Interest on the promissory notes was payable quarterly at 8% per annum and the building collateralized the promissory notes. The promissory notes were convertible into common stock of the Company at the option of the holder of the promissory notes over their three -year term, as follows:

-    November 21, 2002 through December 31, 2003, convertible at $2.14 per share

-    January 1, 2004 through December 31, 2004, convertible at $2.50 per share

-    January 1, 2005 through December 31, 2005, convertible at $3.00 per share

     On April 2, 2003, the holders of the mortgage notes, which were secured by the $750,000 mortgage on EP MedSystems' facility in West Berlin, converted an aggregate of $375,000 of the mortgage notes into 300,000 shares of common stock of EP MedSystems. In connection with the conversion, the Company reduced the conversion price from $2.14 per share to $1.25 per share, which resulted in the recording of a non-cash mortgage conversion charge of $222,084. On June 30, 2003, the holders of the mortgage notes converted the final portion of the mortgage notes into 175,234 shares of common stock at a conversion price of $2.14 as stated in the agreement.

     On December 30, 2002, the Company issued convertible promissory bridge notes, in an aggregate amount of $1,000,000, to EGS Private Healthcare Partnership L.P. and EGS Private Healthcare Counterpart L.P. (the "EGS Entities"). The maturity date of those promissory notes was June 30, 2003, and interest accrued at 10% per annum, payable upon maturity. In connection with that financing, the Company issued warrants to the EGS Entities to purchase an aggregate of 50,000 shares of the common stock of the Company at 105% of the closing trading price of its common stock on December 30, 2002. On January 31, 2003, the Company issued common stock in a private placement. The entire principal amount of the promissory notes issued to the EGS Entities and all accrued and unpaid interest thereon were converted into 819,783 shares of common stock and warrants to purchase 327,913 shares of the common stock of the Company in and on the same terms as the private placement. In connection with the conversion, the warrants to purchase 50,000 shares of common stock issued to the EGS Entities on December 30, 2002 were cancelled. The Company recorded a $1,000,000 non-cash charge in connection with the conversion. The charge is for interest expense in connection with the conversion of the convertible promissory bridge notes as a result of certain beneficial conversion features and the intrinsic value of embedded conversion options within the promissory notes. A managing member of the EGS Entities is also a member of the Board of Directors of the Company.

     On August 28, 2003, the Company issued a Secured Convertible Note (the "Convertible Note") to Laurus Master Fund, Ltd. ("Laurus") and entered into a related Security Agreement with Laurus, pursuant to which Laurus provided the Company with a $4,000,000 revolving asset-based credit facility in the form of a three-year Convertible Note secured by the accounts receivable, inventory, real property and other assets of the Company, other than intellectual property.

     At the closing of the transaction, the Company issued the Convertible Note to Laurus having a principal amount of $4,000,000 and received net proceeds of $2,661,600. The remaining $1,000,000 has been funded by Laurus and is expected to be available to the Company upon the fulfillment of certain customary requirements associated with documenting Laurus' security interest in the Company's real property and is included on the Balance Sheet under the caption "Restricted Cash". The balance of the proceeds was used to pay fees incurred in connection with this transaction. In addition, the Company paid a portion of the fees payable to an intermediary, Biscayne Capital Markets, Inc. ("Biscayne"), in shares of the Company's Common Stock having a market value on the date of closing of this transaction equal to $100,000. The net proceeds of the Convertible Note will be used by the Company for working capital purposes and payment of outstanding debt.

     The portion of the Convertible Note against which Laurus advances funds based on the Company's accounts receivable bears interest at the prime rate, with a floor of 4%, and the balance (the "Advance Amounts") bears interest at the prime rate plus 2%. One half of Advance Amounts outstanding on the date of closing (approximately $1,350,000) is required to be repaid on or before February 28, 2005. The remaining balance of the Advance Amounts outstanding on the date of the closing is required to be repaid on or before August 28, 2006. The Company, subject to certain rights of cancellation, may extend the credit facility by Laurus, on a year-by-year basis, commencing August 28, 2006. The Company may repay in cash, without penalty, up to $500,000 of the Convertible
Note in any one calendar year, plus all Advance Amounts.

     Subject to certain volume limitations and other conditions, all or a portion of the Convertible Note is convertible into the Common Stock of the Company at the Company's option if the market price of the Company's Common Stock reaches a level, for 11 consecutive trading days, which is above 120% of $2.55 (the "Fixed Conversion Price"), which is a price in excess of the market price of the Company's Common Stock on the date of closing. Subject to certain volume limitations and other conditions, Laurus has the option to convert all or a portion of the Convertible Note into shares of the Company's Common Stock at the Fixed Conversion Price.

     Following the conversion into the Company's Common Stock by the Company and/or Laurus of an aggregate of $2,000,000 of the principal amount of the Convertible Note (a "Conversion Event"), the Fixed Conversion Price will be adjusted upward to a price which is 115% of the average of the closing price of the Company's Common Stock for the three trading days prior to the Conversion Event. Subject to certain limitations, including the repayment obligations with respect to Advance Amounts described above, the dollar amounts of the Convertible Note converted may be re-borrowed.

     The Fixed Conversion Price is subject to adjustment, with customary exceptions and on a weighted-average basis, in connection with sales of the Company's securities below the Fixed Conversion Price then in effect, and is also subject to adjustment for stock splits, combinations, stock dividends and similar events. As part of the credit facility transaction, Laurus and the intermediary also received warrants to purchase an aggregate of 240,750 shares of the Company's Common Stock (the "Warrants"), with exercise prices set as follows: $2.93 per share for the purchase of up to the first 133,750 shares, $3.19 per share for the purchase of up to the next 80,250 shares, and $3.70 per share for the purchase of up to the final 26,750 shares. The expiration date of the warrant is August 28, 2010. The exercise price of the warrants and the number of shares underlying the warrants are subject to adjustments for stock splits, combinations, stock dividends and similar events.

     The Company registered, under the Securities Act of 1933, as amended, 1,500,000 shares of its Common Stock which may be received by Laurus upon conversion of the Convertible Note and exercise of the Warrant and will be required to register the remainder of such shares (approximately 300,000 shares) on the date which is the earlier of (i) one year from the closing of the transaction or (ii) the date of conversion of a portion of the Convertible Note.

     In accordance with the provisions of Emerging Issues Task Force (EITF) Issue 00-27, "Application of EITF Issue No. 98-5 'Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios', to Certain Convertible Securities", the allocated value of the Convertible Note contained a beneficial conversion feature calculated based on the difference between the effective conversion price of the proceeds allocated to the Convertible Notes and the Warrants at the date of issuance. The amount arising from the beneficial conversion feature aggregated $486,000 and is being amortized as interest expense from the date of the issuance of the Convertible Note to the mandatory redemption date of August 28, 2006.

     The Company valued the Convertible Note and the Warrants at issuance. The fair value of the Warrants at the time of issue was $407,500. In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," the Company marked the Warrants to market at September 30, 2003 incurring a non-cash charge of $264,000. The Warrants will continue to be marked to market until they are exercised or until amendment of the applicable agreements pursuant to which the Warrants were issued and the underlying shares are registered. The net carrying value of the Convertible Note, after allocation of the fair value of the Warrants, of $3,435,000 is being accreted to interest expense over the life of the agreement.

Note 4. Shareholder's Equity

Preferred Stock

     Medtronic, Inc. holds 373,779 of the Company's Series A preferred shares which are convertible into 387,946 shares of common stock of the Company.

Common Stock

     On September 5, 2002, EP MedSystems entered into a stock purchase agreement and license agreement with Boston Scientific Corporation ("BSC") in connection with a strategic joint development project. Following the completion of the development, which occurred in the third quarter 2003, EP MedSystems has marketing rights to the technology and will pay royalties to BSC based on the market value of the technology at the time of sale of the product. The stock purchase agreement with BSC allowed for the sale of up to $3,000,000 of common stock based on the achievement by the Company of milestones in the development of certain cardiac electrophysiology technology. The common stock was sold at the lesser of the ten-day trailing average trading price per share prior to the closing of each installment purchase, and $5.00 per share. Upon signing of the agreement, EP MedSystems received $500,000 for 210,084 shares issued at the ten-day trailing average trading price of $2.38 per share. On February 4, 2003, the Company issued 311,915 shares of common stock in exchange for $500,000. These shares were registered for resale on Form S-3 on April 2, 2003. On April 21, 2003, the Company issued 357,398 shares of common stock in exchange for another payment of $500,000. During the third quarter of 2003, the Company issued 601,631 shares of common stock in exchange for the final payments totaling $1,500,000.

     On January 31, 2003, the Company completed a $2,470,000 private placement of its common stock to various accredited investors. The Company issued 2,007,475 shares of its common stock for a purchase price of $1.23 per share and warrants to purchase 802,990 shares of common stock at an exercise price per share of 110% of the closing trading price on the date of closing of that transaction, or $1.6943. In the private placement, the Company received approximately $1,570,000 in cash, net of offering costs. The balance of the private placement included the conversion of the entire principal amount of, and accrued interest on, the promissory notes from the EGS Entities into common stock of the Company and the securities issued in that private placement were issued on the same terms and conditions as those of the other investors. In connection with that conversion, the 50,000 warrants issued to the EGS Entities on December 30, 2002 were cancelled and the Company recorded a $1,000,000 non-cash charge in connection with the conversion. The charge is for interest conversion expense associated with certain beneficial conversion features and the intrinsic value of embedded conversion options within the promissory notes. With prior notice to the holders of the warrants, the warrants may be repurchased by the Company at $.01 per warrant at any time after the average closing price of the Company's common stock, for any twenty consecutive trading days, has equaled or exceeded $2.54. In July of 2003, the closing price requirement for repurchase of the warrants was met, notice to repurchase the warrants was given to the warrant holders by the Company, and 222,975 shares of common stock were issued upon exercise of these warrants.

     On April 4, 2003, the principal amount of, and all accrued and unpaid interest on, the note receivable from a Company officer were repaid by that officer through return to treasury of the 50,000 shares of common stock to the Company, which collateralized that loan. The market price of the Company's common stock on the date of such return was $2.08. The shares are recorded on the balance sheet under the caption "Treasury stock."

     On April 11, 2003, the Company completed a $210,000 private placement of its common stock with various accredited investors. The Company issued 120,000 shares of its common stock for a purchase price of $1.75 per share.

Note 5. Sale of State Net Operating Losses

     During the nine months ended September 30, 2003 and 2002, EP MedSystems received approximately $438,000 and $475,000, respectively, from the sale of a portion of its cumulative unused New Jersey State Net Operating Loss ("State NOL") carryforwards for its statutory subsidiaries. The sales of the cumulative net operating losses are a result of a New Jersey State law enacted January 1, 1999 allowing emerging technology and biotechnology companies to transfer or "sell" their unused State NOL carryforwards and New Jersey research and development tax credits to any profitable New Jersey company qualified to purchase them for cash. As of December 31, 2002 and 2001, EP MedSystems had recorded approximately $438,000 and $475,000, respectively, in deferred tax assets related to these sales. These deferred tax assets were realized upon receipt of cash from the sales of these benefits to third parties in the nine months ended September 30, 2003 and 2002.

Note 6. Industry Segment and Geographic Information

     EP MedSystems manages its business based on one reportable segment, the manufacture and sale of cardiac electrophysiology products. EP MedSystems' chief operating decision-makers use consolidated results to make operating and strategic decisions.

     The following table sets forth product sales by geographic segment for the nine months ended September 30, 2003 and 2002.


                                                 For The Nine Months
                                                  Ended September 30,
                                              2003                  2002
United States                               3,842,000             5,910,000
Europe/Middle East                          1,944,000             1,942,000
Asia and Rest of World                      1,010,000             1,643,000
                                            ---------             ---------
                                            6,796,000             9,495,000

     Sales of EP MedSystems' cardiac electrophysiology equipment and related catheters aggregated approximately $5,972,000 and $824,000 respectively, for the nine months ended September 30, 2003, and $8,676,000 and $819,000, respectively, for the comparable period in 2002. EP MedSystems' long-lived assets are primarily located in the U.S.

     Net sales for the three months ended September 30, 2003 were billed in two currencies: $2,072,000 in U.S. dollars and the equivalent of $95,000 in Euros. Management has determined the impact of foreign currency risk on sales to be minimal since a majority of sales are billed in U.S. dollars. EP MedSystems does incur translation gains/losses, which are recorded in shareholders' equity. Cumulative translation losses amounted to approximately $86,000 as of September 30, 2003. EP MedSystems had not entered into any derivative financial instruments for hedging or other purposes.

Note 7. Net Loss Per Share

     Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding for the period. Due to the losses incurred for the quarter, diluted net loss per share does not differ from basic net loss per share, since potential shares of common stock issuable upon the exercise of stock options, warrants, convertible preferred shares, and convertible debt are anti-dilutive for all periods presented. Accordingly, potential common shares of approximately 3,918,589 and 3,054,073 for the nine months ended September 30, 2003 and 2002, respectively, have been excluded from the diluted per share calculation.

Note 8. Comprehensive Income

     For the three and nine months ended September 30, 2003 and 2002, components of comprehensive loss include net loss and foreign currency translation adjustments. The comprehensive losses for the three months ended September 30, 2003 and 2002 were approximately $1,992,000 and $2,558,000, respectively. The comprehensive losses for the nine months ended September 30, 2003 and 2002, were approximately $5,946,000 and $3,900,000, respectively.

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

                                                For the Nine Months                      For the Three Months
                                                Ended September 30,                       Ended September 30,
                                               2003               2002                  2003              2002

   Net loss, as reported                      $(5,859,542)      $(3,890,653)          $(2,001,638)       $(2,554,971)

Add:  Stock-based employee
compensation expense included in
reported net income
                                                        --                --                    --                 --

Deduct:  Total stock-based
employee compensation expense
determined under fair value based
method for all options
                                                 (350,178)         (266,532)             (134,408)          (108,383)
                                        ------------------- -----------------
                                                                                   ---------------- ------------------

Proforma net loss                            $(6,208,720)      $(4,157,185)          $(2,136,046)       $(2,663,354)
                                        =================== =================      ================ ==================
                                                                                   ================ ==================

Earnings per share:
    Basic and diluted - as
    reported                                        $(.33)            $(.26)                $(.11)             $(.17)
                                        ------------------- -----------------     ----------------- ------------------
    Basic and diluted - pro
    forma                                           $(.35)            $(.28)                $(.11)             $(.18)
                                        ------------------- -----------------     ----------------- ------------------


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

     On July 30, 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS No. 146"), "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires that a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred. SFAS No. 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 was effective for exit or disposal activities that are initiated after December 31, 2002. EP MedSystems adopted this standard on January 1, 2003. The adoption had no impact on its results of its operations, financial position or cash flows.

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

     In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that an entity issuing a guarantee (including those embedded in a purchase or sales agreement) must recognize, at the inception of the guarantee, a liability equal to the fair value of the guarantee. FIN 45 also requires detailed information about each guarantee or group of guarantees even if the likelihood of making a payment is remote. The disclosure requirements of this interpretation are effective for financial statements of periods ending after December 15, 2002, which makes them effective for EP MedSystems for December 31, 2002. The recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. EP MedSystems adopted this standard on January 1, 2003. In the ordinary course of business, the Company enters into agreements with third parties that contain indemnification obligations of EP MedSystems, and at that time, the Company values these indemnification obligations. Estimated fair value of these indemnification obligations has been considered to be immaterial to the consolidated financial statements.

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

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This standard amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. SFAS No. 149 could have a future impact depending on transactions entered into, however, at this time the adoption of SFAS No. 149 had no impact on the Company's results of operations, financial position or cash flows.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This standard requires an issuer to classify certain financial instruments as liabilities. It also changes the classification of certain common financial instruments from either equity or presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 could have a future impact depending on transactions entered into, however, at this time the adoption SFAS 150 had no impact on the Company's results of operations, financial position or cash flows.

Note 11. Guarantor Condensed Financial Statements

     In connection with the Convertible Note transaction, one of the Company's subsidiaries (the "Guarantor") guaranteed the Convertible Note. We believe that the non-guarantor subsidiaries of the Company are minor and would not provide any additional information material to investors. Therefore, the non-guarantor subsidiaries of the Company are combined in the presentation below. There are no significant restrictions on the ability of the Guarantor to make distributions to EP MedSystems. The following tables represent the results of operations, financial position and cash flows of EP MedSystems, the Guarantor and the eliminations necessary to arrive at the information for the Company on a consolidated basis.

     General corporate expenses have been allocated to the Guarantor. Additionally, all of the indebtedness of the Company historically has been, and continues to be, carried at the Company level and therefore is included in the EP MedSystems' column in the following tables.

                                                          EP MEDSYSTEMS, INC.
                                           Condensed Consolidating Statements of Operations

                                                              Nine Months Ended September 30, 2003
                                              ----------------------------------------------------------------------
                                              ----------------------------------------------------------------------
                                               EP MedSystems and     Guarantor      Eliminations     Consolidated
                                                 Non-Guarantor
                                                 Subsidiaries
                                              ----------------------------------------------------------------------
                                              ----------------------------------------------------------------------

Sales                                                 $ 5,971,755       $ 824,630                       $ 6,796,385

Cost of products sold                                   2,572,591         780,764                         3,353,355
                                              ------------------------------------                 -----------------
                                              ------------------------------------                 -----------------

          Gross profit                                  3,399,164          43,866                         3,443,030
Operating costs and expenses:

Sales and marketing expenses                            2,931,893       1,049,194                         3,981,087
   General and administrative
       expenses                                         1,285,190         534,168                         1,819,358

   Research and development expenses                    1,317,847         504,852                         1,822,699

   Mortgage conversion expense                            222,084                                           222,084
                                                                                -
                                              ------------------------------------                 -----------------
                                              ------------------------------------                 -----------------

          Loss from operations                        (2,357,850)     (2,044,348)                       (4,402,198)

Interest expense, net                                   (193,344)               -                         (193,344)

Interest expense, debt conversion                     (1,000,000)               -                       (1,000,000)

Change in valuation of warrants                         (264,000)               -                         (264,000)
                                              ------------------------------------                 -----------------
                                              ------------------------------------                 -----------------

      Net loss                                       $(3,815,194)    $(2,044,348)                      $(5,859,542)
                                              ====================================                 =================




                                                          EP MedSystems, Inc.
                                                 Condensed Consolidating Balance Sheet

                                                                          September 30, 2003
                                               -------------------------------------------------------------------------
                                               EP MedSystems and      Guarantor       Eliminations      Consolidated
                                                 Non-Guarantor
                                                 Subsidiaries
                                              --------------------------------------------------------------------------
                                              --------------------------------------------------------------------------
ASSETS
Current assets:

Cash and cash equivalents                             $ 4,644,456           $17,537                -        $ 4,661,993

   Restricted Cash                                      1,000,000                 -                -          1,000,000

   Accounts receivable, net                             1,317,129           196,542                -          1,513,671

   Inventories, net                                     1,379,958         1,061,487                -          2,441,445
   Prepaid expenses and other
     current assets                                       598,532             7,290                -            605,822
                                              --------------------------------------------------------------------------

          Total current assets                          8,940,075         1,282,856                -         10,222,931

Property, plant and equipment, net                        734,332         1,167,348                -          1,901,680

Intangible assets, net                                          -           349,977                -            349,977

Other assets                                              623,613                 -                -            623,613
                                              --------------------------------------------------------------------------

          Total assets                                $10,298,020        $2,800,181                -        $13,098,201
                                              ==========================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

  Current portion of notes payable                      2,200,000                 -                -          2,200,000

  Accounts payable                                      1,115,519           106,367                -          1,221,886

  Accrued expenses                                      1,368,122            24,741                -          1,392,863

  Deferred warranty revenue                                83,454                 -                -             83,454
                                              --------------------------------------------------------------------------

     Total current liabilities                          4,767,095           131,108                -          4,898,203

Deferred warranty revenue - non current                   507,815                 -                -            507,815

Intercompany balances                                 (2,669,073)        19,321,737     (16,652,664)                  -

Secured convertible note                                4,276,000                 -                -          4,276,000
                                              --------------------------------------------------------------------------

          Total liabilities                             6,881,837        19,452,845     (16,652,664)          9,682,018
                                              --------------------------------------------------------------------------
                                              --------------------------------------------------------------------------

Total shareholders' equity (deficit)                    3,416,183      (16,652,664)       16,652,664          3,416,183
                                              --------------------------------------------------------------------------
Total liabilities and shareholders'
equity                                                $10,298,020        $2,800,181                -        $13,098,201
                                              ==========================================================================



                                                          EP MEDSYSTEMS, INC.
                                                  CONDENSED CONSOLIDATING STATEMENT OF
                                                              CASH FLOWS
                                                              For the Nine Months Ended September 30, 2003
                                                    ------------------------------------------------------------------
                                                    ----------------- --------------- --------------- ----------------
                                                      EP MedSystems      Guarantor     Eliminations     Consolidated
                                                          and
                                                     Non-Guarantor
                                                      Subsidiaries
                                                    ----------------- --------------- --------------- ----------------
                                                    ----------------- --------------- --------------- ----------------
Cash flows from operating activities:
Net loss                                                 (3,815,194)     (2,044,348)             $ -     $(5,859,542)
Adjustments to reconcile net loss to net cash
used in operating activities:
  Depreciation and amortization                              436,188          85,072                          521,260
  Interest expense, debt conversion                        1,000,000               -                        1,000,000
  Mortgage conversion expense                                222,084               -                          222,084
  Change in value of warrants and amortization of
    beneficial conversion feature
                                                             291,000               -                          291,000
Changes in assets and liabilities:
  Accounts receivable                                      1,985,633        (60,324)                        1,925,309
  Inventories                                              (446,726)        (11,824)                        (458,550)
  Prepaid expenses and other assets                           80,382         (7,290)                           73,092
  Deferred tax asset                                         219,000         219,000                          438,000
  Accounts payable                                       (1,335,167)        (28,997)                      (1,364,164)
 Accrued expenses, deferred revenue, and accrued
    interest                                                 311,276          21,005                          290,271
                                                    ----------------- --------------- --------------- ----------------

          Net cash used in operating activities         $(1,051,524)    $(1,869,716)             $ -      (2,921,240)
                                                    ----------------- --------------- --------------- ----------------


Cash flows from investing activities:
  Capital expenditures                                     (103,123)               -                        (103,123)
  Patent costs                                                     -         (6,980)                          (6,980)
                                                    ----------------- --------------- --------------- ----------------

         Net cash used in investing activities            $(103,123)        $(6,980)             $ -       $(110,103)
                                                    ----------------- --------------- --------------- ----------------


Cash flows from financing activities:
   Payments under term notes payable                     (1,000,000)                                      (1,000,000)
   Proceeds from issuance of secured convertible
    debt                                                   3,661,600                                        3,661,600
   Increase in restricted cash                           (1,000,000)                                      (1,000,000)
   Change in intercompany balances                       (1,876,848)       1,876,848                                -
   Proceeds from issuance of common stock, net of
    offering expenses                                      4,105,329               -                        4,105,329
                                                    ----------------- --------------- --------------- ----------------
                                                                                                      ----------------
      Net cash provided by financing activities          $3,890,081      $1,876,848             $ -        5,766,929
                                                                                                      ----------------
                                                    ----------------- --------------- --------------- ----------------

Effect of exchange rate changes                             (86,402)                                         (86,402)
                                                    ----------------- --------------- --------------- ----------------

Net increase in cash and cash equivalents                  2,649,032             152                        2,649,184
Cash and cash equivalents, beginning of period             1,995,424          17,385                        2,012,809
                                                    ---------------    ---------------- -------------  ---------------
Cash and cash equivalents, end of period                  $4,644,456         $17,537             $ -       $4,661,993
                                                          ==========         =======    =============== ==============
                                   The accompanying notes are an integral part of these statements.

Item 2.Management's Discussion and Analysis or Plan of Operation.

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

     EP MedSystems' leading diagnostic product is the EP-WorkMate(R), a computerized electrophysiology workstation that monitors displays and stores cardiac electrical activity and arrhythmia data. The EP-WorkMate(R) offers, among other features, display and storage of up to 192 intracardiac signals, real-time analysis and integration with our own proprietary systems, such as the EP-3(TM) Stimulator, as well as with other technologies and systems. The EP-3(TM) Stimulator is a computerized signal generator and processor which, when integrated with the EP-WorkMate(R), is used to stimulate the heart with electrical impulses in order to produce, and thereby locate, an arrhythmia. For the nine months ended September 30, 2003, the EP-WorkMate(R) and EP-3(TM) Stimulator accounted for approximately 88% of total sales. EP MedSystems also markets a line of diagnostic electrophysiology catheters for stimulation and sensing of electrical signals during electrophysiology studies, which represented approximately 5% of EP MedSystems' total sales revenues for the nine months ended September 30, 2003.

     We have identified the diagnosis and treatment of atrial fibrillation, a particular type of arrhythmia, as a primary focus for our ongoing development efforts. Atrial fibrillation is a condition where erratic electrical signals are present within the atria, the upper chambers of the heart, causing fibrillation of the atria, which prevents the atria from providing appropriate blood flow output. In an effort to address this medical condition, we have developed a product for internal cardioversion of atrial fibrillation known as the ALERT(R) System, which uses a patented electrode catheter to deliver measured, low-energy bi-phasic electrical impulses directly to the inside of the heart to convert atrial fibrillation to a normal heart rhythm. We have obtained Class III Design Examination Certification from a European Notified Body allowing us to label the ALERT(R) System with a CE Mark, an international symbol of adherence to quality assurance standards, design reviews and hazard analysis, which permits us to sell the ALERT(R) System in the European Community. In November 2002, we received pre-market approval from the FDA to sell the ALERT(R) System in the United States. And in September 2003, we received pre-market approval to sell the Alert(R) Companion II in the United States. Sales of the ALERT(R) System and related catheters accounted for approximately 7% of EP MedSystems' total sales revenues for the nine months ending September 30, 2003.

     We have also developed the ViewMate(R) intracardiac ultrasound catheter system consisting of ViewMate(R) ultrasound imaging console and Viewflex(TM) intracardiac imaging catheters. These products offer high-resolution, real-time ultrasound capability designed to improve a physician's or clinician's ability to visualize the inside of the chambers of the heart. We believe that the ViewMate(R) ultrasound system may play an important diagnostic role allowing more effective treatment of complex cardiac arrhythmias such as ventricular tachyarrhythmia and atrial fibrillation. We filed for CE Mark authorization in January 2003 and filed for 510(K) approval to sell the system in the United States on April 2, 2003. On May 1, 2003, the Company received approval from the European Notified Body allowing the sale of the system in the European Community. On October 20, 2003, the Company received market clearance to sell the ViewMate(R) in the U.S.

     EP MedSystems has a history of operating losses, and we expect to continue to incur operating losses in the near future as we continue to expend substantial funds for research and development, clinical trials in support of regulatory approvals, increased manufacturing activity and expansion of sales and marketing activities. The amount and timing of future losses will be dependent upon, among other things, increased sales of our existing products, the timing of regulatory approval and market acceptance of the ALERT(R) System and ultrasound products, developmental, regulatory and market success of new products under development, and EP MedSystems' ability to establish, preserve and enforce intellectual property rights to its products. There can be no assurance that any of our development projects will be successful or that, if development is successful, the products will generate any sales.

Nine Months Ended September 30, 2003 and 2002.

     The Company had net sales of $6,796,000 for the nine months ended September 30, 2003 as compared to $9,495,000 for the comparable period in 2002. This $2,699,000 (or 28%) decrease was primarily due to slower than expected sales in the U.S and lower overall sales in Asia. Sales in Asia, which were impacted in the second quarter by SARS, have not returned to 2002 levels in the third quarter. Decreased sales in Asia have been offset by sales in Latin America. Sales in the U.S. were down approximately $2,068,000 from the same period in 2002. Of that decrease, $1,249,000 was due to the sale of fluoroscopy units in the third quarter of 2002, which the Company did not sell in 2003 because it no longer had a contract to sell these units. The balance of the decrease is due to slower capital spending at hospitals increasing the overall sales cycle.

     Gross profit on sales for the nine months ended September 30, 2003 was $3,443,000 as compared with $4,998,000 for the same period in 2002. Gross profit as a percentage of sales decreased from 53% to 51%, primarily the result of the above mentioned decrease in sales and a higher percentage of sales outside the United States where overall margins are lower.

     Sales and marketing expenses increased $597,000 or (18%) to $3,981,000 for the nine months ended September 30, 2003, as compared to the same period in 2002. This increase was primarily related to an increase in head count and marketing costs in connection with the rollout of new products, partially offset by lower variable selling cost as a result of lower overall sales in 2003.

     General and administrative expenses decreased $42,000 (or 2%) to $1,819,000 for the nine months ended September 30, 2003 as compared to the same period in of 2002. This decrease in general and administrative expenses was primarily due to a favorable impact of the consolidation of our executive offices with our manufacturing facility offset by an increase in business insurance and legal and accounting services.

     Research and development expenses decreased $548,000 (or 23%) to $1,823,000 for the nine months ended September 30, 2003 as compared to the same period in

2002. This decrease was primarily due to decreases in professional fees related to our latest development initiatives around the ALERT(R) System, ViewMate(R) ultrasound imaging console and intracardiac imaging catheters and costs related to regulatory and submission requirements. Both products received various regulatory approvals during 2002 and 2003.

     For the nine months ended September 30, 2003, the Company recorded a non-cash mortgage conversion expense of approximately $222,000 as a result of a reduction in the conversion price for the shares of our Common Stock issuable upon conversion of the mortgage loans.

     Interest expense increased $33,000 to $193,000 for the nine months ended September 30, 2003 as compared to the same period in 2002. This increase can be attributed to (i) the fact that, while the overall interest rate was lower during the period, the amount of debt increased and (ii) $12,000 from the amortization of the discount in connection with the Convertible Note.

     For the nine months ended September 30, 2003, EP MedSystems recorded a non-cash interest expense, debt conversion in connection with the conversion of the $1,000,000 convertible promissory bridge notes which converted into common stock of the Company on January 31, 2003.

Three Months Ended September 30, 2003.

     The Company had net sales of $2,167,000 for the three months ended September 30, 2003, as compared to $3,411,000 for the comparable period in 2002. This $1,244,000 (or 36 %) decrease was primarily a result of the sale, in 2002, of approximately $1,249,000 related to fluoroscopy units, which the Company no longer had a contract to sell in 2003.

     Gross profit on sales for the three months ended September 30, 2003 was $1,079,000, as compared to $1,442,000 for the same period in 2002. The gross profit as a percentage of sales increased from 42% to 50% due to sales of fluoroscopy units in 2002, which carried a much lower margin than other products.

     Sales and marketing expenses increased $185,000 (or 16%) to $1,375,000 for the three months ended September 30, 2003, as compared to the same period in 2002. Costs as a percentage of total sales increased from 35% for the third quarter of 2002 to 63% for the same period in 2003. This increase was primarily due to an increase in headcount in the EP MedSystems' sales and service departments, net of lower variable selling costs as a result of lower sales.

     General and administrative expenses decreased $95,000 (or 12%) to $727,000 for the three months ended September 30, 2003, as compared to the same period in 2002. This decrease is attributable to a number of factors including the consolidation of our executive office with our manufacturing facility, and lower legal costs which were included in offering costs in 2002.

     Research and development expenses decreased $174,000 (or 21%) to $639,000 for the three months ended September 30, 2003, as compared to the same period in 2002. This decrease was primarily due to a reduction in professional fees related to the completion of the development projects around the ALERT(R) System and ViewMate(R) intracardiac ultrasound catheter system, which received regulatory approval in 2002 and 2003, respectively.

     Interest expense increased $22,000 from the same quarter in 2002. The increase was related to a higher level of debt partially offset by lower interest rates in 2003.

Liquidity and Capital Resources.

     From EP MedSystems' incorporation in January 1993 to December 31, 2002, the Company accumulated a deficit of approximately $31,203,000. As of September 30, 2003, the Company's accumulated deficit was approximately $37,063,000.

     We have a history of operating losses and the Company expects to continue to incur operating losses in the near future as substantial funds are expended for research and development, increased manufacturing activity and expansion of sales and marketing activities. The amount and timing of future losses will depend upon, among other things, volume of sales of existing products, the timing of regulatory approval and market acceptance of the ALERT System and ultrasound products, developmental, regulatory and market success of new products under development, and EP MedSystems' ability to establish, preserve and enforce intellectual property rights related to our products. There can be no assurance that any of the Company's development projects will be successful or that, if development is successful, the products will generate any sales. The Company has a $2.2 million note outstanding to Medtronic, which is payable, plus interest, in April 2004. Estimated operating cash flows through the maturity date of the note are sufficient to meet this obligation. The Company intends to seek refinancing of that note prior to its maturity date. However, there is no assurance that the Company will be able to identify or close a financing transaction to generate proceeds to repay the note, or that any such transactions will provide sufficient funds to repay the note. The Company intends to fund future cash flows through the sale of the Company's products and by raising additional capital, if necessary.

     In January  2003,  EP MedSystems  received  approximately  $438,000 in cash
related  to  the  sale  of  a  portion  of  its  unused   cumulative  State  NOL
carryforwards.

     On September 5, 2002, EP MedSystems entered into a stock purchase agreement and license agreement with Boston Scientific Corporation ("BSC") in connection with a strategic joint development project by EP MedSystems and BSC in the field of cardiac electrophysiology. This development plan was completed in the third quarter of 2003. Following this successful completion of the development plan, EP MedSystems has marketing rights to the technology and will pay royalties to BSC based on the market value of the technology at the time of sale. This stock purchase agreement with BSC allowed for the sale of up to $3,000,000 of common stock based on milestones in the development of certain cardiac electrophysiology technology. The common stock was sold at the lesser of the ten-day trailing average trading price per share prior to the closing of each installment purchase, and $5.00 per share. Upon execution of the agreement, EP MedSystems received $500,000 for 210,084 shares issued at the ten-day trailing average trading price of $2.38 per share. On February 4, 2003, the Company issued 311,915 shares of common stock at the ten-day trailing average trading price of $1.60 per share in exchange for $500,000. These shares were registered for resale on Form S-3 on April 2, 2003. In April 2003, the Company issued 357,398 shares of common stock in exchange for another payment of $500,000 at the ten-day trailing average trading price of $1.39 per share. The Company issued 173,732 shares of common stock for a payment of $500,000 in July 2003 and 427,899 shares of common stock for a payment of $1,000,000 in August 2003 in connection with the agreement.

     On November 21, 2002, the Company entered into a mortgage on its facility in West Berlin, New Jersey and received $750,000 in exchange for issuing promissory notes for that aggregate amount. Interest on the promissory notes was payable quarterly at 8% per annum and the building collateralized the promissory notes. The promissory notes were convertible into common stock of the Company, at the option of the holder of the promissory notes over their three-year term, as follows:

-    November 21, 2002 through  December 31, 2003 convertible at $2.14 per share

-    January 1, 2004 through December 31, 2004 convertible at $2.50 per share

-    January 1, 2005 through December 31, 2005 convertible at $3.00 per share

     On April 2, 2003, the holders of the mortgage notes which were secured by the $750,000 mortgage on EP MedSystems' facility in West Berlin, converted an aggregate of $375,000 of the mortgage notes into 300,000 shares of common stock of EP MedSystems, Inc. In connection with the conversion, the Company reduced the conversion price from $2.14 per share to $1.25 per share. In accordance with SFAS No. 84, "Induced Conversions of Convertible Debt", the Company recorded a non-cash charge of $222,084. On June 30, 2003, the holders of the mortgage notes converted the final portion of the mortgage notes into an aggregate of 176,234 shares of common stock at a conversion price of $2.14 as stated in the agreements.

     On August 28, 2003, the Company issued a Secured Convertible Note to Laurus Master Fund, Ltd. ("Laurus") and entered into a related Security Agreement with Laurus pursuant to which Laurus provided the Company with a $4,000,000 revolving asset-based credit facility in the form of a three-year Convertible Note secured by the accounts receivable, inventory, real property and other assets of the Company, excluding intellectual property. The Company received net proceeds of $2,661,000 and the remaining $1,000,000 has been funded by Laurus upon fulfillment of certain customary requirements associated with documenting Laurus' security interest in the Company's real property.

     Net cash used in operating activities in the nine months ended September 30, 2003 was approximately $2,921,000 as compared with a net cash used of $242,000 in the same period in 2002. The increase in our net use of cash in operations during 2003 was primarily due to a net loss of $5,860,000, a
$1,364,000 decrease in accounts payable, partially offset by a $1,925,000 decrease in accounts receivable and the collection of $438,000 from the sale of State NOL carryforwards and the non-cash interest expense, debt conversion and mortgage conversion expense of $1,222,000. Payments to related parties are made on terms similar to those of other suppliers. Capital expenditures, net of disposals, were $103,000 for the nine months ended September 30, 2003, as compared to $141,000 in the same period in 2002. We expect to purchase capital equipment and to expand our manufacturing and assembly capabilities as we continue to grow. However, we currently do not have any commitments for purchases. We lease office and manufacturing space and certain office equipment under operating leases.

     Assets  increased  $2,170,000  from  $10,928,000  at  December  31, 2002 to
$13,098,000 at September 30, 2003. The increase in assets was due to a $3,649,000 increase in cash and restricted cash from the various financings the Company completed in 2003 net of cash paid to Medtronic and cash used for operating activities. In connection with the Convertible Note, the Company recorded deferred financing fees of $507,000 and a beneficial conversion feature of $486,000. Inventories also increased approximately $400,000 from lower sales and in inventory held for new products. The increase was offset by a decrease in accounts receivable. Accounts receivable decreased approximately $1,925,000 as a result of an increased effort in collections and lower sales for the nine months ended September 30, 2003, as compared to the same period in 2002.

     Liabilities increased $457,000 from $9,225,000 at December 31, 2002 to $9,682,000 at September 30, 2003. The Company signed a Convertible Note for approximately $4,000,000 in the third quarter of 2003. In connection with that note, the Company recorded the value of the warrants as a liability. The Company marked that liability to market and increased the value by $264,000. That increase was offset by a decrease in accounts payable of $1,364,000 to $1,222,000 at September 30, 2003 as the result of the use of cash from the January 2003 private placement to pay accounts payable, as well as reduced purchases, and lower research and development costs. In connection with that private placement, the promissory notes payable to the EGS Entities of $996,000 were converted into equity. In addition, since the note payable and accrued interest due to Medtronic is due in April 2004, it was reclassified to current liabilities. The Company paid down the note to Medtronic by $1,000,000 during the nine months ended September 30, 2003.

     EP MedSystems evaluates the collectability of its receivables quarterly. The allowance for bad debts is based upon specific identification of customer accounts for which collection is doubtful and EP MedSystems' estimate of the likelihood of potential loss. To date, EP MedSystems has experienced only modest credit losses with respect to its account receivable. To date, EP MedSystems has experienced insignificant inventory write-downs, and the reserve is consistent with management's expectations.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

         Not Applicable.

Item 2.  Changes in Securities.

(a)  Not applicable.

(b)  Not applicable.

(c) On April 2, 2003 and June 30, 2003 the Company issued shares of its common stock to Anthony Varrichio and William Winstrom in a private transaction pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933. The shares were issued upon the conversion of mortgage notes held by Mr. Varrichio and Mr. Winstrom, the specific terms of the issuance of the shares are incorporated herein by reference to Part I, Item 1, Note 3 of this Form 10-QSB.

     In July 2003, the Company issued 173,732 shares of common stock to BSC in exchange for the payment of $500,000 in accordance with a previously disclosed joint development project in a private transaction pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933. The specific terms of the issuance are incorporated herein by reference to Part I, Item 1, Note 4 of this Form 10-QSB.

     In August 2003, the Company issued 427,899 shares of common stock to BSC in exchange for the payment of $1,000,000 in accordance with a previously disclosed joint development project in a private transaction pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933. The specific terms of the issuance are incorporated herein by reference to Part I, Item 1, Note 4 of this Form 10-QSB.

     On August 28, 2003, the Company issued a secured convertible note and a warrant to purchase 225,000 shares of common stock to Laurus in a private transaction pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933. The specific terms of the secured convertible note and warrant are incorporated herein by reference to Part I, Item 1, Note 3 of this Form 10-QSB.

     On August 28, 2003, the Company issued 40,000 shares of common stock and a warrant to purchase 15,750 shares of common stock to Biscayne in a private transaction pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933. The specific terms of the issuance of the shares and warrant are incorporated herein by reference to Part I, Item 1, Note 3 of this Form 10-QSB

(d)  Not applicable.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

     The exhibits are listed in the Exhibit Index beginning on page 30 herein.

(b)  Reports on Form 8-K.

     The following reports on form 8-K were filed during the quarter ended September 30, 2003:

     On August 5, 2003, under Item 9, Regulation FD Disclosure, attaching a press release regarding the Company's financial results and certain highlights from its second quarter 2003.

     On August 25, 2003, under Item 9, Regulation FD Disclosure, attaching a press release regarding an amendment to the company's March 31, 2003 10-QSB to reflect beneficial conversion features and embedded conversion options within the convertible promissory bridge notes converted into equity on January 31, 2003.

     On September 2, 2003, under Item 4, Changes in Registrant's Certifying Accountant, regarding the dismissal of PricewaterhouseCoopers LLP ("PwC") as the company's independent accountant by the Audit Committee of the Board of Directors of EP MedSystems, acting on behalf of the Company and the Company's Board of Directors.

     On September  3. 2003,  under Item 4,  Changes in  Registrant's  Certifying
     Accountant, regarding the engagement of Grant Thornton LLP as its new independent accountants to audit the Company's financial statements for the year ended December 31, 2003.

     On September 12, 2003, under Item 2, Acquisition or Disposition of Assets, attaching a press release regarding the issuance of a Secured Convertible Note to Laurus Master Fund, Ltd. ("Laurus") and execution of a related Security Agreement with Laurus, pursuant to which Laurus provided the company with a $4,000,000 revolving asset-based credit facility in the form of a three-year Convertible Note secured by the accounts receivable, inventory, real property and other assets of the Company, other than intellectual property.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                    EP MEDSYSTEMS, INC.
                                                    (Registrant)

Date:  November 13, 2003                   By:      /s/  Reinhard Schmidt
                                                    Reinhard Schmidt
                                                    President and Chief Executive Officer and Director
                                                    (Principal Executive Officer)


Date:  November 13, 2003                   By:      /s/ Matthew C. Hill
                                                    Matthew C. Hill
                                                    Chief Financial Officer
                                                    (Principal Financial Officer)



                                  EXHIBIT INDEX

Exhibit Number    Description

          3.1  Amended  and  Restated   Certificate  of   Incorporation   of  EP
               MedSystems, Inc., filed with the Secretary of State of the State of New Jersey on April 8, 1996. (1)

          3.2 Certificate of Amendment to the Amended and Restated Certificate of Incorporation of EP MedSystems, Inc., filed with the Secretary of State of the State of New Jersey on November 6, 1998. (11)

          3.3 Certificate of Amendment to the Amended and Restated Certificate of Incorporation of EP MedSystems, Inc., filed with the Secretary of State of the State of New Jersey on October 23, 2001. (2)

          3.4  Bylaws, as amended. (1)

          4.1 Form of Common Stock and Warrant Purchase Agreement, dated as of August 31, 1999, between EP MedSystems and the Purchasers named therein (including Exhibit A: Form of Registration Rights Agreement and Exhibit B: Form of Warrant). (3)

          4.2 Form of Replacement Warrant, dated as of February 15, 2000, between EP MedSystems and the Purchasers named therein (including Amendment to Registration Rights Agreement and Form of Replacement Warrant) (4).

          4.3 Form of Amended and Restated Common Stock and Warrant Purchase Agreement, dated as of February 16, 2001, between EP MedSystems and the Purchasers named therein (including Exhibit A: Form of Registration Rights Agreement and Exhibit B: Form of Warrant)
               (5).

          4.4 Registration Rights Agreement, dated March 28, 2001, between EP MedSystems and the Purchasers named therein (6).

          4.5 Warrant, dated March 28, 2001, issued by EP MedSystems to Cardiac Capital, LLC (6).

          4.6 Warrant, dated March 28, 2001, issued by EP MedSystems to Texada Trust (6).

          4.7 Warrant, dated as of July 20, 2001, issued by EP MedSystems to Reinhard Schmidt (7).

          4.8 Preferred Stock Purchase Agreement, dated as of October 23, 2001, between EP MedSystems and Medtronic, Inc. (2)

          4.9 Registration Rights Agreement, dated as of October 23, 2001, between EP MedSystems and Medtronic, Inc. (2)

          4.10 Stock Purchase Agreement, dated as of September 5, 2002, between EP MedSystems, Inc. and Boston Scientific
                           Corporation. (8)

          4.11 Registration Rights Agreement, dated as of September 5, 2002, between EP MedSystems, Inc. and Boston Scientific Corporation.
               (8)

          4.12 Common Stock and Warrant Purchase Agreement, dated as of January 31, 2003, by and between EP MedSystems, Inc. and each of the several purchasers named in Exhibit A thereto. (9)

          4.13 Registration Rights Agreement, dated as of January 31, 2003, by and between EP MedSystems, Inc. and the Initial Investors referred to therein. (9)

          4.14 Warrant, dated January 31, 2003, issued by EP MedSystems, Inc. to Michael R. Hamblett. (9)

          4.15 Warrant, dated January 31, 2003, issued by EP MedSystems, Inc. to Heimdall Investments Ltd. (9)

          4.16 Warrant, dated January 31, 2003, issued by EP MedSystems, Inc. to EGS Private Healthcare Partnership, L.P. (9)

          4.17 Warrant, dated January 31, 2003, issued by EP MedSystems, Inc. to EGS Private Healthcare Counterpart, L.P. (9)

          4.18 Amended and Restated Secured Promissory Note issued to Medtronic International Limited on March 13, 2003, together with First Amendment to Note Purchase Agreement, dated March 13, 2003, between Medtronic International Limited and EP MedSystems, Inc.
               (9)

          4.19 Mortgage Note, dated November 21, 2002, issued to William Winstrom, in the principal amount of $375,000, together with related Mortgage and Security Agreement. (9)

          4.20 Mortgage Note, dated November 21, 2002, issued to Anthony Varrichio, in the principal amount of $375,000, together with related Mortgage and Security Agreement. (9)

          4.21 Agreement between Anthony Varrichio and EP MedSystems, Inc., dated April 2, 2003, effecting conversion of the Mortgage Note into 150,000 shares of EP MedSystems common stock. (13)

          4.22 Agreement between William Winstrom and EP MedSystems, Inc., dated April 2, 2003, effecting conversion of the Mortgage Note into 150,000 shares of EP MedSystems common stock. (12)

          4.23 Common Stock Purchase Agreement between EP MedSystems, Inc. and the several purchasers named therein, dated as of April 11, 2003.
               (12)

          4.24 Amendment No. 1, dated April 11, 2003, to Registration Rights Agreement, dated as of January 31, 2003, by and between EP MedSystems, Inc. and the Initial Investors referred to therein.
               (12)

          4.25 Agreement made as of June 27, 2003, by and between EP MedSystems, Inc. and Anthony Varrichio. (10)

          4.26 Agreement made as of June 27, 2003, by and between EP MedSystems, Inc. and William Winstrom. (10)

          4.27 Notice of EP MedSystems' Right to Repurchase Warrants, dated July 23, 2003. (10)

          4.28 Secured Convertible Note, dated August 28, 2003, with Laurus Master Fund, Ltd. in the principal amount of $4,000,000, together with related Registration Rights Agreement, Guaranty, and Security Agreement. (11)

          4.29 Warrant, dated August 28, 2003, issued by EP MedSystems, Inc. to Laurus Masterfund, Ltd. (11)

          4.30 Warrant, dated August 28, 2003, issued by EP MedSystems, Inc. to Biscayne Capital Markets, Inc. (13)

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

(2) Incorporated by reference from EP MedSystems, Inc.'s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001, previously filed with the Commission.

(3) Incorporated by reference from EP MedSystems, Inc.'s Current Report on Form 8-K, dated September 7, 1999, previously filed with the Commission.

(4) Incorporated by reference from EP MedSystems, Inc.'s Annual Report on Form 10-KSB for the year ended December 31, 1999, previously filed with the Commission.

(5) Incorporated by reference from EP MedSystems, Inc.'s Current Report on Form 8-K, dated February 26, 2001, previously filed with the Commission.

(6) Incorporated by reference from EP MedSystems, Inc.'s Annual Report on Form 10-KSB for the year ended December 31, 2000, previously filed with the Commission.

(7) Incorporated by reference from EP MedSystems, Inc.'s Registration Statement on Form SB-2 and Pre-Effective Amendments No.1 through 4 previously filed with the Commission on June 26, 2001, August 24, 2001, September 28, 2001 and October 12, 2001, respectively.

(8) Incorporated by reference form EP MedSystems, Inc.'s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002, previously filed with the Commission.

(9) Incorporated by reference from EP MedSystems, Inc.'s Annual Report on Form 10-KSB for the year ended December 31, 2002, previously filed with the Commission.

(10) Incorporated by reference from EP MedSystems, Inc.'s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003, previously filed with the Commission.

(11) Incorporated by reference from EP MedSystems, Inc.'s Current Report on Form 8-K dated August 28, 2003, previously filed with the commission on September 12, 2003.

(12) Incorporated by reference to Amendment No. 1 to EP MedSystems, Inc.'s Registration Statement on Form S-3, previously filed with the Commission on April 18, 2003.

(13) Incorporated by reference to EP MedSystems, Inc.'s Registration Statement on Form S-3, File No. 333-110023, previously filed with the Commission on October 28, 2003.