Form 10KSB
period 2003-12-31
EP MEDSYSTEMS INC
filed 2004-03-30
CIK 1012394

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
         (Mark one)
 X       Annual Report Under Section 13 or 15(d) of the Securities Exchange Act
---      of 1934

         For the fiscal year ended:  DECEMBER 31, 2003

___ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _________ to ___________

                         Commission file number: 0-28260

                               EP MEDSYSTEMS, INC.
                 (Name of small business issuer in its charter)

NEW JERSEY                                              22-3212190
(State or Other Jurisdiction                (I.R.S. Employer Identification No.)
of Incorporation or Organization)

575 ROUTE 73 NORTH, BLDG. D, WEST BERLIN, NJ                            08091
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
             X    Yes               No
         --------          --------

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended December 31, 2003 were $10,002,828.

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the issuer's common stock on March 24, 2004 as reported on the Nasdaq National Market, was approximately was approximately $56,558,653. (Reference is made to page 55 herein for a statement of assumptions upon which the calculation is based.) This determination status is not necessarily conclusive for determination for other purposes.

As of March 24, 2004, there were outstanding 23,269,316 shares of the issuer's common stock, no par value, stated value $.001 per share and 373,779 shares of the issuer's Series A Convertible Preferred Stock, no par value, stated value $.001 per share.

Transitional Small Business Disclosure Format (check one):
         [    ]  Yes       [X]  No

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

          In addition to historical information, this Annual Report on Form 10-KSB for EP MedSystems, Inc. ("EP Med", "we", "us") contains forward-looking statements relating to such matters as anticipated financial and operational performance, business prospects, technological developments, results of clinical trials, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. We emphasize to you that a variety of factors could cause EP Med's actual results and experience to differ materially from the anticipated results or other expectations expressed in the EP Med's forward-looking statements. When we use the words or phrases "believe," "anticipate," "expect," "intend," "will likely result," "estimate," "project" or similar expressions in this Annual Report on Form 10-KSB, we intend to identify such forward-looking statements, but they are not the exclusive means by which such statements are made. The forward-looking statements are only expectations and/or predictions which are subject to risks and uncertainties including the significant factors discussed herein under "Risk Factors" and general economic, market or business conditions, opportunities or lack of opportunities that may be presented to EP Med, competitive actions, changes in laws and regulations and other matters discussed herein in the sections entitled "Item 1 - Description of Business," and "Item 6 - Management's Discussion and Analysis or Plan of Operation" and elsewhere.

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

                                   FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 2003
                                TABLE OF CONTENTS


Item
Number                                                                    Page

                                     Part I.

1.       Description of Business...............................................1
2.       Description of Property..............................................15
3.       Legal Proceedings....................................................16
4.       Submission of Matters to a Vote of Security Holders..................16

                                    Part II.

5.       Market for Common Equity and Related Stockholder Matters.............17
6.       Management's Discussion and Analysis or Plan of Operation............19
7.       Financial Statements.................................................42
8.       Changes in and Disagreements With Accountants
         on Accounting and Financial Disclosure...............................42
8A.      Controls and Procedures..............................................43

                                    Part III.

9.       Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange Act...........44
10.      Executive Compensation...............................................47
11.      Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters...........................54
12.      Certain Relationships and Related Transactions.......................58
13.      Exhibits, List and Reports on Form 8-K...............................58
14.      Principal Accountant Fees and Services...............................59

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

          We were incorporated in New Jersey in January 1993 and operate in a single industry segment. We develop, manufacture and market a broad-based line of products for the cardiac electrophysiology market used to diagnose, monitor, visualize, and treat irregular heartbeats known as arrhythmias. Since our inception, we have acquired technology, developed new products and begun to market various electrophysiology products, including the EP-WorkMate(R) electrophysiology work station integrated with RPM RealTime Position Management(TM) navigation technology, the EP-3(TM) Stimulator, EP-4(TM) Computerized Cardiac Stimulator, diagnostic electrophysiology catheters, including our unique one piece catheter, the ALERT(R) System, including the ALERT(R) Companion II and ALERT(R) family of internal cardioversion catheters, the ViewMate(R) intracardiac ultrasound catheter system and related disposable supplies.

          Cardiac electrophysiology (EP) evaluates the electrical system of the heart, and is mainly concerned with studying the cause and treatment of abnormalities in the heart's rhythm. Cardiac arrhythmias are caused by disturbances in the electrical activation of the heart muscle that ultimately cause the heart to pump less efficiently. Cardiac rhythm disorders result in more than 1.2 million hospitalizations and 400,000 deaths each year in the United States, and account for about 20% of all chronic heart conditions. These conditions are diagnosed and treated by electrophysiologists and cardiologists who specialize in the diagnosis and treatment of these cardiac arrhythmias.

          We have identified the diagnosis and treatment of atrial fibrillation, a particular type of arrhythmia, as an area of interest for our ongoing development efforts. Atrial fibrillation is a condition where waves of energy collect within the atria, the upper chambers of the heart, causing erratic electrical signals that prevent the atria from providing appropriate blood flow output. Atrial fibrillation is the most prevalent type of abnormal heart rhythm which, in 2000, was estimated to afflict over 5,000,000 people worldwide (of whom approximately 2,000,000 live in the United States) with an estimated 300,000 to 400,000 new cases diagnosed each year. Although not immediately life-threatening, patients with atrial fibrillation exhibit symptoms such as palpitations, fatigue and dizziness, among others. Atrial fibrillation is linked to a significantly increased risk of stroke and to a diminished lifestyle due to decreased cardiac output. We have developed three product platforms to address this and other markets.

          Our core product is the EP-WorkMate(R), a computerized electrophysiology workstation that monitors displays and stores cardiac electrical activity and arrhythmia data. The EP-WorkMate(R) offers, among other features, display and storage of up to 192 intracardiac signals, real-time diagnosis, analysis and integration with our own proprietary systems, such as the RPM RealTime Position Management(TM) navigation system and the EP-3(TM) Stimulator, as well as with other technologies and systems. Late in the third quarter of 2003, we received U.S. Food and Drug Administration (the "FDA") market clearance to sell the EP-WorkMate(R) integrated with Boston Scientific Corporation's RPM RealTime Position Management(TM) System. This approval was the culmination of a strategic joint development project between the two Companies. It is the only EP recording system on the market to integrate advanced recording and stimulation with anatomic modeling, advanced mapping and 3-D navigation features, allowing electrophysiology studies to be more efficient and user friendly. The EP-3(TM) Stimulator is a computerized signal generator and processor which, when integrated with the EP-WorkMate(R), is used to stimulate the heart with electrical impulses in order to locate arrhythmias. We believe that the EP-WorkMate(R), when integrated with the EP-3(TM) Stimulator, offers the most advanced computer system available to the electrophysiology market. In March of 2004, we received FDA market clearance to sell the EP-4(TM) Computerized Cardiac Stimulator. The EP-4 improves performance over the EP-3 by adding two additional channels and is a platform for expanded capabilities.

          We have also developed a product for the treatment of atrial fibrillation known as the ALERT(R) System, which uses a patented electrode catheter to deliver measured, variable, low-energy, bi-phasic electrical impulses directly to the inside of the heart to convert atrial fibrillation to a normal heart rhythm. We have obtained Class III Design Examination Certification from a European Notified Body allowing us to label the ALERT(R) System with a CE Mark, an international symbol of adherence to quality assurance standards, design reviews and hazard analysis, which permits us to sell the ALERT(R) System in the European Community. In November 2002, we received supplemental pre-market approval from the FDA to sell the ALERT(R) System in the United States. In September, 2003, we received pre-market approval from the FDA to sell the ALERT(R) Companion II in the United States. The ALERT(R) Companion II defibrillator improves upon the Companion I's performance and offers a significantly smaller footprint for the electrophysiology lab.

          We have also developed the ViewMate(R) intracardiac ultrasound catheter system consisting of ViewMate(R) ultrasound imaging console and Viewflex(TM) intracardiac imaging catheters. These products offer high-resolution, real-time ultrasound capability designed to improve a physician's or clinician's ability to visualize the inside of the chambers of the heart. We believe that the ViewMate(R) ultrasound system may play an important diagnostic role for a broad range of potential applications in electrophysiology and cardiology. In October, 2003, the Company received FDA market clearance to sell the ViewMate(R) System in the United States.

COMPANY STRATEGY

          The mission of EP MedSystems, Inc. is to develop, manufacture and market the most technologically advanced diagnostic, therapeutic and visualization solutions to the electrophysiology market place. Our strategy is to position our products as the platform of choice for electrophysiologists by making the systems user friendly, technologically advanced and integrating the products with the latest technology. We believe that we have developed a reputation for innovation, quality and service in the area of electrophysiology.

          Core products are a platform for growth. We believe the EP-WorkMate(R) is the platform for all future EP technology. This diagnostic workstation is at the center of today's EP lab and we have over 700 WorkMates installed worldwide. Our objective is to leverage this installed base with our new products as well as upgrades of innovative technologies in a cost-effective manner to hospitals around the globe.

          Integrate with market leaders. Our base platforms allow for integration with the products of other market leaders in electrophysiology. In September of 2002, we signed a joint development agreement with Boston Scientific Corporation. The result of that project was the only EP recording system on the market to integrate advanced recording and stimulation with anatomic modeling, advanced mapping and 3D navigation features, allowing electrophysiology studies to be more efficient and user friendly.

          Expand clinical applications of new products. We believe there are numerous potential applications for our new products. Potential applications for the ViewMate(R) intracardiac ultrasound catheter system include the following: minimally invasive repair or replacement of heart valves, removal of pacemaker leads, minimally invasive (catheter) repairs of atrial septal defects, catheter closure of patent foramen ovale, minimally invasive procedures to close off the left atrial appendage, and assistance in the optimal placement of left ventricular pacemaker leads in treating congestive heart failure. Potential applications for the ALERT(R) System include replacement of external cardioversion in electrophysiology procedures with the approval and launch of the ALERT(R) CS/RA catheter system in the U.S. and use of internal cardioversion in post op and intensive care markets.

          Execute an efficient sales channel strategy using strategic alliances. We believe entering into strategic alliances with market leaders creates an efficient and effective sales channel for our core products as well as our new products in areas outside of electrophysiology such as interventional cardiology and critical care. In December of 2003, we signed an agreement with Philips Medical Systems Nederland B.V., a subsidiary of Koninklijke Philips Electronics N.V., to combine their cardiovascular x-ray technology with our EP recording and data management systems.

PRODUCTS

          In 2003, we added two new product platforms in the U.S. and expanded our core platform with the RPM RealTime Position Management(TM) System. Our products can be separated by technology into the categories described below for the diagnosis, treatment, and visualization of cardiac arrhythmias.

ELECTROPHYSIOLOGY COMPUTER WORKSTATIONS, STIMULATORS AND 3D NAVIGATION AND MAPPING TECHNOLOGY (EP-WORKMATE(R), EP-3(TM), EP-4(TM)COMPUTERIZED CARDIAC STIMULATOR, RPM REALTIME POSITION MANAGEMENT(TM)SYSTEM)

          The EP-WorkMate(R) is a computerized electrophysiology workstation that monitors, displays and stores cardiaC electrical activity and arrhythmia data. Electrophysiology workstations are dedicated data management systems designed specifically for use in electrophysiology procedures to view and record procedural data, facilitate data analysis and generate customized reports. The EP-WorkMate(R) offers, among other features, display and storage of up tO 192 intracardiac signals, real-time analysis, including graphical and quantitative display of such data, superior ease of use and a single keyboard for all operations, as well as integration capacity with our own proprietary products, such as the EP-3(TM) Stimulator and other technologies and systems. The EP-WorkMate(R) consists of a Dual Pentium(R) III processor with integral proprietary software, a proprietary signal-conditioning unit, two or three 21-inch high-resolution color monitors, an optical disk drive for data storage, a custom keyboard, catheter and catheter interface module and a laser printer. In addition, each EP-WorkMate(R) has an internal modem to provide a direct link between the purchaser and EP Med, facilitating field software support. The

EP-WorkMate(R) is differentiated from competing products by (i) its seamless integration with the EP-3(TM) Stimulator, (ii) its storage capacity of up to 192 intracardiac signals, (iii) its ability to process and simultaneously display both real-time and historical electrophysiology activity and (iv) its simple, user friendly software based on a menu driven, point and click interface.

          Our EP-3(TM) Stimulator is a computerized electrical pulse signal generator and processor which, when integrated with the EP-WorkMate(R), is used to stimulate the heart with electrical impulses in order to locate electrical disturbances or arrhythmias. We believe the EP-3(TM) Stimulator is currently the only computerized EP clinical stimulator being sold in the United States. It features automatic synchronization and rate controls as well as the same user interface as the EP-WorkMate(R). The EP-3(TM) Stimulator can be sold as a stand-alone electrophysiologY stimulator or it can be integrated with the EP-WorkMate(R). We believe that the EP-WorkMate(R), when integrated with the EP-3(TM) Stimulator, offers the most advanced computer system available to the electrophysiology market.

          In March 2004, we received FDA market clearance to sell the EP-4(TM) Computerized Cardiac Stimulator in the United States. We also received approval to sell the product in Europe in the first quarter of 2004. The EP-4 improves the performance over the EP-3 by adding two additional channels and is a platform for expanded capabilities.

          In September of 2002, we signed a joint development agreement with Boston Scientific Corporation to integrate our EP-WorkMate with their RPM RealTime Position Management(TM) system. It is the only EP recording system on the market to integrate advanced recording and stimulation, with anatomic modeling, advanced mapping and 3D navigation features, allowing electrophysiology studies to be more efficient and user friendly. We believe this gives us significant advantages in price and space utilization over competitors that sell two systems separately.

THE ALERT(R) SYSTEM

          On November 27, 2002, we received pre-market approval from the FDA to sell the ALERT(R) System in the United States. We are the first to market with an FDA-approved catheter based product for internal cardioversion. In October 2003, we received pre-market approval notification from the FDA on our supplement application for the ALERT(R) Companion II, a bi-phasic defibrillator to be used as a part of the catheter based ALERT(R) Internal Cardioversion System to treat atrial fibrillation. The ALERT(R) Companion II defibrillator improves upon the ALERT(R) Companion I's performance and offers a significantly smaller footprint for the electrophysiology lab.

          The ALERT(R) System was developed in an effort to provide a more effective and less traumatic method of converting atrial fibrillation to normal heart rhythm than traditional therapies, such as drugs and external cardioversion. Drug therapies are unpredictable in their effectiveness and often have side effects, such as abnormal heart rhythms, rapid ventricular tachycardia and potential life-threatening ventricular fibrillation. External cardioversion, accomplished by introducing electricity to the heart through paddles or patches attached to a patient's chest, uses high energy in which electrical energy of up to 360 joules may be administered. External cardioversion may require patient hospitalization and general anesthesia due to the extreme pain associated with the high electrical output. Our clinical trials have shown that the patient can suffer skin burns and muscle and skeletal pain for days after the external cardioversion procedure.

          The ALERT(R) System represents a new approach to electrical cardioversion known as low-energy internal cardioversion, which uses a patented electrode catheter to deliver measured, variable, low-energy bi-phasic electrical impulses, programmable electrical energy from one to 15 joules , directly to the inside of the heart to convert atrial fibrillation to normal heart rhythm. The ALERT(R) System is comprised of a single-use proprietary electrode catheter with two separate electrode arrays (the "ALERT(R) PA Catheter") and an external energy source (the "ALERT(R) Companion").

          The ALERT(R) TD Catheter, which incorporates thermodilution capability to the ALERT(R) pulmonary artery catheter, received CE Mark authorization. Thermodilution is a technique used to determine a patient's cardiac output by injecting a cold solution through the catheter into the blood stream and measuring blood temperature change over time with a thermistor mounted at the end of the catheter. This feature is expected to broaden the ALERT(R) applications to include the critical care and heart surgery markets by incorporating cardiac output measurement capability into the catheter. A separate, industry-standard 14k ohm thermistor connector facilitates catheter connection to existing Cardiac Output Computers distributed by numerous manufacturers.

          The ALERT(R) CS/RA Catheter System replaces existing electrophysiology catheters, allowing the EP physician to perform not only routine diagnostic procedures with the patented CS/RA, but also to cardiovert atrial fibrillation to normal heart rhythm during the procedure. The ALERT(R) CS/RA Catheter System consists to two catheters, each placed within the heart, to be used together during an electrophysiology procedure to treat certain arrhythmias, including atrial fibrillation. The catheters are placed in the coronary sinus vessel and the right atrium to allow the physician to pace, record and cardiovert the heart. The ALERT(R) CS/RA Catheters are used in conjunction with the ALERT(R) Companion. In the second quarter of 2003, we received approval from the European Notified Body to sell the ALERT(R) CS/RA Catheters in Europe. We expect to file the pre-market approval supplement with the FDA in 2004, however, there can be no assurances that the pre-market approval supplement will be accepted or approved.

DIAGNOSTIC CATHETER PRODUCTS

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

          We have developed a new electrode manufacturing process using long-length electrodes for cardioversion and ablation procedures. This process, known as SilverFlex(R), is a patented technology, which provides unique electrode flexibility and a lightweight catheter while still maintaining excellent handling characteristics. Due to development evolution, the current product uses platinum instead of silver. It was determined that we would expand capabilities of the catheter to provide diagnostic and therapeutic functionality for use with our ALERT(R) product line. We are currently evaluating the benefits of incorporating SilverFlex(R) technology into our catheters.

ULTRASOUND PRODUCTS

          We have identified intracardiac ultrasound imaging as a necessary adjunct to the advanced treatment of cardiac arrhythmias, especially for the treatment of atrial fibrillation and ventricular tachycardias. We also believe that ultrasound imaging may assist in the permanent implantation of pacemaker electrodes in the left side of the heart. Fluoroscopy imaging, the primary visual image used in electrophysiology today, is unable to identify anatomic structures of the heart (such as the ostium of the coronary sinus, the superior and inferior vena cava, pulmonary veins, valves, infarcts, and the fossa ovalis, among others) and it is unable to assess lesions created by the physician and catheter placement in relation to certain anatomy. We believe that intracardiac ultrasound imaging may overcome these deficiencies, and that this is important in light of the increased complexity of newer electrophysiology procedures. Ultrasound imaging may well address many of the concerns about complications of using radio frequency energies to treat atrial fibrillation because of the proximity of the atria to the great vessels of the heart.

         We have developed an intracardiac ultrasound product line, which includes the ViewMate(R) ultrasound imaging console and Viewflex(TM) intracardiac imaging catheters. These products offer high resolution, real-time ultrasound capability designed to improve a physician's or clinician's ability to view the inside of the chambers and anatomic structure of the heart safely and accurately without the need to expose patients or physicians or clinicians to repeated x-ray radiation. The increased visualization is a result of having the catheter inside the heart itself thereby having cardiac features in the near field or its area of highest image resolution and detail. By manipulating the catheter tip and its phased array ultrasound crystal the physician or clinician will not only be able to visualize the entire heart but will also be able to direct the wedge-shaped ultrasound beam at specific areas of interest. Additionally, our color capability will allow verification of heart valve patency and blood flow direction and amount. We believe the ViewMate(R) Ultrasound System may play an important diagnostic role for a broad range of potential applications in electrophysiology and cardiology. In October 2003, we received FDA market clearance to sell the ViewMate(R) System in the United States.

FLUOROSCOPY PRODUCTS

          In May 2001, we entered into a distribution agreement with Fischer Imaging, Inc., pursuant to which we distributed the Fischer products into the electrophysiology markets, primarily in the U.S. The agreement included the Fischer EPX fluoroscopy (x-ray) products, which sell at prices ranging from $400,000 to $800,000, depending on the features. In the third quarter of 2002, we recorded revenue of approximately $1,249,000 related to the sale of two of these units. The agreement expired in May, 2002 and was not renewed. There was no revenue in 2003 in connection with any fluoroscopy products.

CERTAIN PATENTS, TRADEMARKS AND LICENSES

          Our success and ability to compete depend, in part, upon our ability to protect our proprietary positions. Our policy is to protect our proprietary position by, among other methods, filing United States and select foreign patent applications to protect the technology that is important to the development of our business. Patents in force on June 8, 1995 are entitled to a patent term of the longer of 17 years from issuance or 20 years from the earliest filing date of the patent, while patents issuing thereafter are entitled to a term of 20 years from the earliest filing date. We currently hold (title to or rights under license or similar agreements to) [27] U.S. patents and patent applications filed with the Patent and Trademark Office of which, one patent is pending issue. The last to expire of our patents will remain in effect until December 2020. We have also obtained certain patents in our principal overseas markets. The expiration dates on our patents range from 2013 to 2020.

          We will continue to seek patents as we deem advisable to protect our research and development efforts and to market our products. There can be no assurance that any of our patent applications or applications as to which we have acquired licenses will issue as patents, or that if patents are issued that they will be of sufficient scope and strength to provide us with meaningful protection of our technology or any commercial advantage, or that such patents will not be challenged, invalidated or circumvented in the future. Moreover, there can be no assurance that our competitors, many of which have substantial resources and have made substantial investments in competing technologies, do not presently have or will not seek patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the U.S. or in other countries. In addition, there can be no assurance that current and potential competitors have not filed or in the future will not file applications or apply for patents or additional proprietary rights relating to devices, apparatus, materials or processes used or proposed to be used by us.

LICENSES AND OTHER TECHNOLOGY AGREEMENTS

          In addition, we are a party to certain license agreements which provide us with rights under selected patents of third parties with regard to technology we consider important to our business. Such license agreements are summarized below.

   - Pursuant to a license agreement with Eckhard Alt, M.D., dated as of November 1, 1995, and subsequently amended, Dr. Alt granted us an exclusive, worldwide license relating to certain technology used in connection with the ALERT(R)System, some of which has since become protected under 4 issued U.S. patents and 1 patent application pending in the European Patent Office and for which additional patent applications and continuations have been filed. The license agreement provides that we shall pay royalties equal to 5% of quarterly net sales of all products covered by the licensed technology until the expiration of the last to expire of any licensed patents covered by the agreement or the earlier declaration of invalidity of such patent. Under the terms of this license agreement, EP Med has the right to sublicense this technology to third parties and in such case EP Med is obligated to pay to Dr. Alt the greater of a 2% royalty or 50% of the total sublicense royalties derived from the sublicense agreement. The term of this license agreement will continue for the life of the last to expire of the licensed patents covered by the agreement unless earlier terminated by either party due to breach by the other party, which breach remains uncured for a period of 60 days.

   - Pursuant to an agreement, dated as of March 9, 1998, we purchased from Allan Willis an issued U.S. patent and related know-how and technology, relating to conductive adhesive bands for catheter electrodes used in our SilverFlex(R)catheters. The agreement provides that the purchase price for the technology is comprised of an initial payment of $20,000 and subsequent payments in the form of quarterly royalties equal to 1% of net revenues (as defined under the agreement) derived by us in respect of the sale or lease of the products covered by the technology and 50% of the net revenues received from our licensees or sublicensees in respect of product sales or leases, up to total aggregate royalty payments of $1 million. The agreement further provides that, as of January 1, 2002 through the date of expiration or declaration of invalidity of the patent, we shall either pay a minimum quarterly royalty of $3,000 or grant to Mr. Willis a non-exclusive, royalty-free license to the patent including the right to sublicense to third parties. The agreement may be terminated by either party in the event of breach of a material obligation by the other party, which breach remains uncured for a period of 30 days after written notice thereof to the breaching party.

   - Pursuant to an agreement, dated September 5, 2002, with Boston Scientific Corporation ("BSC"), we received a license from BSC to integrate their RPM Technology with our EP-WorkMate(R)to make, use, sell and distribute the integrated recording system. This agreement provides that, under certain conditions, the license becomes exclusive. The agreement also provides for a royalty payable to BSC based on the type of product sold in accordance with the agreement.
        The agreement  terminates on the date the patent rights (a) expire,
        (b) are disclaimed, (c) are cancelled, or (d) are held invalid by a court of competent jurisdiction. Otherwise, the agreement may be terminated by either party in the event of a material breach, subject to notification and cure period, and in the event of a change in control.

   - In December 2003, we entered into a marketing agreement with Philips Medical Systems Nederland B.V., a subsidiary of Koninklijke Philips Electronics N.V.("Philips") to sell our EP-WorkMate(R)system in combination with Philips' x-ray flouroscopy product. Pursuant to the agreement, Philips will purchase certain products and parts from us, and will then resell these products and parts to their customers. In connection with the agreement, we granted Philips a personal, revocable, worldwide, non-exclusive right to sublicense our software and related products to customer end-users in the territory (as defined in the agreement). The purchase by Philips of our products will also confer on Philips, its affiliates, distributors, agents and customers an irrevocable, royalty-free, non-exclusive, non-transferable license in the territory under our patent applications, patents, copyrights, trade secrets, trademarks or other intellectual property rights we own or control, solely to market, sell distribute or otherwise dispose of such products and service parts in accordance with the terms of the agreement. We have also granted Philips the right to use our trademaks, trade names and service marks during the term of the agreement. The agreement expires in December 2005, subject to certain renewal \ options, and can be terminated by Philips, subject to certain notice and cure periods, for certain reasons, including, among others, non-competitiveness, change of control and cause.

         We also rely upon technical know-how and continuing technological innovation to develop and maintain our position in the market and we believe the success of operations will depend largely upon such know-how and innovation. We require employees and consultants to execute appropriate confidentiality agreements and assignments of inventions in connection with their employment or consulting arrangement with us. There can be no assurance that trade secrets will be established, that secrecy obligations will be honored or that competition will not independently develop superior or similar technology.

         We use various trademarks in association with marketing and sale of our products. The following trademarks include those which have been registered with the U.S. Patent and Trademark Office, and those which are unregistered trademarks of EP Med:

         Registered Trademarks:  EP-WorkMate(R),  ALERT(R)System,
         SilverFlex(R), ProCath(R), V-LERT(R), ALERT VT(R), ViewMate(R)

         Unregistered Trademarks: EP-3(TM)Stimulator, EP-4(TM)Computerized Cardiac Stimulator and Viewflex(TM)

          The market for medical devices for the treatment of cardiovascular disease has been characterized by frequent litigation regarding patent and other intellectual property rights. In the event that claims of infringement of a third-party's rights are made and upheld, we could be prevented from exploiting the technology or other intellectual property involved, or could be required to obtain licenses from the owners of such intellectual property. Alternatively, we could be forced to redesign our products or processes to avoid infringement. There can be no assurance that such licenses would be available or, if available, would be on terms acceptable to us or that we would be successful in any attempt to redesign our products or processes to avoid infringement. Litigation may be necessary to defend against claims of infringement, to enforce patents issued to us or to protect trade secrets and could result in substantial cost to, and diversion of effort by, us.

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

          Our expenditures for research and development (which include expenditures for clinical trials, regulatory affairs and engineering) totaled approximately $2,566,000 and $3,289,000 for the years ending December 31, 2003 and 2002, respectively. During 2003 and 2002, our principal research and development costs involved the ALERT(R) System and the ALERT(R) CS/RA catheter system clinical trials and regulatory approval process, efforts to develop and obtain regulatory approval of our line of the ViewMate(R) intracardiac ultrasound system, hiring of additional in-house engineering and technical support personnel and increased development work on existing products, including the EP-WorkMate(R) and electrophysiology catheters. Expenditures for these projects decreased as products were approved in late 2002 and throughout 2003. Additionally, other research and development efforts are ongoing to develop new products, enhance existing products and lower production costs.

SALES, MARKETING AND DISTRIBUTION METHODS

DOMESTIC

          We primarily utilize our own direct sales and marketing force to sell and promote our products in the U.S. market. Within each hospital, the sales and marketing effort is directed at those physicians, primarily electrophysiologists, most likely to use our products. In September of 2002, we announced a purchasing agreement with Premier, Inc., a large group purchasing organization (GPO) for our EP-WorkMate(R) and catheter product lines. In December 2003, we signed a similar agreement with the GPO, Broadlane, Inc.

         We expect to expend considerable resources and effort to support the roll out of our new products, including the ViewMate(R) Intracardiac ultrasound system, ALERT(R) System and the ALERT(R) CS/RA, if and when the ALERT(R) CS/RA is approved in the U.S. by the FDA. Examples of the types of expenditures are physician/clinician training and education, promotional materials, sample products, demo and service equipment and increased direct sales and marketing expenses, among others.

INTERNATIONAL

          We utilize our own direct sales and marketing force to sell and promote our products in France. Outside of the French market, we utilize a network of independent distributors to sell our products internationally. The distributor agreements specify territory, terms, products and minimum sales and can be terminated by both sides as agreed in the contract. While we do not consider any other distributor arrangement to be material to our business, we might not be able to replace existing distributors on a timely basis if present relationships are terminated. Further, we might not be able to make arrangements with new distributors to access new international markets and both current and future distributors might not be successful in actively and effectively marketing our products. We have branch offices in the United Kingdom and France and have set up a call center in Oss, Netherlands. We feel this favorably impacts distributor relationships and European service needs in a shorter response time and assists in additional promotion of our products in Europe. Our European offices are staffed with a sales manager, a field engineer and an office manager. We expect to expend considerable resources and effort to support the sale of the ViewMate(R) and ALERT(R) CS/RA Systems in Europe. Examples of the types of expenditures are physician/clinician/distributor training and education, promotional materials, sample products and increased direct sales and marketing expenses, among others.

         No assurance can be given that either we or our distributors can successfully sell the ViewMate(R) or ALERT(R) CS/RA Systems or other products in Europe or elsewhere on terms acceptable to us, or at all. Future foreign sales will be subject to certain risks, including exchange rate fluctuations, local medical reimbursement issues, duties, tariffs and taxes, import restrictions and other regulations.

STRATEGIC ALLIANCES

         We believe entering into strategic alliances with market leaders creates an efficient and effective sales channel for our core products and our new products in areas outside of electrophysiology, such as interventional cardiology and critical care. In December of 2003, we signed an agreement with Philips which combines their cardiovascular x-ray technology with our EP recording and data management systems.

CUSTOMERS

          Our products are sold to medical institutions and physicians in the United States which then bill various third-party payers, such as government programs and private insurance plans. See the Section entitled "Third-Party Reimbursement."

MANUFACTURING AND SOURCES OF SUPPLY

          We assemble our products at our West Berlin, New Jersey facility. Our engineers generally design our products and their functionality; however, certain critical components of our products are and will be obtained from outside sources. Examples of these components are computers, high-resolution monitors and laser printers that are typically available from more than one vendor. Vendors of raw materials are required to submit certificates of compliance to our specifications. The parts are inspected and tested upon receipt as well as when the components are assembled into a complete system prior to shipment.

         Our catheters are assembled and tested by us at our West Berlin, New Jersey facility prior to contract sterilization. The West Berlin, New Jersey facility has ISO-9001 Quality System and Design Examination Certification which allows the CE Mark to be used on our products permitting the sale of the products in the European Community. We have signed a contract to outsource a portion of our catheter manufacturing offshore in an effort to manage our overall costs and expected capacity.

         Our West Berlin, New Jersey facility has no experience in large-scale manufacturing and there can be no assurance that we will be successful in manufacturing products in significant volume. We believe that we have sufficient capacity to satisfy our current manufacturing needs. While we have signed a contract with a reputable company to manufacture our catheters offshore, there can be no assurances that this company can meet regulatory, capacity, scalability and cost concerns for us.

GOVERNMENT REGULATION

UNITED STATES

          Our West Berlin, New Jersey facility and the quality assurance procedures in effect at that facility are subject to good manufacturing practices ("GMP") regulations and quality system regulations promulgated by the FDA.

          We have pre-market approval from the FDA for the marketing and sale of the EP-WorkMate(R) and the EP-3 (TM) Stimulator in the United States.

          In 2002, we received pre-market approval from the FDA to sell the ALERT(R) System in the United States. In October of 2003, we received supplemental pre-market approval for the ALERT(R) Companion II.

          In the second quarter of 2003, the ALERT(R) CS/RA was approved for sale in Europe. We expect to file a pre-market approval supplement with the FDA to allow us to sell this product in the United States in 2004. While we expect the supplemental pre-market approval to be approved, there are no assurances that we will be able to obtain this approval.

          In the third quarter of 2003, we filed a 510(k) for clearance to sell the EP-WorkMate(R) integrated with Boston Scientific's RPM RealTime Position Management(TM) system, and we received market clearance from the FDA in the same quarter.

          In the second quarter of 2003, we filed a 510(k) for approval to sell the ViewMate(R) intracardiac ultrasound system in the United States. We received that approval in the third quarter of 2003. We had already received approval to sell the product line in Europe in the second quarter of 2003.

          We have developed a new electrode manufacturing process using long-length electrodes for cardioversion and ablation procedures. This process, known as SilverFlex(R), is a patented technology, which provides unique electrode flexibility and a lightweight catheter while still maintaining excellent handling characteristics. Due to development evolution, the current product uses platinum instead of silver. It was determined that we would expand capabilities of the catheter to provide diagnostic and therapeutic functionality for use with our ALERT(R) product line. We are currently evaluating the benefits of incorporating SilverFlex(R) technology in our catheters.

          The process of obtaining and maintaining required regulatory approvals can be expensive, uncertain and lengthy, and there can be no assurance that we will ever obtain such approvals, and if such approvals are obtained, there can be no assurance that we will be able to maintain the approvals. Delays in receipt of, or failure to receive, such approvals, the loss of previously received approvals, or failure to comply with existing or future regulatory requirements would have a material adverse effect on our business, financial condition and results of operations. Changes in existing requirements or adoption of new requirements also could have a material adverse effect on our business, financial condition, and results of operations.

           In addition, there can be no assurance that the FDA will not impose strict labeling requirements, onerous operator training requirements or other requirements as a condition of its pre-market approval approval, any of which could limit our ability to market our products.

INTERNATIONAL

          In order to market products in Europe and certain other foreign jurisdictions, we must obtain required regulatory approvals and clearances and otherwise comply with extensive regulations regarding safety and manufacturing processes and quality. These regulations, including the requirements for approvals or clearance to market and the time required for regulatory review, vary from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval and the requirements may differ. Foreign countries also often have extensive regulations regarding safety, manufacturing processes and quality that differ from those in the United States and must be met in order to continue sale of a product within the country. The European Economic Community has instituted the requirement that all medical products sold into the European Union comply with the Medical Device Directive which requires that all such products be labeled with the CE Mark. The CE Mark designation allows us to market that product in countries that are members of the European Union and the European Free Trade Association. There can be no assurance that we will be successful in maintaining the CE Mark certification or that we will be able to obtain the CE Mark certification on newly developed products.

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

OTHER

          We are also subject to numerous Federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. We have not incurred significant costs to date in order to comply with such laws. There can be no assurance that we will not be required to incur significant costs to comply with such laws and regulations in the future or that such laws and regulations will not have a materially adverse effect upon our ability to do business.

THIRD-PARTY REIMBURSEMENT

          In the U.S., our products are marketed to medical institutions and physicians that then bill various third-party payers, such as government programs (principally Medicare and Medicaid) and private insurance plans, for the healthcare services provided to their patients using our products. Third-party payers are increasingly challenging the prices charged for medical products and services, and substantial uncertainty exists as to third-party reimbursement for newly approved products. Government agencies, private insurers and other payers generally reimburse medical institutions for medical treatment at a fixed rate per patient or based on the procedures performed. The fixed rate reimbursement is unrelated to the specific devices used in treatment. If a procedure is not covered, payers may deny reimbursement. In addition, some payers may deny reimbursement if they determine that the device used in the treatment was unnecessary, inappropriate or not cost-effective, or if it was experimental or was used for a non-approved indication, even if it has approval from the FDA. Because the amount of the reimbursement is fixed, to the extent a physician uses more expensive devices, the amount of potential profit relating to the procedure is reduced. Accordingly, medical institutions must determine that the clinical benefits of more expensive equipment justify the additional cost.

          Procedures in which the ALERT(R) System has been used in clinical trials have been deemed eligible for Medicare reimbursement. We believe that the medical institutions at which clinical trials were performed have submitted their claims for reimbursement. We are not involved in the collection of reimbursement monies and have no knowledge as to the status of payments on reimbursement claims relating to the clinical trials. As reimbursement is made directly to the medical institutions or physicians using our products, we do not monitor reimbursement success. We are not aware of material reimbursement difficulties experienced by medical institutions or physicians to date.

          We are currently gathering and analyzing clinical cost-related information for inclusion in a request to the U.S. Health Care Financing Administration regarding the assignment of a new technology reimbursement code for the use of the ALERT(R) System for internal cardioversion in order to obtain higher reimbursement amounts to third parties using the ALERT(R) System procedures. In obtaining this code, the burden of substantiating procedure cost falls on the manufacturer. The U.S. Health Care Financing Administration can agree with this amount or reject it and suggest a lower amount. This will be an on-going process between us and the U.S. Health Care Financing Administration that could take months to close, if not longer. However, existing U.S. Health Care Financing Administration codes for defibrillation or electrophysiology studies may be applied to the use of the ALERT(R) System until a new technology code is approved. We believe the existing reimbursement codes would pay lower amounts than the amount expected for the new technology. A new technology reimbursement code allowing the higher reimbursement would likely provide further incentive to third parties to select our product over others. We are exploring our reimbursement options with private insurance plans as well.

          There can be no assurance that substantial reimbursement will be or will remain available for our products or that, even if reimbursement is available, payers' reimbursement policies will not adversely affect our ability to sell our products on a profitable basis.

COMPETITION

          The medical device market, particularly in the area of cardiac electrophysiology, is highly competitive, as the market is characterized by rapid product development and technological change. Our present or future products could be rendered obsolete or uneconomic by technological advances by one or more of our present or future competitors or by other therapies. Our future success will depend upon our ability to remain competitive with other developers of such medical devices and therapies. We believe that our existing products compete primarily on the basis of features, effectiveness, quality, ease and convenience of use, customer service and cost effectiveness.

          Our primary competitors in the production of catheters and disposable accessories are C.R. Bard Inc., EP Technologies, Inc. (a subsidiary of Boston Scientific Corporation), Medtronic, Inc., Biosense Webster, Inc. (a subsidiary of Johnson & Johnson, Inc.) and Daig Corporation (a subsidiary of St. Jude Medical, Inc.). In the computerized electrophysiology workstation and electrophysiology stimulator market, our main competitors are Marquette-Prucka (a division of General Electric) and C.R. Bard Inc. For intracardiac ultrasound we compete with Acuson, a division of Siemans Medical Solutions.

          Many of our competitors have substantially greater financial and other resources, larger research and development staffs, and more experience and capabilities in conducting research and development, testing products in clinical trials and manufacturing, marketing and distributing products than we do. Competitors may develop new technologies and bring products to market in the

U.S. before we introduce new products and may introduce products that are more effective than our new or existing products. In addition, competitive products may be manufactured and marketed more successfully than our products. Our business will depend upon its ability to remain competitive with other developers of such medical devices and therapies.

PRODUCT LIABILITY AND INSURANCE

          The manufacture and sale of our products involves the risk of product liability claims. Our products are highly complex and some are, or will be, used in relatively new medical procedures and in situations where there is a potential risk of serious injury, adverse side effects or death. Misuse or reuse of catheters may increase the risk of product liability claims. Currently, we maintain product liability insurance with coverage limits of $5,000,000 per occurrence and $5,000,000 in the aggregate per year; however, there can be no assurance that this coverage will be adequate. Such insurance is expensive and may not be available in the future on acceptable terms, if at all. A successful claim against or settlement by EP Med in excess of our insurance coverage, or our inability to maintain insurance in the future, could have a material adverse effect on our business and financial condition.

EMPLOYEES

          At December 31, 2003, EP Med had 79 full-time employees and two part-time employees, of whom 23 were dedicated to manufacturing, 12 represented executive management and administration, 31 were engaged in sales and marketing clinical applications and customer service, and 20 were engaged in research and development, regulatory affairs, and quality assurance. We believe our employee relations are satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTY.

          We own and operate a facility comprising approximately 15,000 square feet in West Berlin, New Jersey. The operations of this facility are predominantly manufacturing and assembly of hardware and catheter products. This facility also houses administration, engineering, catheter research and development and warehousing. We also lease an additional 2,500 square feet of space adjacent to our West Berlin, New Jersey facility for customer service and warehousing at approximately $1,560 per month. At December 31, 2003, the facility owned by us in West Berlin was encumbered by a mortgage securing a convertible note issued by us in a financing transaction. A previous mortgage was fully converted to equity in April and June of 2003.

          EP MedSystems UK Ltd. has an office in Kent, England under a lease for approximately 400 square feet effective through January 2003. The lease provides for monthly rental payments of $1,029 U.S. and is currently on a month-to-month basis. In addition, EP MedSystems France S.A.R.L. entered into a month-to-month lease in May 1999, for 300 square feet of office and storage space in Aix en Provence, France. The lease provides for monthly rental payments of $1,012 U.S. Lastly, we lease office space in Oss, in the Netherlands at approximately $1,197 U.S per month.

          We believe that our facilities are sufficient to meet our expected needs for at least the next twelve months and that our facilities are adequately covered by insurance.

ITEM 3.  LEGAL PROCEEDINGS.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          We held our 2003 Annual Meeting of Shareholders on November 17, 2003. The following were the matters voted upon at the meeting:

          1. Election of Directors.

          The following directors were elected at the meeting: Paul L. Ray and Reinhard Schmidt. The number of votes cast for and withheld from each director are as follows:

                                                                  Number of Votes
                               ---------------------------------------------------------------------------------------
                               ------------------ --------------- ------------------ ----------------- ---------------
                                      For            Against          Withheld         Abstentions         Broker
                                                                                                         Non-Votes
                               ------------------ --------------- ------------------ ----------------- ---------------
                               ------------------ --------------- ------------------ ----------------- ---------------
Paul L. Ray                       14,134,276            --             41,800               --               --
Reinhard Schmidt                  13,925,596            --             250,480              --               --

          Abhijeet Lele, David A. Jenkins and Richard C. Williams continued as directors after the meeting.

          2. Approval of a proposal to amend our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock by 5,000,000, from 25,000,000 to 30,000,000 shares. The amendment was approved by the following vote of the common stock:

                                                                    Number of Votes
                                   -----------------------------------------------------------------------------------
                                   ---------------- -------------- ----------------- ---------------- ----------------
                                         For           Against         Withheld        Abstentions        Broker
                                                                                                         Non-Votes
                                   ---------------- -------------- ----------------- ---------------- ----------------
                                   ---------------- -------------- ----------------- ---------------- ----------------
Amendment to Amended and             13,816,370        135,556            --             224,150            --
Restated Certificate of
Incorporation


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          Until March 28, 2003, our common stock was listed and traded on the Nasdaq National Market under the trading symbol "EPMD". Since March 28, 2003, our common stock has been listed and traded on the Nasdaq SmallCap National Market.

          The following table sets forth the high and low sale prices for our common stock for the periods indicated.



            PERIOD                                     HIGH              LOW
            ----------------------------------         ------           ------
            2002
            First Quarter                              $3.85            $2.25
            Second Quarter                             $3.09            $1.60
            Third Quarter                              $3.00            $1.38
            Fourth Quarter                             $5.27            $1.41
            2003
            First Quarter                              $2.61            $1.18
            Second Quarter                             $2.75            $1.60
            Third Quarter                              $4.15            $2.02
            Fourth Quarter                             $4.50            $2.73

          As of March 24, 2004, there were approximately 97 registered holders of record of our common stock. This number excludes individual shareholders holding stock under nominee security position listings because many of such shares are held by brokers and other institutions on behalf of shareholders. As a result, we are unable to estimate the total number of shareholders represented by these record holders, but we believe that the amount is in excess of 400.

DIVIDEND POLICY

          Historically, we have not paid any dividends to our shareholders, and we do not expect to pay any dividends in the foreseeable future.

SALES OF UNREGISTERED SECURITIES

          On January 31, 2003, we completed a $2.47 million private placement of our common stock to various "accredited investors" pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933. We issued 2,007,475 shares of our common stock at a purchase price of $1.23 per share, together with warrants to purchase 802,990 shares of common stock, with an exercise price of 110% of the trading price of our common stock on the date of closing of that transaction, or $1.6943. The specific terms of this transaction are incorporated herein by reference to Item 6. "Management's Discussion and Analysis or Plan of Operation -- Liquidity and Capital Resources" of this Form 10-KSB. We paid Adams Harkness & Hill a customary placement fee for services as our placement agent in connection with that financing.

          On February 4, 2003, we issued 311,915 shares of our common stock to Boston Scientific Corporation ("BSC") in exchange for the payment of $500,000 in accordance with a previously disclosed joint development project in a private transaction pursuant to Rule 506 of Regulation D under the Securities Act of 1933. The specific terms of the issuance are incorporated herein by reference to
Item 6. "Management's Discussion and Analysis or Plan of Operation -- Liquidity and Capital Resources" of this Form 10-KSB.

          In April 2003, we issued 357,398 shares of our common stock to BSC in exchange for the payment of $500,000 in accordance with a previously disclosed joint development project in a private transaction pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933. The specific terms of the issuance are incorporated herein by reference to Item 6. "Management's Discussion and Analysis or Plan of Operation -- Liquidity and Capital Resources" of this Form 10-KSB.

          On April 11, 2003, we completed a $210,000 private placement of our common stock with various "accredited investors" pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933. In that transaction, we issued 120,000 shares of our common stock for a purchase price of $1.75 per share.

          On April 2, 2003 and June 30, 2003 we issued shares of our common stock to Anthony Varrichio and William Winstrom in a private transaction pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933. The shares were issued upon the conversion of mortgage notes held by Mr. Varrichio and Mr. Winstrom. The specific terms of the issuance of the shares are incorporated herein by reference to Item 6. "Management's Discussion and Analysis or Plan of Operation -- Liquidity and Capital Resources" of this Form 10-KSB.

          In July 2003, we issued 173,732 shares of our common stock to BSC in exchange for the payment of $500,000 in accordance with a previously disclosed joint development project in a private transaction pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933. The specific terms of the issuance are incorporated herein by reference to Item 6. "Management's Discussion and Analysis or Plan of Operation -- Liquidity and Capital Resources" of this Form 10-KSB.

          In August 2003, we issued 427,899 shares of our common stock to BSC in exchange for the payment of $1,000,000 in accordance with a previously disclosed joint development project in a private transaction pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933. The specific terms of the issuance are incorporated herein by reference to Item 6. "Management's Discussion and Analysis or Plan of Operation -- Liquidity and Capital Resources" of this Form 10-KSB.

          On August 28, 2003, we issued a secured convertible note and a warrant to purchase 225,000 shares of common stock to Laurus Master Fund Ltd. in a private transaction pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933. The specific terms of the secured convertible note and warrant are incorporated herein by reference to Item 6. "Management's Discussion and Analysis or Plan of Operation -- Liquidity and Capital Resources" of this Form 10-KSB.

          On August 28, 2003, we issued 40,000 shares of common stock and a warrant to purchase 15,750 shares of common stock to Biscayne Capital Markets in a private transaction pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933. The specific terms of the issuance of the shares and warrant are incorporated herein by reference to Item 6. "Management's Discussion and Analysis or Plan of Operation -- Liquidity and Capital Resources" of this Form 10-KSB.

          On December 26, 2003 we issued 3,200,000 shares of our common stock to selected institutional and other accredited investors at a price of $2.56 per share for an aggregate purchase price of $8,192,000 in a private placement transaction pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933. We paid C.E. Unterberg, Towbin a customary placement fee for services as our placement agent in connection with that financing.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

          Except for historical information, the following Management's Discussion and Analysis or Plan of Operation contains forward-looking statements based upon current expectations that involve certain risks and uncertainties. Our actual results could differ materially from those reflected in these forward-looking statements as a result of certain factors that include, but are not limited to, the risks discussed in the Section entitled "Risk Factors." Please see the statements contained under the Section entitled "Cautionary Statement Regarding Forward-Looking Statements" above.

OVERVIEW

          EP MedSystems was incorporated in January 1993 and operates in a single industry segment. We develop, manufacture, market and sell a line of products for the cardiac electrophysiology market used to diagnose, monitor, visualize and treat irregular heartbeats known as arrhythmias. Since our inception, we have acquired technology and marketing rights, have developed new products and have begun marketing various electrophysiology products, including the EP-WorkMate(R) computerized electrophysiology workstation, the RPM RealTime Position Management(TM) navigation technology, the EP-3(TM) and EP-4(TM) Computerized Cardiac Stimulator, diagnostic electrophysiology catheters, including our unique one-piece catheter and the ALERT(R) System, including the ALERT(R) Companion II and ALERT(R) family of internal cardioversion catheters, ViewMate(R) intracardiac ultrasound catheter system and related disposable supplies.

          In 2003, we received the following product approvals or market clearances:

          Product                               Regulatory Body
-----------------------------------             --------------------------
ViewMate(R)                                     FDA and European Notified Body
ALERT(R) Companion II energy source             FDA
ALERT(R) CS/RA catheter set                     European Notified Body
ALERT(R) Deflectable CS catheter                European Notified Body
Integration of the EP-WorkMate(R)
with Boston Scientific's RPM
RealTime Position Management(TM) System         FDA

          Our core diagnostic product is the EP-WorkMate(R), a computerized electrophysiology workstation that monitors displays and stores cardiac electrical activity and arrhythmia data. The EP-WorkMate(R) offers, among other features, display and storage of up to 192 intracardiac signals, real-time diagnosis, analysis and integration with our own proprietary systems, such as our EP-3(TM) Stimulator, as well as those of market leaders, such as the RPM RealTime Position Management(TM) navigation system, as well as with other technologies and systems. Late in the third quarter of 2003, we received FDA market clearance to sell the EP-WorkMate(R) integrated with Boston Scientific Corporation's RPM RealTime Position Management(TM) System. This approval was the culmination of a strategic joint development project between Boston Scientific Corporation and EP Med. It is the only EP recording system on the market to integrate advanced recording and stimulation with anatomic modeling, advanced mapping and 3-D navigation features, allowing electrophysiology studies to be more efficient and user friendly. The EP-3(TM) Stimulator is a computerized signal generator and processor which, when integrated with the EP-WorkMate(R), is used to stimulate the heart with electrical impulses in order to locate arrhythmia. During 2003, the EP-WorkMate(R), the RPM RealTime Position Management(TM) System and the EP-3(TM) Stimulator accounted for approximately 86% of our total sales. We also market a line of diagnostic electrophysiology catheters for stimulation and sensing of electrical signals during electrophysiology studies, which represented approximately 5% of our total sales revenues in 2003.

          We have also developed a product for the treatment of atrial fibrillation known as the ALERT(R) System, which uses a patented electrode catheter to deliver measured, variable, low-energy electrical impulses directly to the inside of the heart to convert atrial fibrillation to a normal heart rhythm. We have obtained Class III Design Examination Certification from a European Notified Body allowing us to label the ALERT(R) System with a CE Mark, an international symbol of adherence to quality assurance standards, design reviews and hazard analysis, which permits us to sell the ALERT(R) System in the European Community. In November 2002, we received pre-market approval from the FDA to sell the system in the United States. In September 2003, we received pre-market approval to sell the ALERT(R) Companion II in the United States. Sales of the ALERT(R) System and related catheters accounted for approximately 6% of our total sales revenues in 2003.

         We have also developed the ViewMate(R) intracardiac ultrasound catheter system including the ViewMate(R) ultrasound imaging console and ViewFlexTM intracardiac imaging catheters. These products offer high-resolution, real-time ultrasound capability designed to improve a physician or clinician's ability to visualize inside the chambers of the heart. We believe the ViewMate(R) Ultrasound System may play an important role for a broad range of potential applications in electrophysiology and cardiology. In October 2003, we received FDA market clearance to sell the ViewMate(R) System in the United States. Sales of the ViewMate(R) system and related ViewFlex(TM) catheters accounted for approximately 3% of our total sales revenues in 2003.

CRITICAL ACCOUNTING POLICIES

          Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The SEC indicated that a critical accounting policy is one which is important to the portrayal of the company's financial condition and results and requires management's most difficult, subjective or complex judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Note 1 of our Notes to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. In addition, Financial Reporting Release No. 61 requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. The information provided below describing our debt and future commitments is provided to facilitate a review of our liquidity and capital resources. The following is a brief discussion of the more significant accounting policies and methods used by us.

General

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The primary estimates used by management are in the determination of the allowance for doubtful accounts, inventory obsolescence reserve and warranty reserve. Although these estimates are based upon management's knowledge of current events, the estimates may ultimately differ from actual results.

Revenue Recognition

         We ship products to our customers based on FOB shipping point and, as such recognize product sales on the date of shipment. Installation of the products is considered perfunctory. Payments received in advance of shipment of product are deferred until such products are shipped. We do not have royalty agreements that result in revenue to EP Med. We do not provide distributors or end-users with a general right to return products purchased.

          We have two sales channels: sales to independent distributors and sales directly to customers. Our products do not require "installation" in the traditional sense, but the EP-WorkMate(R) does require a set up. For distributor sales, distributors are responsible for all set-up of all electronic hardware products and we have no obligation after shipment of products to the distributors. For direct sales, the customer can perform the set-up on its own, however, EP Med personnel generally will assist customers in this process. The set-up process, which takes approximately 1-2 hours to complete, is usually performed within the week of shipment and primarily consists of assembling the workstation cart and plugging in the monitors, printer, isolation transformer, and the EP-3(TM) Stimulator (or catheter) to the main computer and then answering any customer questions. This process does not impact our standard payment terms. For sales to distributors, payment terms are defined in the distributor agreements as 100% of the purchase price being due 30-60 days after shipment. For direct sales, payment terms are agreed in advance of the sale and generally require a 50% deposit prior to shipment, with the balance due 30-60 days after shipment.

          We provide a standard one-year warranty on all of our products, and in accordance with Statement of Financial Accounting Standard No. 5, "Accounting for Contingencies", we accrue the estimated cost of providing the warranty at the time of sale. The estimates of the future costs are based on historical data.

          We also sell various types of warranty contracts to our customers. These contracts range in term from one to five years. Revenue is recognized on these contracts on a straight-line basis over the life of the contract.

Valuation of Accounts Receivable

          We continuously monitor customers' balances, collections and payments, and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. We may request letters of credit from our customers when we believe that there is a significant risk of credit loss. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.

Valuation of Inventory

          We value our inventory at the lower of cost or market, with cost being determined on a first-in, first-out basis. We continually monitor our slow-moving items, and establish reserve amounts on a specific identification basis, as necessary. In addition, due to the fact that our business is dependent on the latest computer technology, we continually monitor our inventory and products for obsolescence. If we determine market value to be less than cost, we write down the cost to that value. Generally, we do not experience significant writedowns, losses, etc. with the valuation of our inventory; however, these reserves are estimates, which could change significantly, either favorably or unfavorably, depending on market and competitive conditions.

Valuation of Goodwill, Intangible Assets, and Other Long-Lived Assets

          We assess the impairment of identifiable intangibles, long-lived assets and enterprise level goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

   - significant underperformance relative to expected historical or projected future operating results;
   - significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
   -    significant negative industry or economic trends;
   -    significant decline in our stock price for a sustained period; and
   -    our market capitalization relative to net book value.

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

RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE FISCAL YEAR ENDED DECEMBER 31, 2002.

          Sales decreased $2,417,000 (or 19%) to $10,003,000 in the year ended December 31, 2003 as compared to 2002. Gross profit on sales for the year ended December 31, 2003 was $5,240,000 as compared to $6,712,000 for 2002. Of the decrease in sales, $1,249,000 was due to the sales of fluoroscopy units in 2002, which we did not sell in 2003 because we no longer had a contract to sell these units. In addition, $1,168,000 of the decrease was due to slower than expected sales in U.S. and lower overall sales in Asia. Sales in Asia, which were impacted in the second quarter of 2003 by SARS, have not returned to 2002 levels. Sales in the U.S. were down approximately $672,000 for 2003 as compared to 2002, after adjusting for the sales of fluoroscopy units in 2002.

          Gross profit for 2003 decreased as a percentage of sales to 52% from 54% in 2002. The decrease in gross profit as a percentage of sales was primarily the result of the above mentioned decrease in sales and a higher percentage of sales outside the U.S., where overall margins are lower. We hope to improve our overall gross profit percentage through continued improvement in manufacturing costs and through increased sales of the core products and additional sales of products approved in 2003 to cover the fixed manufacturing costs.

          Sales and marketing expenses increased $588,000 (or 12%) to $5,563,000 and increased as a percentage of total sales to approximately 56% in the year ended December 31, 2003 as compared to 40% in 2002. The increase in sales and marketing costs were primarily due to increased spending in anticipation of new product launches. We increased headcount costs in the areas of sales and marketing by approximately $184,000 and increased marketing expenses by $452,000 in connection with the rollout of new products. We can expect this level of spending, or higher, as sales of new products begin in 2004, net of anticipated cost savings plans.

          General and administrative expenses decreased $39,000 (or 1.5%) to $2,566,000 and increased as a percentage of total sales to approximately 26% for the year ended December 31, 2003, as compared to 21% in 2002. This decrease in general and administrative expenses was primarily due to a favorable impact of foreign exchange rates as the dollar declined against the euro. The consolidation of our executive offices with our manufacturing facility resulted in various administrative costs savings of approximately $92,000 which was offset by an increase in business insurance and legal and accounting services of $270,000.

          Research and development expenses decreased $722,000 (or 22%) to $2,566,000 for the year ended December 31, 2003 as compared to 2002. This decrease was due to a decrease in professional and project fees related to our latest development initiatives around the ALERT(R) System, ViewMate(R) Ultrasound imaging console and intracardiac imaging catheters and costs related to regulatory and submission requirements. Both products received various regulatory approvals in 2002 and 2003.

          Interest expense increased $254,000 for the year ended December 31, 2003 as compared to 2002. This increase was due primarily to our issuance of secured convertible notes, the associated accretion of debt discount and beneficial conversion feature of $192,000, and an increase in the interest rate on the indebtedness to Medtronic of 1%, net of the impact of the reduction of $1,000,000 of that indebtedness that was repaid in 2003.

          For the year ended December 31, 2003, we recorded a non-cash mortgage conversion expense of approximately $222,000 as a result of a reduction in the conversion price for the shares of our common stock issuable upon conversion of the loans previously secured by a mortgage on our West Berlin facility.

          For the year ended December 31, 2003, we recorded a non-cash interest expense, debt conversion in connection with the conversion of the $1,000,000 convertible promissory bridge notes which converted into our common stock on January 31, 2003.

          Income tax benefit decreased $40,000 to $398,000 for the year ended December 31, 2003, as compared to 2002, due to a decrease in the amounts of our cumulative New Jersey State Net Operating Loss (NOL) carryforwards sold. The sales of the cumulative NOL are a result of a New Jersey State law enacted January 1, 1999 allowing emerging technology and biotechnology companies to transfer or "sell" their unused New Jersey NOL carryforwards and New Jersey research and development tax credits to any profitable New Jersey company qualified to purchase them for cash. We received approval from the State of New Jersey to sell the NOLs in each of November 2003 and 2002, and in each such year, entered into a contract with a third party to sell the NOLs for $398,000 and $438,000 in December 2003 and 2002, respectively. Accordingly, the deferred tax asset valuation allowance was reduced by $398,000 and $438,000 as of December 31, 2003 and 2002 respectively.

LIQUIDITY AND CAPITAL RESOURCES

          Since our incorporation in January 1993, our expenses have exceeded sales, resulting in an accumulated deficit of approximately $38.2 million at December 31, 2003 and approximately $31.2 million at December 31, 2002.

          On November 15, 2000, we completed a $3.2 million debt financing with Medtronic Asset Management, Inc., an affiliate of Medtronic, Inc., one of our shareholders. Approximately $2.3 million of that amount was used to repay outstanding amounts on our then-existing revolving credit facility. The principal and all accrued interest on the Medtronic note was to be repaid on November 15, 2003 and the note was secured by a pledge by David Jenkins, the Chairman of our Board of Directors, of shares of common stock of a privately-held corporation. On March 12, 2003, the due date of the note was extended to April 1, 2004. In connection with the extension, we paid $1 million of the note upon receipt of certain equity proceeds and increased the interest rate to the prime rate plus 3% from the prime rate plus 2%. The prime rate was 4% at December 31, 2003. We had accrued approximately $728,000 of interest expense as of December 31, 2003. In February 2004, the principal amount of this note along with all accrued interest was repaid.

          On June 11, 2001, we entered into a common stock purchase agreement (the "Fusion Agreement") with Fusion Capital Fund II, LLC ("Fusion Capital") whereby at our election, Fusion Capital was required to purchase our common stock at the times and prices set forth in that agreement.

          In connection with the Fusion Agreement, we recorded deferred offering costs of approximately $1 million, which were recorded in other assets and additional paid in capital, and were to be offset against proceeds as the common stock was sold to Fusion Capital. During the third quarter of 2002, we determined it was no longer probable that shares would be sold under this agreement, based on new financing opportunities initiated by us, and therefore, the entire amount of the deferred offering costs were written off. This non-cash charge of $1,042,000, as well as $76,000 of additional cash expenditures, were recorded as a separate line item labeled "Offering costs" within operating expenses in the 2002 Statement of Operations. On October 29, 2002, we withdrew the registration statement relating to the Fusion Agreement and on November 13, 2002 the parties mutually agreed to terminate the agreement effective January 15, 2003.

          During the year ended December 31, 2001, we consummated the private sale and issuance of our Series A convertible preferred stock to Medtronic, Inc. ("Medtronic"). In 2002, Medtronic converted a portion of its preferred stock into shares of our common stock. At December 31, 2003, Medtronic held 373,779 of our Series A Preferred Shares which are convertible into 387,946 shares of our common stock at the option of Medtronic or us in accordance with the terms of the agreement with Medtronic.

          On September 5, 2002, we entered into a stock purchase agreement and license agreement with Boston Scientific Corporation ("BSC") in connection with a strategic joint development project. The development project was completed in the third quarter of 2003. As a result, we have marketing rights to the developed technology and will pay royalties to BSC based on the market value of the technology at the time of our sale of the integrated product. The stock purchase agreement with BSC allowed for the sale of up to $3,000,000 of common stock based on the achievement by us of milestones in the development of certain cardiac electrophysiology technology. We achieved each of the milestones, and the common stock was sold at the lesser of the ten-day trailing average trading price per share prior to the closing of each installment purchase, and $5.00 per share. Upon signing of the agreement, we received $500,000 for 210,084 shares of our common stock issued at the ten-day trailing average trading price of $2.38 per share. On February 4, 2003, we issued 311,915 shares of common stock in exchange for $500,000. These shares were registered for resale on Form S-3 on April 2, 2003. On April 21, 2003, we issued 357,398 shares of common stock in exchange for another payment of $500,000. During the third quarter of 2003, we issued 601,631 shares of common stock in exchange for the final payments totaling $1,500,000.

          On November 21, 2002, we issued $750,000 of notes secured by a mortgage on our facility in West Berlin, New Jersey. Interest was payable quarterly at 8% and the notes were collateralized by the building. The notes were convertible into our common stock at escalating amounts over its three year term as follows:

   - November 21, 2002 through December 31, 2003 convertible at $2.14 per share

   -    January 1, 2004 through December 31, 2004 convertible at $2.50 per share

   -    January 1, 2005 through December 31, 2005 convertible at $3.00 per share

          On April 2, 2003, the holders of the mortgage notes converted an aggregate of $375,000 of the mortgage notes into 300,000 shares of our common stock. In connection with the conversion, we reduced the conversion price from $2.14 per share to $1.25 per share, which resulted in the recording of a non-cash mortgage conversion charge of $222,084. On June 30, 2003, the holders of the mortgage notes converted the final portion of the mortgage notes into 175,234 shares of common stock at a conversion price of $2.14 as stated in the agreement.

          On December 30, 2002, we issued convertible promissory bridge notes, in an aggregate amount of $1,000,000, to EGS Private Healthcare Partnership L.P. and EGS Private Healthcare Counterpart L.P. (the "EGS Entities"). The maturity date of those promissory notes was June 30, 2003, and interest accrued at 10% per annum, payable upon maturity. In connection with that financing, we issued warrants to the EGS Entities to purchase an aggregate of 50,000 shares of our common stock at 105% of the closing trading price of its common stock on December 30, 2002. On January 31, 2003, we issued common stock in a related private placement. The entire principal amount of the promissory notes issued to the EGS Entities and all accrued and unpaid interest thereon were converted into 819,783 shares of common stock and warrants to purchase 327,913 shares of our common stock in and on the same terms as the private placement. A managing member of the EGS Entities is also a member of our Board of Directors.

          On January 31, 2003, we completed a $2,470,000 private placement of our common stock to various accredited investors. We issued 2,007,475 shares of our common stock for a purchase price of $1.23 per share and warrants to purchase 802,990 shares of common stock at an exercise price per share of 110% of the closing trading price on the date of closing of that transaction, which was $1.6943. In the private placement, we received approximately $1,570,000 in cash, net of offering costs. The balance of the private placement included the conversion of the entire principal amount of, and accrued interest on, the promissory notes from the EGS Entities into our common stock and the securities issued in that private placement were issued on the same terms and conditions as those of the other investors. In connection with that conversion, the 50,000 warrants issued to the EGS Entities on December 30, 2002 were cancelled in 2003 and we recorded a $1,000,000 non-cash charge in connection with the conversion in 2003. The charge is for interest conversion expense associated with certain beneficial conversion features and the intrinsic value of embedded conversion options within the promissory notes. With prior notice to the holders of the warrants, the warrants issued in connection with the private placement may be repurchased by us at $.01 per warrant at any time after the average closing price of our common stock, for any twenty consecutive trading days, has equaled or exceeded $2.54. In July of 2003, the closing price requirement for repurchase of the warrants was met, we gave notice to repurchase the warrants to the warrant holders, and 794,790 shares of common stock were issued upon exercise of these warrants. In April 2003, we completed an additional $210,000 private placement of 120,000 shares of our common stock to various accredited investors.

          On August 28, 2003, we issued a Secured Convertible Note (the "Laurus Convertible Note") to Laurus Master Fund, Ltd. ("Laurus") and entered into a related Security Agreement with Laurus, pursuant to which Laurus provided us with a $4,000,000 revolving asset-based credit facility in the form of a three-year Laurus Convertible Note secured by our accounts receivable, inventory, real property and other assets, other than intellectual property.

          At the closing of the transaction, we issued the Laurus Convertible Note to Laurus having a principal amount of $4,000,000 and received net proceeds of $2,661,600. The remaining $1,000,000 has been funded by Laurus and is expected to be available to us upon the fulfillment of certain requirements associated with documenting Laurus' security interest in our real property and is included on the Balance Sheet under the caption "Restricted Cash". The balance of the proceeds was used to pay fees incurred in connection with this transaction. Deferred financing fees are being amortized over the life of the Laurus Convertible Note using the effective interest method. In addition, we paid a portion of the fees payable to an intermediary, Biscayne Capital Markets, Inc. ("Biscayne"), in 40,000 shares of our common stock having a market value on the date of closing of this transaction equal to $100,000. The net proceeds of the Laurus Convertible Note will be used for working capital purposes and payment of outstanding debt.

          The portion of the Laurus Convertible Note against which Laurus advances funds based on our accounts receivable bears interest at the prime rate, with a floor of 4%, which is an effective interest rate of 16.86% (including accretion of discount and amortization of beneficial conversion feature), and the balance (the "Advance Amounts") bears interest at the prime rate plus 2%, which is an effective interest rate of 5.16%. One half of Advance Amounts outstanding on the date of closing (approximately $681,000) is required to be repaid on or before February 28, 2005. The remaining balance of the Advance Amounts outstanding on the date of the closing is required to be repaid on or before August 28, 2006. Subject to certain rights of cancellation, we may extend the credit facility by Laurus, on a year-by-year basis, commencing August 28, 2006. We may repay in cash, without penalty, up to $500,000 of the Laurus Convertible Note in any one calendar year, plus all Advance Amounts.

          Subject to certain volume limitations and other conditions, all or a portion of the Laurus Convertible Note is convertible into our common stock at our option if the market price of our common stock reaches a level, for 11 consecutive trading days, which is above 120% of $2.55 (the "Fixed Conversion Price"), which is a price that was greater than the market price of our common stock on the date of closing. Subject to certain volume limitations and other conditions, Laurus has the option to convert all or a portion of the Laurus Convertible Note into shares of our common stock at the Fixed Conversion Price.

          Following the conversion into our common stock by us and/or Laurus of an aggregate of $2,000,000 of the principal amount of the Laurus Convertible Note (a "Conversion Event"), the Fixed Conversion Price will be adjusted upward to a price which is 115% of the average of the closing price of our common stock for the three trading days prior to the Conversion Event. Subject to certain limitations, including the repayment obligations with respect to Advance Amounts described above, the dollar amounts of the Laurus Convertible Note converted may be re-borrowed.

          The Fixed Conversion Price is subject to adjustment, with customary exceptions and on a weighted-average basis, in connection with sales of our securities below the Fixed Conversion Price then in effect, and is also subject to adjustment for stock splits, combinations, stock dividends and similar events. As part of the credit facility transaction, Laurus and the intermediary also received warrants to purchase an aggregate of 240,750 shares of our common stock (the "Warrants"), with exercise prices set as follows: $2.93 per share for the purchase of up to the first 133,750 shares, $3.19 per share for the purchase of up to the next 80,250 shares, and $3.70 per share for the purchase of up to the final 26,750 shares. The expiration date of the Warrants is August 28, 2010. The exercise price of the Warrants and the number of shares underlying the Warrants are subject to adjustments for stock splits, combinations, stock dividends and similar events.

          We registered, under the Securities Act of 1933, as amended, 1,500,000 shares of our common stock which may be received by Laurus upon conversion of the Laurus Convertible Note and exercise of the Warrant and will be required to register the remainder of such shares (approximately 300,000 shares) on the date which is the earlier of (i) one year from the closing of the transaction or (ii) the date of conversion of the $2 million portion of the Laurus Convertible Note. In accordance with the provisions of Emerging Issues Task Force (EITF) Issue 00-27, "Application of EITF Issue No. 98-5 `Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios', to Certain Convertible Securities", the allocated value of the Laurus Convertible Note contained a beneficial conversion feature calculated based on the difference between the effective conversion price of the proceeds allocated to the Laurus Convertible Note and the Warrants at the date of issuance. The amount arising from the beneficial conversion feature aggregated approximately $486,000 and is being amortized as interest expense from the date of the issuance of the Laurus Convertible Note to the mandatory redemption date of August 28, 2006. We valued the Laurus Convertible Note and the Warrants at issuance. The fair value of the Warrants at the time of issue was $407,500. In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," we marked the Warrants to market at September 30, 2003 incurring a non-cash charge of $264,000. The registration rights agreement associated with the Laurus Convertible Note was amended on November 25, 2003 and, as a result, the amount associated with the warrants was transferred to equity. We marked the Warrants to market at the date of the amendment which reduced the overall expense to $210,750 for the year ended December 31, 2003. The net carrying value of the Laurus Convertible Note, after allocation of the fair value of the Warrants, is being accreted to interest expense over the life of the agreement using the effective interest method.

          On December 26, 2003, we completed an $8,200,000 private placement of our common stock to various accredited investors whereby we issued 3,200,000 shares of our common stock at a purchase price of $2.56 per share.

          Net cash used in operating activities for the year ending December 31, 2003 increased $2,880,000 as compared to 2002. The increase in our net use of cash in operations during 2003 was primarily due to an increase in our net loss of $1,901,000, a decrease in accounts payable of $623,000 coupled with an increase in prepaid expenses totaling $507,000. Payments to related parties are made on terms similar to those of other suppliers. Capital expenditures, net of disposals, were $154,000 for the year 2003 as compared to $255,000 in 2002. We expect to purchase capital equipment in 2004 as we grow, however, we currently do not have any commitments for purchases. We lease office and manufacturing space and certain office equipment under operating leases.

         Assets increased $10,733,000 from $10,928,000 at December 31, 2002 to $21,661,000 at December 31, 2003. The change in assets was due to a number of factors. Cash and cash equivalents, including restricted cash, increased $10,236,000 mainly due to various financings and stock offerings we completed in 2003, and $1,000,000 cash was paid to Medtronic to reduce outstanding debt
 and
cash used for operating activities. Prepaid expenses and other assets, both short and long term, increased approximately $949,000. The increase in these balance sheet items was primarily a result of deferred offering costs and the beneficial conversion feature in connection with the convertible note of $466,000 and $386,000 respectively.

         Liabilities increased approximately $809,000 to $10,035,000 at December 31, 2003. We issued the Laurus Convertible Note for approximately $4,000,000 in 2003, which is valued on the balance sheet net of a discount and allocated amounts for the Warrants. In addition, we reduced our accounts payable with the cash we received from the various financings discussed above. Current liabilities were impacted by the reclassification from long-term to short-term of the debt with Medtronic and it's associated accrued interest. This balance was repaid in February 2004.

          We evaluate the collectability of our receivables quarterly. The allowance for bad debts is based upon specific identification of customer accounts for which collection is doubtful and our estimate of the likelihood of potential loss. To date, we have experienced only modest credit losses with respect to our accounts receivable. To date, we have experienced insignificant inventory write-downs and the reserve is consistent with management's expectations.

          We have a history of operating losses and we expect to continue to incur operating losses in the near future as we continue to expend substantial funds for research and development, increased manufacturing activity and expansion of sales and marketing activities. The amount and timing of future losses will depend upon, among other things, volume of sales of our existing products, market acceptance of the ALERT System and ultrasound products, and developmental, regulatory and market success of new products under development, as well as our ability to establish, preserve and enforce intellectual property rights related to our products. There can be no assurance that any of our development projects will be successful or that if development is successful, the products will generate any sales. Based upon our current plans and projections, we believe that our existing capital resources will be sufficient to meet our anticipated capital needs for at least the next twelve months.

         The following table summarizes our contractual cash obligations at December 31, 2003, and the effects such obligations are expected to have on liquidity and cash flow in future periods. We do not have any other commercial commitments.


                             PAYMENTS DUE BY PERIOD

--------------------------------- ----------------- ------------------ --------------- -------------- -------------
                                                                                                        After 5
    Contractual Obligations            Total        Less than 1 year     1-3 years       4-5 years       years
--------------------------------- ----------------- ------------------ --------------- -------------- -------------
Long-Term Debt                          $6,375,000         $2,928,000      $3,447,000             $0            $0
--------------------------------- ----------------- ------------------ --------------- -------------- -------------
Operating Lease Obligations                $70,000            $40,000         $30,000             $0            $0
--------------------------------- ----------------- ------------------ --------------- -------------- -------------
Other Long Term Obligations                     $0                 $0              $0             $0            $0
--------------------------------- ----------------- ------------------ --------------- -------------- -------------
Total Contractual Cash
Obligations                             $6,445,000         $2,968,000      $3,477,000             $0            $0
--------------------------------- ----------------- ------------------ --------------- -------------- -------------

          The short-term debt includes interest and principal on the note payable to Medtronic which was repaid in February 2004 as described above.

                                  RISK FACTORS

You should carefully consider the risks described below before deciding to invest in our common stock. An investment in our common stock involves a high degree of risk. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business, financial condition and results of operations. If any of the following risks actually occur, our business, financial condition and results of operations could be harmed. In that case, the trading price of our common stock could decline, and you could lose all or part of your investment. In assessing these risks, you should also refer to the other information included or incorporated by reference in this 10-KSB, including our financial statements and the notes thereto.



I. RISK FACTORS RELATING TO EP MEDSYSTEMS, INC. AND THE INDUSTRY IN WHICH WE OPERATE.

WE HAVE A HISTORY OF OPERATING LOSSES AND EXPECT FUTURE LOSSES.

          We were incorporated in January 1993 and completed the initial public offering of our common stock in June 1996. We have incurred substantial operating losses in each year since 1993, with aggregate losses of approximately $3,533,000 for the period from 1993 through 1995 and annual losses for the years since our initial public offering in the approximate amounts set forth below:

                             1996                        $1,571,000
                             1997                        $4,864,000
                             1998                        $4,511,000
                             1999                        $2,997,000
                             2000                        $4,634,000
                             2001                        $4,089,000
                             2002                        $5,048,000
                             2003                        $6,949,000

          At December 31, 2003, we had an accumulated deficit of approximately $38.2 million. Our net sales revenue did not cover our operating expenses of approximately $15.7 million for the year ended December 31, 2003. At December 31, 2002, we had an accumulated deficit of approximately $31.2 million. Our net sales revenue did not cover our operating expenses of approximately $17.7 million for the year ended December 31, 2002. We expect that our operating expenses will continue to exceed the revenues, and as such, we will likely continue to incur operating losses until revenue from new products covers our costs.

WE MAY NEED ADDITIONAL FUNDS TO SUPPORT OPERATIONS AND MAY NEED TO REDUCE OPERATIONS, SELL STOCK OR ASSETS, OR MERGE WITH ANOTHER ENTITY TO CONTINUE OPERATIONS.

          Our operations to date have consumed substantial capital resources, and we will continue to expend substantial and increasing amounts of capital for research, product development and testing to establish commercial-scale manufacturing capabilities, and to market potential and approved products. Our future capital requirements will depend on many factors, including:

   -    continued scientific progress in our research and development programs,

   -    the size and complexity of our research and development programs,

   -    the scope and results of testing and trials of our products,

   -    the time and costs involved in applying for regulatory approvals,

   - the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims,

   -    competing technological and market developments,

   - our ability to establish and maintain collaborative research and development arrangements,

   -    the cost of manufacturing scale-up and product commercialization, and

   -    our ability to create an effective sales channel for our products.

          We may need to raise additional funds. If we are not able to do so, we may not be able to fund our operations. We expect that our existing capital resources, including the capital previously raised through the sale of common stock, the issuance of convertible notes under our existing revolving credit facility and the exercise of previously issued warrants, will be sufficient to fund our activities as currently planned for a period in excess of twelve months. However, in the event sales do not reach budgeted levels, the amounts expended by us for various purposes vary significantly from our estimates and/or we are unable to convert outstanding notes into shares of our common stock and borrow additional funds under our existing revolving credit facility, it is likely that our cash requirements will exceed current projections and that we will therefore need additional financing sooner than currently expected. In the future, it is possible that we will not have adequate resources to support our business activities.

          We may seek additional funding, including public and private financings. Our choice of financing alternatives may vary from time to time depending upon various factors, including the market price of our securities, conditions in the financial markets, and the interest of other entities in strategic transactions with us. There can be no guarantee that additional financing will be available on acceptable terms, whether through collaborative arrangement, issuance of securities, or otherwise. If adequate funds are not available, we may be required to delay, scale back or eliminate one or more of our research and development programs or obtain funds through arrangements with collaborative partners or others that require us to relinquish rights to certain technologies or potential products. Any such delay, scale back, partnership or similar arrangement could have a negative impact on our ability to develop products, or to achieve profitability if our products are brought to market. If we obtain additional funding through sales of securities, your investment in us will be diluted.

WE MAY NEED TO ESTABLISH COLLABORATIVE AGREEMENTS, AND THIS COULD HAVE A NEGATIVE EFFECT ON OUR FREEDOM TO OPERATE OUR BUSINESS OR PROFIT FULLY FROM SALES OF OUR PRODUCTS.

          We may seek to collaborate with other medical device companies to gain access to their research and development, manufacturing, marketing and financial resources. However, we may not be able to negotiate arrangements with any collaborative partners on acceptable terms. Any collaborative relationships that we enter into may include restrictions on our freedom to operate our business or to profit fully from the sales of our products.

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

OUR SUCCESS WILL DEPEND ON CONTINUED MARKET ACCEPTANCE OF THE EP-WORKMATE(R) AND MARKET ACCEPTANCE OF OUR EP-WORKMATE(R) INTEGRATED WITH RPM(TM), THE ALERT(R) SYSTEM AND VIEWMATE(R) PRODUCT OFFERINGS.

          Our ability to increase revenues over the next several years will depend on the continued market acceptance by electrophysiologists of one of our products, the EP-WorkMate(R) computerized monitoring and analysis workstation, anD market acceptance of our ALERT(R) System and ViewMate(R) product offerings. Sales of our EP-WorkMate(R), its integRATed stimulator, EP-3(TM), and Boston Scientific Corporation's ("BSC's") RPM RealTime Position Management(TM) system accoUNTed for 86% of our sales in the year ended December 31, 2003. Because the EP-WorkMate(R) has a list price of approximatelY $150,000 with an integrated EP-3(TM) Stimulator, each sale of an EP-WorkMate(R) represents a relatively large percentagE Of our net sales. Decreased or flat sales or low market acceptance of our EP-WorkMate(R) products or low market acceptancE of our recently approved products could have a material adverse effect on our business, results of operations and financial condition.

WE ARE REQUIRED TO OBTAIN REGULATORY APPROVALS IN ORDER TO MANUFACTURE AND MARKET OUR PRODUCTS AND OUR SUCCESS WILL DEPEND UPON OUR ABILITY TO OBTAIN THOSE APPROVALS.

          We plan to file with the FDA to sell the ALERT(R) CS/RA catheter product line in the United States in 2004 anD we have filed with the European Notified Body to sell the EP-WorkMate(R) integrated with BSC's RPM Real Time PositioN Management(TM) system in Europe. We will also be seeking FDA and by a European Notified Body approval for various othER products. Approval of these products by the FDA and European Notified Body is based upon, among other things, the results of clinical trials that demonstrate the safety and efficacy of such products. Our failure to obtain regulatory approval or the delay in the approval of these products from either regulatory body would have a material adverse effect on our sales, margins, business and financial condition.

ACCEPTANCE OF OUR PRODUCTS BY PHYSICIANS AND OTHER CLINICIANS IS CRITICAL TO OUR SUCCESS.

          Acceptance and use of our products by physicians and other clinicians is critical to our success. Physician and clinician acceptance will depend upon, among other things, substantial favorable clinical experience, advantages over alternative treatments, cost effectiveness and favorable reimbursement policies of third-party payors, such as insurance companies, Medicare and other governmental programs. Our failure to obtain physician and other clinician acceptance of our products would have a material adverse effect on our business, results of operations and financial condition.

WE ARE PRIMARILY ENGAGED IN THE SALE OF CAPITAL EQUIPMENT.

          Our products are generally categorized as capital goods and are subject to the budgetary cycles of our customers. This can cause fluctuations in our quarterly revenue as customers change their capital budgets based on available cash to pay for equipment.

OUR PROFITABILITY WILL DEPEND ON OUR ABILITY TO MANUFACTURE OUR PRODUCTS EFFICIENTLY AND ECONOMICALLY.

          Our profitability will depend on our ability to manufacture our products efficiently and economically. Our failure to obtain efficiency in our manufacturing processes will affect our profitability and could have a material adverse effect on our business, results of operations and financial condition.

WE HAVE LIMITED MANUFACTURING EXPERIENCE AND MANUFACTURING CAPACITY, WHICH MAY AFFECT OUR ABILITY TO PRODUCE COMMERCIALLY VIABLE PRODUCTS IN SUFFICIENT QUANTITIES.

          We have limited experience in manufacturing our catheter products generally, and specifically, we have limited experience manufacturing all of our products in volumes necessary for us to achieve commercial profitability. We may not be able to establish or maintain reliable, high-volume, cost-effective manufacturing capacity, which is critical to our future profitability. We have entered into agreements to outsource a significant portion of the manufacturing of our catheter products for sale in the United States and other countries. Increasing or changing of our manufacturing capacity or sources through these and other outsourcing arrangements may make it more difficult for us to:

   -    maintain quality control and assurance,

   -    maintain adequate component supplies,

   -    comply with FDA regulations, and

   -    seek additional regulatory approval on new manufacturing processes.

          We cannot assure you that we will be able to successfully manufacture our products in volumes sufficient for us to be profitable or that we can successfully increase our manufacturing capacity.

WE DEPEND ON THIRD-PARTY SOURCES TO MANUFACTURE CERTAIN OF OUR PRODUCTS AND CRITICAL COMPONENTS FOR OUR PRODUCTS.

          We rely on third-party sources to manufacture our EP-3(TM) Stimulator and critical components for the ViewMatE(R) and its VewFlex(TM) catheter, ALERT(R) Companion and EP-WorkMate(R). In connection with our upcoming migration frOM the EP-3(TM) Stimulator platform to the EP-4(TM) Computerized Cardiac Stimulator platform, we have changed our third-party manufacturing source. Any interruption by these third-party sources in the supply of such products or components, as a result of any failure to obtain necessary regulatory approvals or other events relating to the performance of any third party source, would have a material adverse effect on our ability to deliver those products or the products in which such components are used and could materially adversely impact our sales and gross margins. If any interruption were to occur, we may not be able to reach an acceptable arrangement with an alternative source of supply on a timely basis. Our failure to find alternative manufacturing sources could have a material adverse effect on our business, results of operations and financial condition.

OUR PRINCIPAL SHAREHOLDERS HAVE THE ABILITY TO CONTROL US AND THEIR INTERESTS MAY, AT TIMES, CONFLICT WITH THE INTERESTS OF OUR OTHER SHAREHOLDERS.

          As a result of our prior private placement financings, we have shareholders who hold a large percentage of our outstanding shares of common stock. David Jenkins, our Chairman of the Board, beneficially owns, either directly or indirectly through entities in which he has ownership, approximately 3,357,400 shares of our common stock, or 14.4% of the outstanding shares of our common stock, assuming currently exercisable warrants held directly or indirectly by him are fully exercised. Abhijeet Lele, one of our directors, beneficially owns, either directly or indirectly through limited partnerships of which he has management control, approximately 2,684,946 shares of our common stock, or 11.5% of the outstanding shares of our common stock, assuming currently exercisable warrants held directly or indirectly by him are fully exercised. To the extent that these shareholders exercise their voting rights in concert, they may have the ability to appoint new management and to control the outcome of matters submitted to a vote of the holders of our common stock. In addition, because our certificate of incorporation does not provide for cumulative voting with respect to election of directors, these shareholders and their affiliates may be able to control the election of members of our board. The interests of these equity holders may at times conflict with the interests of our other shareholders.

OUR SUCCESS DEPENDS IN PART ON OUR ABILITY TO KEEP PACE WITH TECHNOLOGICAL DEVELOPMENTS AND MARKETPLACE CHANGES.

          The electrophysiology market is characterized by rapidly changing technology, new products and industry standards. Accordingly, our ability to compete depends on our ability to develop new products and improve existing ones to keep pace with technological and marketplace changes. The research and development necessary for new products and for product refinements can take longer and require greater expenditures than we expect, and our efforts may not be successful. Moreover, any new products or refinements to existing products may not be accepted by physicians or patients. If we are unable to successfully respond to technological developments or changes in the marketplace in which we compete, our business, financial condition and prospects may be materially adversely affected.

OUR PATENTS AND PROPRIETARY RIGHTS MIGHT NOT PROVIDE SUFFICIENT PROTECTION.

          Our success and ability to compete in the electrophysiology marketplace depends on our ability to protect our patents, proprietary technology and other intellectual property. We have acquired, and will continue to seek to acquire, patents, and we have entered into license agreements to obtain rights, including patent rights, of third parties that we consider important to our business. Patents might not be issued on our patent applications and applications for which we have acquired licenses. Further, if those patents are issued, they may not be of sufficient scope and strength to provide us with meaningful protection or commercial advantage. Additionally, these patents may be challenged, invalidated or circumvented in the future. Moreover, our competitors, many of whom have substantial resources and have made substantial investments in competing technologies, may presently have or may seek patents that will prevent, limit or interfere with our ability to make, use or sell our products in the United States and other countries.

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

INTELLECTUAL PROPERTY LITIGATION COULD HARM OUR BUSINESS.

          We have not received any notices alleging any infringement by us of any other party's patents or intellectual property. However, from time to time we have received communications from third parties relating to rights to technology that may be related to technology included in products offered by us. In the future, we may receive similar or other communications from third parties asserting that a product offered by us, or an aspect of our business, infringes a patent held by the third party. With respect to those third party communications previously received by us, we believe, after having consulted with counsel, that either (i) our rights to such technology are established,
(ii) we have meritorious defenses, (iii) based on license terms previously offered to us or typically available in the industry, we can obtain any necessary licenses on commercially reasonable terms, or (iv) we can modify our products to avoid such rights, but if this not the case, we may be sued and assessed damages for past infringement. Those licenses may not be available on commercially reasonable terms, or at all. In addition, there can be no assurance that current and potential competitors have not filed, or in the future will not file, applications or apply for patents or additional proprietary rights relating to devices, apparatus, products, materials or processes used or proposed to be used by us.

          Litigation over infringement claims is frequent in the medical device industry. We may have to defend against third party intellectual property claims or litigate against third parties that are infringing on our patents or other intellectual property rights. Any intellectual property litigation, with or without merit, would be time consuming and costly. The result of such litigation could cause us to cancel or delay shipments of any products found to be employing another party's intellectual property rights, require us to develop alternative technology or require us to enter into costly royalty or licensing agreements. Further, if necessary licenses are not available to us on satisfactory terms, we may not be able to redesign our products or processes to avoid any alleged infringement of a third party's intellectual property rights. Accordingly, we could be prevented from manufacturing and selling some of our products. Litigation to defend against third party patents and other intellectual property claims and litigation initiated by us to protect our patents and other intellectual property rights may be costly and time consuming to our management. Such costs may be prohibitive and may affect our ability to defend against or initiate patent and other intellectual property claims. In addition, any litigation of this type might require our management to focus on matters outside of the day-to-day operations of our business. Our inability to defend against any type of intellectual property claim or protect our own intellectual property may have a material adverse effect on our business, results of operations and financial condition.

IF WE ARE UNABLE TO PAY ROYALTIES, WE MAY LOSE OUR RIGHTS TO USE CERTAIN IMPORTANT TECHNOLOGY.

          We have entered into several technology agreements which require us to pay royalties, including, in some cases, minimum annual royalties. If we do not pay these royalties, we may be in breach of our technology agreements and could lose the rights granted to us under these agreements. The loss of these rights would affect our ability to make, market and sell the ALERT(R) product line, the RPM product line, and the SilverFlex(R) product line, which could have a material adverse affect on our business, results of operations, financial condition and prospects.

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

          Our primary competitors in the production of catheters and disposable accessories are C.R. Bard Inc., EP Technologies, Inc. (a subsidiary of Boston Scientific Corporation), Medtronic, Inc., Biosense Webster, Inc. (a subsidiary of Johnson & Johnson, Inc.) and Daig Corporation (a subsidiary of St. Jude Medical, Inc.). In the computerized electrophysiology workstation and electrophysiology stimulator market, our main competitors are Marquette-Prucka (a division of General Electric) and C.R. Bard Inc. For intracardiac ultrasound we compete with Acuson, a division of Siemans Medical Solutions.

THIRD-PARTY REIMBURSEMENT MIGHT BE DENIED, MIGHT ULTIMATELY BE AT LEVELS WHICH EFFECTIVELY REDUCE OUR PRICES, OR MIGHT BE UNAVAILABLE FOR SOME OF OUR PRODUCTS, AND WE MAY NOT EARN AS MUCH INCOME FROM THE SALE OF OUR PRODUCTS AS WE CURRENTLY ANTICIPATE.

          Our products are generally purchased by physicians or medical institutions. In the United States, third-party payors, such as Medicare, Medicaid and private insurers, are billed for the healthcare services provided to patients using those products. Similar reimbursement arrangements exist in several European countries. Third-party payors are increasingly challenging the prices charged for medical products and services and are putting pressure on medical equipment suppliers to reduce prices. Certain procedures involving the EP-WorkMate(R), our EP-3(TM) Stimulator, our EP-4(TM) Stimulator, our ALERT(R) System product line and our ViewFlex(TM) catheters currently are eligible for reimbursement at varying levels of reimbursement, some of which will need to increase for us to continue to increase revenues. Maintaining and increasing levels of third-party payor reimbursement will likely be tied to economic benefits realized through use of our products and patient outcomes and resulting market acceptance of those products. We cannot assure you that significant economic benefits from the use of our products can or will be realized or that patient outcomes from the use of our products will be significantly improved. In addition, changes in FDA regulations or in third-party payor policies could limit or reduce reimbursement or make reimbursement unavailable for procedures using our products. In any of those events, or if third-party reimbursement does not become available for products we may develop in the future, our business, results of operations and financial condition could be materially adversely affected.

THE SUCCESS OF OUR BUSINESS IS DEPENDENT ON OUR KEY PERSONNEL AND THE LOSS OF ANY OF THESE PERSONNEL COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

          The success of our business is dependent, to a significant extent, upon the abilities and continued efforts of our senior management team, including Reinhard Schmidt, our President, Chief Executive Officer and a member of our board of directors. Our success also depends upon certain of our research and development and other scientific personnel. We have an employment contract with Mr. Schmidt, but none of our other executive officers or key scientific personnel currently has an employment agreement with us. We currently maintain key-man life insurance on our President and Chief Executive Officer and Vice President of Engineering, but there can be no assurance that this policy will be maintained or renewed. The loss of any of these persons and the inability to quickly attract replacements for these key personnel could have a material adverse effect on our business, results of operations and financial condition.

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

          We generate sales throughout the rest of the world through a distribution network. While we do not consider any one distributor to be material to our business, we might not be able to replace existing distributors on a timely basis if present relationships are terminated. Further, we might not be able to make arrangements with new distributors to access new international markets. If our current or future distributors are not successful in actively and effectively marketing our products, it could have a material adverse effect on our business and prospects.

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

WE ARE SUBJECT TO RISKS ASSOCIATED WITH SALES IN MULTIPLE COUNTRIES.

          We derive a significant portion of our revenues from sources outside the United States. In 2003 and 2002, approximately 41% and 37%, respectively, of our net sales were derived from sales outside the United States. We expect international sales will continue to represent a significant percentage of our total sales. We sell our products in the countries of the European Union and in Japan, Turkey, Saudi Arabia and China, among others. While we attempt to mitigate risks associated with international sales, as a result of the significant portion of our revenues derived from such international sales, we are subject to associated risks, including:

   - export license requirements and unauthorized re-export of our products to non-U.S. approved jurisdictions;

   - currency devaluations and fluctuations in currency exchange rates, particularly in Europe in connection with the euro and pounds sterling;

   -    imposition of, or increases in, customs duties and other tariffs;

   -    inability to definitively determine or satisfy legal requirements;

   -    inability to effectively enforce contract or legal rights;

   - inability to obtain complete financial and other information under local legal, judicial, regulatory, disclosure and other systems;

   -    unexpected changes in regulatory requirements;

   - nationalization and other risks, which could result from a change in government or other political, social or economic instability;

   -    extended collection periods for accounts receivable;

   -    potentially inadequate protections of intellectual property rights;

   -    restrictions on repatriation of earnings; and

   - the effects of terrorism, wars or other geopolitical events which, directly or indirectly, impact the demands for products manufactured or sold by United States' companies or the global economy generally.

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

OUR BUSINESS AND FINANCIAL CONDITION ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES ARISING FROM DOMESTIC AND INTERNATIONAL LAWS AND REGULATIONS.

          United States. In the United States, the development, testing, manufacture, labeling, marketing, promotion and sale of medical devices is regulated principally by the FDA under the Federal Food, Drug and Cosmetic Act. The FDA has broad discretion in enforcing compliance with that statute and its regulations. Our ability to continue to sell our products commercially is subject to continuing FDA oversight of the on-going design, manufacturing, packaging, labeling, storage and quality of our medical devices. While we are currently in full compliance with the FDA, we are subject to additional inspections by the FDA and cannot assure you that we will be in full compliance during any future FDA inspections, particularly with respect to facilities maintained by any third party with which we have an agreement to manufacture our catheters or components of our other products. Noncompliance can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure to grant pre-market clearance or pre-market approval for devices, withdrawal of marketing approvals and criminal prosecution, any of which could have a material adverse effect on our business, results of operations and financial condition.

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

POTENTIAL ISSUANCE OF PREFERRED STOCK MAY DELAY, DEFER OR PREVENT CORPORATE TAKEOVER.

          The board of directors has the authority to issue up to 5,000,000 shares of undesignated preferred stock and to determine the rights, preferences, privileges and restrictions of such shares without any further vote or action by the shareholders. The board of directors, without shareholder approval, can issue preferred stock with voting and conversion rights, which could adversely affect the voting power of the holders of our common stock. Currently, 373,779 shares of our Series A Convertible Preferred Stock are outstanding and are owned by Medtronic, Inc. ("Medtronic"). Those shares are currently convertible, at our or Medtronic's option, into 387,946 shares of common stock. With certain customary exceptions, the number of shares of our common stock that may be received by the holder upon conversion of those preferred shares may be increased based on a customary weighted-average anti-dilution formula if we issue or sell shares of our common stock, or securities convertible or exercisable for shares of our common stock, at a price that is less than $1.715 per share. We have no present intention to issue additional shares of preferred stock. The potential future issuance of preferred stock under certain circumstances may have the effect of delaying, deferring or preventing a change in control of us or otherwise adversely affecting the rights of the holders of common stock.

          Our certificate of incorporation does not provide for cumulative voting with respect to the election of directors, but does provide for staggered elections of our board of directors. As a result, shareholders who have large holdings of our common stock may be able to control the election of members of our board, which may have the effect of delaying or preventing a change in control of us, including transactions in which our shareholders might otherwise receive a premium for their shares over current market prices.

II.      RISK FACTORS RELATED SPECIFICALLY TO OUR COMMON STOCK

OUR COMMON STOCK PRICE IS VOLATILE AND MAY DECLINE EVEN IF OUR BUSINESS IS DOING WELL.

          The market price of our common stock has been, and is likely to continue to be, highly volatile. Market prices for securities of medical device companies, including ours, have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The following factors can have a significant effect on the market price of our common stock:

   - announcements of technological innovations or new products by us or others,

   -    clinical trial results,

   -    developments concerning agreements with collaborators,

   -    government regulation,

   -    developments in patent or other proprietary rights,

   - public concern as to the safety of electrophysiology products developed by us or others,

   - future sales of substantial amounts of our common stock by existing shareholders, and

   -    comments by securities analysts and general market conditions.

          The realization of any of the risks described in these "Risk Factors" could have a negative affect on the market price of our common stock.

OUR COMMON STOCK TRADES ON THE NASDAQ SMALLCAP MARKET QUOTATION SYSTEM. IN THE FUTURE, OUR COMMON STOCK MAY BE REMOVED FROM LISTING ON THE NASDAQ SMALLCAP MARKET QUOTATION SYSTEM AND MAY NOT QUALIFY FOR LISTING ON ANY STOCK EXCHANGE, IN WHICH CASE IT MAY BE DIFFICULT TO FIND A MARKET IN OUR COMMON STOCK.

          Our securities trade on The Nasdaq SmallCap Market. Nasdaq has several requirements for companies to meet for continued listing, including minimum stockholders' equity. If we fail to demonstrate compliance with all requirements for continued listing on The Nasdaq SmallCap Market, our common stock could be delisted from The Nasdaq SmallCap Market. There can be no assurance that we will satisfy the requirements for continued listing on The Nasdaq SmallCap Market.

          If our common stock is no longer traded on The Nasdaq SmallCap Market, it may be more difficult for you to sell shares that you own, and the price of our common stock may be negatively affected. As a result, there is a risk that holders of our common stock may not be able to obtain accurate price quotes or be able to correctly assess the market price of our common stock. Increases in volatility could also make it more difficult to pledge shares of our common stock as collateral, if holders sought to do so, because a lender might be unable to accurately value our common stock.

          If we fail to maintain our listing on The Nasdaq SmallCap Market for any reason, our common stock will be traded on the Nasdaq's Over the Counter Bulletin Board ("OTCBB") or may be considered a penny stock under regulations of the SEC and trade on the "pink sheets", each of which would impose additional sales practice requirements on broker-dealers who buy and sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of our common stock and your ability to sell our securities in the secondary market. This also could limit our ability to raise additional financing.

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

          Sales of our common stock in the public market, or the perception that such sales could occur, could result in a drop in the market price of our securities and make it more difficult for us to complete future equity financings. We have outstanding the following shares of common stock:

   - Approximately 23,269,316 shares of common stock are either freely tradeable in the public markets or are eligible for sale in the public markets.

   - As of March 24, 2004, there are an aggregate of approximately 1,587,000 shares of common stock that may be issued on the exercise of outstanding stock options granted under our 1995 Long Term Incentive Plan, our 1995 Director Option Plan and our 2002 Stock Option Plan at a weighted average exercise price of $2.35 per share.

   - As of March 24, 2004, there are an aggregate of approximately 1,692,000 shares of common stock that may be issued on the exercise of outstanding warrants.

   - We have in effect registration statements under the Securities Act registering approximately 1,430,000 shares of common stock reserved under our stock option and long term incentive plans. Approximately 80,000 shares of common stock that may be issued on the exercise of outstanding stock options will be available for public resale under SEC Rule 144 pursuant to Rule 701 under the Securities Act.

   - We have in effect a registration statement under the Securities Act registering approximately 849,500 shares of common stock which may be issued upon conversion of a secured convertible note pursuant to our existing revolving credit facility.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          As disclosed in the Company's Form 8-K filed with the SEC on September 2, 2003, on August 25, 2003, the Audit Committee of our Board of Directors, acting on behalf of EP Med and our Board of Directors, dismissed PricewaterhouseCoopers LLP ("PwC") as EP Med's independent accountant. The decision to change accountants was approved by the Audit Committee of our Board of Directors.

          During the fiscal years ended December 31, 2002 and 2001 and the subsequent interim period through August 25, 2003 (the "Reporting Period"), none of PwC's reports on our financial statements contained an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principle, except for the following: (1) a reference in the PwC report on the 2002 financial statements to the adoption of the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", effective January 1, 2002 and (2) and a reference in the PwC report on the 2001 financial statements to a revision of such financial statements with respect to the valuation allowance related to net operating losses incurred in the State of New Jersey.

          Except as noted in the immediately succeeding paragraph, in connection with its audits for the fiscal years ended December 31, 2002 and 2001 and through August 25, 2003, there have been no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PwC would have caused them to make reference thereto in their report on the financial statements for such years.

          EP Med and PwC had a disagreement with respect to the application of Emerging Issues Task Force ("EITF") Issue No. 00-27, "Application of Issue 98-5 to Certain Convertible Instruments", and EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" as it relates to the interest charge associated with certain beneficial features and the intrinsic value of embedded conversion options within convertible promissory bridge notes outstanding at December 31, 2002 and converted to equity on January 31, 2003. After discussions between the Audit Committee of our Board of Directors, our management and PwC, the matter was resolved to the satisfaction of PwC. If this matter had not been resolved to the satisfaction of PwC, it would have been referred to in PwC's audit report on the Company's financial statements as of and for the year ended December 31, 2003 if one were to be issued. PwC was authorized to respond fully to the inquiries of any successor independent accounting firm regarding this disagreement.

          As disclosed in our Form 8-K filed with the SEC on September 3, 2003, we appointed Grant Thornton LLP as our independent accountant on September 3, 2003. The change of independent accountant was approved by the Audit Committee of our Board of Directors. We did not consult with Grant Thornton LLP during the fiscal years ended December 31, 2001 or December 31, 2002, or during the interim period through September 3, 2003, on any matter which was the subject of any disagreement, or on the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, relating to which either a written report was provided to us or oral advice was provided that Grant Thornton LLP concluded was an important factor considered by us in reaching a decision as to the accounting, auditing, or financial reporting issue.

ITEM 8A.  CONTROLS AND PROCEDURES.

          As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

          There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

          The following table sets forth certain information regarding our directors and executive officers as of March 24, 2004:

            Name                                      Age                       Description

     David A. Jenkins(1)                              46         Chairman of the Board; Class III Director
     Reinhard Schmidt(1)                              49         President and Chief Executive Officer;
                                                                 Class II Director
     Matthew C. Hill                                  35         Chief Financial Officer and Secretary
     C. Bryan Byrd                                    43         Vice President, Engineering and
                                                                 Manufacturing
     Mark Adams                                       56         Vice President, Sales and Marketing
     John Talarico                                    49         Vice President, Regulatory and Quality
                                                                 Assurance
     Richard C. Williams (2) (3)                      60         Class I Director
     Abhijeet Lele (2) (3)                            38         Class III Director
     Paul Ray (2) (3)                                 57         Class II Director
--------------------------

(1) Member of the Planning Committee

(2) Member of the Audit Committee of the Board of Directors.

(3) Member of the Compensation Committee of the Board of Directors.

          Our by-laws provide that the number of directors, as determined from time to time by the Board of Directors, shall not be less than 3 nor more than
11. Pursuant to our by-laws, the Board of Directors has set the number of directors at 5. Our certificate of incorporation, as amended and restated, provides that the directors shall be divided into 3 classes as nearly equal in number as possible. The term for Class I directors expires at the 2005 Annual Meeting. The term for Class II directors expires at the 2006 Annual Meeting. The term for the Class III directors expires at the 2004 Annual Meeting. The successors to each class of directors whose terms expire at succeeding annual meetings, will be elected to hold office for a term expiring at the Annual Meeting of Shareholders held in the third year following the year of their election. Officers of EP Med are elected annually and hold offices until their successors are elected and qualified or until their earlier removal, death or resignation.

          Set forth below is a brief summary of the recent business experience and background of each of our directors and executive officers.

          Reinhard Schmidt joined us as President and Chief Operating Officer in August 2001 and was appointed to the Board of Directors. In August 2002, he also took on the additional duties of Chief Executive Officer. He is a Class II Director whose term expires in 2006. From 1998 through 2001, Mr. Schmidt was President of Surgical Navigation Specialist, Inc. From 1995 to 1998, Mr. Schmidt was Vice President and General Manager of Siemens Healthcare Services, a Siemens company. From 1990 to 1995, Mr. Schmidt worked with General Electric Medical Systems as Manager of National Accounts and Manager of HealthCare Systems. Prior to that, he had over 12 years experience with Unisys Corp., culminating in the position of Director of Finance.

          David A. Jenkins is a founder and currently Chairman of our Board of Directors. He is a Class III Director whose term expires in 2004. Mr. Jenkins served as our Chief Executive Officer from our inception in 1993 until August 2002 and has been Chairman since 1995. He also served as our President from our inception through August 2001. In addition, Mr. Jenkins currently serves as President and a director of Transneuronix, Inc., a privately held company engaged in the development of neuro-muscular stimulation devices.

          Matthew C. Hill was our Controller from August 2002 to March 2003. In March 2003, Mr. Hill was appointed as our Chief Financial Officer. Mr. Hill came to us from the international accounting and auditing firm of Grant Thornton LLP where, from 1994 through 2002, he held various positions up to the level of senior manager. He has over 12 years of experience in finance and accounting.

          C. Bryan Byrd is our Vice President, Engineering and Manufacturing. Mr. Byrd joined EP Med in April 1993 to oversee software development for new products. Prior to joining us, Mr. Byrd co-founded and served as the Director of Engineering for BioPhysical Interface Corp. from 1989 to 1993, where he was responsible for developing automated computerized monitoring equipment for pacemaker and open heart operating rooms and follow-up clinics. Prior to his involvement with BioPhysical Interface Corp., Mr. Byrd was employed by Mt. Sinai Medical Center in Miami Beach, Florida as a clinical software engineer.

          John Talarico is our Vice President, Regulatory Affairs and Quality Assurance. Mr. Talarico joined us in February 2002. From 1990 until 2002, Mr. Talarico was employed by AT&T / Bell Laboratories, holding various positions in regulatory and quality assurance. Mr. Talarico has over 20 years experience in healthcare QA and regulatory affairs, including prior experience with Honeywell Medical and J&J's Critikon Division.

          Mark Adams is our Vice President, Sales and Marketing. Mr. Adams joined us in January 2003 with over 20 years of sales and marketing experience in the EP and cardiovascular device industry, focusing on both diagnostic and therapeutic EP products. From 2000 to 2003, Mr. Adams was the director of sales and marketing with Irvine Biomedical. From 1991 to 2000, Mr. Adams held various positions at EP Technologies, now a division of Boston Scientific. In addition, he has ultrasound experience with ADR, ATL and Picker International (now Philips Medical).

          Richard C. Williams was elected to our Board of Directors in August of 2002. He is a Class I director whose term expires in 2005. Since 1989, Mr. Williams has served as the founder and President of Conner-Thoele Limited, a consulting and financial advisory firm specializing in the healthcare industry and pharmaceutical segment and was recently appointed to the position of non-executive Chairman of the Board of Cellegy Pharmaceuticals, Inc., a specialty pharmaceutical company. From 2000 to April 2001, he also served as Vice Chairman - Strategic Planning and a director of King Pharmaceuticals Inc., a NYSE specialty pharmaceutical company. From 1997 to 1999, he was co-chairman and a Director of Vysis, a NASDAQ genetic biopharmaceutical company. From 1992 to 2000, prior to its acquisition by King Pharmaceuticals in 2000, he served as Chairman and a Director of Medco Research, a NYSE cardiovascular pharmaceutical development company. Mr. Williams is also a director of ISTA Pharmaceuticals, Inc., a Nasdaq opthamology company, and is a former member of the Listed Company Advisory Committee of the New York Stock Exchange.

          Abhijeet Lele was elected to our Board of Directors in April of 2002. He is a Class III director whose term expires in 2004. Since October 1999, Mr. Lele has served as a Managing Member of the general partner of EGS Private Healthcare Partnership, L.P. and EGS Private Healthcare Counterpart, L.P. (the "EGS Entities"), and other affiliated funds, all of which are private equity funds focusing on investments in private and public healthcare companies. Each of the EGS Entities is a shareholder of EP Med. From 1994 to 1997 Mr. Lele was a consultant in the healthcare practice of McKinsey & Company, and before joining McKinsey & Company, Mr. Lele held operating positions in the pharmaceutical and biotechnology industries. He holds an MA in molecular biology from Cambridge University and an MBA with distinction from Cornell University. Mr. Lele also serves on the boards of CryoCath Technologies (TSE: CYT), a publicly held medical device company, OptiScan Biomedical, and Ekos Corporation.

          Paul L. Ray was elected to our Board of Directors in July of 2002. He is a Class II director whose term expires in 2006. He is co-founder of MedCap Ltd. and Konrad Capital, LLC. He formerly served as the President, CEO and Chairman of Image Guided Technologies, Inc. ("IGT") in Boulder, CO. Mr. Ray orchestrated IGT's venture funding, its public offering and NASDAQ listing and finally the sale of IGT to Stryker Corporation in August of 2000. Mr. Ray has served as Commissioner and Chairman for The Colorado Advanced Technology Institute. Mr. Ray currently serves as a Director for the Colorado Technology Incubator and the Colorado Biotechnology Association. In addition, he was appointed in 1999 to the position of Co-Vice Chairman of the Governor's Commission on Science and Technology for the State of Colorado. In January 2003, Mr. Ray became a partner in the New York-based investment banking firm of McKim & Company, where he serves as lifesciences partner. Mr. Ray has over 32 years of experience in the medical industry, with an emphasis on medical devices and has held senior management positions with Dow Corning Corporation, V. Mueller Allegianca, a division of Cardinal Medical, Collagen Corporation and TMK Implants.

          There are no family relationships among the directors and executive officers of EP Med.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

          Section 16(a) of the Exchange Act requires our executive officers, directors and holders of more than 10% of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such persons are required to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us or oral or written representations from certain reporting persons that no Statements of Beneficial Ownership on Form 5 were required for those persons, we believe that, with respect to the year ended December 31, 2003, our executive officers, directors and greater than 10% beneficial owners complied on a timely basis with all such filing requirements.

          During the 2003 fiscal year, each of Paul L. Ray, a Director of the Company, Charles B. Byrd, the Company's Vice President - Engineering and Manufacturing, Matthew C. Hill, the Company's Chief Financial Officer, John Talarico, the Company's Vice President - Regulatory Affairs and Qualify Assurance, Mark Adams, the Company's Vice President - Sales and Marketing and Richard C. Williams, a Director of the Company, failed to file their respective Form 3 - Initial Statement of Beneficial Ownership of Securities in a timely fashion. Each of the above referenced persons subsequently filed a Form 3 in March of 2004.

AUDIT COMMITTEE

          We have an Audit Committee of our Board of Directors established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. Currently, Abhijeet Lele, Richard Williams and Paul Ray are members of the Audit Committee. Mr. Lele is the financial expert serving on the Audit Committee. Pursuant to the rules of the National Association of Securities Dealers, Inc., our Board of Directors is not yet required to determine whether Mr. Lele is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

CODE OF ETHICS

          We have adopted a written code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller and any persons performing similar functions. We will provide a copy of our code of ethics to any person without charge upon written request addressed to EP MedSystems, Inc., 575 Route 73 North, Bldg. D, West Berlin, New Jersey 08091, Attention: Matthew C. Hill, Chief Financial Officer.

ITEM 10.  EXECUTIVE COMPENSATION.

          The following summary compensation table sets forth certain information concerning compensation paid or accrued to the Chief Executive Officer and each of EP Med's four most highly paid executive officers whose salary and bonus for all of their services in all capacities in 2003 exceed $100,000.


                                                                SUMMARY COMPENSATION TABLE


                                                                                     LONG TERM COMPENSATION
                                                                     --------------------------------------------------------
                                     ANNUAL COMPENSATION                            AWARDS                PAYOUTS
                          ------------------------------------------ --------------------------------------------------------
NAME                                                             OTHER        RESTRICTED    SECURITIES                     ALL
AND                                                             ANNUAL          STOCK       UNDERLYING      LTIP          OTHER
PRINCIPAL                             SALARY      BONUS      COMPENSATION      AWARD(S)      OPTIONS/      PAYOUTS     COMPENSATION
POSITION                   YEAR        ($)        ($)           ($)              $            SARS (#)        ($)            $
                           ----        -----      ----       ------------     ----------    -----------    --------    -------------

Reinhard Schmidt
President and Chief        2003       $257,720   $37,500               -                             -
Executive Officer from     2002       $215,533   $60,000        45,000 (1)                  175,000 (2)
August 2002                2001        $77,359         -        30,000 (1)                  160,000 (3)


Matthew C. Hill
Chief Financial            2003       $108,224   $16,875                                    103,750 (4)
Officer

C. Bryan Byrd              2003       $172,500                                               73,000 (5)
Vice President,            2002       $156,563                                               50,000 (6)
Engineering                2001       $150,000                                                        -
And Manufacturing

John Talarico              2003       $127,965   $11,000                                      2,500 (7)
Vice President,            2002       $104,000         -                                     10,000 (8)
Regulatory and
Quality Assurance

Mark Adams                 2003       $149,019   $15,000                                    100,000 (9)                 $10,750 (10)
Vice President,
Sales and Marketing

------------------------------------

(1) In August 2001, in connection with Mr. Schmidt's employment, among other things, Mr. Schmidt was allowed to purchase 100,000 shares of common stock at $2.20 per share. EP Med provided a two-year, interest-free, non-recourse loan in the amount of $220,000 to finance the purchase price of the stock, which loan was secured by a pledge to EP Med of the shares, and the principal balance of which was to be forgiven ratably over the term of the loan. If Mr. Schmidt had terminated his employment prior to August 20, 2003, the remaining principal balance not forgiven would have been due and payable. EP Med has determined that the treatment for the valuing and recording of the restricted shares purchased is similar to the accounting for stock options that qualify for variable plan accounting. Based on the purchase price of the shares of common stock at the time of issuance, the intrinsic value of these instruments was zero and, as such, no compensation expense was recorded. These shares were re-measured on a quarterly basis and any resulting compensation expense was to be amortized over the life of the note. In July 2002, EP MedSystems and Mr. Schmidt agreed to rescind the stock purchase transaction with respect to 75,000 of the Shares (the portion which had not already been paid for through forgiveness of the loan). EP Med recorded $45,000 in compensation expense as of December 31, 2003.

(2) In consideration for the recission of the stock purchase transaction described in footnote (1) above, Mr. Schmidt was granted an incentive stock option to purchase 75,000 shares of common stock pursuant to the 2002 Stock Option Plan (subject to shareholder approval of such plan at the 2002 annual meeting of shareholders) at an exercise price equal to $2.20 per share (the original purchase price established in connection with Mr. Schmidt's stock purchase rights and greater than the fair market value of the common stock on the date of grant of the stock option). This stock option vests over four years from the date of grant. EP Med recognized a de minimus compensation charge related to this stock option as the market price on August 29, 2002 (the date of the 2002 annual meeting of shareholders when the 2002 Stock Option Plan was approved) was greater than $2.20. The compensation charge is amortized over the vesting period of 4 years. Mr. Schmidt was also granted an option in September 2001 under the 1995 Director Option Plan to purchase 60,000 shares of common stock at an exercise price of $1.85 per share (the price of the stock on the date of grant); the option vested 1,000 shares per month. Because Mr. Schmidt was not entitled to participate in the 1995 Director Option Plan, this option was cancelled in July 2002 in consideration for the grant to Mr. Schmidt of an incentive stock option to purchase 60,000 shares of common stock pursuant to the 2002 Stock Option Plan (subject to shareholder approval of such plan at the 2002 annual meeting of shareholders) at an exercise price equal to $2.10 per share (the fair market value of the common stock on the date of grant). EP Med recognized a de minimus compensation charge related to this stock option as the market price on August 29, 2002 (the date of the 2002 annual meeting of shareholders when the 2002 Stock Option Plan was approved) was greater than $2.10. The compensation charge is amortized over the vesting period of 4 years. Lastly, on August 29, 2002, Mr. Schmidt was granted, 40,000 shares of common stock of the Company at $2.40 per share with 20% vest on each anniversary date with a 10 year life.

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

(4) On March 5, 2003, EP Med granted Mr. Hill an incentive stock option to purchase 50,000 shares of common stock pursuant to the 2002 Stock Option Plan at an exercise price of $1.32 per share. On August 15, 2003, EP Med granted Mr. Hill an incentive stock option to purchase 3,750 shares of common stock pursuant to the 1995 Long Term Incentive Plan at an exercise price of $2.55 per share. On August 26, 2003, EP Med granted Mr. Hill an incentive stock option to purchase 50,000 shares of common stock pursuant to the 1995 Long Term Incentive Plan at an exercise price of $2.25 per share. The options vest over 5 years and the term of the options is 10 years.

(5) On May 7, 2003, EP Med granted Mr. Byrd an incentive stock option to purchase 50,000 shares of common stock pursuant to the 2002 Stock Option Plan at an exercise price of $2.14 per share. On July 22, 2003, EP Med granted Mr. Byrd an incentive stock option to purchase 18,000 shares of common stock pursuant to the 1995 Long Term Incentive Plan at an exercise price of $2.91 per share. On November 19, 2003, EP Med granted Mr. Byrd an incentive stock option to purchase 5,000 shares of common stock pursuant to the 1995 Long Term Incentive Plan at an exercise price of $3.75 per share. The options vest over 5 years and the term of the options is 10 years.

(6) On August 29, 2002, EP Med granted Mr. Byrd an incentive stock option to purchase 50,000 shares of common stock pursuant to the 2002 Option Plan at an exercise price of $2.40 per share. Options vest 10,000 per year and the term of the option is ten years.

(7) On November 19, 2003, EP Med granted Mr. Talarico an incentive stock option to purchase 2,500 shares of common stock pursuant to the 1995 Long Term Incentive Plan at an exercise price of $3.75 per share. The options vest over 5 years and the term of the options is 10 years.

(8) On February 26, 2002, EP Med granted Mr. Talarico an incentive stock option to purchase 10,000 shares of common stock pursuant to the 1995 Long Term Incentive Plan, at an exercise price of $2.60 per share. Options to purchase 2,000 shares vest one year from the date of grant and an additional 2,000 shares vest each year thereafter. The term of such options is ten years.

(9) On January 20, 2003, EP Med granted Mr. Adams an incentive stock option to purchase 50,000 shares of common stock pursuant to the 1995 Long









         Term Incentive Plan at an exercise price of $1.79 per share. On March 5, 2003, EP Med granted Mr. Adams an incentive stock option to purchase 50,000 shares of common stock pursuant to the 2002 Stock Option Plan at an exercise price of $1.32 per share. The options vest over 5 years and the term of the options is 10 years.

(10)     Reimbursement of relocation expenses.

STOCK OPTIONS

         The following table sets forth certain information concerning grants of stock options to each of the executive officers identified in the Summary Compensation Table during the fiscal year ended December 31, 2003.


                        OPTION GRANTS IN FISCAL YEAR 2003

                                    NUMBER OF SHARES        PERCENT OF TOTAL        EXERCISE       EXPIRATION DATE
                                   UNDERLYING OPTIONS      OPTIONS GRANTED TO      PRICE PER
                                         GRANTED            EMPLOYEES IN 2003        SHARE
                                  ---------------------- ------------------------ ------------- ----------------------

Reinhard Schmidt (1)                      -                        -                    -                  -
President and Chief Executive
Officer
from August 2002
                                        50,000                     11%                 $2.25          August 26, 2013
Matthew C. Hill                          3,750                      1%                 $2.55          August 15, 2013
Chief Financial Officer                 50,000                     11%                 $1.32            March 5, 2013

C. Bryan Byrd (1)                        5,000                      1%                 $3.75        November 19, 2013
Vice President, Engineering             18,000                      4%                 $2.91            July 22, 2013
and Manufacturing                       50,000                     11%                 $2.14              May 7, 2013


John Talarico (1)
Vice President,
Regulatory and
Quality Assurance                        2,500                      1%                 $3.75        November 19, 2013

Mark Adams (1)                          50,000                     11%                 $1.32            March 5, 2013
Vice President, Sales                   50,000                     11%                 $1.79         January 20, 2013
and Marketing

(1) See applicable footnotes to above Summary Compensation Table.

          The exercise prices of the options granted during the fiscal year ended December 31, 2003 were equal to or greater than the fair market value of our common stock on the date of each grant.

OPTION EXERCISES AND HOLDINGS

          The following table provides certain information with respect to each of the executive officers identified in the Summary Compensation Table concerning the exercise of stock options during the fiscal year ended December 31, 2003 and the value of unexercised stock options held as of such date.




                             AGGREGATED OPTION EXERCISES IN 2003 AND YEAR-END OPTION VALUES


                                                                                            VALUE OF UNEXERCISED
                                                       NUMBER OF SHARES UNDERLYING         IN-THE-MONEY OPTIONS AT
                                                       OPTIONS AT DECEMBER 31, 2003         DECEMBER 31, 2003 (1)
                                                       ----------------------------      --------------------------
                              SHARES
                             ACQUIRED      VALUE
NAME                        ON EXERCISE   REALIZED   EXERCISABLE     UNEXERCISABLE        EXERCISABLE     UNEXERCISABLE
------------------          -----------   --------   -----------     -------------        -----------     -------------
Reinhard Schmidt
President and Chief
Executive Officer (2)            0           0         107,000           168,000           $107,200         $150,800

Matthew C. Hill (2)
Chief Financial Officer          0           0           3,000           115,750             $3,100         $139,800

C. Bryan Byrd (2)
Vice President,
Engineering and
Manufacturing                    0           0          50,000           133,000            $23,500          $72,900

John Talarico (2)
Vice President,
Regulatory and
Quality Assurance                0           0           2,000            10,500               $900           $3,500

Mark Adams
Vice President, Sales and
Marketing                        0           0               0           100,000                 $0         $148,500
--------------------------

(1) Amounts calculated by subtracting the exercise price of the options from the market value of the underlying common stock using the closing sale price on the Nasdaq National Market of $3.04 per share on December 31, 2003.

(2)       See footnotes to above summary compensation table.

          During the fiscal year ended December 31, 2003, no options were exercised.

EQUITY COMPENSATION PLAN INFORMATION

          The following table summarizes share and exercise price information about the Company's equity compensation plans as of December 31, 2003.


                                                                                              NUMBER OF SECURITIES
                                                                                             REMAINING AVAILABLE FOR
                                          NUMBER OF SECURITIES                                FUTURE ISSUANCE UNDER
                                           TO BE ISSUED UPON     WEIGHTED-AVERAGE EXERCISE     EQUITY COMPENSATION
                                              EXERCISE OF          PRICE OF OUTSTANDING         PLANS (EXCLUDING
                                          OUTSTANDING OPTIONS,     OPTIONS, WARRANTS AND     SECURITIES REFLECTED IN
PLAN CATEGORY                             WARRANTS AND RIGHTS             RIGHTS                   COLUMN (A))
-------------                           ----------------------   --------------------------  ------------------------
                                                  (A)                      (B)                       (C)
Equity  compensation  plans approved by
security holders (1)..................        1,420,000                  $2.40                    514,790

Equity  compensation plans not approved
by security holders ..................          167,000                  $1.95                       -
                                             ----------                                         ----------

Total.................................        1,587,410                  $2.35                    514,790
                                             ----------                                           -------

------------------------------------------------------------------------------------------------------------------------

(1) This plan consists of EP Med's (i) 1995 Long Term Incentive Plan, (ii) 1995
Director Option Plan, and (iii) 2002 Stock Option Plan.

For a description of the 1995 Long Term Incentive Plan, 1995 Director Option Plan, and 2002 Stock Option Plan, see "Item 10. - Executive Compensation - Compensation Plans and Other Arrangements."

                                        LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR
                                        ------------------------------------------------------
                                                                          ESTIMATED FUTURE PAYOUTS UNDER NON- STOCK
                                                                          PRICED-BASED PLANS
                                                                          -------------------------------------------
          (A)                     (B)                     (C)                  (D)            (E)             (F)
                           NUMBER OF SHARES,      PERFORMANCE OR OTHER                       TARGET
                             UNITS OR OTHER     PERIOD UNTIL MATURATION   THRESHOLD          ($ OR #)       MAXIMUM
          NAME                 RIGHTS (#)              OR PAYOUT            ($ OR #)                       ($ OR #)
-----------------------    ----------------     -----------------------   -----------       ---------      ----------
Reinhard Schmidt
President and Chief                -                       -                    -              -               -
Executive Officer from
August 2002

Matthew C. Hill                 103,750              5-Year Vesting             -              -               -
Chief Financial Officer

C. Bryan Byrd                    73,000              5-Year Vesting             -              -               -
Vice President,
Engineering and
Operations

John Talarico                     2,500              5-Year Vesting             -              -               -
Vice President,
Regulatory and
Quality Assurance









Mark Adams                      100,000              5-Year Vesting             -              -               -
Vice President, Sales
and Marketing


COMPENSATION PLANS AND OTHER ARRANGEMENTS

1995 LONG TERM INCENTIVE PLAN

          Our 1995 Long Term Incentive Plan (the "1995 Incentive Plan") was adopted by our Board of Directors and shareholders in November 1995. There are 1,000,000 of shares available under the 1995 Incentive Plan. At December 31, 2003, options to purchase 770,410 shares were outstanding at exercise prices ranging from $1.34 to $4.25 per share. The 1995 Incentive Plan provides for grants of "incentive" and "non-qualified" stock options to employees of EP Med. The 1995 Incentive Plan is administered by the Compensation Committee, which determines the optionees and the terms of the options granted, including the exercise price, number of shares subject to the options and the exercisability thereof. The 1995 Incentive Plan will terminate on November 30, 2005, unless earlier terminated by the Board of Directors.

          The exercise price of incentive stock options granted under the 1995 Incentive Plan must be equal to at least the fair market value of the common stock on the date of grant, and the term of such options may not exceed ten years. With respect to any optionee who owns stock representing more than 10% of the voting power of all classes of our outstanding capital stock, the exercise price of any incentive stock option must be equal to at least 110% of the fair market value of the common stock on the date of grant, and the term of the option may not exceed five years. The aggregate fair market value of common stock (determined as of the date of the option grant) for which an incentive stock option may for the first time become exercisable in any calendar year may not exceed $100,000.

1995 DIRECTOR OPTION PLAN

          EP Med's 1995 Director Option Plan was adopted by our Board of Directors and our shareholders in November 1995. A total of 540,000 shares of our common stock are available for issuance under the 1995 Director Option Plan, and options to purchase 240,000 shares were outstanding as of December 31, 2003 at exercise prices ranging from $2.00 to $2.50 per share. The 1995 Director Option Plan provides for grants of "director options" to eligible directors of EP Med and for grants of "advisor options" to eligible members of the Scientific Advisory Board. Director options and advisor options become exercisable at the rate of 1,000 shares per month, commencing with the first month following the date of grant for so long as the optionee remains a director or advisor, as the case may be. The 1995 Director Option Plan is administered by the Plan Committee of EP Med, which determines the optionees and the terms of the options granted, including the exercise price and the number of shares subject to the options. The 1995 Director Option Plan will terminate on November 30, 2005, unless earlier terminated by the Board of Directors.

2002 STOCK OPTION PLAN

          EP MedSystems' 2002 Stock Option Plan (the "2002 Plan") was approved by our shareholders in August 2002. A total of 600,000 shares of our common stock are reserved for issuance under the 2002 Plan. At December 31, 2003, options to purchase 410,000 shares were outstanding at exercise prices ranging from $1.32 to $2.40. The 2002 Plan provides for grants of incentive stock options to our employees. The 2002 Plan is administered by the Compensation Committee. The 2002 Plan will terminate on August 29, 2012, unless terminated earlier by our Board of Directors.

COMPENSATION OF DIRECTORS

          Our directors received amounts ranging from $18,000 to $19,000 for their service for the year ended December 31, 2003. Directors will be compensated for the year ended December 31, 2004 as follows: (i) a retainer of $15,000 per year is payable to each outside director payable in quarterly installments, (ii) a meeting fee of $1,500 per director is payable with respect to each regularly scheduled meeting, and (iii) a meeting fee of $750 is payable for each telephone meeting in excess of one hour. In addition, the directors are reimbursed for their reasonable travel expenses incurred in performance of their duties as directors.

EMPLOYMENT AGREEMENTS

          We entered into an employment agreement, dated as of July 20, 2001 (and effective on commencement, August 20, 2001) with Reinhard Schmidt. Under the agreement, Mr. Schmidt served as President and Chief Operating Officer of EP Med for an initial term of 2 years at an annual salary of $200,000. The Board of Directors has discretion to approve salary increases and bonuses. On August 29, 2002, Mr. Schmidt added the duties of Chief Executive Officer, and the Compensation Committee of the Board increased the executive compensation to $250,000. The agreement provides that unless terminated by either party providing the other with written notice of its intention not to renew at least 30 days prior to the scheduled expiration date, the agreement shall be renewed automatically after the initial two-year term for successive one-year terms. The agreement further provides that if the agreement is terminated by EP Med without cause or by Mr. Schmidt for good reason (including the occurrence of certain events within one year of change in control), Mr. Schmidt shall be entitled to severance payments equal to Mr. Schmidt's then-current base salary for a period of twelve months. On August 20, 2003, Mr. Schmidt's employment agreement automatically renewed through August 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         Based upon information available to us, the following table sets forth certain information regarding beneficial ownership of our common stock as of March 24, 2004, by (i) each of our directors, (ii) each of the executive officers identified in the Summary Compensation Table, (iii) all directors and executive officers as a group and (iv) each person known to us to beneficially own more than five percent of our common stock. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.


                                                                SHARES OF COMMON STOCK
NAME AND ADDRESS OF BENEFICIAL OWNER                            BENEFICIALLY OWNED (1)          PERCENT OF CLASS
----------------------------------------------------            -----------------------         -----------------
Group comprised of Cardiac Capital, LLC, Rollins                        3,343,400(2)                    14.4%
Investment Fund, R. Randall Rollins, Gary W. Rollins
and David A. Jenkins


         Cardiac Capital, LLC                                           2,250,000                        9.7%
         2170 Piedmont Road, N.E.
         Atlanta, Georgia 30324 (3)

         Rollins Investment Fund                                        2,250,000                        9.7%
         R. Randall Rollins
         Gary W. Rollins
         2170 Piedmont Road, N.E.
         Atlanta, Georgia 30324 (4)

         David A. Jenkins                                               3,357,400                        4.4%
         Chairman of the Board
         c/o EP MedSystems, Inc.
         575 Route 73 N, Building D
         West Berlin, New Jersey 08091 (5)


Group comprised of Greenberg Healthcare Management,                     2,964,326                       12.7%
LLC, EGS Partners, LLC, The Pharmaceutical/Medical
Technology Fund, L.P., Strategic Healthcare
Investment Fund, EGS Private Healthcare Associates,
LLC, EGS Private Healthcare Partnership, L.P., EGS
Private Healthcare Counterpart, L.P., Frederic
Greenberg, and Abhijeet Lele
105 Rowayton Avenue
Rowayton, CT  06853 (6)

Boston Scientific Corporation                                           1,481,028                        6.4%
One Boston Scientific Place
Natick, MA  01760-1537 (7)

Reinhard Schmidt                                                          232,000                        1.0%
President, Chief Operating Officer and Director
c/o EP MedSystems, Inc.
575 Route 73 N, Building D
West Berlin, New Jersey  08091 (8)

Matthew C. Hill                                                            13,000                          *
Chief Financial Officer
c/o EPMedSystems, Inc.
575 Route 73, N, Building D
West Berlin, NJ  08091 (10)

C. Bryan Byrd                                                              92,000                          *
Vice President, Engineering and Manufacturing
575 Route 73 N, Building D
West Berlin, New Jersey  08091 (9)









John Talarico                                                               4,000                          *
Vice President, Regulatory and Quality Assurance
c/o EPMedSystems, Inc.
575 Route 73 N, Building D
West Berlin, New Jersey  08091 (11)

Mark Adams                                                                 20,000                          *
Vice President, Sales and Marketing
c/o EPMedSystems, Inc.
575 Route 73 N, Building D
West Berlin, New Jersey  08091 (12)

All executive officers and directors as a group                         6,304,096                       27.1%
(9 persons) (13)

* Represents beneficial ownership of less than 1% of the common stock.
---------------------------

(1) Applicable percentage ownership as of March 24, 2004 is based upon 23,269,316 shares of common stock outstanding. Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended. Under Rule 13d-3, shares issuable within 60 days upon exercise of outstanding options, warrants, rights or conversion privileges are deemed outstanding for the purpose of calculating the number and percentage owned by the holder of those rights, but not deemed outstanding for the purpose of calculating the percentage owned by any other person. "Beneficial ownership" under Rule 13d-3 includes all shares over which a person has sole or shared dispositive or voting power.

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

(6) The information set forth with respect to the EGS Group is based on information contained in a Statement on Schedule 13D filed with the SEC on March 18, 2003. The shares reflected in the table represent (i) 2,659,946 shares beneficially owned by EGS Private Healthcare Associates, LLC ("EGS Associates"), indirectly through its ownership of EGS Private Healthcare Partnership, L.P. ("EGS Partnership"), which is the record owner of 2,316,734 shares (which includes 306,250 shares issuable upon the exercise of outstanding warrants) and EGS Private Healthcare Counterpart, L.P. ("EGS Counterpart"), which is the record owner of 343,212 shares (which includes 56,000 shares issuable upon the exercise of outstanding warrants); (ii) 215,682 shares beneficially owned by Greenberg Healthcare Management, LLC ("Greenberg Management"), indirectly through its ownership of The Pharmaceutical/Medical Technology Fund, L.P. ("Pharma/Medical"), which is the record owner of the 215,682 shares and through its role as investment adviser of Strategic Healthcare Investment Fund (having an address at c/o MeesPierson (Cayman) Limited, British American Centre, Phase 3, Dr. Roy's Drive, P.O. Box 2003, George Town, Grand Cayman, Cayman Islands, B.W.I.), which is the record owner of the 43,698 shares; (iii) 2,907,076 shares beneficially owned by Frederic Greenberg indirectly, as Managing Member of Greenberg Management and EGS Associates, (iv) 20,000 shares beneficially owned by Frederic Greenberg; (v) 2,647,696 shares beneficially owned by Abhijeet Lele, indirectly, as Managing Member of EGS Private Healthcare Management, LLC, which is the General Partner of EGS Partnership and EGS Counterpart, and (vi) 25,000 shares issuable upon exercise of fully vested options beneficially held by Abhijeet Lele.

(7) The information set forth with respect to Boston Scientific Corporation is based upon information contained in a Statement on Schedule 13G/A (the "Boston Scientific Schedule 13G/A") filed with the SEC on February 17, 2004. The shares reflected in the table represent 1,481,028 shares beneficially owned by Boston Scientific Corporation.

(8) Includes 107,000 shares issuable upon exercise of fully vested options and 100,000 shares issuable upon the exercise of outstanding warrants. See the Section entitled "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act - Employment Agreements."

(9)      Includes 70,000 shares issuable upon exercise of fully vested options.

(10)     Includes 13,000 shares issuable upon exercise of fully vested options.

(11)     Includes 4,000 shares issuable upon exercise of fully vested options.

(12)     Includes 20,000 shares issuable upon exercise of fully vested options.

(13) Includes 1,870,413 shares issuable upon exercise of fully vested options and warrants.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Promissory Note Transaction and Private Placement Financing Transaction involving EGS Private Healthcare Partnership, L.P. and EGS Private Healthcare Counterpart, L.P.

         On December 30, 2002, we issued notes, in an aggregate amount of $1 million, to EGS Private Healthcare Partners L.P. and EGS Private Healthcare Counterpart L.P. A Managing Member of the EGS Entities, Abhijeet Lele, is also a member of our Board of Directors. On January 31, 2003, the notes were converted into equity in connection with a related private placement.

Financing Transaction with Medtronic, Inc./Pledge of Security by David A.
Jenkins.

         The $3.2 million note issued by us to Medtronic, Inc., a shareholder in EP Med, was secured by a pledge of certain shares of stock in a privately held company owned by David Jenkins, the Chairman of our Board of Directors. The note was repaid in February 2004.

Loan to C. Bryan Byrd

         In May 2000, we loaned $100,000 to one of our officers, Mr. Byrd, to finance his exercise of fully vested options. This recourse loan bore interest at the Federal Fund rate and was collateralized by 50,000 shares of our common stock. Principal and any accrued interest was due and payable on May 23, 2003. On April 4, 2003, the principal amount of, and all accrued and unpaid interest on, the note receivable were repaid by Mr. Byrd through return to treasury of the 50,000 shares of common stock, which collateralized that loan. The market price of our common stock on the date of such return was $2.08. The shares were recorded on the balance sheet under the caption "Treasury Stock."

ITEM 13.  EXHIBITS LIST AND REPORTS ON FORM 8-K.

(A)      EXHIBITS

          The exhibits required to be filed as part of this Annual Report on Form 10-KSB are listed in the Index to Exhibits appearing on page E-1 hereof.

 (B)     REPORTS ON FORM 8-K

          The following reports on form 8-K were filed during the quarter ended December 31, 2003:

          On October 20, 2003, under Item 12, Results of Operations and Financial Conditions, attaching a press release regarding our financial results and certain highlights from the third quarter of 2003.

          On December 29, 2003, under Item 5, Other Events and Regulation FD Disclosure, announcing a private placement of 3,200,000 shares of common stock to selected institutional and other accredited investors.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES.

          The aggregate fees billed by PricewaterhouseCoopers LLP for professional services rendered for the audit of our annual financial statements for the years ended December 31 2002, the review of the financial statements included in the our Forms 10-QSB and consents issued in connection with our filings on Form S-3 and Form 10-KSB for 2003 and 2002 totaled $144,450 and $188,700, respectively.

          The aggregate fees billed by Grant Thornton LLP for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2003, the review of the financial statements included in the our Forms 10-QSB and consents issued in connection with our filings on Form S-3 for 2003 and 2002 totaled $45,506 and $0, respectively.

AUDIT-RELATED FEES.

          No fees were billed by PricewaterhouseCoopers LLP for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, for the years ended December 31, 2003 and 2002, and are not disclosed in the paragraph captions "Audit Fees" above.

          No fees were billed by Grant Thornton LLP for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, for the years ended December 31, 2003 and 2002, and are not disclosed in the paragraph captions "Audit Fees" above.

TAX FEES.

          The aggregate fees billed by PricewaterhouseCoopers LLP for professional services rendered for tax compliance, for the years ended December 31, 2003 and 2002, were $34,500 and $38,135, respectively. The aggregate fees billed by PricewaterhouseCoopers LLP for professional services rendered for tax advice and tax planning, for the years ended December 31, 2003 and 2002, were $13,655 and $20,875, respectively.

          No fees were billed by Grant Thornton LLP for professional services rendered for tax compliance, for the years ended December 31, 2003 and 2002. No fees were billed by Grant Thornton LLP for professional services rendered for tax advice and tax planning, for the years ended December 31, 2003 and 2002.

ALL OTHER FEES.

          No fees were billed by PricewaterhouseCoopers LLP for products and services, other than the services described in the paragraphs captions "Audit Fees", "Audit-Related Fees", and "Tax Fees" above for the years ended December 31, 2003 and 2002.

          No fees were billed by Grant Thornton LLP for products and services, other than the services described in the paragraphs captions "Audit Fees", "Audit-Related Fees", and "Tax Fees" above for the years ended December 31, 2003 and 2002.

AUDIT COMMITTEE POLICIES AND PROCEDURES.

          The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit services provided by PricewaterhouseCoopers LLP and Grant Thornton LLP in 2003. Consistent with the Audit Committee's responsibility for engaging our independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. The Audit Committee chairperson or his designee has been designated by the Audit Committee to approve any services arising during the year that were not pre-approved by the Audit Committee. Services approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular meeting and the Audit Committee reviews services and fees for the fiscal year at each such meeting. Pursuant to these procedures, the Audit Committee approved the foregoing audit services provided by PricewaterhouseCoopers LLP and Grant Thornton LLP.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            EP MEDSYSTEMS, INC..

                                            By: /s/ Reinhard Schmidt
                                            -------------------------
                                            Reinhard Schmidt,
                                            President and
                                            Chief Executive Officer

                                            Date: March 30, 2004



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

          In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              SIGNATURE(S)                           TITLE(S)                                DATE
        ------------------------------       ------------------------------             --------------

         /s/ Reinhard Schmidt                President, Chief Executive                 March 30, 2004
         -----------------------------
         Reinhard Schmidt                    Officer and Director (Principal
                                             Executive Officer)

         /s/ Matthew C. Hill                 Chief Financial Officer                    March 30, 2004
         -----------------------------
         Matthew C. Hill                     (Principal Financial and
                                             Accounting Officer)

         /s/ David A. Jenkins                Chairman of the Board                      March 30, 2004
         -----------------------------
         David A. Jenkins

         /s/ Paul L. Ray                     Director                                   March 30, 2004
         -----------------------------
         Paul L. Ray









         /s/ Richard C. Williams             Director                                   March 30, 2004
         -----------------------------
         Richard C. Williams

         /s/ Abhijeet Lele                   Director                                   March 30, 2004
         -----------------------------
         Abhijeet Lele


                                INDEX TO EXHIBITS


EXHIBIT NUMBER          DESCRIPTION

        3.1 Amended and Restated Certificate of Incorporation of EP MedSystems, Inc. filed with the Secretary of the State of New Jersey on April 8, 1996 (1)

        3.2 Certificate of Amendment to the Amended and Restated Certificate of Incorporation of EP MedSystems, Inc. filed with the State of New Jersey on November 6, 1998
                        (16)

        3.3 Certificate of Amendment to the Amended and Restated Certificate of Incorporation of EP MedSystems, Inc., filed with the Secretary of the State of New Jersey on October 21, 2001 (14)

        3.4 Certificate of Amendment to the Amended and Restated Certificate of Incorporation of EP MedSystems, Inc., filed with the Secretary of the State of New Jersey on December 22, 2003 (17)

        3.5             Bylaws, as amended (1)

        4.1 Form of Common Stock and Warrant Purchase Agreement, dated as of August 31, 1999, between EP
                        Med and the Purchasers named therein (including Exhibit
                        A: Form of Registration Rights Agreement and Exhibit B:
                        Form of Warrant) (7)

        4.2 Form of Replacement Warrant, dated as of February 15, 2000, between EP Med and the Purchasers named therein (including Amendment to Registration Rights Agreement and Form of Replacement Warrant) (10)

        4.3 Form of Amended and Restated Common Stock and Warrant Purchase Agreement, dated as of February 16, 2001, between EP Med and the Purchasers (including Exhibit A:
                        Form of Registration Rights Agreement and Exhibit B:
                        Form of Warrant) (8)

        4.4 Registration Rights Agreement, dated March 28, 2001, between EP Med and the Purchasers identified therein (8)

        4.5 Warrant, dated March 28, 2001, issued by EP Med to Cardiac Capital, LLC (8)

        4.6             Warrant, dated March 28, 2001, issued by EP Med to
                        Texada Trust (8)

        4.7 Warrant, dated as of July 20, 2001, issued by EP Med to Reinhard Schmidt (13)

        4.8 Preferred Stock Purchase Agreement, dated as of October 23, 2001, between EP MedSystems and Medtronic, Inc. (14)

        4.9 Registration Rights Agreement, dated as of October 23, 2001, between EP MedSystems and Medtronic, Inc. (14)

       4.10 Common Stock and Warrant Purchase Agreement, dated as of January 31, 2003, by and between EP MedSystems, Inc. and each of the several purchasers named in Exhibit A thereto. (9)

       4.11 Registration Rights Agreement, dated as of January 31, 2003, by and between EP MedSystems, Inc. and the Initial Investors referred to therein. (9)

       4.12 Warrant, dated January 31, 2003, issued by EP MedSystems, Inc. to Michael R. Hamblett. (9)

       4.13 Warrant, dated January 31, 2003, issued by EP MedSystems, Inc. to Heimdall Investments Ltd. (9)

       4.14 Warrant, dated January 31, 2003, issued by EP MedSystems, Inc. to EGS Private Healthcare Partnership, L.P. (9)

       4.15 Warrant, dated January 31, 2003, issued by EP MedSystems, Inc. to EGS Private Healthcare Counterpart, L.P. (9)

       4.16 Amended and Restated Secured Promissory Note issued to Medtronic International Limited on March 13, 2003, together with First Amendment to Note Purchase Agreement, dated March 13, 2003, between Medtronic International Limited and EP MedSystems, Inc. (9)

       4.17 Stock Purchase Agreement, dated as of September 5, 2002, between EP MedSystems, Inc. and Boston Scientific Corporation. (15)

       4.18 Registration Rights Agreement, dated as of September 5, 2002, between EP MedSystems, Inc. and Boston Scientific Corporation (15).

       4.19 Mortgage Note, dated November 21, 2002, issued to William Winstrom, in the principal amount of $375,000, together with related Mortgage and Security Agreement.
                        (21)

       4.20 Mortgage Note, dated November 21, 2002, issued to Anthony Varrichio, in the principal amount of $375,000, together with related Mortgage and Security Agreement.
                        (21)

       4.21 Agreement between Anthony Varrichio and EP MedSystems, Inc., dated April 2, 2003, effecting conversion of the Mortgage Note into 150,000 shares of EP MedSystems common stock. (19)

       4.22 Agreement between William Winstrom and EP MedSystems, Inc., dated April 2, 2003, effecting conversion of the Mortgage Note into 150,000 shares of EP MedSystems common stock. (19)

       4.23 Common Stock Purchase Agreement between EP MedSystems, Inc. and the several purchasers named therein, dated as of April 11, 2003. (18)

       4.24 Amendment No. 1, dated April 11, 2003, to Registration Rights Agreement, dated as of January 31, 2003, by and between EP MedSystems, Inc. and the Initial Investors referred to therein. (18)

       4.25 Agreement made as of June 27, 2003, by and between EP MedSystems, Inc. and Anthony Varrichio. (16)

       4.26 Agreement made as of June 27, 2003, by and between EP MedSystems, Inc. and William Winstrom. (16)

       4.27 Notice of EP MedSystems' Right to Repurchase Warrants, dated July 23, 2003. (16)

       4.28 Secured Convertible Note, dated August 28, 2003, with Laurus Master Fund, Ltd. in the principal amount of $4,000,000, together with related Registration Rights Agreement, Guaranty, and Security Agreement. (20)

       4.29** Amendment, dated November 25, 2003 to Registration Rights Agreement dated August 28, 2003 with Laurus Master Fund, Ltd.

       4.30 Warrant, dated August 28, 2003, issued by EP MedSystems, Inc. to Laurus Masterfund, Ltd. (11)

       4.31 Warrant, dated August 28, 2003, issued by EP MedSystems, Inc. to Biscayne Capital Markets, Inc. (13)

       4.32 Form of Common Stock Purchase Agreement dated December 26, 2003 (identical agreements, except for number of shares of Common Stock acquired, were executed by each of the selling shareholders) (17)

       4.33 Form of Registration Rights Agreement dated December 26, 2003 (identified agreements were executed by each of the selling shareholders) (17)

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

       10.4 Master Manufacturing Agreement, dated April 16, 1996, between EP Med and Hi Tronics Designs, Inc. (1)

       10.5*            Amended and Restated 1995 Long-Term Incentive Plan (3)

       10.6*            Amended and Restated 1995 Director Option Plan (3)

       10.7*            Amendment to EP MedSystems, Inc. 1995 Director Option
                        Plan (22)

       10.8*            2002 Stock Option Plan (22)

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

       10.13 Subordination Agreement, dated as of November 15, 2000, between Medtronic Asset Management, Inc. and Fleet National Bank (11)

       10.14 Agreement, dated as of March 9, 1998, between ProCath Corporation and Allan Willis (12)

       10.15 License Agreement, dated as of January 21, 1998, between EP Med and Incontrol, Inc. (13)

       10.16 Employment Agreement, dated as of July 20, 2001, between EP Med and Reinhard Schmidt (13)

       10.17 Promissory Note dated December 30, 2002 between EP MedSystems, Inc. and EGS Healthcare Limited Partnership
                        (21)

       21.1**           Subsidiaries of the Registrant

       23.1**           Consent of Grant Thornton LLP

       23.2**           Consent of PricewaterhouseCoopers LLP

       24.1**           Powers of Attorney (included on signature page).

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

1. Incorporated by reference from EP MedSystem, Inc.'s Registration Statement on Form SB-2 and Pre-Effective Amendments No. 1 and 2 thereto previously filed with the Commission on April 18, 1996, May 28, 1996 and June 13, 1996, respectively.

2. Incorporated by reference from EP Med's Annual Report on Form 10-KSB for the year ended December 31, 1996 previously filed with the Commission.

3. Incorporated by reference from EP Med's Proxy Statement for the Annual Meeting of Shareholders held on July 18, 2000, previously filed with the Commission.

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

14. Incorporated by reference from EP Med's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001.

15. Incorporated by reference form EP Med's Quarterly Report on Form 10-QSB for the quarter-ended September 30, 2002.

16. Incorporated by reference from EP MedSystems, Inc.'s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003 previously filed with the commission.

17. Incorporated by reference form EP MedSystems, Inc.'s Registration Statement on Form S-3 previously filed with the commission on January 22, 2004.

18. Incorporated by reference to EP MedSystems, Inc.'s Registration Statement on Form S-3 previously filed with the commission on April 18, 2003.

19. Incorporated by reference to EP MedSystems, Inc.'s Registration Statement on Form S-3 previously filed with the commission on October 28, 2003.

20. Incorporated by reference to EP MedSystems, Inc.'s current report on Form 8-K previously filed with the commission on September 12, 2003.

21. Incorporated by reference to EP MedSystems, Inc.'s Annual Report on Form 10-KSB for the year ended December 31, 2002.

22. Incorporated by reference from EP MedSystems, Inc.'s Proxy Statement for the Annual Meeting of Shareholders held on August 29, 2002, previously filed with the commission on July 30, 2002.

                          INDEX TO FINANCIAL STATEMENTS

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                FINANCIAL STATEMENTS                                        PAGE
                                                                            ----

           Report of Independent  Accountants................................F-2

           Consolidated Balance Sheets as of December 31, 2003
           and December 31, 2002.............................................F-4

           Consolidated Statements of Operations for the
           years ended December 31, 2003 and 2002............................F-5

           Consolidated Statements of Changes
           in Shareholders' Equity for the years ended
           December 31, 2003 and 2002........................................F-6

           Consolidated Statements of Cash Flows for the years ended
           December 31, 2003 and 2002........................................F-8

           Notes to Consolidated Financial Statements........................F-9

               Report of Independent Certified Public Accountants



Board of Directors
EP MedSystems, Inc.


         We have audited the accompanying consolidated balance sheet of EP MedSystems, Inc. and Subsidiaries as of December 31, 2003, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EP MedSystems, Inc. and Subsidiaries as of December 31, 2003 and the consolidated results of their operations and cash flows for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


/s/ Grant Thorton LLP

Philadelphia, Pennsylvania
March 4, 2004

REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and
Shareholders of EP MedSystems, Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statement of operations, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of EP MedSystems, Inc. and its subsidiaries (the "Company") at December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, EP MedSystems, Inc. adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", effective January 1, 2002.


/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey
March 17, 2003


                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                                                               DECEMBER 31,
                               ASSETS                                                    2003                  2002
                                                                                -------------------    ------------------
Current assets:
   Cash and cash equivalents                                                    $     11,248,983       $     2,012,809
   Restricted cash                                                                     1,000,000                     -
   Accounts receivable, net of allowances for doubtful
      accounts of $98,600 in each year                                                 3,035,426             3,438,980
   Inventories, net of reserves                                                        2,330,830             2,037,100
   Prepaid expenses and other current assets                                             846,132               361,782
   Deferred tax asset, net of valuation allowance                                        397,720               438,000
                                                                                -----------------    ------------------
           Total current assets                                                       18,859,091             8,288,671

Property, plant and equipment, net                                                     1,951,640             2,250,327
Intangible assets, net                                                                   354,763               358,282
Other assets                                                                             495,530                31,198
                                                                                -----------------    ------------------
           Total assets                                                         $     21,661,024  $         10,928,478
                                                                                =================    ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Promissory note payable                                                      $              -  $            995,585
   Current portion of notes payable                                                    2,200,000                     -
   Accounts payable                                                                    1,962,556             2,586,050
   Accrued expenses                                                                    1,645,842               603,370
   Deferred revenue                                                                      507,824               243,556
                                                                                -----------------    ------------------
           Total current liabilities                                                   6,316,222             4,428,561

Accrued interest on long term debt - non-current                                               -               520,162
Deferred warranty revenue- non-current                                                   271,629               326,773
Secured convertible note                                                               3,446,865                     -
Notes payable                                                                                  -             3,950,000
                                                                                -----------------    ------------------
           Total liabilities                                                    $     10,034,716  $          9,225,496
                                                                                -----------------    ------------------
Commitments and contingencies
Shareholders' equity:
  Preferred stock, no par value, 5,000,000 shares authorized, 373,779 shares issued and outstanding at December 31,
     2003 and 2002, respectively                                                         618,161               618,161
  Common stock, $.001 stated value, 30,000,000 shares authorized,
     23,098,179 issued and outstanding at December 31, 2003 and
     15,098,736 shares issued and outstanding at December 31,
     2002, respectively                                                                   23,098                15,099
  Additional paid-in capital                                                          49,414,829            32,372,087
  Accumulated other comprehensive (loss) income                                        (177,728)                   613
  Treasury stock/Receivable from officer                                               (100,000)             (100,000)
  Accumulated deficit                                                               (38,152,052)          (31,202,978)
                                                                                -----------------    ------------------
           Total shareholders' equity                                                 11,626,308             1,702,982
                                                                                -----------------    ------------------
           Total liabilities and shareholders' equity                           $     21,661,024  $         10,928,478
                                                                                =================    ==================


        The accompanying notes are an integral part of these statements.

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,



                                                                          2003                  2002
                                                                  ------------------     ----------------
Net sales                                                      $         10,002,828   $       12,419,499
Cost of products sold                                                     4,762,429            5,707,262
                                                                  ------------------     ----------------
          Gross profit                                                    5,240,399            6,712,237

Operating costs and expenses:
   Sales and marketing expenses                                           5,563,359            4,975,426
   Research and development expenses                                      2,566,477            3,288,536
   General and administrative expenses                                    2,565,788            2,604,627
   Offering Costs                                                                 -            1,118,770
   Mortgage conversion expense                                              222,084                    -
                                                                  ------------------     ----------------
         Total operating expenses                                        10,917,708           11,987,359

         Loss from operations                                           (5,677,309)          (5,275,122)

Interest expense, net                                                     (484,830)            (230,831)
Interest expense, debt conversion                                       (1,000,000)                    -
Interest expense, change in valuation of warrants                         (210,750)                    -
Other income                                                                 26,095               19,567
                                                                  ------------------     ----------------

Loss before income tax benefit                                 $        (7,346,794)   $      (5,486,386)

Income tax benefit                                                          397,720              438,000
                                                                  ------------------     ----------------

Net loss                                                       $        (6,949,074)   $      (5,048,386)
                                                                  ==================     ================


Basic and diluted net loss per share                           $             (0.38)   $           (0.34)
                                                                  ==================     ================
Weighted average shares outstanding used to
compute basic and diluted loss per share                                 18,378,450           14,849,333
                                                                  ==================     ================



        The accompanying notes are an integral part of these statements.


                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



                               Common    Common     Preferred  Preferred    Additional
                                Stock     Stock      Stock      Stock       Paid-in
                               Shares     Amount     Shares     Amount       Capital
                             ----------- -------- ----------- ----------- ------------
Balance, December 31,
2001                         14,077,714  $14,078   1,259,717  $2,331,744  $29,597,872
                             =========== ======== =========== =========== ============

Issuance of common
stock in connection
with joint development
contract, net of
offering costs                  210,084      210          --          --      472,308

Conversion of Preferred
Stock to Common Stock           885,938      886   (885,938)  (1,713,583)   1,697,902

Compensation expense,
net of cancellation of
loan                           (75,000)     (75)          --          --       45,075

Deferred offering costs              --       --          --          --      554,515

Foreign currency
translation                          --       --          --          --           --

Warrants issued in
connection with
promissory note                      --       --          --          --        4,415

Net loss                             --       --          --          --           --
                             ----------- -------- ----------- ----------- ------------

BALANCE, DECEMBER 31,
2002                         15,098,736  $15,099     373,779    $618,161  $32,372,087
                             =========== ======== =========== =========== ============




                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                             Accumulated
                             Other         Receivable
                             Comp-         from
                             rehensive     Officer/
                             Income        Treasury     Accumulated
                             (Loss)        Stock        Deficit        Total
                             ------------- ----------- -------------- -----------

Balance, December 31,                                              $
2001                                   --  $(100,000)   (26,154,592)  $5,689,102
                             ============= =========== ============== ===========

Issuance of common
stock in connection
with joint development
contract, net of
offering costs                         --          --             --     472,518

Conversion of Preferred
Stock to Common Stock                  --          --             --    (14,795)

Compensation expense,
net of cancellation of
loan                                   --          --             --      45,000

Deferred offering costs                --          --             --     554,515

Foreign currency
translation                           613          --             --         613

Warrants issued in
connection with
promissory note                        --          --             --       4,415

Net loss                               --          --    (5,048,386)  (5,048,386)
                             ------------- ----------- -------------- -----------

BALANCE, DECEMBER 31,
2002                                $ 613  $(100,000)  $(31,202,978)  $1,702,982
                             ============= =========== ============== ===========




                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                               Common     Common   Preferred Preferred Additional
                                Stock     Stock     Stock     Stock     Paid-in
                               Shares     Amount    Shares    Amount    Capital
                             ----------- -------- --------- --------- ------------

Issuance of common
stock in connection
with joint development
contract, net of
offering costs                1,270,944    1,271        --        --    2,461,194

Issuance of common
stock in private
placement including
conversion of
promissory note, net of
offering costs                2,007,475    2,007        --        --    2,071,155

Conversion of
convertible promissory
bridge notes,
beneficial conversion
feature                             --         --       --        --    1,000,000

Foreign currency
translation                          --       --        --        --           --

Issuance of common
stock in private
placement, net of
offering costs                3,320,000    3,320        --        --    7,781,700

Issuance of common
stock in connection
with conversion of
mortgage to equity
including non-cash
mortgage conversion
costs of $222,084               476,234      476        --        --      971,609

Issuance of common
stock in connection
with Secured
Convertible Note                 40,000       40        --        --       99,960

Beneficial conversionf
feature in connection
with Secured
Convertible Note                     --       --        --        --      486,147

Issuance of common
stock in connection
with exercise of
warrants                        794,790      795        --        --    1,323,317

Warrants issued in
connection with
promissory note                      --       --        --        --      618,250

Issuance of stock in
connection with
conversion of secured
convertible note                 90,000       90        --        --      229,410

Net Loss                             --       --        --        --           --
                             ----------- -------- --------- --------- ------------
BALANCE, DECEMBER 31,
2003                         23,098,179  $23,098   373,779  $618,161  $49,414,829
                             =========== ======== ========= ========= ============



                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                             Accumulated
                             Other        Receivable
                             Comp-        from
                             rehensive    Officer/
                             Income       Treasury      Accumulated
                             (Loss) Stock                 Deficit        Total
                             ------------ ----------- ---------------- -----------

Issuance of common
stock in connection
with joint development
contract, net of
offering costs                        --          --               --   2,462,465

Issuance of common
stock in private
placement including
conversion of
promissory note, net of
offering costs                        --          --               --   2,073,162

Conversion of
convertible promissory
bridge notes,
beneficial conversion
feature                              --           --        1,000,000

Foreign currency
translation                    (178,341)          --               --    (178,341)

Issuance of common
stock in private
placement, net of                                                        7,785,020
offering costs                        --          --               --

Issuance of common
stock in connection
with conversion of
mortgage to equity
including non-cash
mortgage conversion                                                        972,085
costs of $222,084                     --          --               --

Issuance of common
stock in connection
with Secured                                                               100,000
Convertible Note                      --          --               --

Beneficial conversion
feature in connection
with Secured
Convertible Note                      --          --               --      486,147

Issuance of common
stock in connection
with exercise of                                                        1,324, 112
warrants                              --          --               --

Warrants issued in
connection with
promissory note                       --          --               --      618,250

Issuance of stock in
connection with
conversion of secured
convertible note                      --          --               --      229,500

Net Loss                              --          --      (6,949,074)  (6,949,074)
                             ------------ ----------- ---------------- ------------
BALANCE, DECEMBER 31,
2003                          $(177,728)  $(100,000)    $(38,152,052)  $11,626,308
                             ============ =========== ================ ============


        The accompanying notes are an integral part of these statements.


                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,


                                                                                      2003                  2002
                                                                                -----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                   $       (6,949,074)   $       (5,048,386)
  Adjustments to reconcile net loss to net cash
   Used in operating activities:
     Depreciation and amortization                                                       685,690               709,282
     Bad debt expense                                                                     62,878                33,035
     Interest expense, debt conversion                                                 1,000,000                     -
     Mortgage conversion expense                                                         222,084                     -
     Write off of deferred offering costs                                                      -             1,042,413
     Non cash compensation expense related to employee agreement                               -                45,000
     Change in value of warrants and amortization of beneficial
     Conversion feature                                                                  315,204                     -
     Accretion of note discount                                                           92,059                     -
     Deferred income taxes                                                                40,852                36,688
   Changes in assets and liabilities:
      Decrease in accounts receivable                                                    340,676               325,007
      Increase in inventories                                                          (135,419)             (472,350)
      (Increase) decrease in prepaid expenses and other assets                         (507,333)                39,288
      (Decrease) increase in accounts payable                                          (623,494)             1,348,562
      Increase in accrued expenses, deferred revenue, customer deposits
       and accrued interest                                                              728,184                93,418
                                                                                -----------------     -----------------
          NET CASH USED IN OPERATING ACTIVITIES                              $       (4,727,693)   $       (1,848,043)
                                                                                -----------------     -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                (154,196)             (255,010)
   Patent costs                                                                         (15,191)              (14,461)
                                                                                -----------------     -----------------
          NET CASH USED IN INVESTING ACTIVITIES                              $         (169,387)   $         (269,471)
                                                                                -----------------     -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under term notes payable                                                          -             1,750,000
  Payments under term notes payable                                                  (1,000,000)                     -
  Payments under revolving line of credit                                                      -             (436,111)
  Proceeds from issuance of secured convertible debt                                   3,661,600                     -
  Increase in restricted cash                                                        (1,000,000)                     -
  Proceeds from issuance of common stock, net of offering costs                       12,649,995               472,518
                                                                                -----------------     -----------------
                                                                                                      -----------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                          $        14,311,595   $         1,786,407
                                                                                -----------------     -----------------

Effect of exchange rate changes                                                        (178,341)                   613


Net increase (decrease) in cash and cash equivalents                                   9,236,174             (330,494)
Cash and cash equivalents, beginning of period                                         2,012,809             2,343,303
                                                                                -----------------     -----------------
Cash and cash equivalents, end of period                                     $        11,248,983   $         2,012,809
                                                                                =================     =================

Supplemental cash flow information:
 Cash paid for interest                                                              $    93,690        $        6,416
 Non-cash reclassification of assets from inventory to fixed assets                  $   414,499        $      429,020



        The accompanying notes are an integral part of these statements.

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

          EP MedSystems, Inc. (the "Company") operates in a single segment. EP MedSystems develops, manufactures and markets a broad-based line of products for the cardiac electrophysiology market for the purpose of diagnosing, monitoring, visualizing and treating irregular heartbeats known as arrhythmias.

         The Company faces a number of risks, including developing and sustaining a profitable, cash positive business, which is largely dependent upon market acceptance of recently developed products.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include the accounts of EP MedSystems, Inc. and its wholly owned subsidiaries, EP MedSystems UK Ltd., EP MedSystems France S.A.R.L., EP MedSystems Benelux and ProCath Corporation. All material intercompany accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

          EP MedSystems considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents approximates fair value.

CONCENTRATIONS OF CREDIT RISK

          EP MedSystems is potentially subject to concentrations of credit risk with respect to its cash investments and trade accounts receivable. EP MedSystems invests its excess cash in institutional money market accounts.

          EP MedSystems' customer base for its products is primarily comprised of medical institutions and distributors throughout the United States and abroad. For certain transactions, EP MedSystems may require payment in advance or issuance of an irrevocable letter of credit.

          The Company has subsidiaries in the United Kingdom, France and the Netherlands and thus is exposed to risks that arise from foreign currency exchange rate fluctuations. Such exposures arise from transactions denominated in foreign currencies, primarily from translation of results of operations outside the United States, inter-company advances and inter-company purchases of inventory. The Company does not engage in hedging of foreign currencies through the purchase of option contracts or forward exchange contracts.

INVENTORIES

          Inventories are valued at the lower of cost or market with cost being determined on a first-in, first-out basis.

PROPERTY AND EQUIPMENT

          Property and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

                         Buildings and improvements                  10-25 years
                         Machinery and equipment                      3-10 years
                         Furniture and fixtures                        3-7 years

Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the lease. Expenditures for repairs and maintenance are expensed as incurred.

GOODWILL AND INTANGIBLE ASSETS

          Registration and legal fees associated with patent filings are capitalized and amortized over three years. Management reviews these assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets might not be recoverable. EP MedSystems has determined that, as of December 31, 2003 and 2002, no such assets have been impaired.

          Goodwill represents the excess of the cost over the fair value of net assets acquired in business combinations. Currently, the Company operates as a single reporting unit. Goodwill and other "indefinite-lived" assets are not amortized and are subject to the impairment rules of Statement of Financial Accounting Standards No. 142 ("SFAS 142") which the Company adopted effective as of January 1, 2002. Goodwill is tested for impairment on an annual basis or upon the occurrence of certain circumstances or events. The Company determines the fair market value of its reporting unit using quoted market rates and cash flow techniques. The fair market value of the reporting unit is compared to the carrying value of the reporting unit to determine if an impairment loss should be calculated. If the book value of the reporting unit exceeds the fair value of the reporting unit, an impairment loss is indicated. The loss is calculated by comparing the fair value of the goodwill to the book value of the goodwill. If the book value of the goodwill exceeds the fair value of goodwill, an impairment loss is recorded. Fair value of goodwill is determined by subtracting the fair value of the identifiable assets of a reporting unit from the fair value of the reporting unit. There were no impairment losses recorded in 2003 or 2002.


REVENUE RECOGNITION

          EP MedSystems ships products to customers based on FOB shipping point and recognizes revenue from product sales on the date of shipment. Installation services are minimal and considered perfunctory. Payments received in advance of shipment of product are deferred until such products are shipped. EP MedSystems does not have royalty agreements that result in revenue to EP MedSystems. Royalties paid to third parties on product sales are included in the sales and marketing expense. EP MedSystems does not provide distributors or end-users with a general right to return products purchased.

          EP MedSystems provides a one-year warranty on all of its products and, in accordance with Statement of Financial Accounting Standard No. 5 "Accounting for Contingencies," accrues for the estimated cost of providing this warranty at the time of sale. The estimates of the future warranty costs are based on historical experience. At December 31, 2003 and 2002, EP MedSystems had accrued approximately $126,000 and $71,000, respectively in warranty reserve.

          In addition to the standard one-year warranty provided on all products, EP MedSystems offers separately priced extended warranties. EP MedSystems recognizes revenue from these warranty contracts on a straight-line basis over the contract period in accordance with FASB Technical Bulletin 90-1 "Accounting for Separately Priced Product Warranties and Product Maintenance Contracts." Deferred warranty revenue as of December 31, 2003 and 2002 totaled approximately $642,000 and $483,000, respectively.

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

          EP MedSystems records the fair value of stock issuances to non-employees based on the market price on the date issued. The amount is expensed, capitalized or recorded as a reduction of paid-in capital, depending on the purpose for which the stock is issued. It is EP MedSystems' policy to account for stock options granted to non-employees in accordance with Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," and the fair value is measured using the Black-Scholes option pricing model under Statement of Financial Accounting Standard No. 123. EP MedSystems has not issued stock options to non-employees for any of the periods presented herein.

          Had compensation costs for EP MedSystems' stock option plans been determined consistent with SFAS No. 123 "Accounting for Stock-Based Compensation", EP MedSystems' proforma net loss and loss per share for 2003 and 2002 would have been as follows:


                                                                   2003                   2002
                                                                   ----                   ----

       Net loss, as reported                                      $(6,949,074)           $(5,048,386)

       Deduct:  Total stock-based employee compensation
       expense determined under fair value based method
       for all awards granted since January, 1995, net of
       related tax effects                                           (423,730)              (343,416)
                                                             ------------------     ------------------

       Pro forma net loss                                        $(7,372,804)            $(5,391,802)
                                                             ==================     ==================

       Loss per share:
           Basic and diluted - as reported                             $(0.38)                $(0.34)
                                                             ------------------     ------------------
           Basic and diluted - pro forma                               $(0.40)                $(0.36)
                                                             ------------------     ------------------





NET LOSS PER SHARE

         Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share since potential shares of common stock from the exercise of stock options and warrants are anti-dilutive for all periods presented. Accordingly, potential common shares of 4,916,783 and 2,786,129 for the years ended December 31, 2003 and 2002, respectively, have been excluded from the diluted per share calculation.

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

COMPREHENSIVE INCOME

          For the years ended December 31, 2003 and 2002, components of comprehensive loss consisted of net loss and foreign currency translation adjustments. Comprehensive loss for the years ended December 31, 2003 and 2002 was $7,127,415 and $5,047,773, respectively.

FOREIGN CURRENCY TRANSLATION

         In accordance with Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation," ("SFAS No. 52"), foreign denominated assets and liabilities are translated from Euros and British Pounds Sterling into U.S. dollars using the spot rate at the balance sheet date. Revenue and expenses are translated into U.S. dollars using the weighted average exchange rate for the respective year. Translation adjustments are recorded in Shareholders' Equity as adjustments to accumulated other comprehensive income.

         Also in accordance with SFAS No. 52, transaction gains and/or losses are incurred as a result of the changes between functional currency and the transaction denominated currency. These gains and/or losses are marked to the current exchange rate on a quarterly basis and included in expenses in the Statement of Operations. For the year ended December 31, 2003 and 2002, the transaction gains recorded were approximately $235,000 and $117,000, respectively.

USE OF ESTIMATES

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The primary estimates used by management are in the determination of the allowance for doubtful accounts, inventory obsolescence reserve and warranty reserve. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, the estimates may ultimately differ from actual results.

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




3.       INVENTORIES

Inventories consist of the following:

                                                                            DECEMBER 31,
                                                                     2003                   2002
                                                                ---------------        ---------------
                    Raw materials                           $        1,202,711      $       1,267,194
                    Work in progress                                   561,008                152,634
                    Finished goods                                     725,111                752,972
                    Reserve for obsolescence                         (158,000)              (135,700)
                                                                ---------------        ---------------
                                                            $        2,330,830     $4       2,037,100







                                                             ===============        ===============



4.       PROPERTY AND EQUIPMENT

Property and equipment consist of the following:


                                                                            DECEMBER 31,
                                                                     2003                   2002
                                                                ----------------        --------------
                    Land                                    $            69,738      $         69,738
                    Buildings and improvements                        1,029,341             1,024,382
                    Leasehold improvements                              128,102               132,298
                    Machinery and equipment                           3,496,164             3,483,674
                    Furniture and fixtures                              233,729               351,139
                                                                ----------------        --------------
                                                             $        4,957,074      $      5,061,231
                    Less: accumulated depreciation                  (3,005,434)           (2,810,904)
                                                                ----------------        --------------
                                                            $         1,951,640     $4      2,250,327
                                                                ================        ==============




5.       INTANGIBLE ASSETS

Intangible assets consist of the following:

                                                                            DECEMBER 31,
                                                                     2003                   2002
                                                                ---------------        ---------------
                    Goodwill                                $          774,099      $         774,099
                    Less: accumulated amortization                   (432,369)              (432,369)
                                                                ---------------        ---------------
                                                            $          341,730      $         341,730
                                                                ===============        ===============



                                                                            DECEMBER 31,
                                                                     2003                   2002
                                                                ---------------        ---------------
                    Other intangible assets                 $          196,787      $         181,596
                    Less: accumulated amortization                   (183,754)              (165,044)
                                                                ---------------        ---------------
                                                            $           13,033      $          16,552
                                                                ===============        ===============





At December 31, 2003 other intangible assets consist primarily of patent costs. At December 31, 2003, the net intangible asset was $13,033 and it is expected to be fully amortized in 2004.

6.       COMMITMENTS AND CONTINGENCIES

Operating Leases

         EP MedSystems leases office space in the United Kingdom, France and the Netherlands to support European and Asian sales and service. In 2002, the Company consolidated its executive offices with its manufacturing facility in West Berlin, New Jersey. The total rent expense associated with office leases was approximately $53,000 and $151,000 in 2003 and 2002, respectively. Additionally, EP MedSystems also leases certain office equipment for periods extending through 2006.

          The aggregate future commitment for minimum rentals as of December 31, 2003 is as follows:

                    2004                      $ 40,387
                    2005                      $ 25,302
                    2006                      $  4,788

Employee Life Insurance

          EP MedSystems has key man life insurance policies for $1,000,000 covering its Chief Executive Officer and $500,000 for the Vice President of Engineering, for which it is the beneficiary.

Suppliers

         The Company outsources the manufacture of some components to its products. Some of these arrangements are sourced from one supplier.

7.       NOTES PAYABLE

         On November 15, 2000, EP MedSystems, Inc. completed a debt financing for $3.2 million with Medtronic Asset Management, Inc., an affiliate of Medtronic, Inc., and one of EP MedSystems' shareholders. Approximately $2.3 million was utilized to repay outstanding amounts on EP MedSystems' revolving credit facility. The principal and all accrued interest on the note was to be repaid on November 15, 2003 and the note is secured by a pledge by David Jenkins, EP MedSystems' Chairman, of shares of common stock of a privately-held corporation. On March 12, 2003, the due date of the note was extended to April 1, 2004. In connection with the extension, the Company paid $1 million of the note upon receipt of certain equity proceeds and increased the interest rate to the prime rate plus 3%. The prime rate was 4% at December 31, 2003. EP MedSystems had accrued approximately $728,000 of interest expense as of December 31, 2003. In February 2004, the principal amount of this note along with all accrued interest was repaid.

         On November 21, 2002, the Company signed a $750,000 mortgage note on its facility in West Berlin, New Jersey. Interest was payable quarterly at 8% and the note was collateralized by the building. The note was convertible into common stock of the Company at escalating amounts over its three year term as follows:

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

         At the closing of the transaction, the Company issued the Convertible Note to Laurus having a principal amount of $4,000,000 and received net proceeds of $2,661,600. The remaining $1,000,000 has been funded by Laurus and is expected to be available to the Company upon the fulfillment of certain requirements associated with documenting Laurus' security interest in the Company's real property and is included on the Balance Sheet under the caption "Restricted Cash". The balance of the proceeds was used in part to pay fees incurred in connection with this transaction. Deferred financing fees are being amortized over the life of the Convertible Note using the effective interest method. In addition, the Company paid a portion of the fees payable to an intermediary, Biscayne Capital Markets, Inc. ("Biscayne"), in 40,000 shares of the Company's Common Stock having a market value on the date of closing of this transaction equal to $100,000. The net proceeds of the Convertible Note will be used by the Company for working capital purposes and payment of outstanding debt.

         The portion of the Convertible Note against which Laurus advances funds based on the Company's accounts receivable bears interest at the prime rate, with a floor of 4%, and the balance (the "Advance Amounts") bears interest at the prime rate plus 2%, effective interest rate of 16.86%, including accretion of debt discount and amortiation of the beneficial conversion feature. One half of Advance Amounts outstanding on the date of closing (approximately $681,000) is required to be repaid on or before February 28, 2005. The remaining balance of the Advance Amounts outstanding on the date of the closing is required to be repaid on or before August 28, 2006. The Company, subject to certain rights of cancellation, may extend the credit facility by Laurus, on a year-by-year basis, commencing August 28, 2006. The Company may repay in cash, without penalty, up to $500,000 of the Convertible Note in any one calendar year, plus all Advance Amounts.

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

         The Company registered, under the Securities Act of 1933, as amended, 1,500,000 shares of its Common Stock which may be received by Laurus upon conversion of the Convertible Note and exercise of the Warrant and will be required to register the remainder of such shares (approximately 300,000 shares) on the date which is the earlier of (i) one year from the closing of the transaction or (ii) the date of conversion of the $2 million portion of the Convertible Note.

         In accordance with the provisions of Emerging Issues Task Force (EITF) Issue 00-27, "Application of EITF Issue No. 98-5 'Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios', to Certain Convertible Securities", the allocated value of the Convertible Note contained a beneficial conversion feature calculated based on the difference between the effective conversion price of the proceeds allocated to the Convertible Notes and the Warrants at the date of issuance. The amount arising from the beneficial conversion feature aggregated approximately $486,000 and is being amortized as interest expense from the date of the issuance of the Convertible Note to the mandatory redemption date of August 28, 2006. The Company valued the Convertible Note and the Warrants at issuance. The fair value of the Warrants at the time of issue was $407,500. In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," the Company marked the Warrants to market at September 30, 2003 incurring a non-cash charge of $264,000. The Agreement was amended on November 25, 2003 and the amount associated with the warrants was transferred to equity. The Company marked the Warrants to market at the date of the amendment which reduced the overall expense to $210,750 for the year ended December 31, 2003. The net carrying value of the Convertible Note, after allocation of the fair value of the Warrants is being accreted to interest expense over the life of the agreement using the effective interest method.

         The maturities on long-term debt consists of the following at December 31, 2003:

                    2004                      $   2,200,000
                    2005                      $     680,548
                    2006                      $   2,766,317
                                                  ----------------
                                              $   5,646,865
                                                  ================

         The maturities above are net of $323,635 in discount of the Convertible Note at December 31, 2003.

8.       SHAREHOLDERS' EQUITY

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

          During the year ended December 31, 2001, EP MedSystems consummated the private sale and issuance of Series A convertible preferred stock to Medtronic, Inc. ("Medtronic"). In 2002, Medtronic converted a portion of its preferred stock into shares of common stock of the Company. At December 31, 2003, Medtronic, Inc. holds 373,779 of the Company's Series A Preferred Shares which are convertible into 387,946 shares of common stock of the Company at the option of Medtronic or the Company in accordance with the terms of the agreement with Medtronic, Inc.

COMMON STOCK

          EP MedSystems is authorized to issue 30,000,000 shares of common stock, no par value, $.001 stated value per share, of which a total of 23,098,179 and 15,098,736 shares were outstanding at December 31, 2003 and 2002, respectively.

         On June 11, 2001, EP MedSystems entered into a common stock purchase agreement with Fusion Capital Fund II, LLC ("Fusion Capital") whereby at EP MedSystems' election, Fusion Capital was required to purchase EP MedSystems common stock at the times and prices set forth in this common stock purchase agreement (the "Fusion Agreement").

         In connection with the Fusion Agreement, the Company had recorded deferred offering costs of approximately $1 million, which were recorded in other assets and additional paid in capital, and were to be offset against proceeds as the common stock was sold to Fusion Capital. During the third quarter of 2002, the Company determined it was no longer probable that shares would be sold under this agreement, based on new financing opportunities initiated by the Company, and therefore, the entire amount of the deferred offering costs were written off. This non-cash charge of $1,042,000, as well as $76,000 of additional cash expenditures, were recorded as a separate line item labeled "Offering costs" within operating expenses in the 2002 Statement of Operations. On October 29, 2002, EP MedSystems withdrew the registration statement relating to the Fusion Agreement and on November 13, 2002 the parties mutually agreed to terminate the agreement effective January 15, 2003.

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

         On January 31, 2003, the Company completed a $2,470,000 private placement of its common stock to various accredited investors. The Company issued 2,007,475 shares of its common stock for a purchase price of $1.23 per share and warrants to purchase 802,990 shares of common stock at an exercise price per share of 110% of the closing trading price on the date of closing of that transaction, which was $1.6943. In the private placement, the Company received approximately $1,570,000 in cash, net of offering costs. The balance of the private placement included the conversion of the entire principal amount of, and accrued interest on, the promissory notes from the EGS Entities into common stock of the Company and the securities issued in that private placement were issued on the same terms and conditions as those of the other investors. In connection with that conversion, the 50,000 warrants issued to the EGS Entities on December 30, 2002 were cancelled in 2003 and the Company recorded a $1,000,000 non-cash charge in connection with the conversion. The charge is for interest conversion expense associated with certain beneficial conversion features and the intrinsic value of embedded conversion options within the promissory notes. With prior notice to the holders of the warrants, the warrants may be repurchased by the Company at $.01 per warrant at any time after the average closing price of the Company's common stock, for any twenty consecutive trading days, has equaled or exceeded $2.54. In July of 2003, the closing price requirement for repurchase of the warrants was met, notice to repurchase the warrants was given to the warrant holders by the Company, and 794,790 shares of common stock were issued upon exercise of these warrants. In April 2004, the Company completed an additional $210,000 private placement of 120,000 shares of its common stock to various accredited investors.

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

         On December 23, 2003, the Company completed an $8,200,000 private placement of its common stock to various accredited investors. The Company issued 3,200,000 shares of its common stock at a purchase price of $2.56 per share.

9.       STOCK OPTION PLANS

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


1995 Director Option Plan

          EP MedSystems' 1995 Director Option Plan (the "1995 Director Plan") was adopted by the Board of Directors and the shareholders in November 1995. A total of 540,000 shares of common stock of EP MedSystems are available for issuance under the 1995 Director Plan. The 1995 Director Plan provides for grants of director options to eligible directors of EP MedSystems and for grants of advisor options to eligible members of the Scientific Advisory Board of EP

MedSystems. Each of the director options and the advisor options are exercisable at the rate of 1,000 shares per month, commencing with the first month following the date of grant. The terms of these options are five years. The 1995 Director Plan will terminate on November 30, 2005, unless terminated earlier by the Board of Directors.

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

          For the year ended December 31, 2003 and 2002 no non-employee holders of non-plan stock options exercised their options.

          At December 31, 2003 and 2002, EP MedSystems had 1,935,200 and 1,970,200 shares, respectively, of common stock reserved for stock options under all plans. All stock options granted by EP MedSystems, were granted at exercise prices not less than the current fair market value of EP MedSystems' common stock on the date of grant, as determined by the Board of Directors or the fair market value on the date of grant.

          Information relating to stock options is as follows:


                                                                              OPTION                 WEIGHTED
                                                      NUMBER OF                PRICE                  AVERAGE
                                                       OPTIONS                 RANGE              EXERCISE PRICE
                                                   -----------------    --------------------    --------------------
 Outstanding at December 31, 2001                         1,318,044           $1.33 - $4.25                   $2.60
     Granted                                                548,750           $1.90 - $2.94                   $2.32
     Exercised                                                    -                       -                       -
     Forfeited/expired                                    (435,415)           $1.85 - $4.19                   $2.71
                                                   -----------------    --------------------    --------------------
Outstanding at December 31, 2002                          1,431,379           $1.91 - $4.19                   $2.46
Granted                                                     470,550           $1.32 - $3.90                   $2.31
Exercised                                                         -                       -                       -
Forfeited/Expired                                         (314,519)           $1.34 - $4.13                   $2.75
                                                   -----------------    --------------------    --------------------
Outstanding at December 31, 2003                          1,587,410           $1.32 - $4.25                   $2.35
                                                   =================    ====================    ====================
Exercisable at December 31, 2003                            625,097           $1.33 - $4.25                   $2.36
                                                   =================    ====================    ====================
Exercisable at December 31, 2002                            752,244           $1.60 - $4.25                   $2.62
                                                   =================    ====================    ====================


          Under Statement of Financial Accounting Standards No. 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions in 2003 and 2002, respectively:


                                                                  2003             2002
                                                              -------------    -------------
                  Risk free interest rate                         3.27%            3.83%
                  Expected life                                 5 years          5 years
                   Volatility                                    81.95%           81.95%
                  Weighted average fair value of options
                  granted during the year
                                                                 $2.31            $1.97
                  Expected dividends                               --               --




10.      INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

          EP MedSystems manages its business on the basis of one reportable segment--the manufacture and sale of cardiac electrophysiology products. EP MedSystems' chief operating decision makers use consolidated results to make operating and strategic decisions.

       The following table sets forth product sales by geographic segment as of December 31,


                                                       2003                  2002
                                                 ------------------     ----------------
              United States                             $5,922,000          $ 7,843,000
              Europe/Middle East                         2,604,000            2,543,000
              Asia and Pacific Rim                       1,477,000            2,033,000
                                                 ------------------     ----------------
                                                       $10,003,000          $12,419,000
                                                 ==================     ================




          Sales of EP MedSystems' cardiac electrophysiology devices and related catheters aggregated $8,780,000 and $1,223,000 in 2003 and $11,384,000 and
$1,035,000 in 2002, respectively. EP MedSystems' long-lived assets are primarily located in the U.S. One customer accounted for 10% of the Company's sales in 2002 in connection with the sale of fluoroscopy units. Another customer accounted for 11% of the Company's sales for the year ended December 31, 2002.

          Net sales for the year ended December 31, 2003 were billed in two currencies: $9,571,000 in U.S. dollars and $432,000 in Euros. Management has determined that the impact of foreign currency risk on sales is minimal since a majority of sales are billed in U.S. dollars. EP MedSystems does incur translation gains and losses, which are recorded in Shareholders' Equity.

11.      EMPLOYEE BENEFIT PLAN

          During 1997, EP MedSystems established an employee 401(k)-salary deferral plan that allows contributions by all eligible full time employees. Eligible employees may contribute up to 15% of their respective compensation, subject to statutory limitations, and EP MedSystems may match a percentage of employee contributions at the discretion of the Board of Directors. During the years ended December 31, 2003 and 2002, no matching contributions were made to the plan.

12.      INCOME TAXES

          EP MedSystems accounts for income taxes in accordance with the provisions of Statement of Financial Account Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires EP MedSystems to recognize income tax benefits for the loss carryforwards, which have not previously been recorded. At December 31, 2003 and 2002, a valuation allowance has been recognized to offset all but a portion of deferred tax assets related to these carryforwards. The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets consist of the following:

Income Tax Benefit:

                                                                          YEAR ENDED DECEMBER 31,
                                                                         2003                 2002
                                                                   -----------------     ----------------
           Current                                              $         (438,000)   $        (474,688)
           Deferred                                                          40,280               36,688
                                                                   -----------------    -----------------
               Total                                            $         (397,720)   $        (438,000)
                                                                   -----------------    -----------------

                                                                               DECEMBER 31,
                                                                         2003                 2002
                                                                   -----------------     ----------------
           Allowance for doubtful accounts                      $            39,444   $           37,222
           Inventory reserves                                                63,304              114,675
           Intangible asset amortization                                  (155,221)             (88,596)
           Depreciation                                                     130,748               66,915
           Accrued liabilities                                               86,408               68,689
           Net operating loss carryforwards                              11,953,308           10,081,698
           Research and development credit                                  548,183              450,190
           Write-down of EchoCath investment                                560,000              560,000
           Write-off of note receivable                                      43,000               43,000
           Deferred warranty income                                         256,712              193,007
           Other                                                             90,285               54,634
                                                                   -----------------    -----------------
                                                                         13,616,171           11,581,434
           Less: Valuation allowance                                   (13,218,451)         (11,143,434)
                                                                   -----------------    -----------------
                                                                $           397,720  $           438,000
                                                                   -----------------    -----------------




          At December 31, 2003 and 2002, EP MedSystems had approximately $33,920,000 and $27,360,000, respectively, of federal net operating loss carryforwards available to offset future income. The federal carryforwards expire between 2009 and 2024. Due to ownership changes that occurred, as defined by Section 382 of the Internal Revenue Code, EP MedSystems may be limited in the use of net operating losses generated prior to the changes in ownership in each year following the change in ownership. Additionally, EP MedSystems may have experienced subsequent changes in ownership, as defined by Section 382, resulting in additional limitations in EP MedSystems' ability to utilize certain net operating losses.

          During the years ended December 31, 2003 and 2002, the Company received approval to sell a portion of its unused cumulative New Jersey Net Operating Loss ("NOLs") carryforwards under the State of New Jersey's Technology Business Tax Certificate Transfer Program (the "Program"). The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of NOL carryforwards and defined research and development credits for cash. The Company received approval to sell NOLs of EP MedSystems and ProCath statutory entities in November 2003 and 2002, respectively. The Company entered into contracts to sell those NOL's for approximately $397,000 and $438,000 in December 2003 and 2002, respectively. Accordingly, the Company has adjusted its valuation allowance to reflect net deferred tax asset $397,000 and $438,000 as of December 31, 2003 and 2002, respectively.

          A reconciliation of EP MedSystems' effective tax rate is as follows:


                                                                            DECEMBER 31,
                                                                     2003                  2002
                                                                 --------------        --------------

    Federal statutory rate                                         (34.0%)               (34.0%)
    Increase (reduction) in income taxes resulting from:
         Benefit from sale of state net operating loss              (5.4%)                (5.3%)
         Change in valuation allowance                              32.6%                 32.8%
         Other                                                       1.4%                 (1.5%)
                                                                 --------------        --------------
    Effective Tax Rate                                              (5.4%)                (8.0%)
                                                                 ==============        ==============





13.      RECENTLY ISSUED ACCOUNTING STANDARDS

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS No. 143"), "Accounting for Asset Retirement Obligations." This standard requires that obligations associated with the retirement of tangible long-lived assets be recorded as liabilities when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, this liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, which for EP MedSystems means the standard was adopted on January 1, 2003. The adoption of this statement did not have a material effect on its results of operations, financial position or cash flows.

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

         On April 30, 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS No. 145"), "Recission of FASB Statements No. 4, 44, 64, Amendment of FASB No. 13 and Technical Corrections". This statement eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and classified as an extraordinary item, net of the related income tax. In addition, SFAS No.145 requires that capital leases that are modified so that the resulting lease agreement is classified as an operating lease be accounted for in the same manner as sale-lease back transactions. SFAS No.145 is generally effective for transactions occurring after May 15, 2003. EP MedSystems adopted SFAS No. 145 and the adoption did not have a material impact on its results of its operations, financial position or cash flows.

         On July 30, 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS No. 146"), "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. EP MedSystems adopted SFAS No. 146 and the adoption did not have a material impact on its results of its operations, financial position or cash flows.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure -- an amendment of FASB Statement No. 123." This standard provides alternate methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation and requires more prominent disclosure about the method used. This statement is effective for fiscal years ending after December 15, 2002. For EP MedSystems, this means it is effective for December 31, 2002. Currently EP MedSystems applies the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and we do not expense our stock options. The adoption of the disclosure provisions of SFAS No. 148 did not have an impact on EP MedSystems' results of operations, financial position or cash flows.

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


In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities -- an Interpretation of Accounting Research Bulletin (ARB) No. 51." FIN 46 requires the primary beneficiary to consolidate a variable interest entity
(VIE) if it has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. FIN 46 applies immediately to VIEs created after January 31, 2003, and to VIEs in which the entity obtains an interest after that date. For VIEs acquired before February 1, 2003, the effective date for EP MedSystems is July 1, 2003. In December 2003, the FASB published a revision to FIN 46 ("FIN 46R") to clarify some of the provisions of the interpretation and defer to the effective date of implementation for certain entities. Under the guidance of FIN 46R, entities that do not have interests in structures that are commonly referred to at special purpose entities are required to apply the provisions of the interpretation in financials statements for periods ending after March 14, 2004. The Company does not expect this Statement will have a material impact on our results of operations, financial position, or cash flows.


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


14.      SUBSEQUENT EVENTS

         On February 6, 2004, the Company repaid to Medtronic Asset Management, Inc. the balance of principal and accrued interest, approximately $2,920,000, on the Company's outstanding note payable.

15.      RELATED PARTY TRANSACTIONS

          On December 30, 2002, the Company issued notes, in an aggregate amount of $1 million to EGS Private Healthcare Partners L.P. and EGS Private Healthcare Counterpart L.P. (the EGS Entities). A Managing Member of the EGS Entities is also on the Board of Directors of EP MedSystems. On January 31, 2003, the notes were converted to equity in connection with a private placement.

          The Company's $3.2 million note with Medtronic, Inc., a shareholder in EP MedSystems, was secured by a pledge of certain shares of stock in a privately held company owned by David Jenkins, EP MedSystems' Chairman of the Board.

          In May 2000, EP MedSystems loaned $100,000 to one of its officers to finance his exercise of fully vested options. This recourse loan bore interest at the Federal Fund rate and was collateralized by 50,000 shares of EP MedSystems' common stock. Principal and any accrued interest was due and payable on May 23, 2003. On April 4, 2003, the principal amount of, and all accrued and unpaid interest on, the note receivable from a Company officer were repaid by that officer through return to treasury of the 50,000 shares of common stock to the Company, which collateralized that loan. The market price of the Company's common stock on the date of such return was $2.08. The shares are recorded on the balance sheet under the caption "Treasury stock."

NOTE 16. GUARANTOR CONDENSED FINANCIAL STATEMENTS

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


                               EP MEDSYSTEMS, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED DECEMBER 31, 2003
                                              ----------------------------------------------------------------------
                                               EP MEDSYSTEMS AND     GUARANTOR      ELIMINATIONS     CONSOLIDATED
                                                NON-GUARANTOR
                                                SUBSIDIARIES
                                              ----------------------------------------------------------------------
Sales                                            $ 8,777,443       $ 1,225,385                       $10,002,828

Cost of products sold                              3,571,822         1,190,607                         4,762,429
                                              ------------------------------------                 -----------------
          Gross profit                             5,205,621            34,778                         5,240,399
Operating costs and expenses:

   Sales and marketing expenses                    3,813,345         1,750,014                         5,563,359

   Research and development expenses               1,818,689           747,788                         2,566,477

   General and administrative expenses             1,845,621           720,167                         2,565,788

   Mortgage conversion expense                       222,084                 -                           222,084
                                              ------------------------------------                 -----------------

          Loss from operations                   (2,494,118)       (3,183,191)                       (5,677,309)

Interest expense, net                              (484,830)                 -                         (484,830)

Interest expense, debt conversion                (1,000,000)                 -                       (1,000,000)

Change in valuation of warrants                    (210,750)                 -                         (210,750)

Other income                                          26,095                 -                            26,095
                                              ------------------------------------                 -----------------

      Loss before income tax benefit            $(4,163,603)      $(3,183,191)                     $ (7,346,794)

Income tax benefit                                   179,494           218,226                           397,720
                                              ------------------------------------                 -----------------

Net Loss                                       $ (3,984,109)      $(2,964,965)                      $(6,949,074)
                                              ====================================                 =================






                               EP MEDSYSTEMS, INC.
                      CONDENSED CONSOLIDATING BALANCE SHEET

                                                                          DECEMBER 31, 2003
                                               -------------------------------------------------------------------------
                                                  EP MEDSYSTEMS AND      GUARANTOR       ELIMINATIONS      CONSOLIDATED
                                                  NON-GUARANTOR
                                                  SUBSIDIARIES
                                                  ----------------- --------------- ------------------- ----------------
ASSETS
Current assets:

Cash and cash equivalents                             $11,206,619           $42,364                -       $ 11,248,983

   Restricted Cash                                      1,000,000                 -                -          1,000,000

   Accounts receivable, net                             2,494,846           540,580                -          3,035,426

   Inventories, net                                     1,185,243         1,145,587                -          2,330,830
   Prepaid expenses and other
     current assets                                       761,025            85,107                -            846,132

   Deferred tax asset                                     179,494           218,226                -            397,720
                                              --------------------------------------------------------------------------

          Total current assets                         16,827,227         2,031,864                -         18,859,091

Property, plant and equipment, net                        817,722         1,133,918                -          1,951,640

Intangible assets, net                                          -           354,763                -            354,763

Other assets                                              495,530                 -                -            495,530
                                              --------------------------------------------------------------------------

          Total assets                                $18,140,479        $3,520,545                -        $21,661,024
                                              ==========================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

  Current portion of notes payable                      2,200,000                 -                -          2,200,000

  Accounts payable                                      1,801,465           161,091                -          1,962,556

  Accrued expenses                                      1,251,025           394,817                -          1,645,842

  Deferred warranty revenue                               507,824                 -                -            507,824
                                              --------------------------------------------------------------------------

     Total current liabilities                          5,760,314           555,908                -          6,316,222

Deferred warranty revenue - non current                   271,629                 -                -            271,629

Intercompany balances                                 (2,964,637)        20,366,445     (17,401,808)                  -

Secured convertible note                                3,446,865                 -                -          3,446,865
                                              --------------------------------------------------------------------------

          Total liabilities                             6,514,171        20,922,353     (17,401,808)         10,034,716
                                              --------------------------------------------------------------------------
Total shareholders' equity (deficit)                   11,626,308      (17,401,808)       17,401,808         11,626,308
                                              --------------------------------------------------------------------------
Total liabilities and shareholders'
equity                                                $18,140,479        $3,520,545                -        $21,661,024
                                              ==========================================================================






                               EP MEDSYSTEMS, INC.
                      CONDENSED CONSOLIDATING STATEMENT OF
                                   CASH FLOWS

                                                                  FOR THE YEAR ENDED DECEMBER 31, 2003
                                                    ------------------------------------------------------------------
                                                      EP MEDSYSTEMS      GUARANTOR     ELIMINATIONS     CONSOLIDATED
                                                          AND
                                                     NON-GUARANTOR
                                                      SUBSIDIARIES
                                                    ----------------- --------------- --------------- ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                 (4,155,582)     (2,793,492)             $ -     $(6,949,074)
Adjustments to reconcile net loss to net cash
used in operating activities:
  Depreciation and amortization                              578,954         106,736                          685,690
  Bad debt expense                                            62,878               -                           62,878
  Interest expense, debt conversion                        1,000,000               -                        1,000,000
  Mortgage conversion expense                                222,084               -                          222,084
  Change in value of warrants and amortization of
    beneficial conversion feature                            315,204               -                          315,204
  Accretion of note discount                                  92,059               -                           92,059
  Deferred income taxes                                       40,078             774                           40,852
Changes in assets and liabilities:
  Accounts receivable                                        745,038       (404,362)                          340,676
  Inventories                                               (39,495)        (95,924)                        (135,419)
  Prepaid expenses and other assets                        (422,226)        (85,107)                        (507,333)
  Accounts payable                                         (649,221)          25,727                        (623,494)
 Accrued expenses, deferred revenue, and accrued
    interest                                                 379,113         349,071                          728,184
                                                    ----------------- --------------- --------------- ----------------
             NET CASH USED IN OPERATING ACTIVITIES      $(1,831,116)    $(2,896,577)             $ -      (4,727,693)
                                                    ----------------- --------------- --------------- ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                     (154,196)               -                        (154,196)
  Patent costs                                                     -        (15,191)                         (15,191)
                                                    ----------------- --------------- --------------- ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments under term notes payable                     (1,000,000)                                      (1,000,000)
   Proceeds from issuance of secured convertible
    debt                                                   3,661,600                                        3,661,600
   Increase in restricted cash                           (1,000,000)                                      (1,000,000)
   Change in intercompany balances                       (2,921,556)       2,921,556                                -
   Proceeds from issuance of common stock, net of
    offering expenses                                     12,649,995               -                       12,649,995
                                                    ----------------- --------------- --------------- ----------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES
                                                         $11,390,039      $2,921,556             $ -       14,311,595
                                                       ----------------- --------------- --------------- ----------------

EFFECT OF EXCHANGE RATE CHANGES                            (178,341)               -                        (178,341)
                                                    ----------------- --------------- --------------- ----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                  9,226,386           9,788                        9,236,174

Cash and cash equivalents, beginning of period             1,995,424          17,385                        2,012,809
                                                    ----------------- --------------- --------------- ----------------
Cash and cash equivalents, end of period                 $11,221,810         $27,173             $ -      $11,248,983
                                                    ----------------- =============== --------------- ================



        The accompanying notes are an integral part of these statements.