Form 10QSB
period 2004-03-31
EP MEDSYSTEMS INC
filed 2004-05-12
CIK 1012394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark  One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the period ended: MARCH 31, 2004

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

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes __No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ___ Yes --------- ___ No ---

                                       APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

   CLASS                                         OUTSTANDING AT MAY 11, 2004
   -----                                         ---------------------------
   Common Stock, without par value                23,434,316 shares


   Transitional Small Business Disclosure Format (check one):    Yes__ No X

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                                    CONTENTS

PART I -- FINANCIAL INFORMATION

                                                                                                Page
                                                                                            -------------

 Item 1.  Financial Statements

            Consolidated  Balance  Sheets at March 31, 2004  (unaudited)  and December 31,
            2003                                                                                 3

            Consolidated  Statements of  Operations  for three months ended March 31, 2004
            and 2003 (unaudited)                                                                 4

            Consolidated Statements of Changes in Shareholders' Equity for the Three
            Months Ended March 31, 2004 (unaudited)                                              5

            Consolidated  Statements  of Cash Flows for the three  months  ended March 31,
            2004 and 2003 (unaudited)                                                            6

            Notes to Consolidated Financial Statements (unaudited)                               7

 Item 2.  Management's Discussion and Analysis or Plan of Operation                             16

            Item 3.       Controls and Procedures                                               24

PART II -- OTHER INFORMATION

            Item 1.       Legal Proceedings                                                     25

            Item 2.       Changes in Securities                                                 25

            Item 3.       Defaults Upon Senior Securities                                       25

            Item 4.       Submission of Matters to a Vote of Security Holders                   25

            Item 5.       Other Information                                                     25

            Item 6.       Exhibits and Reports on Form 8-K                                      25

            Signatures                                                                          26
            Exhibit Index                                                                       27


                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                       EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS

                                                                             MARCH 31, 2004
ASSETS                                                                        (UNAUDITED)          DECEMBER 31, 2003
                                                                           -------------------     -------------------
Current assets:
   Cash and cash equivalents                                            $           7,084,194   $          11,248,983
   Restricted cash                                                                  1,000,000               1,000,000
   Accounts receivable, net of allowances for doubtful
      accounts of $98,600                                                           2,907,344               3,035,426
   Inventories, net of reserves                                                     2,585,589               2,330,830
   Prepaid expenses and other current assets                                          739,693                 846,132
   Deferred tax asset, net of valuation allowance                                           -                 397,720
                                                                           -------------------     -------------------
                                                                           -------------------     -------------------
          Total current assets                                                     14,316,820              18,859,091

Property, plant and equipment, net                                                  2,079,905               1,951,640
Goodwill                                                                              341,730                 341,730
Other intangible assets, net                                                           41,655                  13,033
Other assets                                                                          394,116                 495,530
                                                                           -------------------     -------------------
          Total assets                                                  $          17,174,226  $           21,661,024
                                                                           ===================     ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of notes payable                                     $                   -   $           2,200,000
   Current portion of secured convertible note                                        820,053                       -
   Accounts payable                                                                 2,032,672               1,962,556
   Accrued expenses                                                                   728,220               1,645,842
   Deferred revenue                                                                   382,377                 507,824
                                                                           -------------------     -------------------
     Total current liabilities                                                      3,963,322               6,316,222

Deferred warranty revenue, non-current                                                271,310                 271,629
Secured convertible note, non-current                                               2,211,841               3,446,865
                                                                           -------------------     -------------------
          Total liabilities                                             $           6,446,473   $          10,034,716
                                                                           -------------------     -------------------
Commitments and contingencies
Shareholders' equity:
  Preferred stock, no par value, 5,000,000 shares
     authorized, 373,779 shares issued and outstanding                                618,161                 618,161
  Common stock, $.001 stated value, 30,000,000 shares authorized
     23,319,316 and 23,098,179 shares issued and outstanding at
     March 31, 2004 and December 31, 2003, respectively                                23,319                  23,098
  Additional paid-in capital                                                       49,986,678              49,414,829
  Accumulated other comprehensive loss                                              (182,232)               (177,728)
  Treasury stock                                                                    (100,000)               (100,000)
  Accumulated deficit                                                            (39,618,173)            (38,152,052)
                                                                           -------------------     -------------------
          Total shareholders' equity                                               10,727,753              11,626,308
                                                                           -------------------     -------------------
          Total liabilities and shareholders' equity                    $          17,174,226  $           21,661,024
                                                                           ===================     ===================


                         The accompanying notes are an integral part of these statements.

                                       EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)

                                                                                 FOR THE THREE MONTHS ENDED
                                                                             MARCH 31,                 MARCH 31,
                                                                                2004                      2003
                                                                        ---------------------      -------------------
                                                                        ---------------------      -------------------

Net sales                                                            $             2,884,001    $           2,290,516
Cost of products sold                                                              1,213,196                1,162,101
                                                                        ---------------------      -------------------
                                                                        ---------------------      -------------------
   Gross profit                                                                    1,670,805                1,128,415

Operating costs and expenses:
   Sales and marketing expenses                                                    1,580,374                1,317,886
   General and administrative expenses                                               723,347                  543,236
   Research and development expenses                                                 601,115                  593,258
                                                                        ---------------------      -------------------

Total operating expenses                                                           2,904,836                2,454,380

   Loss from operations                                                          (1,234,031)              (1,325,965)

Interest expense, net                                                              (232,090)                 (63,865)
Interest expense, debt conversion                                                         -               (1,000,000)
                                                                        ---------------------      -------------------
   Net loss                                                          $           (1,466,121)    $         (2,389,830)
                                                                        =====================      ===================
Basic and diluted loss per share                                     $                 (.06)    $               (.14)
                                                                        =====================      ===================
Weighted average shares outstanding used
to compute basic and diluted loss per share                                       23,234,914               16,627,667
                                                                        =====================      ===================





     The accompanying notes are an integral part of these statements.


                                       EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                     FOR THE THREE MONTHS ENDED MARCH 31, 2004

                                                                        Accumulated
                  Common     Common    Preferred Preferred Additional     Other
                  Stock      Stock     Stock     Stock       Paid-in    Comprehensive Treasury   Accumulated     Total
                   Shares     Amount    Shares    Amount     Capital        Loss         Stock      Deficit
                  ---------- --------- --------- --------- ------------ -------------- ---------- ------------ ------------
BALANCE,
DECEMBER 31,
2003              23,058,179  $23,098   373,779  $618,161  $49,414,829     $(177,728)  $(100,000) $(38,152,052)  11,626,308
                  ---------- --------- --------- --------- ------------ -------------- ---------- ------------ ------------

Issuance of
stock in
connection with
conversion of
secured
convertible
note                196,000       196        --        --      499,604             --         --           --      499,800

Issuance of
stock in
connection with
exercise of
options              25,137        25        --        --       72,245             --         --           --       72,270

Foreign
currency
translation              --        --        --        --           --        (4,504)         --           --      (4,504)

Net loss                 --        --        --        --           --             --         --  (1,466,121)  (1,466,121)
                  ---------- --------- --------- --------- ------------ -------------- ---------- ------------ ------------
BALANCE, MARCH
31,
2004               23,319,316  $23,319   373,779  $618,161  $49,986,678     $(182,232)  $(100,000) $(39,618,173) 10,727,753
                  ========== ========= ========= ========= ============ ============== ========== ============ ============


                         The accompanying notes are an integral part of these statements.



                                       EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)

                                                                                   FOR THE THREE MONTHS ENDED
                                                                                MARCH 31,               MARCH 31,
                                                                                  2004                    2003
                                                                            ------------------      ------------------
                                                                            ------------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                $         (1,466,121)    $        (2,389,830)
Adjustments to reconcile net loss to net cash
 used inoperating activities:
 Depreciation and amortization                                                        171,906                 200,252
 Interest expense, debt conversion                                                          -               1,000,000
 Accretion of note discount                                                            84,829                       -
 Amortization of beneficial conversion feature                                         96,779                       -
Changes in assets and liabilities:
  Decrease in accounts receivable                                                     128,082               1,312,584
  Increase in inventories                                                           (535,492)                (41,128)
  Decrease in prepaid expenses and other assets                                       111,074                  23,503
  Decrease in deferred tax asset                                                      397,720                 438,000
  Increase (decrease) in accounts payable                                              70,116             (1,154,536)
  Decrease in accrued expenses and deferred revenue                               (1,043,388)                (65,028)
                                                                            ------------------      ------------------
          NET CASH USED IN OPERATING ACTIVITIES                         $         (1,984,495)    $          (676,183)
                                                                            ------------------      ------------------
                                                                            ------------------      ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                               (15,400)                (12,030)
  Patent costs                                                                       (32,660)                 (5,989)
                                                                            ------------------      ------------------
         NET CASH USED IN INVESTING ACTIVITIES                          $            (48,060)    $           (18,019)
                                                                            ------------------      ------------------
                                                                            ------------------      ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments under notes payable                                                     (2,200,000)                       -
   Net  proceeds from issuance of common stock, net of
         offering expenses                                                             72,270               1,570,070
                                                                            ------------------      ------------------
                                                                            ------------------      ------------------
   NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                  $         (2,127,730)    $          1,570,070
                                                                            ------------------      ------------------
                                                                            ------------------      ------------------

EFFECT OF EXCHANGE RATE CHANGES                                                       (4,504)                (27,048)

Net (decrease) increase in cash and cash equivalents                              (4,164,789)                 848,820
Cash and cash equivalents, beginning of period                                     11,248,983               2,012,809
                                                                            ------------------      ------------------
Cash and cash equivalents, end of period                                $           7,084,194    $          2,861,629

                                                                            ==================      ==================
Supplemental cash flow information
   Cash paid for interest                                               $             775,205    $              6,820


                         The accompanying notes are an integral part of these statements.



                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring adjustments) considered necessary for a fair presentation have been included.

          The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

          The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in EP MedSystems, Inc.'s (the "Company" or "EP MedSystems'") Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission ("SEC" or "Commission").

NOTE 2. INVENTORIES

          Inventories are valued at the lower of cost or market with cost being determined on a first-in, first-out basis. Inventories consist of the following at March 31, 2004 and December 31, 2003:

                                           March 31,              December 31,
                                              2004                     2003
                                          (unaudited)
                                        -----------------      ---------------
   Raw materials                    $      1,229,478    $        1,202,711
   Work in process                           402,989               561,008
   Finished goods                          1,111,122               725,111
   Reserve for obsolescence                 (158,000)             (158,000)
                                     -----------------      ------------------
                                  $        2,585,589    $          2,330,830
                                      =================      =================


NOTE 3. NOTES PAYABLE

          On November 15, 2000, EP MedSystems, Inc. completed a debt financing for $3.2 million with Medtronic Asset Management, Inc., an affiliate of Medtronic, Inc., and one of EP MedSystems' shareholders. Approximately $2.3 million was utilized to repay outstanding amounts on EP MedSystems' then existing revolving credit facility. The principal and all accrued interest on the note was to be repaid on November 15, 2003, and the note was secured by a pledge by David Jenkins, EP MedSystems' Chairman, of shares of common stock of a privately-held corporation. On March 12, 2003, the due date of the note was extended to April 1, 2004. In connection with the extension, the Company paid $1 million of the note upon receipt of certain equity proceeds and increased the interest rate to the prime rate plus 3%. The prime rate was 4% at December 31, 2003. EP MedSystems had accrued approximately $707,000 of interest expense as of December 31, 2003. In February 2004, the principal amount of this note, along with all accrued interest totaling approximately $2,920,000, was repaid.

NOTE 4. SHAREHOLDER'S EQUITY

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

          During the year ended December 31, 2001, EP MedSystems consummated the private sale and issuance of Series A convertible preferred stock to Medtronic, Inc. ("Medtronic"). In 2002, Medtronic converted a portion of its preferred stock into shares of common stock of the Company. At March 31, 2004 and December 31, 2003, Medtronic, Inc. held 373,779 of the Company's Series A Preferred Shares which are convertible into 387,946 shares of common stock of the Company at the option of Medtronic or the Company in accordance with the terms of the agreement with Medtronic.

COMMON STOCK

          EP MedSystems is authorized to issue 30,000,000 shares of common stock, no par value, $.001 stated value per share, of which a total of 23,319,316 and 23,098,179 shares were outstanding at March 31, 2004 and December 31, 2003, respectively.

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

          On January 31, 2003, the Company completed a $2,470,000 private placement of its common stock to various accredited investors. The Company issued 2,007,475 shares of its common stock for a purchase price of $1.23 per share and warrants to purchase 802,990 shares of common stock at an exercise price per share of 110% of the closing trading price on the date of closing of that transaction, which was $1.6943. In the private placement, the Company received approximately $1,570,000 in cash, net of offering costs. The balance of the private placement included the conversion of the entire principal amount of, and accrued interest on, the promissory notes from the EGS Entities into common stock of the Company and the securities issued in that private placement were issued on the same terms and conditions as those of the other investors. In connection with that conversion, the 50,000 warrants issued to the EGS Entities on December 30, 2002 were cancelled in 2003 and the Company recorded a $1,000,000 non-cash charge in connection with the conversion. The charge is for interest conversion expense associated with certain beneficial conversion features and the intrinsic value of embedded conversion options within the promissory notes. With prior notice to the holders of the warrants, the warrants may be repurchased by the Company at $.01 per warrant at any time after the average closing price of the Company's common stock, for any twenty consecutive trading days, has equaled or exceeded $2.54. In July of 2003, the closing price requirement for repurchase of the warrants was met, notice to repurchase the warrants was given to the warrant holders by the Company, and 794,790 shares of common stock were issued upon exercise of these warrants. In April 2003, the Company completed an additional $210,000 private placement of 120,000 shares of its common stock to various accredited investors.

          On April 4, 2003, the principal amount of, and all accrued and unpaid interest on, a note receivable from a Company officer were repaid by that officer through return to treasury of the 50,000 shares of common stock to the Company, which collateralized that loan. The market price of the Company's common stock on the date of such return was $2.08. The shares are recorded on the balance sheet under the caption "Treasury stock."

          On December 26, 2003, the Company completed an $8,200,000 private placement of its common stock to various accredited investors. The Company issued 3,200,000 shares of its common stock at a purchase price of $2.56 per share.

NOTE 5. STOCK BASED COMPENSATION

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

          Had compensation costs for EP MedSystems' stock option plans been determined consistent with SFAS No. 123 "Accounting for Stock-Based Compensation", EP MedSystems' proforma net loss and loss per share for the three months ended March 31, 2004 and 2003 would have been as follows:


                                                                        2004                   2003
                                                                         ----                   ----

       Net loss, as reported                                      $(1,466,121)           $(2,389,830)

       Less:  Stock-based employee compensation expense
       included in reported net income, net of related tax
       effects                                                       (129,596)              (108,305)
                                                             ------------------     ------------------

       Pro forma net loss                                        $(1,595,717)           $(2,498,135)
                                                             ==================     ==================

       Earnings per share:
           Basic and diluted - as reported                             $(0.06)                $(0.14)
                                                             ------------------     ------------------
           Basic and diluted - pro forma                               $(0.07)                $(0.15)
                                                             ------------------     ------------------


NOTE 6. SALE OF STATE NET OPERATING LOSSES

          During the three months ended March 31, 2004 and 2003, EP MedSystems received approximately $398,000 and $438,000, respectively, from the sale of a portion of its cumulative unused New Jersey State Net Operating Loss ("State NOL") carryforwards for its statutory subsidiaries. The sales of the cumulative net operating losses are a result of a New Jersey State law enacted January 1, 1999 allowing emerging technology and biotechnology companies to transfer or "sell" their unused State NOL carryforwards and New Jersey research and development tax credits to any profitable New Jersey company qualified to purchase them for cash. As of December 31, 2003 and 2002, EP MedSystems had recorded approximately $398,000 and $438,000, respectively, in deferred tax assets related to these sales. These deferred tax assets were realized upon receipt of cash from the sales of these benefits to third parties in the three months ended March 31, 2004 and 2003.

NOTE 7. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

          EP MedSystems manages its business based on one reportable segment, the manufacture and sale of cardiac electrophysiology products. EP MedSystems' chief operating decision-makers use consolidated results to make operating and strategic decisions.

          The following table sets forth product sales by geographic segment for the three months ended March 31, 2004 and 2003.

                                             FOR THE THREE MONTHS
                                                ENDED MARCH 31,
                                              2004                  2003
                                              ----                  ----
United States                               $2,260,000            $1,219,000
Europe/Middle East                             393,000               428,000
Asia and Pacific Rim                           231,000               644,000
                                             ---------              --------
                                            $2,884,000            $2,291,000
                                            ==========            ==========

          Sales of EP MedSystems' cardiac electrophysiology equipment and related catheters aggregated approximately $2,531,000 and $353,000 respectively, for the three months ended March 31, 2004, and $2,008,000 and $283,000, respectively, for the comparable period in 2003. EP MedSystems' long-lived assets are primarily located in the U.S. One customer accounted for 10% of the Company's sales for the three months ended March 31, 2004.

          Net sales for the three months ended March 31, 2004 were billed in two currencies: $2,775,000 in U.S. dollars and the equivalent of $109,000 in Euros. Management has determined the impact of foreign currency risk on sales to be minimal since a majority of sales are billed in U.S. dollars. EP MedSystems does incur translation gains/losses, which are recorded in shareholders' equity. Cumulative translation losses amounted to approximately $182,000 as of March 31, 2004. In addition, EP MedSystems had not entered into any derivative financial instruments for hedging or other purposes.

NOTE 8. NET LOSS PER SHARE

          Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding. Due to the losses incurred for the quarter, diluted net loss per share does not differ from basic net loss per share, since potential shares of common stock issuable upon the exercise of stock options, warrants, convertible preferred shares, and convertible debt are anti-dilutive for all periods presented. Accordingly, potential common shares of 4,350,867 and 4,536,947 for the three months ended March 31, 2004 and 2003, respectively, have been excluded from the diluted per share calculation.

NOTE 9. COMPREHENSIVE INCOME

          For the three months ended March 31, 2004 and 2003, EP MedSystems' comprehensive loss consisted of net loss and foreign currency translation adjustments. The comprehensive losses for the three months ended March 31, 2004 and 2003, were approximately $1,471,000 and $2,416,700, respectively.

NOTE 10. RECENTLY ISSUED ACCOUNTING STANDARDS

          In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that an entity issuing a guarantee (including those embedded in a purchase or sales agreement) must recognize, at the inception of the guarantee, a liability equal to the fair value of the guarantee. FIN 45 also requires detailed information about each guarantee or group of guarantees even if the likelihood of making a payment is remote. The disclosure requirements of this interpretation are effective for financial statements of periods ending after December 15, 2002, which makes them effective for EP MedSystems for December 31, 2002. The recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. FIN 45 could have an impact on the future results of the Company, depending on guarantees issued; however, at this time, the adoption of this Statement did not have a material impact on our results of operation, financial position or cash flows.

          In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities -- an Interpretation of Accounting Research Bulletin
     (ARB) No. 51." FIN 46 requires the primary beneficiary to consolidate a variable interest entity (VIE) if it has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. FIN 46 applies immediately to VIEs created after January 31, 2003, and to VIEs in which the entity obtains an interest after that date. For VIEs acquired before February 1, 2003, the effective date for EP MedSystems is July 1, 2003. In December 2003, the FASB published a revision to FIN 46 ("FIN 46R") to clarify some of the provisions of the interpretation and defer to the effective date of implementation for certain entities. Under the guidance of FIN 46R, entities that do not have interests in structures that are commonly referred to at special purpose entities are required to apply the provisions of the interpretation in financials statements for periods ending after March 14, 2004. FIN 46 could have an impact on future results of the Company; however, at this time the adoption of this Statement did not have a material impact on our results of operations, financial position or cash flow.

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

NOTE 11. GUARANTOR CONDENSED FINANCIAL STATEMENTS

          In connection with the issuance of a Secured Convertible Note (the "Convertible Note") by the Company to Laurus Master Fund, Ltd. ("Laurus"), one of the Company's subsidiaries (the "Guarantor") guaranteed the Convertible Note. We believe that the non-guarantor subsidiaries of the Company are minor and would not provide any additional information material to investors. Therefore, the non-guarantor subsidiaries of the Company are combined in the presentation below. There are no significant restrictions on the ability of the Guarantor to make distributions to EP MedSystems. The following tables represent the results of operations, financial position and cash flows of EP MedSystems, the Guarantor and the eliminations necessary to arrive at the information for the Company on a consolidated basis.

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


                                                                 EP MEDSYSTEMS, INC.
                                                 CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                             THREE MONTHS ENDED MARCH 31, 2004
                                         ---------------------------------------------------------------------------
                                         ---------------------------------------------------------------------------
                                            EP MEDSYSTEMS AND       GUARANTOR      ELIMINATIONS      CONSOLIDATED
                                             NON-GUARANTOR
                                              SUBSIDIARIES
                                         -----------------------  --------------  ---------------  -----------------
                                         ----------------------  ---------------  ---------------  -----------------

Net sales                                            $2,528,632         $355,369                         $2,884,001

Cost of products sold                                   909,897          303,299                          1,213,196
                                                ----------------  --------------  ---------------   ----------------
                                                ----------------  --------------  ---------------  -----------------

          Gross profit                                1,618,735           52,070                          1,670,805

Operating costs and expenses:

   Sales and marketing expenses                       1,055,450          524,924                          1,580,374
   General and administrative
       expenses                                         522,413          200,934                            723,347

   Research and development expenses                    418,399          182,716                            601,115
                                                ----------------  --------------   -------------    -----------------

          Loss from operations                        (377,527)        (856,504)                        (1,234,031)

Interest expense, net                                 (232,090)                -                          (232,090)
                                               -----------------  --------------   -------------     -----------------

      Net loss                                       $(609,617)       $(856,504)                       $(1,466,121)
                                              =================   ==============   =============      =================



                                                                        EP MEDSYSTEMS, INC.
                                                                 CONDENSED CONSOLIDATING BALANCE SHEET

                                                                             MARCH 31, 2004
                                                   -------------------------------------------------------------------
                                                     EP MEDSYSTEMS AND     GUARANTOR    ELIMINATIONS    CONSOLIDATED
                                                      NON-GUARANTOR
                                                       SUBSIDIARIES
                                                  --------------------------------------------------------------------
                                                  --------------------------------------------------------------------
ASSETS
Current assets:

Cash and cash equivalents                                     $7,077,375        $6,819              -     $ 7,084,194

   Restricted Cash                                             1,000,000             -              -       1,000,000

   Accounts receivable, net                                    2,482,791       424,553              -       2,907,344

   Inventories, net                                            1,407,518     1,178,071              -       2,585,589

   Prepaid expenses and other current assets                     685,511        54,182              -         739,693
                                                       -------------------  -------------   -------------   -----------

          Total current assets                                12,653,195     1,663,625              -      14,316,820

Property, plant and equipment, net                               980,949     1,098,956              -       2,079,905

Intangible assets, net                                                 -       383,385              -         383,385

Other assets                                                     394,116             -              -         394,116
                                                      --------------------  ------------   ---------------  ------------

          Total assets                                       $14,028,260    $3,145,966              -     $17,174,226
                                                      ===================== ============== =============  =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of secured convertible note                    820,053             -              -         820,053

  Accounts payable                                             1,538,464       494,208              -       2,032,672

  Accrued expenses                                               528,341       189,360              -         728,220

  Deferred revenue                                               382,377             -              -         382,377
                                                        -----------------  -------------  --------------  -------------

     Total current liabilities                                 3,279,754       683,568              -       3,963,322

Deferred warranty revenue - non current                          271,310             -              -         271,310


Intercompany balances                                        (3,318,902)    20,720,711   (17,401,809)               -

Secured convertible note                                       2,211,841             -              -       2,211,841
                                                       -----------------  ------------  ---------------  ------------

          Total liabilities                                    2,444,003    21,404,279   (17,401,809)       6,446,473
                                                       -----------------  ------------  ---------------  ------------

Total shareholders' equity (deficit)                     11,584,257        (18,258,313)     17,401,809      10,727,753
                                                       -----------------    -------------- -------------  ------------

Total liabilities and shareholders' equity              $14,028,260        $3,145,966              -     $17,174,226
                                                  =================       ==============  ==============  ============



                                                                          EP MEDSYSTEMS, INC.
                                                                 CONDENSED CONSOLIDATING STATEMENT OF
                                                                                CASH FLOWS

                                                                    FOR THE THREE MONTHS ENDED MARCH 31, 2004
                                                     -------------------------------------------------------------------------
                                                     --------------------- -------------- ----------------- ------------------
                                                       EP MEDSYSTEMS AND     GUARANTOR      ELIMINATIONS       CONSOLIDATED
                                                        NON-GUARANTOR
                                                         SUBSIDIARIES
                                                     --------------------- -------------- ----------------- ------------------
                                                     --------------------- -------------- ----------------- ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                       $(609,616)     $(856,505)               $ -       $(1,466,121)
Adjustments to reconcile net loss to net cash used
in operating activities:
  Depreciation and amortization                                   132,906         39,000                              171,906

Amortization of beneficial conversion feature                      96,779              -                               96,779
Accretion of discount                                              84,829              -                               84,829
Changes in assets and liabilities:
  Accounts receivable                                              12,055        116,027                              128,082
  Inventories                                                   (503,008)       (32,484)                            (535,492)
  Prepaid expenses and other assets                                80,149         30,925                              111,074
  Deferred tax asset                                              179,494         28,220                              397,720
  Accounts payable                                              (263,001)        333,117                               70,116
 Accrued expenses, deferred revenue, and accrued
    interest                                                    (837,931)      (205,457)                          (1,043,388)
                                                     --------------------- -------------- ----------------- ------------------


          NET CASH USED IN OPERATING ACTIVITIES              $(1,627,344)     $(357,151)               $ -       $(1,984,495)
                                                     ===================     ============  ===============  ==================

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                           (15,400)              -                             (15,400)
  Patent costs                                                          -       (32,660)                             (32,660)
                                                     --------------------- -------------- ----------------- ------------------

         NET CASH USED IN INVESTING ACTIVITIES                  $(15,400)      $(32,660)               $ -          $(48,060)
                                                     --------------------- -------------- ----------------- ------------------


CASH FLOWS FROM FINANCING ACTIVITIES:

   Payments under term notes payable                          (2,200,000)                                         (2,200,000)
   Change in intercompany balances                              (354,266)        354,266                                    -

   Proceeds from issuance of common stock, net of
    offering expenses                                              72,270              -                               72,270
                                                     --------------------- -------------- ----------------- ------------------

      NET CASH (USED IN) PROVIDED BY FINANCING
      ACTIVITIES                                             $(2,481,996)       $354,266               $ -       $(2,127,730)

EFFECT OF EXCHANGE RATE CHANGES                                   (4,504)                                             (4,504)
                                                     --------------------- -------------- ----------------- ------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS
                                                              (4,129,244)       (35,545)                          (4,164,789)
                                                     --------------------- -------------- ----------------   ------------------

Cash and cash equivalents, beginning of period
                                                               11,206,619         42,364                           11,248,983
                                                     --------------------  -------------- -----------------  ------------------

Cash and cash equivalents, end of period
                                                               $7,077,375         $6,819               $ -       $7,084,194
                                                     ===================== ============== ================= ==================


                         The accompanying notes are an integral part of these statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

          EP MedSystems was incorporated in January 1993 and operates in a single industry segment. We develop, manufacture, market and sell a line of products for the cardiac electrophysiology market used to diagnose, monitor, visualize and treat irregular heartbeats known as arrhythmias. Since our inception, we have acquired technology and marketing rights, have developed new products and have begun marketing various electrophysiology products, including the EP-WorkMate(R) computerized electrophysiology workstation, the RPM RealTime Position Management(TM) navigation technology, the EP-4(TM) Computerized Cardiac Stimulator, diagnostic electrophysiology catheters, including our unique one-piece catheter and the ALERT(R) System, including the ALERT(R) Companion II and ALERT(R) family of internal cardioversion catheters, ViewMate(R) intracardiac ultrasound catheter system and related disposable supplies.

          In 2003, we received the following product approvals or market clearances:

      PRODUCT                                                                    REGULATORY BODY
ViewMate(R)                                                                   FDA and European Notified Body
ALERT(R) Companion II energy source                                           FDA
ALERT(R) CS/RA catheter set                                                   European Notified Body
ALERT(R) Deflectable CS catheter                                              European Notified Body
Integration  of the  EP-WorkMate(R)  with Boston  Scientific's  RPM RealTime  FDA
Position Management(TM) System

          Our core diagnostic product is the EP-WorkMate(R), a computerized electrophysiology workstation that monitors displays and stores cardiac electrical activity and arrhythmia data. The EP-WorkMate(R) offers, among other features, display and storage of up to 192 intracardiac signals, real-time diagnosis, analysis and integration with our own proprietary systems, such as our EP-3(TM) Stimulator, as well as those of market leaders, such as the RPM RealTime Position Management(TM) navigation system, as well as with other technologies and systems. Late in the third quarter of 2003, we received FDA market clearance to sell the EP-WorkMate(R) integrated with Boston Scientific Corporation's RPM RealTime Position Management(TM) System. This approval was the culmination of a strategic joint development project between Boston Scientific Corporation and EP Med. It is the only EP recording system on the market to integrate advanced recording and stimulation with anatomic modeling, advanced mapping and 3-D navigation features, allowing electrophysiology studies to be more efficient and user friendly. The EP-3(TM) Stimulator is a computerized signal generator and processor which, when integrated with the EP-WorkMate(R), is used to stimulate the heart with electrical impulses in order to locate arrhythmia. For the three months ended March 31, 2004 and 2003, the EP-WorkMate(R), the RPM RealTime Position Management(TM) System, the EP-3(TM) and the EP-4(TM) Stimulator accounted for approximately 82% and 87%, respectively, of our total sales. We also market a line of diagnostic electrophysiology catheters for stimulation and sensing of electrical signals during electrophysiology studies, which represented approximately 4% of our total sales revenues for each of the three months ended March 31, 2004 and 2003, respectively.

          We have also developed a product for the treatment of atrial fibrillation known as the ALERT(R) System, which uses a patented electrode catheter to deliver measured, variable, low-energy electrical impulses directly to the inside of the heart to convert atrial fibrillation to a normal heart rhythm. We have obtained Class III Design Examination Certification from a European Notified Body allowing us to label the ALERT(R) System with a CE Mark, an international symbol of adherence to quality assurance standards, design reviews and hazard analysis, which permits us to sell the ALERT(R) System in the European Community. In September 2003, we received pre-market approval to sell the ALERT(R) Companion II in the United States. Sales of the ALERT(R) System and related catheters accounted for approximately 5% and 9% of our total sales revenues for the three months ended March 31, 2004 and 2003, respectively.

          We have also developed the ViewMate(R) intracardiac ultrasound catheter system including the ViewMate(R) ultrasound imaging console and ViewFlexTM intracardiac imaging catheters. These products offer high-resolution, real-time ultrasound capability designed to improve a physician or clinician's ability to visualize inside the chambers of the heart. We believe the ViewMate(R) Ultrasound System may play an important role for a broad range of potential applications in electrophysiology and cardiology. In April of 2003, we received CE approval to market the ViewMate(R) in Europe. In October 2003, we received FDA market clearance to sell the ViewMate(R) System in the United States. Sales of the ViewMate(R) system and related ViewFlex(TM) catheters accounted for approximately 9% of our total sales revenues in the three months ended March 31, 2004. We did not have approval to market the system until after the end of March 2003.

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

          We also sell various types of warranty contracts to our customers. These contracts range in term from one to five years. Revenue is recognized on these contracts on a straight line basis over the life of the contract.

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

RESULTS OF OPERATIONS.

THREE MONTHS ENDED MARCH 31, 2004 VERSUS MARCH 31, 2003

               Net sales were $2,884,000 for the three months ended March 31, 2004, as compared to $2,291,000 for the comparable period in 2003. This $593,000 (or 26%) increase is primarily due to new product sales in the United States of approximately $562,000, which includes sales of ViewMate(R) Consoles, ViewFlex(TM) catheters, EP-WorkMate(R) integrated with Boston Scientific Corporation's RPM Technology and sales of RPM upgrades into our installed base. This increase in sales in the United States was partially offset by decreased sales in Europe and Asia.

               Gross profit on sales for the three months ended March 31, 2004 was $1,671,000, as compared to $1,128,000 for the same period in 2003. The gross profit increased as a percentage of sales from 49% to 58%, due to sales of new products in the United States, discussed above. Sales margins in the United States are higher than the rest of the world. Sales and marketing expenses increased $262,000 (or 20%) to $1,580,000 for the three months ended March 31, 2004, as compared to the same period in 2003. Costs as a percentage of total sales decreased from 58% for the first quarter of 2003, to 55% for the same period in 2004. This was primarily due to an increase in revenue and was offset by an increase in headcount in the EP Medsystems' Sales, Marketing and Service departments, an increase in depreciation of products used for demonstration, travel, advertising and royalities in connection with the new product roll outs in 2004. We anticipate continuing to invest in sales and marketing in connection with the product launches.

               General and administrative expenses increased $180,000 (or 33%) to $723,000 for the three months ended March 31, 2004, as compared to the same period in 2003. This was primarily due to an increase in business insurance of $27,000, amortization of deferred offering costs related to the convertible note issued to Laurus of $43,000, fluctuations in foreign currency of $32,000, and increases in expenses related to investor relations of $35,000.

               Research and Development costs for the two quarters were approximately the same for the three months ended March 31, 2004 and 2003 at $600,000. Costs for Research and Development can fluctuate on a quarter-by-quarter basis depending on status of projects and intellectual property strategies.

               Interest expense increased $168,000 for the three months ended March 31, 2004, as compared to the same period in 2003. This was the result of the interest expense related to the convertible note issued to Laurus including accretion of note discount of $85,000 and amortization of the beneficial conversion of $97,000, offset by a reduction in expense from the payoff of the note payable with Medtronic.

               In 2003, the Company recorded a $1,000,000 non-cash charge to interest expense, debt conversion in connection with the conversion of the convertible promissory bridge notes as a result of certain beneficial conversion features and the intrinsic value of embedded conversion options within the promissory notes.

LIQUIDITY AND CAPITAL RESOURCES

               Since our incorporation in January 1993, our expenses have exceeded sales, resulting in an accumulated deficit of approximately $38.2 million at December 31, 2003 and approximately $39.6 million at March 31, 2004.

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

               During the year ended December 31, 2001, we consummated the private sale and issuance of our Series A convertible preferred stock to Medtronic, Inc. ("Medtronic"). In 2002, Medtronic converted a portion of its preferred stock into shares of our common stock. At March 31, 2004 and December 31, 2003, Medtronic held 373,779 of our Series A Preferred Shares which are convertible into 387,946 shares of our common stock at the option of Medtronic or us in accordance with the terms of the agreement with Medtronic.

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

               On November 21, 2002, we issued $750,000 of notes secured by a mortgage on our facility in West Berlin, New Jersey. Interest was payable quarterly at 8% and the notes were collateralized by the building. The notes were convertible into our common stock at escalating amounts over its three year term as follows:

          o November 21, 2002 through December 31, 2003 convertible at $2.14 per share

          o January 1, 2004 through December 31, 2004 convertible at $2.50 per share

          o January 1, 2005 through December 31, 2005 convertible at $3.00 per share

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

               The portion of the Laurus Convertible Note against which Laurus advances funds based on our accounts receivable bears interest at the prime rate, with a floor of 4%, which is an effective interest rate of approximately 17% (including accretion of discount and amortization of beneficial conversion feature), and the balance (the "Advance Amounts") bears interest at the prime rate plus 2%, which is an effective interest rate of 5.16%. One half of Advance Amounts outstanding on February 28, 2005 (approximately $681,000 as of March 31, 2004) is required to be repaid on or before February 28, 2005. The remaining balance of the Advance Amounts outstanding on the date of the closing is required to be repaid on or before August 28, 2006. Subject to certain rights of cancellation, we may extend the credit facility by Laurus, on a year-by-year basis, commencing August 28, 2006. We may repay in cash, without penalty, up to $500,000 of the Laurus Convertible Note in any one calendar year, plus all Advance Amounts.

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

               Net cash used in operating activities for the three months ending March 31, 2004 increased $1,308,000 as compared to the same period in 2003. The increase in our net use of cash in operations during 2004 was primarily due to an increase in inventory and a decrease in accrued expenses. Inventory on hand increased as a result of the number of new product lines approved in the second half of 2003 and accrued expenses decreased with the payment of accrued interest to Medtronic. Payments to related parties are made on terms similar to those of other suppliers. Capital expenditures, net of disposals, were $15,000 for the three months ended March 31, 2004 as compared to $12,000 in 2003. We expect to purchase capital equipment in 2004 as we grow, however, we currently do not have any commitments for purchases. We lease office and manufacturing space and certain office equipment under operating leases.

               Assets decreased $4,487,000 from $21,661,000 at December 31, 2003 to $17,174,000 at March 31, 2004. The change in assets was due to a number of factors. Cash and cash equivalents, including restricted cash, decreased by $4,165,000 from $11,249,000 at December 31, 2003 to $7,084,000 at March 31, 2004, mainly due to the repayment of the Medtronic debt and accrued interest of approximately $2,920,000. Prepaid expenses and other assets, both short and long term, decreased approximately $208,000. The decrease in these balance sheet items was primarily a result of the reduction of both the deferred offering costs and the beneficial conversion feature in connection with the convertible note of $44,000 and $97,000 respectively.

               Liabilities decreased approximately $3,588,000 from $10,035,000 at December 31, 2003 to $6,446,000 at March 31, 2004. This decrease was primarily due to the repayment of approximately $2,920,000 in principal and interest to Medtronic in February 2004.

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

         (c) Not applicable.

         (d) Not applicable.

         (e) Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

          The exhibits are listed in the Exhibit Index appearing at page 27 herein.

(b)      Reports on Form 8-K.

          The following report on Form 8-K was filed during the quarter ended March 31, 2004:

          On March 15, 2004, under Item 12, Results of Operations and Financial Condition, attaching a press release regarding our financial results and certain highlights from the fourth quarter and year end 2003.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            EP MEDSYSTEMS, INC.
                            (Registrant)

Date:  MAY 12, 2004     By: /S/  REINHARD SCHMIDT
     --------------         ---------------------
                            Reinhard Schmidt
                            President and Chief Executive Officer and Director
                            (Principal Executive Officer)


Date:  MAY 12, 2004     By: /S/ MATTHEW C. HILL
     --------------         -------------------
                            Matthew C. Hill
                            Chief Financial Officer
                            (Principal Financial and Accounting Officer)

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

4.29 Amendment,  dated November 25, 2003 to Registration  Rights Agreement dated
     August 28, 2003 with Laurus Master Fund, Ltd. (23)

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

10.6* Amended and Restated 1995 Director Option Plan (3)

10.7* Amendment to EP MedSystems, Inc. 1995 Director Option Plan (22)





10.8* 2002 Stock Option Plan (22)

10.9 Agreement of Lease,  dated August 25,  1997,  between EP Med and  Provident
     Mutual Life Insurance Company, as landlord (5)

10.10Note Purchase Agreement,  dated as of November 15, 2000, between EP Med and
     Medtronic Asset Management, Inc. (11)

10.11Secured  Promissory  Note,  dated  November 15,  2000,  issued by EP Med to
     Medtronic Asset Management, Inc. (11)

10.12Stock Pledge  Agreement,  dated as of November 15, 2000,  between Medtronic
     Asset Management, Inc. and David Jenkins (11)

10.13Subordination  Agreement,  dated as of November 15, 2000, between Medtronic
     Asset Management, Inc. and Fleet National Bank (11)

10.14Agreement,  dated as of March 9,  1998,  between  ProCath  Corporation  and
     Allan Willis (12)

10.15License  Agreement,  dated  as of  January  21,  1998,  between  EP Med and
     Incontrol, Inc. (13)

10.16Employment  Agreement,  dated  as of  July  20,  2001,  between  EP Med and
     Reinhard Schmidt (13)

10.17Promissory  Note dated  December 30, 2002 between EP  MedSystems,  Inc. and
     EGS Healthcare Limited Partnership (21)

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

14. Incorporated by reference from EP Med's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001.

15. Incorporated by reference form EP Med's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002.

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

23. Incorporated by reference from EP MedSystems, Inc.'s Annual Report on Form 10-KSB for the year ended December 31, 2003.
