Form 10QSB
period 2004-06-30
EP MEDSYSTEMS INC
filed 2004-08-11
CIK 1012394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the period ended: June 30, 2004

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
      Class                                        Outstanding at August 9, 2004
      -----                                        -----------------------------
      Common Stock, without par value                       23,508,613 shares

      Transitional Small Business Disclosure Format (check one):    Yes__ No X
                                                                            --

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                                    CONTENTS

PART I -- FINANCIAL INFORMATION                                             Page
                                                                            ----

    Item 1.     Financial Statements

                Consolidated Balance Sheets at June 30, 2004 (unaudited) and
                December 31, 2003..............................................3

                Consolidated Statements of Operations for the three months ended June 30, 2004 and 2003 (unaudited).......................4

                Consolidated  Statements of Operations for the six
                months ended June 30, 2004 and 2003 (unaudited)................5

                Consolidated Statement of Changes in Shareholders'
                Equity for the six months ended June 30, 2004 (unaudited)......6

                Consolidated  Statements  of Cash Flows for the six
                months ended June 30, 2004 and 2003 (unaudited)................7

                Notes to Consolidated Financial Statements (unaudited).........8

    Item 2.     Management's Discussion and Analysis or Plan
                of Operation..................................................18

    Item 3.     Controls and Procedures.......................................29

PART II -- OTHER INFORMATION

    Item 1.       Legal Proceedings...........................................29

    Item 2.       Changes in Securities.......................................29

    Item 3.       Defaults Upon Senior Securities.............................29

    Item 4.       Submission of Matters to a Vote of Security Holders.........29

    Item 5.       Other Information ..........................................29

    Item 6.       Exhibits and Reports on Form 8-K............................30

    Signatures................................................................31
    Exhibit Index.............................................................32

                          PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                             JUNE 30, 2004
ASSETS                                                                        (UNAUDITED)          DECEMBER 31, 2003
                                                                           -------------------     -------------------
Current assets:
   Cash and cash equivalents                                            $           5,770,406   $          11,248,983
   Restricted cash                                                                  1,000,000               1,000,000
   Accounts receivable, net of allowance for doubtful
      accounts of $98,600                                                           3,244,798               3,035,426
   Inventories, net of reserves                                                     2,830,629               2,330,830
   Prepaid expenses and other current assets                                          581,877                 846,132
   Deferred tax asset, net of valuation allowance                                           -                 397,720
                                                                           -------------------     -------------------
          Total current assets                                                     13,427,710              18,859,091

Property, plant and equipment, net                                                  2,049,507               1,951,640
Goodwill                                                                              341,730                 341,730
Other intangible assets, net                                                           35,837                  13,033
Other assets                                                                          332,545                 495,530
                                                                           -------------------     -------------------
          Total assets                                                  $          16,187,329  $           21,661,024
                                                                           ===================     ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of notes payable                                     $                   -   $           2,200,000
   Current portion of secured convertible note                                        775,970                       -
   Accounts payable                                                                 2,000,715               1,962,556
   Accrued expenses                                                                   933,883               1,645,842
   Deferred revenue                                                                   729,835                 507,824
                                                                           -------------------     -------------------
     Total current liabilities                                                      4,440,403               6,316,222

Deferred warranty revenue, non-current                                                327,957                 271,629
Secured convertible note, non-current                                               2,000,468               3,446,865
                                                                           -------------------     -------------------
          Total liabilities                                                         6,768,828              10,034,716
                                                                           -------------------     -------------------
Commitments and contingencies
Shareholders' equity:
  Preferred stock, no par value, 5,000,000 shares
     authorized, 373,779 shares issued and outstanding                                618,161                 618,161
  Common stock, $.001 stated value, 30,000,000 shares authorized
     23,494,316 and 23,098,179 shares issued and outstanding at
     June 30, 2004 and December 31, 2003, respectively                                 23,494                  23,098
  Additional paid-in capital                                                       50,400,705              49,414,829
  Accumulated other comprehensive loss                                               (157,599)               (177,728)
  Treasury stock                                                                     (100,000)               (100,000)
  Accumulated deficit                                                             (41,366,260)            (38,152,052)
                                                                           -------------------     -------------------
          Total shareholders' equity                                                9,418,501              11,626,308
                                                                           -------------------     -------------------
          Total liabilities and shareholders' equity                    $          16,187,329  $           21,661,024
                                                                           ===================     ===================


The accompanying notes are an integral part of these statements.

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                 FOR THE THREE MONTHS ENDED
                                                                              JUNE 30,                  JUNE 30,
                                                                                2004                      2003
                                                                        ---------------------      -------------------

Net sales                                                            $             3,587,981    $           2,338,432
Cost of products sold                                                              1,575,772                1,102,613
                                                                        ---------------------      -------------------
   Gross profit                                                                    2,012,209                1,235,819

Operating costs and expenses:
   Sales and marketing expenses                                                    2,120,307                1,287,956
   General and administrative expenses                                               837,342                  549,155
   Research and development expenses                                                 637,067                  590,804
   Mortgage conversion expense                                                             -                  222,084
                                                                        ---------------------      -------------------

Total operating expenses                                                           3,594,716                2,649,999
                                                                        ---------------------      -------------------

   Loss from operations                                                           (1,582,507)              (1,414,180)

Interest expense, net                                                                (33,135)                 (53,894)
Interest expense, debt conversion                                                   (132,445)                        -
                                                                        ---------------------      -------------------

   Net loss                                                          $            (1,748,087)    $         (1,468,074)
                                                                        =====================      ===================
Basic and diluted loss per share                                     $                 (0.07)    $              (0.08)
                                                                        =====================      ===================

Weighted average shares outstanding used
to compute basic and diluted loss per share                                       23,413,272               18,160,652
                                                                        =====================      ===================


             The accompanying notes are an integral part of these statements.

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                  FOR THE SIX MONTHS ENDED
                                                                              JUNE 30,                  JUNE 30,
                                                                                2004                      2003
                                                                        ---------------------      -------------------

Net sales                                                            $             6,471,982    $           4,628,948
Cost of products sold                                                              2,788,968                2,264,714
                                                                        ---------------------      -------------------
    Gross profit                                                                    3,683,014                2,364,234

Operating costs and expenses:
   Sales and marketing expenses                                                    3,700,681                2,605,842
   General and administrative expenses                                             1,560,689                1,092,391
   Research and development expenses                                               1,238,182                1,184,062
   Mortgage conversion expense                                                             -                  222,084
                                                                        ---------------------      -------------------

   Total operating expenses                                                        6,499,552                5,104,379
                                                                        ---------------------      -------------------

   Loss from operations                                                           (2,816,538)              (2,740,145)

Interest expense, net                                                                (83,617)                (117,759)
Interest expense, debt conversion                                                   (314,053)               (1,000,000)
                                                                        ---------------------      -------------------
   Net loss                                                          $            (3,214,208)    $         (3,857,904)
                                                                        =====================      ===================

Basic and diluted loss per share                                     $                 (0.14)    $              (0.22)
                                                                        =====================      ===================

Weighted average shares outstanding used
to compute basic and diluted loss per share                                       23,324,093               17,398,394
                                                                        =====================      ===================


       The accompanying notes are an integral part of these statements.

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004
                                   (UNAUDITED)

                                                                        Accumulated
                   Common     Common    Preferred Preferred  Additional    Other
                   Stock      Stock     Stock     Stock      Paid-in    Comprehensive   Treasury   Accumulated
                   Shares     Amount    Shares    Amount     Capital        Loss         Stock      Deficit       Total
                  ---------- --------- --------- --------- ------------ -------------- ---------- ------------ ------------
BALANCE,
DECEMBER 31,
2003              23,098,179  $23,098   373,779  $618,161  $49,414,829     $(177,728)  $(100,000) $(38,152,052) 11,626,308
                  ---------- --------- --------- --------- ------------ -------------- ---------- ------------ ------------

Issuance of
stock in
connection with
conversion of
secured
convertible
note                321,000       321        --        --      793,165             --         --           --      793,486

Issuance of
stock in
connection with
exercise of
options              65,137        65        --        --      134,941             --         --           --      135,006

Issuance of
stock and
options in
connection with
clinical
affairs
consulting
contract             10,000        10        --        --       46,990             --         --           --       47,000

Acceleration of
option vesting
in connection
with separation
agreement                --        --        --        --       10,780             --         --           --       10,780

Foreign
currency
translation              --        --        --        --           --        20,129          --           --       20,129

Net loss                 --        --        --        --           --             --         --    (3,214,208)  (3,214,208)
                  ---------- --------- --------- --------- ------------ -------------- ---------- ------------ -------------
BALANCE,          23,494,316  $23,494   373,779  $618,161  $50,400,705     $(157,599)  $(100,000) $(41,366,260)   9,418,501
JUNE 30, 2004
                  ========== ========= ========= ========= ============ ============== ========== ============ =============


          The accompanying notes are an integral part of these statements.

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                    FOR THE SIX MONTHS ENDED
                                                                                JUNE 30,                 JUNE 30
                                                                                  2004                    2003
                                                                            ------------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                $          (3,214,208)    $        (3,857,904)
Adjustments to reconcile net loss to net cash
 used inoperating activities:
 Depreciation and amortization                                                        379,355                 380,235
 Interest expense, debt conversion                                                          -               1,000,000
 Accretion of note discount                                                           148,123                 222,084
 Amortization of beneficial conversion feature                                        165,930                      --
Changes in assets and liabilities:
  (Increase) decrease in accounts receivable                                         (209,372)               1,629,187
  Increase in inventories                                                            (898,799)               (148,499)
  Decrease in prepaid expenses and other assets                                       261,310                  47,176
  Decrease in deferred tax asset                                                      397,720                 438,000
  Increase in accounts payable                                                         38,159                  13,735
  Decrease in accrued expenses and deferred revenue                                  (433,620)             (1,476,015)
                                                                            ------------------      ------------------
          NET CASH USED IN OPERATING ACTIVITIES                         $          (3,365,402)    $        (1,759,878)
                                                                            ------------------      ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                (68,366)                (80,936)
  Patent costs                                                                        (32,660)                 (6,540)
                                                                            ------------------      ------------------
         NET CASH USED IN INVESTING ACTIVITIES                          $            (101,026)    $           (87,476)
                                                                            ------------------      ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments under notes payable                                                      (2,200,000)               (500,000)
   Net  proceeds from issuance of common stock, net of
         offering costs                                                               167,722               2,265,087
                                                                            ------------------      ------------------
   NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                  $          (2,032,278)    $          1,765,087
                                                                            ------------------      ------------------
  EFFECT OF EXCHANGE RATE CHANGES                                                        20,129                 (95,698)

Net decrease in cash and cash equivalents                                          (5,478,577)               (177,965)
Cash and cash equivalents, beginning of period                                     11,248,983               2,012,809
                                                                            ------------------      ------------------
Cash and cash equivalents, end of period                                $           5,770,406    $          1,834,844
                                                                            ==================      ==================

Supplemental cash flow information
   Cash paid for interest                                               $             824,303    $              6,820


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

NOTE 2. INVENTORIES

         Inventories are valued at the lower of cost or market with cost being determined on a first-in, first-out basis. Inventories consist of the following at June 30, 2004 and December 31, 2003:


                                                    June 30,               December 31,
                                                      2004                     2003
                                                  (unaudited)
                                                -----------------      ----------------------
           Raw materials                    $          1,074,615    $              1,202,711
           Work in process                               484,935                     561,008
           Finished goods                              1,442,079                     725,111
           Reserve for obsolescence                     (171,000)                   (158,000)
                                                -----------------      ----------------------
                                            $          2,830,629    $              2,330,830
                                                =================      ======================


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

         During the year ended December 31, 2001, EP MedSystems consummated the private sale and issuance of Series A convertible preferred stock to Medtronic, Inc. ("Medtronic"). In 2002, Medtronic converted a portion of its preferred stock into shares of common stock of the Company. At June 30, 2004 and December 31, 2003, Medtronic, Inc. held 373,779 of the Company's Series A Preferred Shares which are convertible into 387,946 shares of common stock of the Company at the option of Medtronic or the Company in accordance with the terms of the agreement with Medtronic. The Series A Preferred Shares have a liquidation preference of $2.048 per share.

COMMON STOCK

         EP MedSystems is authorized to issue 30,000,000 shares of common stock, no par value, $.001 stated value per share, of which a total of 23,494,316 and 23,098,179 shares were outstanding at June 30, 2004 and December 31, 2003, respectively.

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

         On January 31, 2003, the Company completed a $2,470,000 private placement of its common stock to various accredited investors. The Company issued 2,007,475 shares of its common stock for a purchase price of $1.23 per share and warrants to purchase 802,990 shares of common stock at an exercise price per share of 110% of the closing trading price on the date of closing of that transaction, which was $1.6943. In the private placement, the Company received approximately $1,570,000 in cash, net of offering costs. The balance of the private placement included the conversion of the entire principal amount of, and accrued interest on, the promissory notes from the EGS Entities into common stock of the Company and the securities issued in that private placement were issued on the same terms and conditions as those of the other investors. In connection with that conversion, the 50,000 warrants issued to the EGS Entities on December 30, 2002 were cancelled in 2003 and the Company recorded a $1,000,000 non-cash charge to interest expense in connection with the conversion. The charge is for interest conversion expense associated with certain beneficial conversion features and the intrinsic value of embedded conversion options within the promissory notes. With prior notice to the holders of the warrants, the warrants may be repurchased by the Company at $.01 per warrant at any time after the average closing price of the Company's common stock, for any twenty consecutive trading days, has equaled or exceeded $2.54. In July of 2003, the closing price requirement for repurchase of the warrants was met, notice to repurchase the warrants was given to the warrant holders by the Company, and 794,790 shares of common stock were issued upon exercise of these warrants. In April 2003, the Company completed an additional $210,000 private placement of 120,000 shares of its common stock to various accredited investors.

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

         In May of 2004, the Company engaged a physician as a consultant to head our clinical affairs department. In connection with that agreement, the Company issued 10,000 shares of the Company's common stock and an option to purchase 10,000 shares of the Company's common stock. The option vests over twelve months and was issued at the fair market value. The transaction was accounted for in accordance with Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." The fair value was measured using the Black-Scholes option pricing model under Statement of Financial Accounting Standard No. 123.


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

         EP MedSystems records the fair value of stock issuances to non-employees based on the market price on the date issued. The amount is expensed, capitalized or recorded as a reduction of paid-in capital, depending on the purpose for which the stock is issued. It is EP MedSystems' policy to account for stock options granted to non-employees in accordance with Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," and the fair value is measured using the Black-Scholes option pricing model under SFAS No. 123. As discussed above, EP MedSystems issued an option to purchase 10,000 shares of the Company's common stock to a non-employee in the second quarter of 2004.

         In addition, in connection with a separation agreement with one of the Company's employees, there was an acceleration of the vesting of certain options. In connection with the accelerated vesting, the Company recorded an expense in accordance with FIN 44, "Accounting for Certain Transactions involving Stock Compensation."

         Except as noted above, had compensation costs for EP MedSystems' stock option plans been determined consistent with SFAS No. 123 "Accounting for Stock-Based Compensation", EP MedSystems' proforma net loss and loss per share for the three and six months ended June 30, 2004 and 2003 would have been as follows:


                                                                                           FOR THE THREE
                                                  FOR THE SIX MONTHS                        MONTHS ENDED
                                                   ENDED JUNE 30,                              JUNE 30,
                                              2004               2003                   2004               2003
                                              ----               ----                   ----               ----

   Net loss, as reported                   $(3,214,208)       $(3,857,904)           $(1,748,087)       $(1,468,074)

Deduct:  Total stock-based
employee compensation expense
determined under fair value based
method for all options

                                              (282,810)          (214,930)              (153,214)          (107,465)
                                      ------------------ ------------------
                                                                                ------------------ ------------------

Pro forma net loss                         $(3,497,018)       $(4,072,834)           $(1,901,301)       $(1,575,539)
                                      ================== ==================     ================== ==================
Earnings per share:
    Basic and diluted - as
    reported                                    $(0.14)            $(0.22)                $(0.07)            $(0.08)
                                      ------------------ ------------------     ------------------ ------------------
    Basic and diluted - pro
    forma                                       $(0.15)            $(0.23)                $(0.08)            $(0.09)
                                      ------------------ ------------------     ------------------ ------------------


NOTE 6. SALE OF STATE NET OPERATING LOSSES

         During the six months ended June 30, 2004 and 2003, EP MedSystems received approximately $398,000 and $438,000, respectively, from the sale of a portion of its cumulative unused New Jersey State Net Operating Loss ("State NOL") carryforwards for its statutory subsidiaries. The sales of the cumulative net operating losses are a result of a New Jersey State law enacted January 1, 1999 allowing emerging technology and biotechnology companies to transfer or "sell" their unused State NOL carryforwards and New Jersey research and development tax credits to any profitable New Jersey company qualified to purchase them for cash. As of December 31, 2003 and 2002, EP MedSystems had recorded approximately $398,000 and $438,000, respectively, in deferred tax assets related to these sales. These deferred tax assets were realized upon receipt of cash from the sales of these benefits to third parties in the six months ended June 30, 2004 and 2003.

NOTE 7. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

         EP MedSystems manages its business based on one reportable segment, the manufacture and sale of cardiac electrophysiology products. EP MedSystems' chief operating decision-makers use consolidated results to make operating and strategic decisions.

         The following table sets forth product sales by geographic segment for the six months ended June 30, 2004 and 2003.

                                                    FOR THE SIX MONTHS
                                                       ENDED JUNE 30,
                                              2004                  2003
                                              ----                  ----
United States                               $5,302,000            $2,756,000
Europe/Middle East                             837,000             1,235,000
Asia and Pacific Rim                           333,000               638,000
                                   ----        -------  -----        -------
                                            $6,472,000            $4,629,000
                                            ==========            ==========

         Sales of EP MedSystems' cardiac electrophysiology equipment and related catheters aggregated approximately $5,722,000 and $750,000 respectively, for the six months ended June 30, 2004, and $4,082,000 and $547,000, respectively, for the comparable period in 2003. EP MedSystems' long-lived assets are primarily located in the U.S. One customer accounted for 11% of the Company's sales for the three and six months ended June 30, 2004, respectively.

         Net sales for the six months ended June 30, 2004 were billed in two currencies: $6,215,000 in U.S. dollars and the equivalent of $257,000 in Euros. Management has determined the impact of foreign currency risk on sales to be minimal since a majority of sales are billed in U.S. dollars. EP MedSystems does incur translation gains/losses, which are recorded in shareholders' equity. Cumulative translation losses amounted to approximately $158,000 as of June 30, 2004. In addition, EP MedSystems had not entered into any derivative financial instruments for hedging or other purposes.

NOTE 8. NET LOSS PER SHARE

         Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding. Due to the losses incurred for the quarter, diluted net loss per share does not differ from basic net loss per share, since potential shares of common stock issuable upon the exercise of stock options, warrants, convertible preferred shares, and convertible debt are anti-dilutive for all periods presented. Accordingly, potential common shares of 4,840,000 and 4,062,000 for the six months ended June 30, 2004 and 2003, respectively, have been excluded from the diluted per share calculation.

NOTE 9. COMPREHENSIVE INCOME

         For the three and six months ended June 30, 2004 and 2003, EP MedSystems' comprehensive loss consisted of net loss and foreign currency translation adjustments. The comprehensive losses for the three months ended June 30, 2004 and 2003 were approximately $1,723,000 and $1,537,000, respectively. The comprehensive loss for the six months ended June 30, 2004 and 2003 was approximately $3,194,000 and $3,954,0000, respectively.
                                      12

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


                               EP MEDSYSTEMS, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                               SIX MONTHS ENDED JUNE 30, 2004
                                                                        (UNAUDITED)
                                         ---------------------------------------------------------------------------
                                              EP MEDSYSTEMS AND       GUARANTOR      ELIMINATIONS      CONSOLIDATED
                                                 NON-GUARANTOR
                                                  SUBSIDIARIES
                                         ---------------------------------------------------------------------------

Net sales                                            $5,713,880         $758,102                         $6,471,982

Cost of products sold                                 2,091,726          697,242                          2,788,968
                                         ----------------------------------------                  -----------------

          Gross profit                                3,622,154           60,860                          3,683,014

Operating costs and expenses:

   Sales and marketing expenses                       2,600,758        1,099,923                          3,700,681
   General and administrative
       expenses                                       1,149,223          411,466                          1,560,689

   Research and development expenses
                                                        853,102          385,080                          1,238,182
                                         ----------------------------------------                  -----------------

          Loss from operations                         (980,929)      (1,835,609)                        (2,816,538)

Interest expense, net                                  (397,670)               --                          (397,670)
                                         ----------------------------------------                  -----------------

      Net loss                                      $(1,378,599)     $(1,835,609)                       $(3,214,208)
                                         ========================================                  =================


                               EP MEDSYSTEMS, INC.
                      CONDENSED CONSOLIDATING BALANCE SHEET

                                                                             JUNE 30, 2004
                                                                              (UNAUDITED)
                                                   -------------------------------------------------------------------
                                                     EP MEDSYSTEMS AND     GUARANTOR    ELIMINATIONS    CONSOLIDATED
                                                      NON-GUARANTOR
                                                       SUBSIDIARIES
                                                  --------------------------------------------------------------------
ASSETS
Current assets:

Cash and cash equivalents                                     $5,734,847       $35,559                     $5,770,406

   Restricted Cash                                             1,000,000            --                      1,000,000

   Accounts receivable, net                                    3,023,731       221,067                      3,244,798

   Inventories, net                                            1,685,627     1,145,002                      2,830,629
   Prepaid expenses and other current assets                     537,059        44,818                        581,877
                                                  --------------------------------------------------------------------

          Total current assets                                11,981,264     1,446,446                     13,427,710

Property, plant and equipment, net                               946,615     1,102,892                      2,049,507

Intangible assets, net                                                --       377,567                        377,567

Other assets                                                     332,545            --                        332,545
                                                  --------------------------------------------------------------------

          Total assets                                       $13,260,424    $2,926,905                    $16,187,329
                                                  ====================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of secured convertible note                   $775,970           $--                       $775,970

  Accounts payable                                             1,824,531       176,184                      2,000,715

  Accrued expenses                                               714,260       219,623                        933,883

  Deferred revenue                                               729,835            --                        729,835
                                                  --------------------------------------------------------------------

     Total current liabilities                                 4,044,596       395,807                      4,440,403

Deferred warranty revenue - non current                          327,957            --                        327,957

Intercompany balances                                        (21,827,167)   21,827,167                             --

Secured convertible note                                       2,000,468            --                      2,000,468
                                                  --------------------------------------------------------------------

          Total liabilities                                  (15,454,146)   22,222,974                      6,768,828
                                                  --------------------------------------------------------------------
                                                              28,714,570   (19,296,069)                     9,418,501
Total shareholders' equity (deficit)
                                                  --------------------------------------------------------------------
Total liabilities and shareholders' equity                   $13,260,424    $2,926,905                    $16,187,329
                                                  ====================================================================

                               EP MEDSYSTEMS, INC.
                      CONDENSED CONSOLIDATING STATEMENT OF
                                   CASH FLOWS

                                                                    FOR THE SIX MONTHS ENDED JUNE 30, 2004
                                                                                  (UNAUDITED)
                                                    ------------------------------------------------------------------------
                                                     EP MEDSYSTEMS        GUARANTOR        ELIMINATIONS      CONSOLIDATED
                                                        AND
                                                     NON-GUARANTOR
                                                     SUBSIDIARIES
                                                    ---------------- ------------------- ----------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                $(1,319,947)        $(1,894,261)                        $(3,214,208)
Adjustments to reconcile net loss to net cash
used in operating activities:
  Depreciation and amortization                             338,473              40,882                             379,355
Amortization of beneficial conversion feature               165,930                  --                             165,930
Accretion of discount                                       148,123                  --                             148,123
Changes in assets and liabilities:
  Accounts receivable                                      (528,885)            319,513                           (209,372)
  Inventories                                              (899,384)                585                           (898,799)
  Prepaid expenses and other assets                         221,021              40,289                             261,310
  Deferred tax asset                                        179,494             218,226                             397,720
  Accounts payable                                           23,066              15,093                              38,159
 Accrued expenses, deferred revenue, and accrued
    interest                                               (341,656)            (91,964)                           (433,620)
                                                    ---------------- ------------------- ----------------- -----------------
          NET CASH USED IN OPERATING ACTIVITIES         $(2,013,765)        $(1,351,637)                        $(3,365,402)
                                                    ---------------- ------------------- ----------------- -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                      (68,366)                  --                            (68,366)
  Patent costs                                                    --            (32,660)                            (32,660)
                                                    ---------------- ------------------- ----------------- -----------------
         NET CASH USED IN INVESTING ACTIVITIES             $(68,366)           $(32,660)                          $(101,026)
                                                    ---------------- ------------------- ----------------- -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments under term notes payable                     (2,200,000)                  --                         (2,200,000)
   Change in intercompany balances                       (1,377,492)          1,377,492                                  --
   Proceeds from issuance of common stock, net of
    offering expenses                                       167,722                  --                             167,722
                                                    ---------------- ------------------- ----------------- -----------------
      NET CASH (USED IN) PROVIDED BY FINANCING          $(3,409,770)         $1,377,492                         $(2,032,278)
      ACTIVITIES
                                                    ---------------- ------------------- ----------------- -----------------

EFFECT OF EXCHANGE RATE CHANGES                              20,129                  --                              20,129
                                                    ---------------- ------------------- ----------------- -----------------
NET INCREASE IN CASH AND CASH EQUIVALENTS               $(5,471,772)            $(6,805)                        $(5,478,577)
                                                    ---------------- ------------------- ----------------- -----------------
Cash and cash equivalents, beginning of period           11,206,619              42,364                          11,248,983
                                                    ---------------- ------------------- ----------------- -----------------
Cash and cash equivalents, end of period                 $5,734,847             $35,559                          $5,770,406
                                                    ================ =================== ================= =================

    The accompanying notes are an integral part of these statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

         EP MedSystems was incorporated in January 1993 and operates in a single industry segment. We develop, manufacture, market and sell a line of products for the cardiac electrophysiology market used to diagnose, monitor, visualize and treat irregular heartbeats known as arrhythmias. Since our inception, we have acquired technology and marketing rights, have developed new products and have begun marketing various electrophysiology (EP) products, including the EP-WorkMate(R) computerized electrophysiology workstation, the RPM(TM) RealTime Position Management(TM) navigation technology, the EP-4(TM) Computerized Cardiac Stimulator, diagnostic electrophysiology catheters, including our unique one-piece catheter and the ALERT(R) System, including the ALERT(R) Companion II and ALERT(R) family of internal cardioversion catheters, ViewMate(R) intracardiac ultrasound catheter system and related disposable supplies.

         In 2003, we received the following product approvals or market clearances:

 Product                                                 Regulatory Body
------------------------------------            --------------------------------
ViewMate(R)                                     FDA and European Notified Body
ALERT(R) Companion II energy source             FDA
ALERT(R) CS/RA catheter set                     European Notified Body
ALERT(R) Deflectable CS catheter                European Notified Body
Integration of the EP-WorkMate(R)               FDA
with Boston Scientific's RPM RealTime
Position Management(TM) System

         In 2004, we received market clearance from the FDA for our line of deflectable diagnostic catheters. A deflectable catheter allows the physician to deflect its tip to steer the catheter into certain vessels and areas of the heart, which would be difficult with a fixed curve catheter. In addition, we received FDA market clearance for our new EP-4(TM) Computerized Cardiac Stimulator. The EP-4(TM) is an improvement over our existing EP-3(TM) technology allowing for constant current, elimination of a battery and two or four channel stimulator.

         Our core diagnostic product is the EP-WorkMate(R), a computerized electrophysiology workstation that monitors displays and stores cardiac electrical activity and arrhythmia data. The EP-WorkMate(R) offers, among other features, display and storage of up to 192 intracardiac signals, real-time diagnosis, analysis and integration with our own proprietary systems, such as our EP-3(TM) Stimulator, as well as those of market leaders, such as the RPM(TM) RealTime Position Management(TM) navigation system, as well as with other technologies and systems. Late in the third quarter of 2003, we received FDA market clearance to sell the EP-WorkMate(R) integrated with Boston Scientific Corporation's RPM(TM) RealTime Position Management(TM) System. This approval was the culmination of a strategic joint development project between Boston Scientific Corporation and EP Med. It is the only EP recording system on the market to integrate advanced recording and stimulation with anatomic modeling, advanced mapping and 3-D navigation features, allowing electrophysiology studies to be more efficient and user friendly. The EP-3(TM) and now the EP-4(TM)

Stimulator is a computerized signal generator and processor which, when integrated with the EP-WorkMate(R), is used to stimulate the heart with electrical impulses in order to locate arrhythmia. For the six months ended June 30, 2004 and 2003, the EP-WorkMate(R),the RPM(TM) RealTime Position Management(TM) System, the EP-3(TM) and the EP-4(TM) Stimulator accounted for approximately 84% and 88%, respectively, of our total sales. We also market a line of diagnostic electrophysiology catheters for stimulation and sensing of electrical signals during electrophysiology studies, which represented approximately 4% and 5% of our total sales revenues for each of the six months ended June 30, 2004 and 2003, respectively.

         We have also developed a product for the treatment of atrial fibrillation known as the ALERT(R) System, which uses a patented electrode catheter to deliver measured, variable, low-energy electrical impulses directly to the inside of the heart to convert atrial fibrillation to a normal heart rhythm. We have obtained Class III Design Examination Certification from a European Notified Body allowing us to label the ALERT(R) System with a CE Mark, an international symbol of adherence to quality assurance standards, design reviews and hazard analysis, which permits us to sell the ALERT(R) System in the European Community. In September 2003, we received pre-market approval to sell the ALERT(R) Companion II in the United States. Sales of the ALERT(R) System and related catheters accounted for approximately 5% and 7% of our total sales revenues for the six months ended June 30, 2004 and 2003, respectively.

         We have also developed the ViewMate(R) intracardiac ultrasound catheter system including the ViewMate(R) ultrasound imaging console and ViewFlexTM intracardiac imaging catheters. These products offer high-resolution, real-time ultrasound capability designed to improve a physician or clinician's ability to visualize inside the chambers of the heart. We believe the ViewMate(R) Ultrasound System may play an important role for a broad range of potential applications in electrophysiology and cardiology. In April of 2003, we received CE approval to market the ViewMate(R) in Europe. In October 2003, we received FDA market clearance to sell the ViewMate(R) System in the United States. Sales of the ViewMate(R) system and related ViewFlex(TM) catheters accounted for approximately 7% of our total sales revenues in the six months ended June 30, 2004.

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

REVENUE RECOGNITION

         We ship products to our customers based on FOB shipping point and, as such, recognize product sales on the date of shipment. Installation of the products is considered perfunctory. Payments received in advance of shipment of product are deferred until such products are shipped. We do not have royalty agreements that result in revenue to EP Med. We do not provide distributors or end-users with a general right to return products purchased.

         We have two sales channels: sales to independent distributors and sales directly to customers. Our products do not require "installation" in the traditional sense, but the EP-WorkMate(R) does require a set up. For distributor sales, distributors are responsible for all set-up of all electronic hardware products and we have no obligation after shipment of products to the distributors. For direct sales, the customer can perform the set-up on its own, however, EP Med personnel generally will assist customers in this process. The set-up process, which takes approximately 1-2 hours to complete, is usually performed within the week of shipment and primarily consists of assembling the workstation cart and plugging in the monitors, printer, isolation transformer, and the EP-4(TM) Stimulator to the main computer. This process does not impact our standard payment terms. For sales to distributors, payment terms are defined in the distributor agreements as 100% of the purchase price being due 30-60 days after shipment. For direct sales, payment terms are agreed in advance of the sale and generally require a 50% deposit prior to shipment, with the balance due 30-60 days after shipment.

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

INCOME TAXES

         We account for our income taxes under the liability method. Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities.

ACCOUNTING FOR STOCK-BASED COMPENSATION.

         We have elected to measure our stock-based compensation expense relating to grants to employees under our stock option plans using the intrinsic value method. Under this method, we record no compensation expense when we grant stock options to employees if the exercise price for a fixed stock option award to an employee is equal to the fair value of the underlying common stock at the date we grant the stock option.

         A different method for accounting for employee stock option grants is the fair value method. Under the fair value method, a company is required to determine the fair value of options granted to employees based on an option pricing model which incorporates such factors as the current stock price, exercise prices of the options, expected volatility of future movements in the price of the underlying stock, risk-free interest rates, the term of the options and any dividends expected to be paid. The fair value determined under this method is then amortized over the vesting period of the related options. Had we chosen to account for employee stock options using the fair value method, we would have recorded additional stock based compensation expense of approximately $283,000 and $215,000 for the six months ended June 30, 2004 and 2003, respectively.

RESULTS OF OPERATIONS.

SIX MONTHS ENDED JUNE 30, 2004 AND 2003.

         The Company had net sales of $6,472,000 for the six months ended June 30, 2004 as compared to $4,629,000 for the comparable period in 2003. This $1,843,000 (or 40%) increase was primarily due to new product sales of approximately $2,013,000, which includes sales of ViewMate(R) consoles, ViewFlex(TM) catheters, EP-WorkMate(R) integrated with Boston Scientific Corporation's RPM(TM) Technology and sales of RPM(TM) upgrades into our installed base.

         Gross profit on sales for the six months ended June 30, 2004 was $3,683,000 as compared with $2,364,000 for the same period in 2003. Gross profit as a percentage of sales increased from 51.1% to 56.9%, primarily due to an increase in sales of new products within the United States where overall margins are higher.

         Sales and marketing expenses increased $1,094,000 or (42%) to $3,701,000 for the six months ended June 30, 2004 as compared to the same period in 2003. This increase was a result of higher commissions, salaries, travel and recruiter fees as a result of higher overall sales in 2004 and an increase in headcount in connection with the launch of new products. Additional product launch costs include higher spending on U.S. and international conventions, training, and marketing costs. We anticipate continuing to invest in sales and marketing in connection with the product launches. Lastly, the launch of our new clinical affairs department in the second quarter of 2004 also contributed to an increase in sales and marketing expenses. We anticipate this department will assist in the marketing of our new and existing products, expand the overall claims of our new products and provide additional strategic direction from the physician's perspective.

         General and administrative expenses increased $468,000 (or 43%) to $1,561,000 for the six months ended June 30, 2004 as compared to the same period in of 2003. This increase in general and administrative expenses was primarily due to an increase in noncash expenses for the amortization of deferred financing fees of $88,000 and fluctuations in foreign currency of $182,000. In addition, expenses in connection with being a public company increased significantly in the first half of 2004. Accounting and auditing expenses increased $30,000. Director's fees increased $24,000 and investor relations expenses were higher by $45,000. In addition, the Company has added the controller position.

         Research and development expenses increased $54,000 (or 5%) to $1,238,000 for the six months ended June 30, 2004 as compared to the same period in 2003. The increase was due to higher spending in legal fees related to intellectual property of $51,000, additional spending to conclude the research and development of the EP-4(TM) and innovations to existing products and was offset by a reduction in salaries due to a lower head count in 2004. Costs for research and development can fluctuate on a quarter-by-quarter basis depending on status of projects and intellectual property strategies.

    Interest expense increased $279,000 to $398,000 for the six months ended June 30, 2004 as compared to the same period in 2003. This was the result of the interest expense related to the convertible note issued to Laurus including accretion of note discount of $148,000 and amortization of beneficial conversion of $166,000, offset by a reduction in expense from payoff of the note payable to Medtronic. For the six months ended June 30, 2003, EP MedSystems recorded a non-cash interest expense, debt conversion in connection with the conversion of the $1,000,000 convertible promissory bridge notes issued to EGS, which converted into common stock of the Company on January 31, 2003.

THREE MONTHS ENDED JUNE 30, 2004 VERSUS JUNE 30, 2003

         Net sales were $3,588,000 for the three months ended June 30, 2004, as compared to $2,338,000 for the comparable period in 2003. This $1,250,000 (or 53%) increase is primarily due to new product sales in the United States of approximately $1,335,000, which includes sales of ViewMate(R) Consoles, ViewFlex(TM) catheters, EP-WorkMate(R) integrated with Boston Scientific Corporation's RPM(TM) Technology and sales of RPM(TM) upgrades into our installed base. This increase in sales in the United States was partially offset by decreased sales in Europe and Asia.

         Gross profit on sales for the three months ended June 30, 2004 was $2,012,000, as compared to $1,236,000 for the same period in 2003. The gross profit increased as a percentage of sales from 52.8% to 56.1%, due to sales of new products in the United States, discussed above. Sales margins in the United States are higher than the rest of the world.

         Sales and marketing expenses increased $832,000 (or 65%) to $2,120,000 for the three months ended June 30, 2004, as compared to the same period in 2003. This increase was a result of higher commissions, salaries, travel and recruiter fees as a result of higher overall sales in 2004 and an increase in headcount in connection with the launch of new products. Additional product launch costs include higher spending on U.S. and international conventions, training, and marketing costs. We anticipate continuing to invest in sales and marketing in connection with the product launches. Lastly, the launch of our new clinical affairs department in the second quarter of 2004 also contributed to an increase in sales and marketing expenses. We anticipate this department will assist in the marketing of our new and existing products, expand the overall claims of our new products and provide additional strategic direction from the physician's perspective.

         General and administrative expenses increased $288,000 (or 52%) to $837,000 for the three months ended June 30, 2004, as compared to the same period in 2003. This was primarily due to an increase in noncash expenses for the amortization of deferred financing fees of $44,000 and fluctuations in foreign currency of $150,000. In addition, expenses in connection with being a public company increased significantly in the first half of 2004. Accounting and auditing expenses increased $43,000. Director's fees increased $19,000 and investor relations expenses were higher by $20,000. In addition, the Company has added the controller position.

         Research and Development costs for the quarters increased $46,000 (or 8%) to $637,000 for the three months ended June 30, 2004 as compared to the same period in 2003. The increase was due to higher spending in legal fees related to intellectual property, additional spending to conclude the research and development of the EP-4(TM) and innovations to existing products and was offset by a reduction in salaries due to a lower head count in 2004. Costs for research and development can fluctuate on a quarter-by-quarter basis depending on status of projects and intellectual property strategies.

         Interest expense increased $110,000 for the three months ended June 30, 2004, as compared to the same period in 2003. This was the result of the interest expense related to the convertible note issued to Laurus including accretion of note discount of $63,000 and amortization of the beneficial conversion of $69,000, offset by a reduction in expense from the payoff of the note payable with Medtronic.

         In 2003, the Company recorded a $1,000,000 non-cash charge to interest expense, debt conversion in connection with the conversion of the convertible promissory bridge notes as a result of certain beneficial conversion features and the intrinsic value of embedded conversion options within the promissory notes.

LIQUIDITY AND CAPITAL RESOURCES

         Since our incorporation in January 1993, our expenses have exceeded sales, resulting in an accumulated deficit of approximately $38.2 million at December 31, 2003 and approximately $41.4 million at June 30, 2004.

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

         During the year ended December 31, 2001, we consummated the private sale and issuance of our Series A convertible preferred stock to Medtronic, Inc. ("Medtronic"). In 2002, Medtronic converted a portion of its preferred stock into shares of our common stock. At June 30, 2004 and December 31, 2003, Medtronic held 373,779 of our Series A Preferred Shares which are convertible into 387,946 shares of our common stock at the option of Medtronic or us in accordance with the terms of the agreement with Medtronic.

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

         The portion of the Laurus Convertible Note against which Laurus advances funds based on our accounts receivable bears interest at the prime rate, with a floor of 4%, which is an effective interest rate of approximately 17% (including accretion of discount and amortization of beneficial conversion feature), and the balance (the "Advance Amounts") bears interest at the prime rate plus 2%. One half of Advance Amounts outstanding on February 28, 2005 (approximately $776,000 as of June 30, 2004) is required to be repaid on or before February 28, 2005. The remaining balance of the Advance Amounts outstanding on the date of the closing is required to be repaid on or before August 28, 2006. Subject to certain rights of cancellation, we may extend the Laurus credit facility, on a year-by-year basis, commencing August 28, 2006. We may repay in cash, without penalty, up to $500,000 of the Laurus Convertible
Note in any one calendar year, plus all Advance Amounts.

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

         In May of 2004, the Company engaged a physician as a consultant to head our clinical affairs department. In connection with that agreement, the Company issued 10,000 shares of the Company's common stock and an option to purchase 10,000 shares of the Company's common stock. The option vests over twelve months and was issued at the fair market value. The transaction was accounted for in accordance with Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." The fair value was measured using the Black-Scholes option pricing model under Statement of Financial Accounting Standard No. 123.

         Net cash used in operating activities for the six months ending June 30, 2004 increased $1,606,000 as compared to the same period in 2003. The increase in our net use of cash in operations during 2004 was primarily due to our net loss, an increase in inventory and a decrease in accrued expenses. Inventory on hand increased as a result of the number of new product lines approved in the second half of 2003 and accrued expenses decreased with the payment of accrued interest to Medtronic. Payments to related parties are made on terms similar to those of other suppliers. Capital expenditures, were $68,000 for the six months ended June 30, 2004 as compared to $81,000 in 2003. We expect to purchase capital equipment in 2004 as we grow, however, we currently do not have any commitments for purchases. We lease office and manufacturing space and certain office equipment under operating leases.

         Assets decreased $5,474,000 from $21,661,000 at December 31, 2003 to $16,187,000 at June 30, 2004. The change in assets was due to a number of factors. Cash and cash equivalents, including restricted cash, decreased by $5,479,000 from $11,249,000 at December 31, 2003 to $5,770,000 at June 30, 2004,
mainly due to the repayment of the Medtronic debt and accrued interest of approximately $2,920,000. Prepaid expenses and other assets, both short and long term, decreased approximately $264,000. The decrease in these balance sheet items was primarily a result of the reduction of both the deferred offering costs and the beneficial conversion feature in connection with the convertible note of $88,000 and $166,000 respectively.

         Liabilities decreased approximately $3,266,000 from $10,035,000 at December 31, 2003 to $6,769,000 at June 30, 2004. This decrease was primarily due to the repayment of approximately $2,920,000 in principal and interest to Medtronic in February 2004.

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

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         The exhibits are listed in the Exhibit Index appearing at page 32 herein.

(b)      Reports on Form 8-K.

         The following report on Form 8-K was filed during the quarter ended June 30, 2004:

         On May 7, 2004, under Item 12, Results of Operations and Financial Condition, attaching a press release regarding our financial results and certain highlights from the first quarter of 2004.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          EP MEDSYSTEMS, INC.
                                          (Registrant)

Date:  August 11, 2004              By:   /s/  Reinhard Schmidt
     ----------------                     ---------------------
                                          Reinhard Schmidt
                                          President and Chief Executive Officer
                                          and Director
                                          (Principal Executive Officer)


Date:  August 11, 2004              By:   /s/ Matthew C. Hill
     ----------------                     -------------------
                                          Matthew C. Hill
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)

                                  EXHIBIT INDEX

Exhibit
Number          Description
-------         ---------------------------------------------------------------

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