Form 10QSB
period 2004-09-30
EP MEDSYSTEMS INC
filed 2004-11-12
CIK 1012394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)
(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
                For the period ended: SEPTEMBER 30, 2004

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.__ Yes __No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
             Class                              Outstanding at November 1, 2004
             -----                              -------------------------------
    Common Stock, without par value                     23,524,316 shares

    Transitional Small Business Disclosure Format (check one):    Yes__    No X
                                                                              --

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                                    CONTENTS

PART I -- FINANCIAL INFORMATION                                                                               Page
                                                                                                          -------------

            Item 1.       Financial Statements

                          Consolidated  Balance  Sheets at September 30, 2004  (unaudited)  and December
                          31, 2003                                                                             3

                          Consolidated  Statements of Operations  (unaudited) for the three months ended
                          September 30, 2004 and 2003                                                          4

                          Consolidated  Statements of Operations  (unaudited)  for the nine months ended
                          September 30, 2004 and 2003                                                          5

                          Consolidated Statement of Changes in Shareholders' Equity for the nine months
                          ended September 30, 2004 (unaudited)                                                 6

                          Consolidated  Statements of Cash Flows  (unaudited)  for the nine months ended
                          September 30, 2004 and 2003                                                          7

                          Notes to Consolidated Financial Statements (unaudited)                               8

            Item 2.       Management's Discussion and Analysis or Plan of Operation                            14

            Item 3.       Controls and Procedures                                                              25

PART II -- OTHER INFORMATION

            Item 1.       Legal Proceedings                                                                    26

            Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds                          26

            Item 3.       Defaults Upon Senior Securities                                                      26

            Item 4.       Submission of Matters to a Vote of Security Holders                                  26

            Item 5.       Other Information                                                                    26

            Item 6.       Exhibits                                                                             26

            Signatures                                                                                         27
            Exhibit Index                                                                                      28

                          PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                           SEPTEMBER 30, 2004
ASSETS                                                                        (UNAUDITED)          DECEMBER 31, 2003
                                                                           -------------------     -------------------
Current assets:
   Cash and cash equivalents                                            $           5,782,621   $          11,248,983
   Restricted cash                                                                          -               1,000,000
   Accounts receivable, net of allowance for doubtful
      accounts of $98,600                                                           3,295,058               3,035,426
   Inventories, net of reserves                                                     2,967,029               2,330,830
   Prepaid expenses and other current assets                                          578,214                 846,132
   Deferred tax asset, net of valuation allowance                                           -                 397,720
                                                                           -------------------     -------------------
          Total current assets                                                     12,622,922              18,859,091

Property, plant and equipment, net                                                  2,011,760               1,951,640
Goodwill                                                                              341,730                 341,730
Other intangible assets, net                                                           45,270                  13,033
Other assets                                                                          278,668                 495,530
                                                                           -------------------     -------------------
          Total assets                                                  $          15,300,350  $           21,661,024
                                                                           ===================     ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of notes payable                                     $                   -  $            2,200,000
   Current portion of secured convertible note                                        788,276                       -
   Accounts payable                                                                 1,618,715               1,962,556
   Accrued expenses                                                                 1,149,999               1,645,842
   Deferred revenue                                                                   618,211                 507,824
                                                                           -------------------     -------------------
     Total current liabilities                                                      4,175,201               6,316,222

Deferred warranty revenue, non-current                                                280,795                 271,629
Secured convertible note, non-current                                               1,997,802               3,446,865
                                                                           -------------------     -------------------
          Total liabilities                                                         6,453,798              10,034,716
                                                                           -------------------     -------------------
Commitments and contingencies
Shareholders' equity:
  Preferred stock, no par value, 5,000,000 shares
     authorized, 373,779 shares issued and outstanding                                618,161                 618,161
  Common stock, $.001 stated value, 30,000,000 shares authorized
     23,524,316 and 23,098,179 shares issued and outstanding at
     September 30, 2004 and December 31, 2003, respectively                            23,524                  23,098
  Additional paid-in capital                                                       50,552,895              49,414,829
  Accumulated other comprehensive loss                                               (171,608)               (177,728)
  Treasury stock                                                                     (100,000)               (100,000)
  Accumulated deficit                                                             (42,076,420)            (38,152,052)
                                                                           -------------------     -------------------
          Total shareholders' equity                                                8,846,552              11,626,308
                                                                           -------------------     -------------------
          Total liabilities and shareholders' equity                    $          15,300,350   $          21,661,024
                                                                           ===================     ===================

                                   The accompanying notes are an integral part of these statements.


                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                 FOR THE THREE MONTHS ENDED
                                                                           SEPTEMBER 30,             SEPTEMBER 30,
                                                                                2004                      2003
                                                                         ---------------------      -------------------

Net sales                                                            $            4,677,166     $         2,167,437
Cost of products sold                                                             1,875,625               1,088,641
                                                                        ---------------------      -------------------
   Gross profit                                                                   2,801,541               1,078,796

Operating costs and expenses:
   Sales and marketing expenses                                                   2,156,044               1,375,245
   General and administrative expenses                                              716,171                 726,967
   Research and development expenses                                                531,241                 638,637
                                                                        ---------------------      -------------------
Total operating expenses                                                          3,403,456               2,740,849
                                                                        ---------------------      -------------------

   Loss from operations                                                            (601,915)             (1,662,053)

Interest expense, net                                                               (28,602)                (75,585)
Interest expense, debt conversion                                                   (79,643)                      -
Change in valuation of warrants                                                           -                (264,000)
                                                                        ---------------------      -------------------
   Net loss                                                          $             (710,160)    $        (2,001,638)
                                                                        =====================      ===================

Basic and diluted loss per share                                     $                 (.03)    $              (.11)
                                                                        =====================      ===================

Weighted average shares outstanding used
   to compute basic and diluted loss per share                                   23,511,520              18,766,433
                                                                        =====================      ===================


                  The accompanying notes are an integral part of these statements.


                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                  FOR THE NINE MONTHS ENDED
                                                                             SEPTEMBER 30,             SEPTEMBER 30,
                                                                                2004                      2003
                                                                        ---------------------      -------------------
 Net sales                                                            $          11,149,148     $         6,796,385
Cost of products sold                                                             4,664,593               3,353,355
                                                                        ---------------------      -------------------
   Gross profit                                                                   6,484,555               3,443,030

Operating costs and expenses:
   Sales and marketing expenses                                                   5,856,725               3,981,087
   General and administrative expenses                                            2,276,860               1,819,358
   Research and development expenses                                              1,769,423               1,822,699
   Mortgage conversion expense                                                            -                 222,084
                                                                        ---------------------      -------------------
   Total operating expenses                                                       9,903,008               7,845,228
                                                                        ---------------------      -------------------

   Loss from operations                                                          (3,418,453)             (4,402,198)

Interest expense, net                                                              (112,219)               (193,344)
Interest expense, debt conversion                                                  (393,696)             (1,000,000)
Change in valuation of warrants                                                            -               (264,000)
                                                                        ---------------------      -------------------
   Net loss                                                          $           (3,924,368)    $        (5,859,542)
                                                                        =====================      ===================

Basic and diluted loss per share                                     $                 (.17)    $              (.33)
                                                                         =====================      ===================

Weighted average shares outstanding used
   to compute basic and diluted loss per share                                   23,387,478              17,856,080
                                                                        =====================      ===================





                  The accompanying notes are an integral part of these statements.


                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
                                   (UNAUDITED)
                                                                        Accumulated
                   Common     Common   Preferred Preferred Additional      Other
                   Stock      Stock     Stock     Stock      Paid-in    Comprehensive  Treasury    Accumulated
                   Shares     Amount    Shares    Amount     Capital        Loss         Stock      Deficit      Total
                  ---------- --------- --------- --------- ------------ -------------- ---------- ------------ ------------
BALANCE
DECEMBER 31,
2003              23,098,179  $23,098   373,779  $618,161  $49,414,829     $(177,728)  $(100,000) $(38,152,052) 11,626,308
                  ---------- --------- --------- --------- ------------ -------------- ---------- ------------ ------------

Issuance of
stock in
connection with
conversion of
secured
convertible
note                331,000       331         -         -      818,655              -          -            -      818,986

Issuance of
stock in
connection with
exercise of
options              85,137        85         -         -      173,641              -          -            -      173,726

Issuance of
stock and
options in
connection with
clinical
affairs
consulting
contract             10,000        10         -         -      134,990              -          -            -      135,000

Acceleration of
option vesting
in connection
with separation
agreement                 -         -         -         -       10,780              -          -            -       10,780

Foreign
currency
translation               -         -         -         -            -          6,120          -            -        6,120

Net loss                  -         -         -         -            -              -          -    (3,924,368) (3,924,368)
                  ---------- --------- --------- --------- ------------ -------------- ---------- ------------ ------------
BALANCE,          23,524,316  $23,524   373,779  $618,161  $50,552,895     $(171,608)  $(100,000) $(42,076,420) $8,846,552
SEPTEMBER  30,    ========== ========= ========= ========= ============ ============== ========== ============ ============
2004

                                   The accompanying notes are an integral part of these statements.


                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                         FOR THE NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,          SEPTEMBER 30,
                                                                                        2004                    2003
                                                                                 -------------------     -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                    $          (3,924,368)   $         (5,859,542)
Adjustments to reconcile net loss to net cash
       used in operating activities:
   Depreciation and amortization                                                          549,133                 521,260
   Interest expense, debt conversion                                                            -               1,000,000
   Mortgage conversion expense                                                                  -                 222,084
   Accretion of note discount                                                             183,263                       -
   Change in value of warrants and amortization of beneficial conversion
   feature                                                                                210,433                 291,000
   Non cash expenses in connection with issuance of common stock and
   options                                                                                145,780                       -
Changes in assets and liabilities:
   (Increase) decrease in accounts receivable                                            (259,632)              1,925,309
   Increase in inventories                                                             (1,131,028)               (458,550)
   Decrease in prepaid expenses and other assets                                          274,347                  73,092
   Decrease in deferred tax asset                                                         397,720                 438,000
   Decrease in accounts payable                                                          (343,841)             (1,364,164)
   Decrease (increase) in accrued expenses and deferred revenue
                                                                                         (376,290)                290,271
                                                                                 -------------------     -------------------
       NET CASH USED IN OPERATING ACTIVITIES                                $          (4,274,483)  $          (2,921,240)
                                                                                 -------------------     -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                   (97,661)               (103,123)
   Patent costs                                                                           (49,000)                 (6,980)
                                                                                 -------------------     -------------------
       NET CASH USED IN INVESTING ACTIVITIES                                $            (146,661)  $            (110,103)
                                                                                  -------------------     -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments under notes payable                                                        (2,200,000)             (1,000,000)
   Proceeds from issuance of secured convertible debt                                           -               3,661,600
   Decrease (increase) in restricted cash                                               1,000,000              (1,000,000)
   Net proceeds from issuance of common stock, net of offering costs
                                                                                          148,662               4,105,329
                                                                                   -------------------     -------------------
   NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                      $          (1,051,338)  $           5,766,929
                                                                                 -------------------     -------------------

EFFECT OF EXCHANGE RATE CHANGES                                                             6,120                 (86,402)

Net (decrease) increase in cash and cash equivalents                                   (5,466,362)              2,649,184
Cash and cash equivalents, beginning of period                                         11,248,983               2,012,809
                                                                                 -------------------     -------------------
Cash and cash equivalents, end of period                                    $           5,782,621   $           4,661,993
                                                                                 ===================     ===================

Supplemental cash flow information
   Cash paid for interest                                                   $             867,043   $               6,820
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

NOTE 2. INVENTORIES

         Inventories are valued at the lower of cost or market with cost being determined on a first-in, first-out basis. Inventories consist of the following at September 30, 2004 and December 31, 2003:

                                                 September 30,             December 31,
                                                     2004                      2003
                                                  (unaudited)
                                               ------------------      ----------------------
         Raw materials                    $            1,151,881    $              1,202,711
         Work in process                                 701,915                     561,008
         Finished goods                                1,284,233                     725,111
         Reserve for obsolescence                       (171,000)                   (158,000)
                                               ------------------      ----------------------
                                          $            2,967,029    $              2,330,830
                                               ==================      ======================


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

         During the year ended December 31, 2001, EP MedSystems consummated the private sale and issuance of Series A convertible preferred stock to Medtronic, Inc. ("Medtronic"). In 2002, Medtronic converted a portion of its preferred stock into shares of common stock of the Company. At September 30, 2004 and December 31, 2003, Medtronic, Inc. held 373,779 of the Company's Series A Preferred Shares which are convertible into 387,946 shares of common stock of the Company at the option of Medtronic or the Company in accordance with the terms of the agreement with Medtronic. The Series A Preferred Shares have a liquidation preference of $2.048 per share.

COMMON STOCK

         EP MedSystems is authorized to issue 30,000,000 shares of common stock, no par value, $.001 stated value per share, of which a total of 23,524,316 and 23,098,179 shares were outstanding at September 30, 2004 and December 31, 2003, respectively.

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

         In May of 2004, the Company engaged a physician as a consultant to head its clinical affairs department. In connection with that agreement, the Company issued 10,000 shares of the Company's common stock to the physician and granted the physician an option to purchase 10,000 shares of the Company's common stock which vests twelve months from the date of grant. Also in connection with the agreement, the Company granted the physician an option to purchase 40,000 shares of the Company's common stock which vests in equal installments over five years. The exercise price of each of the options was the fair market value of the Company's common stock on the date of the grant. The transactions were accounted for in accordance with Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." The fair value was measured using the Black-Scholes option pricing model under Statement of Financial Accounting Standard No. 123.

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

         During the second quarter of 2004, in connection with a separation agreement with one of the Company's employees, there was an acceleration of the vesting of certain options. In connection with the accelerated vesting, the Company recorded an expense in accordance with FIN 44, "Accounting for Certain Transactions involving Stock Compensation."

         Except as noted above, had compensation costs for EP MedSystems' stock option plans been determined consistent with SFAS No. 123 "Accounting for Stock-Based Compensation", EP MedSystems' proforma net loss and loss per share for the three and nine months ended September 30, 2004 and 2003 would have been as follows:

                                                                                           FOR THE THREE
                                              FOR THE NINE MONTHS                          MONTHS ENDED
                                              ENDED SEPTEMBER 30,                          SEPTEMBER 30,
                                            2004               2003                   2004               2003
                                            ----               ----                   ----               ----

   Net loss, as reported                   $(3,924,368)       $(5,859,542)             $(710,160)       $(2,001,638)

Deduct:  Total stock-based
employee compensation expense
determined under fair value based
method for all options
                                              (456,709)          (350,178)              (174,510)          (134,408)
                                      ------------------ ------------------     ------------------ ------------------

Pro forma net loss                         $(4,381,077)       $(6,209,720)             $(884,670)       $(2,136,046)
                                      ================== ==================     ================== ==================

Earnings per share:
    Basic and diluted - as
    reported                                    $(0.17)            $(0.33)                $(0.03)            $(0.11)
                                      ------------------ ------------------     ------------------ ------------------
    Basic and diluted - pro
    forma                                       $(0.19)            $(0.35)                $(0.04)            $(0.11)
                                      ------------------ ------------------     ------------------ ------------------


NOTE 6. SALE OF STATE NET OPERATING LOSSES

         During the nine months ended September 30, 2004 and 2003, EP MedSystems received approximately $398,000 and $438,000, respectively, from the sale of a portion of its cumulative unused New Jersey State Net Operating Loss ("State NOL") carryforwards for its statutory subsidiaries. The sales of the cumulative net operating losses are a result of a New Jersey State law enacted January 1, 1999 allowing emerging technology and biotechnology companies to transfer or "sell" their unused State NOL carryforwards and New Jersey research and development tax credits to any profitable New Jersey company qualified to purchase them for cash. As of December 31, 2003 and 2002, EP MedSystems had recorded approximately $398,000 and $438,000, respectively, in deferred tax assets related to these sales. These deferred tax assets were realized upon receipt of cash from the sales of these benefits to third parties in the nine months ended September 30, 2004 and 2003.

NOTE 7. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

         EP MedSystems manages its business based on one reportable segment, the manufacture and sale of cardiac electrophysiology products. EP MedSystems' chief operating decision-makers use consolidated results to make operating and strategic decisions.

         The following table sets forth product sales by geographic segment for the nine months ended September 30, 2004 and 2003.

                                              FOR THE NINE MONTHS
                                              ENDED SEPTEMBER 30,
                                              2004                 2003
                                              ----                 ----
United States                                8,708,000            $3,842,000
Europe/Middle East                           1,736,000             1,944,000
Asia and Pacific Rim                           705,000             1,010,000
                                               -------             ---------
                                            11,149,000            $6,796,000
                                            ==========            ==========

         Sales of EP MedSystems' cardiac electrophysiology equipment and related catheters aggregated approximately $10,084,000 and $1,065,000 respectively, for the nine months ended September 30, 2004, and $5,972,000 and $824,000, respectively, for the comparable period in 2003. EP MedSystems' long-lived assets are primarily located in the U.S.

         Net sales for the nine months ended September 30, 2004 were billed in two currencies: $10,646,000 in U.S. dollars and the equivalent of $503,000 in Euros. Management has determined the impact of foreign currency risk on sales to be minimal since a majority of sales are billed in U.S. dollars. EP MedSystems does incur translation gains/losses, which are recorded in shareholders' equity. Cumulative translation losses amounted to approximately $172,000 as of September 30, 2004. In addition, EP MedSystems had not entered into any derivative financial instruments for hedging or other purposes.

NOTE 8. NET LOSS PER SHARE

         Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding. Due to the losses incurred for the quarter, diluted net loss per share does not differ from basic net loss per share, since potential shares of common stock issuable upon the exercise of stock options, warrants, convertible preferred shares, and convertible debt are anti-dilutive for all periods presented. Accordingly, potential common shares of 4,928,831 and 3,918,589 as of nine months ended September 30, 2004 and 2003, respectively, have been excluded from the diluted per share calculation.

NOTE 9. COMPREHENSIVE INCOME

         For the three and nine months ended September 30, 2004 and 2003, EP MedSystems' comprehensive loss consisted of net loss and foreign currency translation adjustments. The comprehensive losses for the three months ended September 30, 2004 and 2003 were approximately $724,000 and $1,992,000, respectively. The comprehensive losses for the nine months ended September 30, 2004 and 2003 were approximately $3,918,000 and $5,946,000, respectively.

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

         In March 2004, the EITF reached a consensus on Issue 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share." The EITF explained how to determine whether a security should be considered a "participating security" for purposes of computing earnings per share and how earnings should be allocated to a participating security when using the two-class method for computing basic earnings per share. The adoption of this standard did not have a material effect on our earnings per share calculations for the periods presented in this report.

         At its September 29-30, 2004, meeting, the FASB reached a conclusion on Emerging Issues Task Force (EITF) Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share", that contingently convertible debt instruments will be subject to the if-converted method under FASB Statement No. 128 (SFAS No. 128), EARNINGS PER SHARE , regardless of the contingent features included in the instrument. Under current practice, issuers of contingently convertible debt instruments exclude potential common shares underlying the debt instruments from the calculation of diluted earnings per share until the market price or other contingency is met. Due to the losses incurred for the quarter, diluted net loss per share does not differ from basic net loss per share, since potential shares of common stock issuable upon the conversion of the convertible debt are anti-dilutive for all periods presented. EITF 04-8 could have a future impact on the Company's results of operations in the event that the potential shares of common stock issuable upon conversion of the convertible debt were included in the diluted earnings per share calculation. The effective date for Issue 04-8 is for reporting periods ending after December 15, 2004

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

         In 2003, we received the following product approvals or market clearances:

   Product                                      Regulatory Body
   -------                                      ---------------
ViewMate(R)                                     FDA and European Notified Body

ALERT(R) Companion II energy source             FDA

ALERT(R) CS/RA catheter set                     European Notified Body

ALERT(R) Deflectable CS                         European Notified Body
catheter

Integration of the EP-WorkMate(R)               FDA
with Boston Scientific's
RPM RealTime Position
Management(TM) System

         In 2004, we received market clearance from the FDA for our line of deflectable diagnostic catheters. A deflectable catheter allows the physician to deflect its tip to steer the catheter into certain vessels and areas of the heart, which would be difficult with a fixed curve catheter. In addition, we received FDA market clearance for our new EP-4(TM) Computerized Cardiac Stimulator. The EP-4(TM) is an improvement over our existing EP-3(TM) technology allowing for constant current, elimination of a battery and two or four channel stimulation. In September 2004, the Company received market clearance from the FDA for a constant voltage EP-4(TM) Stimulator.

         Our core diagnostic product is the EP-WorkMate(R), a computerized electrophysiology workstation that monitors displays and stores cardiac electrical activity and arrhythmia data. The EP-WorkMate(R) offers, among other features, display and storage of up to 192 intracardiac signals, real-time diagnosis, analysis and integration with our own proprietary systems, such as our EP-3(TM) and EP-4(TM) Stimulators, as well as with those of market leaders, such as the RPM(TM) RealTime Position Management(TM) navigation system, and with other technologies and systems. Late in the third quarter of 2003, we received FDA market clearance to sell the EP-WorkMate(R) integrated with Boston Scientific Corporation's RPM(TM) RealTime Position Management(TM) System. This approval was the culmination of a strategic joint development project between Boston Scientific Corporation and EP Med. It is the only EP recording system on the market to integrate advanced recording and stimulation with anatomic modeling, advanced mapping and 3-D navigation features, allowing electrophysiology studies to be more efficient and user friendly. Both the EP-3(TM) and the EP-4(TM) Stimulator are computerized signal generators and processors which, when integrated with the EP-WorkMate(R), are used to stimulate the heart with electrical impulses in order to locate arrhythmia. For the nine months ended September 30, 2004 and 2003, the EP-WorkMate(R), the RPM(TM) RealTime Position Management(TM) System, the EP-3(TM) and the EP-4(TM) Stimulator accounted for approximately 87% and 88%, respectively, of our total sales. We also market a line of diagnostic electrophysiology catheters for stimulation and sensing of electrical signals during electrophysiology studies, which represented approximately 3% and 5% of our total sales revenues for each of the nine months ended September 30, 2004 and 2003, respectively.

         We have also developed a product for the treatment of atrial fibrillation known as the ALERT(R) System, which uses a patented electrode catheter to deliver measured, variable, low-energy electrical impulses directly to the inside of the heart to convert atrial fibrillation to a normal heart rhythm. We have obtained Class III Design Examination Certification from a European Notified Body allowing us to label the ALERT(R) System with a CE Mark, an international symbol of adherence to quality assurance standards, design reviews and hazard analysis, which permits us to sell the ALERT(R) System in the European Community. In September 2003, we received pre-market approval to sell the ALERT(R) Companion II in the United States. Sales of the ALERT(R) System and related catheters accounted for approximately 5% and 7% of our total sales revenues for the nine months ended September 30, 2004 and 2003, respectively.

         We have also developed the ViewMate(R) intracardiac ultrasound catheter system including the ViewMate(R) ultrasound imaging console and ViewFlexTM intracardiac imaging catheters. These products offer high-resolution, real-time ultrasound capability designed to improve a physician or clinician's ability to visualize inside the chambers of the heart. We believe the ViewMate(R) Ultrasound System may play an important role for a broad range of potential applications in electrophysiology and cardiology. In April of 2003, we received CE approval to market the ViewMate(R) in Europe. In October 2003, we received FDA market clearance to sell the ViewMate(R) System in the United States. Sales of the ViewMate(R) system and related ViewFlex(TM) catheters accounted for approximately 5% of our total sales revenues in the nine months ended September 30, 2004.

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

         We have three sales channels: Direct sales to customers, sales to independent distributors, and sales to alliance partners. Our products do not require "installation" in the traditional sense, but the EP-WorkMate(R) does require a set up. For sales to alliance partners and distributor sales, a channel partner or distributor is responsible for all set-up of all electronic hardware products and we have no obligation after shipment of products to the distributors. For direct sales, the customer can perform the set-up on its own, however, EP Med personnel generally will assist customers in this process. The set-up process, which takes approximately 1-2 hours to complete, is usually performed within the week of shipment and primarily consists of assembling the workstation cart and plugging in the monitors, printer, isolation transformer, and the EP-4(TM) Stimulator to the main computer. This process does not impact our standard payment terms. For sales to distributors, payment terms are defined in the distributor agreements as 100% of the purchase price being due 30-60 days after shipment. For direct sales, payment terms are agreed in advance of the sale and generally require a 50% deposit prior to shipment, with the balance due 30-60 days after shipment.

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

         A different method for accounting for employee stock option grants is the fair value method. Under the fair value method, a company is required to determine the fair value of options granted to employees based on an option pricing model which incorporates such factors as the current stock price, exercise prices of the options, expected volatility of future movements in the price of the underlying stock, risk-free interest rates, the term of the options and any dividends expected to be paid. The fair value determined under this method is then amortized over the vesting period of the related options. Had we chosen to account for employee stock options using the fair value method, we would have recorded additional stock based compensation expense of approximately $457,000 and $350,000 for the nine months ended September 30, 2004 and 2003, respectively.

RESULTS OF OPERATIONS.

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003.

         The Company had net sales of $11,149,000 for the nine months ended September 30, 2004 as compared to $6,796,000 for the comparable period in 2003. This $4,353,000 (or 64%) increase was primarily due to new product sales of approximately $3,302,000, which includes sales of ViewMate(R) consoles, ViewFlex(TM) catheters, EP-4(TM) Stimulator, EP-WorkMate(R) integrated with Boston Scientific Corporation's RPM(TM) Technology and sales of RPM(TM) upgrades into our installed base, as well as an increase in sales in our base business products.

         Gross profit on sales for the nine months ended September 30, 2004 was $6,485,000 as compared with $3,443,000 for the same period in 2003. Gross profit as a percentage of sales increased from 51% to 58%, primarily due to an increase in sales of new products within the United States where overall margins are higher, and higher sales covering fixed manufacturing costs.

         Sales and marketing expenses increased $1,876,000 (47%) to $5,857,000 for the nine months ended September 30, 2004 as compared to the same period in 2003. This increase was a result of higher commissions, salaries, travel and recruiter fees as a result of higher overall sales in 2004 and an increase in headcount in connection with the launch of new products. Additional product launch costs include higher spending on U.S. and international conventions, training, and marketing costs. We anticipate continuing to invest in sales and marketing in connection with the product launches. Lastly, the launch of our new clinical affairs department in the second quarter of 2004 also contributed to an increase in sales and marketing expenses. We anticipate this department will assist in the marketing of our new and existing products, expand the overall claims of our new products and provide additional strategic direction from the physician's perspective.

         General and administrative expenses increased $458,000 (or 25%) to $2,277,000 for the nine months ended September 30, 2004 as compared to the same period in of 2003. This increase in general and administrative expenses was primarily due to an increase in noncash expenses for the amortization of deferred financing fees of $119,000 and fluctuations in foreign currency of $139,000. In addition, expenses in connection with being a public company increased significantly in the first nine months of 2004. Business insurance expenses increased $64,000. Director's fees increased $22,000 and investor relations expenses were higher by $57,000.

         Research and development expenses decreased $53,000 (or 3%) to $1,769,000 for the nine months ended September 30, 2004 as compared to the same period in 2003. The decrease was primarily due to a reduction in headcount causing lower salaries and benefits totaling $125,000, offset by a slight increase in spending to conclude the research and development of the EP-4(TM), innovations to existing products, legal costs associated with patents and costs to outsource certain product lines. Costs for research and development can fluctuate on a quarter-by-quarter basis depending on status of projects and intellectual property strategies.

         Interest expense increased $313,000 to $506,000 for the nine months ended September 30, 2004 as compared to the same period in 2003. This was the result of the interest expense related to the convertible note issued to Laurus including accretion of note discount of $183,000 and amortization of beneficial conversion of $210,000, offset by a reduction in expense from payoff of the note payable to Medtronic. For the nine months ended September 30, 2003, EP MedSystems recorded a non-cash interest expense, debt conversion in connection with the conversion of the $1,000,000 convertible promissory bridge notes issued to EGS, which converted into common stock of the Company on January 31, 2003.

THREE MONTHS ENDED SEPTEMBER 30, 2004 VERSUS SEPTEMBER 30, 2003

         Net sales were $4,677,000 for the three months ended September 30, 2004, as compared to $2,167,000 for the comparable period in 2003. This $2,510,000 (or 116%) increase is primarily due to new product sales in the United States of approximately $1,025,000, which includes sales of ViewMate(R) Consoles, ViewFlex(TM) catheters, EP-4(TM) Stimulator, EP-WorkMate(R) integrated with Boston Scientific Corporation's RPM(TM) Technology and sales of RPM(TM) upgrades into our installed base, as well as an increase in sales in our base business products.

         Gross profit on sales for the three months ended September 30, 2004 was $2,802,000, as compared to $1,079,000 for the same period in 2003. The gross profit increased as a percentage of sales from 50% to 60%, due to sales of new products in the United States, discussed above and higher sales covering fixed manufacturing costs. Sales margins in the United States are higher than the rest of the world.

         Sales and marketing expenses increased $781,000 (or 57%) to $2,156,000 for the three months ended September 30, 2004, as compared to the same period in 2003. This increase was a result of higher commissions, salaries, travel and recruiter fees as a result of higher overall sales in 2004 and an increase in headcount in connection with the launch of new products. Additional product launch costs include higher spending on training and marketing costs. We anticipate continuing to invest in sales and marketing in connection with the product launches. Lastly, the launch of our new clinical affairs department in the second quarter of 2004 also contributed to an increase in sales and marketing expenses. We anticipate this department will assist in the marketing of our new and existing products, expand the overall claims of our new products and provide additional strategic direction from the physician's perspective.

         General and administrative expenses decreased $11,000 (or 1%) to $716,000 for the three months ended September 30, 2004, as compared to the same period in 2003. This was primarily due to an increase in noncash expenses for the amortization of deferred financing fees of $31,000 which was offset by fluctuations in foreign currency of $43,000.

         Research and Development costs decreased $107,000 (or 17%) to $531,000 for the three months ended September 30, 2004 as compared to the same period in 2003. The decrease was due to lower spending in legal fees related to intellectual property and a reduction in salaries due to lower head count in 2004, and was offset by additional spending to conclude the research and development of the EP-4(TM) and innovations to existing products. Costs for research and development can fluctuate on a quarter-by-quarter basis depending on status of projects and intellectual property strategies.

         Interest expense increased $33,000 for the three months ended September 30, 2004, as compared to the same period in 2003. This was the result of the interest expense related to the convertible note issued to Laurus including accretion of note discount of $35,000 and amortization of the beneficial conversion of $45,000, offset by a reduction in expense from the payoff of the note payable with Medtronic.

         In 2003, the Company recorded a $1,000,000 non-cash charge to interest expense, debt conversion in connection with the conversion of the convertible promissory bridge notes as a result of certain beneficial conversion features and the intrinsic value of embedded conversion options within the promissory notes.

LIQUIDITY AND CAPITAL RESOURCES

         Since our incorporation in January 1993, our expenses have exceeded sales, resulting in an accumulated deficit of approximately $38.2 million at December 31, 2003 and approximately $42.1 million at September 30, 2004.

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

         During the year ended December 31, 2001, we consummated the private sale and issuance of our Series A convertible preferred stock to Medtronic, Inc. ("Medtronic"). In 2002, Medtronic converted a portion of its preferred stock into shares of our common stock. At September 30, 2004 and December 31, 2003, Medtronic held 373,779 of our Series A Preferred Shares which are convertible into 387,946 shares of our common stock at the option of Medtronic or us in accordance with the terms of the agreement with Medtronic.

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

         The portion of the Laurus Convertible Note against which Laurus advances funds based on our accounts receivable bears interest at the prime rate, with a floor of 4%, which is an effective interest rate of approximately 17% (including accretion of discount and amortization of beneficial conversion feature), and the balance (the "Advance Amounts") bears interest at the prime rate plus 2%. One half of Advance Amounts outstanding on February 28, 2005 (approximately $788,000 as of September 30, 2004) is required to be repaid on or before February 28, 2005. The remaining balance of the Advance Amounts outstanding on the date of the closing is required to be repaid on or before August 28, 2006. Subject to certain rights of cancellation, we may extend the Laurus credit facility, on a year-by-year basis, commencing August 28, 2006. We may repay in cash, without penalty, up to $500,000 of the Laurus Convertible
Note in any one calendar year, plus all Advance Amounts.

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

         In October 2003, we registered, under the Securities Act of 1933, as amended, 1,500,000 shares of our common stock which may be received by Laurus upon conversion of the Laurus Convertible Note and exercise of the Warrant, and the remaining 293,628 of such shares were registered in November 2004. In accordance with the provisions of Emerging Issues Task Force (EITF) Issue 00-27, "Application of EITF Issue No. 98-5 `Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios', to Certain Convertible Securities", the allocated value of the Laurus Convertible Note contained a beneficial conversion feature calculated based on the difference between the effective conversion price of the proceeds allocated to the Laurus Convertible Note and the Warrants at the date of issuance. The amount arising from the beneficial conversion feature aggregated approximately $486,000 and is being amortized as interest expense from the date of the issuance of the Laurus Convertible Note to the mandatory redemption date of August 28, 2006. We valued the Laurus Convertible Note and the Warrants at issuance. The fair value of the Warrants at the time of issue was $407,500. In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," we marked the Warrants to market at September 30, 2003 incurring a non-cash charge of $264,000. The registration rights agreement associated with the Laurus Convertible Note was amended on November 25, 2003 and, as a result, the amount associated with the warrants was transferred to equity. We marked the Warrants to market at the date of the amendment which reduced the overall expense to $210,750 for the year ended December 31, 2003. The net carrying value of the Laurus Convertible Note, after allocation of the fair value of the Warrants, is being accreted to interest expense over the life of the agreement using the effective interest method.

         On December 26, 2003, we completed an $8,200,000 private placement of our common stock to various accredited investors whereby we issued 3,200,000 shares of our common stock at a purchase price of $2.56 per share.

         In May of 2004, the Company engaged a physician as a consultant to head our clinical affairs department. In connection with that agreement, the Company issued 10,000 shares of the Company's common stock to the physician and granted the physician an option to purchase 10,000 shares of the Company's common stock which vests twelve months from the date of grant. Also in connection with the agreement, the Company granted the physician an option to purchase 40,000 shares of the Company's common stock which vests in equal installments over five years. The exercise price of each of the options was the fair market value of the Company's common stock on the date of the grant. The transactions were accounted for in accordance with Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." The fair value was measured using the Black-Scholes option pricing model under Statement of Financial Accounting Standard No. 123.

         Net cash used in operating activities for the nine months ending September 30, 2004 increased $1,499,000 as compared to the same period in 2003. The increase in our net use of cash in operations during 2004 was primarily due to our net loss, an increase in inventory and a decrease in accrued expenses. Inventory on hand increased as a result of the number of new product lines approved in the second half of 2003 and accrued expenses decreased with the payment of accrued interest to Medtronic. Capital expenditures were $98,000 for the nine months ended September 30, 2004 as compared to $103,000 in 2003. We expect to purchase capital equipment in 2004 as we grow, however, we currently do not have any commitments for purchases. We lease office space and certain office equipment under operating leases.

         Assets decreased $6,361,000 from $21,661,000 at December 31, 2003 to $15,300,000 at September 30, 2004. The change in assets was due to a number of factors. Cash and cash equivalents, including restricted cash, decreased by $6,466,000 from $12,249,000 at December 31, 2003 to $5,783,000 at September 30,
2004, mainly due to the repayment of the Medtronic debt and accrued interest of approximately $2,920,000. Prepaid expenses and other assets, both short and long term, decreased approximately $485,000. The decrease in these balance sheet items was primarily a result of the reduction of both the deferred offering costs and the beneficial conversion feature in connection with the convertible note of $131,000 and $210,000 respectively.

         Liabilities decreased approximately $3,581,000 from $10,035,000 at December 31, 2003 to $6,454,000 at September 30, 2004. This decrease was primarily due to the repayment of approximately $2,920,000 in principal and interest to Medtronic in February 2004.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         (a) On May 21, 2004, the Company entered into a Senior Medical Advisor Consulting Agreement with Sanjeev Saksena, M.D. whereby the Company agreed to issue shares of our common stock and grant options to purchase shares of our common stock to Dr. Saksena as consideration for the services provided by Dr. Saksena pursuant to the agreement. In June 2004, we issued 10,000 shares of our common stock to Dr. Saksena. On June 15, 2004, Dr. Saksena was granted an option to purchase 10,000 shares of our common stock, pursuant to the terms of the agreement and our 2002 Stock Option Plan, at an exercise price of $3.03 per share, which was the fair market value of our common stock on the date of grant. This option vests on May 20, 2005. On July 22, 2004, Dr. Saksena was granted an option to purchase 40,000 shares of our common stock, pursuant to the terms of our 1995 Long Term Incentive Plan, at an exercise price of $3.15 per share, which was the fair market value of our common stock on the date of grant. The option vests at a rate of 8,000 shares per year for five years. The shares were issued and options were granted in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         (b) Not applicable.

         (c) Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

         The exhibits are listed in the Exhibit Index appearing at page 28 herein.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  EP MEDSYSTEMS, INC.
                                                  (Registrant)

Date: November 12, 2004                  By:      /s/  Reinhard Schmidt
      -------------------                         ---------------------
                                                  Reinhard Schmidt
                                                  President and Chief Executive
                                                  Officer and Director
                                                  (Principal Executive Officer)


Date: November 12, 2004                  By:      /s/ Matthew C. Hill
      -------------------                         -------------------
                                                  Matthew C. Hill
                                                  Chief Financial Officer
                                                 (Principal Financial and
                                                  Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------

   Exhibit Number                  Description
  ----------------                --------------
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