Form 10KSB
period 2004-12-31
EP MEDSYSTEMS INC
filed 2005-03-31
CIK 1012394

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
         (Mark one)
 X       Annual Report Under Section 13 or 15(d) of the Securities Exchange Act
---      of 1934

         For the fiscal year ended:  DECEMBER 31, 2004

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended December 31, 2004 were $16,368,609.

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the issuer's common stock on March 28, 2005 as reported on the Nasdaq SmallCap Market, was approximately was approximately $67,026,418. (Reference is made to pages 57-60 herein for a statement of assumptions upon which the calculation is based.) This determination status is not necessarily conclusive for determination for other purposes.

As of March 28, 2005, there were outstanding 25,814,176 shares of the issuer's common stock, no par value, stated value $.001 per share.

Transitional Small Business Disclosure Format (check one):
         [    ]  Yes       [  X  ] No

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

          In addition to historical information, this Annual Report on Form 10-KSB for EP MedSystems, Inc. ("EP Med", "we", "us") contains forward-looking statements relating to such matters as anticipated financial and operational performance, business prospects, technological developments, results of clinical trials, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. We emphasize to you that a variety of factors could cause EP Med's actual results and experience to differ materially from the anticipated results or other expectations expressed in the EP Med's forward-looking statements. When we use the words or phrases "believe," "anticipate," "expect," "intend," "will likely result," "estimate," "project" or similar expressions in this Annual Report on Form 10-KSB, we intend to identify such forward-looking statements, but they are not the exclusive means by which such statements are made. The forward-looking statements are only expectations and/or predictions which are subject to risks and uncertainties, including the significant factors discussed herein under "Risk Factors" and general economic, market or business conditions, opportunities or lack of opportunities that may be presented to EP Med, competitive actions, changes in laws and regulations and other matters discussed herein in the sections entitled "Item 1 - Description of Business," and "Item 6 - Management's Discussion and Analysis or Plan of Operation" and elsewhere.

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

                                   FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 2004
                                TABLE OF CONTENTS


Item
Number                                                                                                 Page

                                     Part I.

1.       Description of Business ........................................................................1
2.       Description of Property........................................................................15
3.       Legal Proceedings..............................................................................16
4.       Submission of Matters to a Vote of Security Holders............................................16

                                    Part II.

5.       Market for Common Equity and Related Stockholder Matters.......................................18
6.       Management's Discussion and Analysis or Plan of Operation......................................20
7.       Financial Statements...........................................................................45
8.       Changes in and Disagreements With Accountants
         on Accounting and Financial Disclosure.........................................................45
8A.      Controls and Procedures........................................................................45
8B.      Other Information..............................................................................45

                                    Part III.

9.       Directors, Executive Officers, Promoters and Control Persons; Compliance
         with Section 16(a) of the Exchange Act.........................................................46
10.      Executive Compensation.........................................................................50
11.      Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters................................................................57
12.      Certain Relationships and Related Transactions.................................................61
13.      Exhibits.......................................................................................61
14.      Principal Accountant Fees and Services.........................................................61


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

          We were incorporated in New Jersey in January 1993 and operate in a single industry segment. We develop, manufacture and market a broad-based line of products for the cardiac rhythm management, or electrophysiology (EP), market which are used to diagnose, monitor, visualize and treat irregular heartbeats known as arrhythmias. Since our inception, we have acquired technology, developed new products and begun to market various electrophysiology products, including the EP-WorkMate(R) electrophysiology work station integrated with RPM(TM) RealTime Position Management(TM) navigation technology, the EP-3(TM) Stimulator, EP-4(TM) Computerized Cardiac Stimulator, diagnostic electrophysiology catheters (including our unique one-piece catheter), the ALERT(R) System (including the ALERT(R) Companion II and ALERT(R) family of internal cardioversion catheters), the ViewMate(R) intracardiac ultrasound catheter system and related disposable supplies.

          Cardiac electrophysiology evaluates the electrical system of the heart and is mainly concerned with studying the cause and treatment of abnormalities in the heart's rhythm. Cardiac arrhythmias are caused by disturbances in the electrical activation of the heart muscle that ultimately cause the heart to pump less efficiently. Cardiac rhythm disorders result in more than 1.2 million hospitalizations and 400,000 deaths each year in the United States, and account for about 20% of all chronic heart conditions. These conditions are diagnosed and treated by electrophysiologists and cardiologists who specialize in the diagnosis and treatment of cardiac arrhythmias.

          We have identified the diagnosis and treatment of atrial fibrillation, a particular type of arrhythmia, as an area of interest for our ongoing development, clinical and sales efforts. Atrial fibrillation is a condition where waves of energy collect within the atria, the upper chambers of the heart, causing erratic electrical signals that prevent the atria from providing appropriate blood flow output. Atrial fibrillation is the most prevalent type of abnormal heart rhythm and is estimated to afflict over 5,000,000 people worldwide (of whom approximately 2,000,000 live in the United States) with an estimated 300,000 to 400,000 new cases diagnosed each year. Although not immediately life-threatening, patients with atrial fibrillation may exhibit symptoms which include palpitations, fatigue and dizziness. Atrial fibrillation is linked to a significantly increased risk of stroke and to a diminished lifestyle due to decreased cardiac output. We have developed three product platforms to address this and other markets.

          Our core product is the EP-WorkMate(R), a computerized electrophysiology workstation that monitors displays and stores cardiac electrical activity and arrhythmia data. The EP-WorkMate(R) offers, among other features, display and storage of up to 192 intracardiac signals, real-time diagnosis, analysis and integration with our own proprietary systems, such as our EP-3(TM) Stimulator and the new EP-4(TM) Stimulator, as well as with those of market leaders, such as Boston Scientific Corporation's RPM(TM) RealTime Position Management(TM) navigation system, and with other technologies and systems. Late in the third quarter of 2003, we received U.S. Food and Drug Administration (the "FDA") market clearance to sell the EP-WorkMate(R) integrated with Boston Scientific Corporation's RPM(TM) RealTime Position Management(TM) System. This approval was the culmination of a strategic joint development project between the two companies. It is the only EP recording system on the market to integrate advanced recording and stimulation with anatomic modeling, advanced mapping and 3-D navigation features, allowing electrophysiology studies to be more efficient and user friendly. In March of 2004, we received FDA market clearance to sell the EP-4(TM) Computerized Cardiac Stimulator. The EP-4(TM) improves performance over the previous generation EP-3(TM) by adding two additional channels and is a platform for expanded capabilities. The EP-3(TM) and EP-4(TM) Stimulators are computerized signal generators and processors which, when integrated with the EP-WorkMate(R), are used to stimulate the heart with electrical impulses in order to locate arrhythmias. We believe that the EP-WorkMate(R), when integrated with the EP-4(TM) Stimulator, offers the most advanced computer system available to the electrophysiology market.

          We have also developed the ViewMate(R) intracardiac ultrasound catheter system consisting of ViewMate(R) ultrasound imaging console and Viewflex(TM) intracardiac imaging catheters. These products offer high-resolution, real-time ultrasound capability designed to improve a physician's or clinician's ability to visualize the inside of the chambers of the heart. We believe that the ViewMate(R) ultrasound system may play an important diagnostic role for a broad range of potential applications in electrophysiology and cardiology. In April 2003 we received CE approval to market the ViewMate(R) in Europe and in October 2003, we received FDA market clearance to sell the ViewMate(R) System in the United States.

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

COMPANY STRATEGY

          The mission of EP MedSystems, Inc. is to develop, manufacture and market the most technologically advanced diagnostic, therapeutic and visualization solutions to the cardiac rhythm management marketplace. Our strategy is to position our products as the platform of choice for electrophysiologists and cardiologists by making the systems user friendly and technologically advanced, and by integrating the products with the latest technology. We believe that we have developed a reputation for innovation, quality and service in the area of electrophysiology.

          USE CORE PRODUCTS AS A PLATFORM FOR GROWTH. We believe the EP-WorkMate(R) is the platform for all future EP technology. This diagnostic workstation is at the center of today's EP lab, and we have over 800 WorkMates(R) installed worldwide. Our objective is to leverage this installed base, with our new products as well as with upgrades of innovative technologies in a cost-effective manner, to hospitals around the globe.

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

          EXPAND CLINICAL APPLICATIONS OF NEW PRODUCTS. We believe there are numerous potential applications for our new products. Potential applications for the ViewMate(R) intracardiac ultrasound catheter system include the following: minimally invasive repair or replacement of heart valves; removal of pacemaker leads; minimally invasive (catheter) repairs of atrial septal defects; catheter closure of patent foramen ovale; minimally invasive procedures to close off the left atrial appendage; and assistance in the optimal placement of left ventricular pacemaker leads in treating congestive heart failure. Potential applications for the ALERT(R) System include: replacement of external cardioversion in electrophysiology procedures with the approval and launch of the ALERT(R) CS/RA catheter system in the U.S.; and use of internal cardioversion in post-op and intensive care markets.

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

PRODUCTS

          In 2003, we added two new product platforms in the U.S. and expanded our core platform with the RPM(TM) RealTime Position Management(TM) System. In 2004, we initiated the launch of these products. Our products can be separated by technology into the categories described below for the diagnosis, treatment and visualization of cardiac arrhythmias.

ELECTROPHYSIOLOGY COMPUTER WORKSTATIONS, STIMULATORS AND 3D NAVIGATION AND MAPPING TECHNOLOGY (EP-WORKMATE(R), EP-4(TM) COMPUTERIZED CARDIAC STIMULATOR, RPM(TM) REALTIME POSITION MANAGEMENT(TM) SYSTEM)

          The EP-WorkMate(R) is a computerized electrophysiology workstation that monitors, displays and stores cardiac electrical activity and arrhythmia data. Electrophysiology workstations are dedicated data management systems designed specifically for use in electrophysiology procedures to view and record procedural data, facilitate data analysis and generate customized reports. The EP-WorkMate(R) offers, among other features, display and storage of up to 192 intracardiac signals, real-time analysis, including graphical and quantitative display of such data, superior ease of use and a single keyboard for all operations, as well as integration capacity with our own proprietary products, such as the EP-4(TM) Stimulator and other technologies and systems. The

EP-WorkMate(R) consists of a Dual Pentium(R) III processor with integral proprietary software, a proprietary signal-conditioning unit, two or three 21-inch high-resolution color monitors, an optical disk drive for data storage, a custom keyboard, catheter and catheter interface module and a laser printer. In addition, each EP-WorkMate(R) has an internal modem to provide a direct link between the purchaser and EP Med, facilitating field software support. The EP-WorkMate(R) is differentiated from competing products by (i) its seamless integration with the EP-4(TM) Stimulator, (ii) its storage capacity of up to 192 intracardiac signals, (iii) its ability to process and simultaneously display both real-time and historical electrophysiology activity and (iv) its simple, user friendly software based on a menu driven, point and click interface.

          Our EP-4(TM) Stimulator is a computerized electrical pulse signal generator and processor which, when integrated with the EP-WorkMate(R), is used to stimulate the heart with electrical impulses in order to locate electrical disturbances or arrhythmias. We believe the EP-4(TM) Stimulator is currently the only integrated computerized EP clinical stimulator being sold in the United States. It features automatic synchronization and rate controls as well as the same user interface as the EP-WorkMate(R). The EP-4(TM) Stimulator can be sold as a stand-alone electrophysiology stimulator or it can be integrated with the EP-WorkMate(R). We believe that the EP-WorkMate(R), when integrated with the EP-4(TM) Stimulator, offers the most advanced computer system available to the electrophysiology market.

          In September of 2002, we signed a joint development agreement with Boston Scientific Corporation to integrate our EP-WorkMate with their RPM(TM) RealTime Position Management(TM) system. It is the only EP recording system on the market to integrate advanced recording and stimulation, with anatomic modeling, advanced mapping and 3D navigation features, allowing electrophysiology studies to be more efficient and user friendly. We believe this gives us significant advantages in price and space utilization over competitors that sell two systems separately.

ULTRASOUND PRODUCTS

          We have identified intracardiac ultrasound imaging as a necessary adjunct to the advanced treatment of cardiac arrhythmias, especially for the treatment of atrial fibrillation and ventricular tachycardias. We also believe that ultrasound imaging may assist in the permanent implantation of pacemaker electrodes in the left side of the heart. Fluoroscopy imaging, the primary visual image used in electrophysiology today, is unable to identify anatomic structures of the heart (such as the ostium of the coronary sinus, the superior and inferior vena cava, pulmonary veins, valves, infarcts, and the fossa ovalis, among others) and is unable to assess lesions created by the physician. In addition, fluoroscopy imaging is not adept at assessing catheter placement in relation to certain anatomy. We believe that intracardiac ultrasound imaging may overcome these deficiencies, and that this is important in light of the increased complexity of newer electrophysiology procedures. Ultrasound imaging may well address many of the concerns about complications of using radio frequency energies to treat atrial fibrillation because of the proximity of the atria to the great vessels of the heart.

         We have developed an intracardiac ultrasound product line, which includes the ViewMate(R) ultrasound imaging console and Viewflex(TM) intracardiac imaging catheters. These products offer high resolution, real-time ultrasound capability designed to improve a physician's or clinician's ability to view the inside of the chambers and anatomic structure of the heart safely and accurately without the need to expose patients, physicians or clinicians to repeated x-ray radiation. The increased visualization is a result of having the catheter inside the heart itself, thereby having cardiac features in the near field or its area of highest image resolution and detail. By manipulating the catheter tip and its phased array ultrasound crystal, the physician or clinician will not only be able to visualize the entire heart but will also be able to direct the wedge-shaped ultrasound beam at specific areas of interest. Additionally, our color capability will allow verification of heart valve patency and blood flow direction and amount. We believe the ViewMate(R) Ultrasound System may play an important diagnostic role for a broad range of potential applications in electrophysiology and cardiology. In April 2003 we received CE approval to market the ViewMate(R) in Europe and in October 2003, we received FDA market clearance to sell the ViewMate(R) System in the United States.

THE ALERT(R) SYSTEM

          On November 27, 2002, we received pre-market approval from the FDA to sell the ALERT(R) System in the United States. We are the first to market with an FDA-approved catheter-based product for internal cardioversion. In October 2003, we received pre-market approval notification from the FDA on our supplement application for the ALERT(R) Companion II, a bi-phasic defibrillator to be used as a part of the catheter based ALERT(R) Internal Cardioversion System to treat atrial fibrillation.

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

          The ALERT(R) System represents a new approach to electrical cardioversion known as low-energy internal cardioversion, which uses a patented electrode catheter to deliver measured, variable, low-energy bi-phasic electrical impulses, programmable electrical energy, from one to 15 joules, directly to the inside of the heart to convert atrial fibrillation to normal heart rhythm. The ALERT(R) System is comprised of a single-use proprietary electrode catheter with two separate electrode arrays (the "ALERT(R) PA Catheter") and an external energy source (the "ALERT(R) Companion"). We are in the process of upgrading, repackaging and changing the manufacturer of the ALERT(R) Companion. The repackaged ALERT(R) Companion will have a similar
"look and feel" as our stimulator.

          The ALERT(R) CS/RA Catheter System replaces existing electrophysiology catheters, allowing the EP physician to perform not only routine diagnostic procedures with the patented CS/RA, but also to cardiovert atrial fibrillation to normal heart rhythm during the procedure. The ALERT(R) CS/RA Catheter System consists to two catheters, each placed within the heart, to be used together during an electrophysiology procedure to treat certain arrhythmias, including atrial fibrillation. The catheters are placed in the coronary sinus vessel and the right atrium to allow the physician to pace, record and cardiovert the heart. The ALERT(R) CS/RA Catheters are used in conjunction with the ALERT(R) Companion. In the second quarter of 2003, we received approval from the European Notified Body to sell the ALERT(R) CS/RA Catheters in Europe. We expect to file the pre-market approval supplement with the FDA in 2005, however, there can be no assurances that the pre-market approval supplement will be accepted or approved.

          The ALERT(R) TD Catheter, which incorporates thermodilution capability to the ALERT(R) pulmonary artery catheter, received CE Mark authorization. Thermodilution is a technique used to determine a patient's cardiac output by injecting a cold solution through the catheter into the blood stream and measuring blood temperature change over time with a thermistor mounted at the end of the catheter. This feature is expected to broaden the ALERT(R) applications to include the critical care and heart surgery markets by incorporating cardiac output measurement capability into the catheter. A separate, industry-standard 14k ohm thermistor connector facilitates catheter connection to existing cardiac output computers distributed by numerous manufacturers. This product is outside of our physician sales call point, and we believe there is an opportunity to license this technology to others who sell this product to physicians who would use this product.

DIAGNOSTIC CATHETER PRODUCTS

          We presently market a line of diagnostic electrophysiology catheters for stimulation and sensing of electrical signals during electrophysiology studies. Our diagnostic catheters are similar to others sold within the industry, with the exception of our one-piece catheter design which offers the physician unique recording capabilities. We offer numerous electrode/curve configurations of catheters. In April 2004, the Company received market clearance from the FDA for our line of deflectable diagnostic catheters. A deflectable catheter allows the physician to deflect its tip to steer the catheter into certain vessels and areas of the heart, which would be difficult with a fixed curve catheter.

CERTAIN PATENTS, TRADEMARKS AND LICENSES

          Our success and ability to compete depend, in part, upon our ability to protect our proprietary positions. Our policy is to protect our proprietary position by, among other methods, filing United States and select foreign patent applications to protect the technology that is important to the development of our business. Patents in force on June 8, 1995 are entitled to a patent term of the longer of 17 years from issuance or 20 years from the earliest filing date of the patent, while patents issuing thereafter are entitled to a term of 20 years from the earliest filing date. We currently hold (title to or rights under license or similar agreements to) 33 U.S. patents and patent applications filed with the Patent and Trademark Office. The last to expire of our patents will remain in effect until December 2024. We have also obtained certain patents in our principal overseas markets. The expiration dates on our patents range from 2013 to 2024.

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

LICENSES AND OTHER TECHNOLOGY AGREEMENTS

          We are also a party to certain license agreements which provide us with rights under selected patents of third parties with regard to technology we consider important to our business. Such license agreements are summarized below.

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

- Pursuant to an agreement, dated as of March 9, 1998, we purchased from Allan Willis an issued U.S. patent and related know-how and technology, relating to conductive adhesive bands for catheter electrodes used in our SilverFlex(R) catheters. The agreement provides that the purchase price for the technology is comprised of an initial payment of $20,000 and subsequent payments in the form of quarterly royalties equal to 1% of net revenues (as defined under the agreement) derived by us in respect of the sale or lease of the products covered by the technology and 50% of the net revenues received from our licensees or sublicensees in respect of product sales or leases, up to total aggregate royalty payments of $1 million. The agreement further provides that, as of January 1, 2002 through the date of expiration or declaration of invalidity of the patent, we shall either pay a minimum quarterly royalty of $3,000 or grant to Mr. Willis a non-exclusive, royalty-free license to the patent, including the right to sublicense to third parties. The agreement may be terminated by either party in the event of breach of a material obligation by the other party, which breach remains uncured for a period of 30 days after written notice thereof to the breaching party.

- Pursuant to an agreement, dated September 5, 2002, with Boston Scientific Corporation ("BSC"), we received a license from BSC to integrate their RPM(TM) Technology with our EP-WorkMate(R) to make, use, sell and distribute the integrated recording system. This agreement provides that, under certain conditions, the license becomes exclusive.

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

- In December 2003, we entered into a marketing agreement with Philips Medical Systems Nederland B.V., a subsidiary of Koninklijke Philips Electronics N.V., ("Philips") to sell our EP-WorkMate(R) system in combination with Philips' x-ray fluoroscopy product. Pursuant to the agreement, Philips will purchase certain products and parts from us, and will then resell these products and parts to their customers. In connection with the agreement, we granted Philips a personal, revocable, worldwide, non-exclusive right to sublicense our software and related products to customer end-users in the territory (as defined in the agreement). The purchase by Philips of our products will also confer on Philips, its affiliates, distributors, agents and customers an irrevocable, royalty-free, non-exclusive, non-transferable license in the territory under our patent applications, patents, copyrights, trade secrets, trademarks or other intellectual property rights we own or control, solely to market, sell, distribute or otherwise dispose of such products and service parts in accordance with the terms of the agreement. We have also granted Philips the right to use our trademarks, trade names and service marks during the term of the agreement. The agreement expires in December 2005, subject to certain renewal options, and can be terminated by Philips, subject to certain notice and cure periods, for certain reasons, including, among others, non-competitiveness, change of control and cause.

         We also rely upon technical know-how and continuing technological innovation to develop and maintain our position in the market, and we believe the success of operations will depend largely upon such know-how and innovation. We require employees and consultants to execute appropriate confidentiality agreements and assignments of inventions in connection with their employment or consulting arrangement with us. There can be no assurance that trade secrets will be established, that secrecy obligations will be honored or that competition will not independently develop superior or similar technology.

         We use various trademarks in association with marketing and sale of our products. The following trademarks include those which have been registered with the U.S. Patent and Trademark Office, and those which are unregistered trademarks of EP Med:

       REGISTERED TRADEMARKS: EP-WorkMate(R), ALERT(R) System, SilverFlex(R), ProCath(R), V-LERT(R), ALERT VT(R), ViewMate(R)

       UNREGISTERED TRADEMARKS: EP-3(TM) Stimulator, EP-4(TM) Computerized Cardiac Stimulator and Viewflex(TM)

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

          Our expenditures for research and development (which include expenditures for regulatory affairs and engineering) totaled approximately $2,470,000 and $2,566,000 for the years ending December 31, 2004 and 2003, respectively. During 2003, our principal research and development costs involved the ALERT(R) System and the ALERT(R) CS/RA catheter system clinical trials and regulatory approval process, efforts to develop and obtain regulatory approval of our line of the ViewMate(R) intracardiac ultrasound system, hiring of additional in-house engineering and technical support personnel and increased development work on existing products, including the EP-WorkMate(R) and electrophysiology catheters. Expenditures for these projects decreased as products were approved in late 2002 and throughout 2003 and 2004. Expenditures in 2004, consisted primarily of upgrades to existing product lines. Additionally, other research and development efforts are ongoing to develop new products, enhance existing products and lower production costs.

SALES, MARKETING AND DISTRIBUTION METHODS

DOMESTIC

          We primarily utilize our own direct sales and marketing force to sell and promote our products in the U.S. market. Within each hospital, the sales and marketing effort is directed at those physicians, primarily electrophysiologists, most likely to use our products. In September of 2002, we announced a purchasing agreement with Premier, Inc., a large group purchasing organization (GPO), for our EP-WorkMate(R) and catheter product lines. In December 2003, we signed a similar agreement with the GPO, Broadlane, Inc.

         We expect to expend considerable resources and effort to support the roll out of our new products, including the EP-WorkMate(R) integrated with RPM(TM), ViewMate(R) Intracardiac ultrasound system, ALERT(R) System and the ALERT(R) CS/RA, if and when the ALERT(R) CS/RA is approved in the U.S. by the FDA. Examples of the types of expenditures are physician/clinician training and education, promotional materials, sample products, demo and service equipment and increased direct sales and marketing expenses, among others.

STRATEGIC ALLIANCES

         We believe entering into strategic alliances with market leaders creates an efficient and effective sales channel for our core products and our new products in areas outside of electrophysiology, such as interventional cardiology and critical care. To facilitate this, we have entered into alliance agreements with Boston Scientific Corporation and Philips Medical.

INTERNATIONAL

          We utilize our own direct sales and marketing force, as well as sales agents, to sell and promote our products in France. Outside of the French market, we utilize a network of independent distributors to sell our products internationally. The distributor agreements specify territory, terms, products and minimum sales and can be terminated by both sides as agreed in the contract. While we do not consider any other distributor arrangement to be material to our business, we might not be able to replace existing distributors on a timely basis if present relationships are terminated. Further, we might not be able to make arrangements with new distributors to access new international markets and both current and future distributors might not be successful in actively and effectively marketing our products. We have branch offices in the United Kingdom and France and have set up a call center in Oss, Netherlands. We feel this favorably impacts distributor relationships and European service needs in a shorter response time and assists in additional promotion of our products in Europe. Our European offices are staffed with sales managers and an office manager. We expect to expend considerable resources and effort to support the sale of the EP-WorkMate(R) integrated with RPM(TM), ViewMate(R) and ALERT(R) CS/RA Systems in Europe. Examples of the types of expenditures are physician/clinician/distributor training and education, promotional materials, sample products and increased direct sales and marketing expenses, among others.

         No assurance can be given that either we or our distributors can successfully sell the EP-WorkMate(R) integrated with RPM(TM), ViewMate(R) or ALERT(R) CS/RA Systems or other products in Europe or elsewhere on terms acceptable to us, or at all. Foreign sales are subject to certain significant risks, including exchange rate fluctuations, local medical reimbursement issues, duties, tariffs and taxes, import restrictions, United States export control licensing requirements and related restrictions, laws and regulations, and other regulations, each of which could have a material adverse impact on our business, financial condition and results of operations.

CUSTOMERS

          Our products are sold to medical institutions and physicians in the United States and France which then bill various third-party payers, such as government programs and private insurance plans. See the Section entitled "Third-Party Reimbursement." Outside of the United States and Frances we sell to a network of distributors.

MANUFACTURING AND SOURCES OF SUPPLY

          We assemble our products at our West Berlin, New Jersey facility. Our engineers generally design our products and their functionality; however, certain critical components of our products are and will be obtained from outside sources. Examples of these components are computers, high-resolution monitors and laser printers that are typically available from more than one vendor. We also rely on third-party sources to manufacture critical components for the EP-4(TM) Stimulators, ViewMate(R) and its VewFlex(TM) catheter, ALERT(R) Companion, EP-WorkMate(R) and RPM(TM) Navigation System. Any interruption by these third-party sources in the supply of such products or components, as a result of any failure to obtain necessary regulatory approvals or other events relating to the performance of any third party source, would have a material adverse effect on our ability to deliver those products or the products in which such components are used, and could materially adversely impact our sales and gross margins. If any interruption were to occur, we may not be able to reach an acceptable arrangement with an alternative source of supply on a timely basis. Our failure to find alternative manufacturing sources could have a material adverse effect on our business, results of operations and financial condition. Vendors of raw materials are required to submit certificates of compliance to our specifications. The parts are inspected and tested upon receipt and when the components are assembled into a complete system prior to shipment.

         Our catheters are assembled and tested by us at our West Berlin, New Jersey facility prior to contract sterilization. The West Berlin, New Jersey facility is certified to the ISO-13485 Quality System Stardard that is recognized by the regulatory bodies in the EU, Canada and other countries. We have outsourced a portion of our diagnostic catheter manufacturing offshore in order to reduce our overall costs.

         Our West Berlin, New Jersey facility has no experience in large-scale manufacturing, and there can be no assurance that we will be successful in manufacturing products in significant volume. We believe that we have sufficient capacity to satisfy our current manufacturing needs. While we have signed a contract with a reputable company to manufacture our catheters offshore, there can be no assurances that this company can meet regulatory, capacity, scalability and cost concerns for us.

GOVERNMENT REGULATION

UNITED STATES

          Our West Berlin, New Jersey facility and the quality assurance procedures in effect at that facility are subject to good manufacturing practices ("GMP") regulations and quality system regulations promulgated by the FDA.

          We have pre-market approval from the FDA for the marketing and sale of the EP-WorkMate(R) and the EP-4 (TM) Stimulator in the United States.

          In 2002, we received pre-market approval from the FDA to sell the ALERT(R) System in the United States. In October of 2003, we received supplemental pre-market approval for the ALERT(R) Companion II.

          In the second quarter of 2003, the ALERT(R) CS/RA was approved for sale in Europe. We expect to file a pre-market approval supplement with the FDA to allow us to sell this product in the United States in 2005. While we expect the supplemental pre-market approval application to be approved, there are no assurances that we will be able to obtain this approval.

          In the third quarter of 2003, we filed a 510(k) for clearance to sell the EP-WorkMate(R) integrated with Boston Scientific's RPM(TM) RealTime Position Management(TM) system, and we received market clearance from the FDA in the same quarter.

          In the second quarter of 2003, we filed a 510(k) for approval to sell the ViewMate(R) intracardiac ultrasound system in the United States. We received that approval in the third quarter of 2003. We had already received approval to sell the product line in Europe in the second quarter of 2003.

          In March 2004, we received market clearance from the FDA to sell the EP-4(TM) Computerized Cardiac Stimulator in the United States, and we also received approval to sell the EP-4(TM) Computerized Cardiac Stimulator in Europe. In addition, we received market clearance from the FDA for our line of steerable diagnostic catheters.

          The process of obtaining and maintaining required regulatory approvals can be expensive, uncertain and lengthy, and there can be no assurance that we will ever obtain the approvals we seek. If such approvals are obtained, there can be no assurance that we will be able to maintain them. Delays in receipt of, or failure to receive, such approvals, the loss of previously received approvals, or failure to comply with existing or future regulatory requirements would have a material adverse effect on our business, financial condition and results of operations. Changes in existing requirements or adoption of new requirements also could have a material adverse effect on our business, financial condition, and results of operations.

          In addition, there can be no assurance that the FDA will not impose strict labeling requirements, onerous operator training requirements or other requirements as a condition of its pre-market approval, any of which could limit our ability to market our products.

INTERNATIONAL

          In order to market products in Europe and certain other foreign jurisdictions, we must obtain required regulatory approvals and clearances and otherwise comply with extensive regulations regarding safety and manufacturing processes and quality. These regulations, including the requirements for approvals or clearance to market and the time required for regulatory review, vary from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval and the requirements may differ. Foreign countries also often have extensive regulations regarding safety, manufacturing processes and quality that differ from those in the United States and must be met in order to continue sale of a product within the country. The European Economic Community has instituted the requirement that all medical products sold into the European Union comply with the Medical Device Directive which requires that all such products be labeled with the CE Mark. The CE Mark designation allows us to market that product in countries that are members of the European Union and the European Free Trade Association. There can be no assurance that we will be successful in maintaining the CE Mark certifications that we currently have or that we will be able to obtain the CE Mark certification on newly developed products.

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

          Our primary competitors in the production of catheters and disposable accessories are C.R. Bard Inc., EP Technologies, Inc. (a subsidiary of
Boston Scientific Corporation), Medtronic, Inc., Biosense Webster, Inc. (a subsidiary of Johnson & Johnson, Inc.) and Daig Corporation (a subsidiary of St. Jude Medical, Inc.). In the computerized electrophysiology workstation and electrophysiology stimulator market, our main competitors are Marquette-Prucka (a division of General Electric) and C.R. Bard Inc. For intracardiac ultrasound, we compete with Acuson, a division of Siemens Medical Solutions. For our navigation system, licensed from Boston Scientific Corporation, we compete with Biosense Webster, Inc. and Endocardial Solutions, Inc. (recently acquired by St. Jude Medical, Inc.).

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

EMPLOYEES

          At December 31, 2004, EP Med had 85 full-time employees and one part-time employee, of whom 25 were dedicated to manufacturing and logistics, 13 represented executive management and administration, 31 were engaged in sales and marketing clinical applications and customer service, and 17 were engaged in research and development, regulatory affairs, and quality assurance. We believe our employee relations are satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTY.

          We own and operate a facility comprising approximately 15,000 square feet in West Berlin, New Jersey. The operations of this facility are predominantly manufacturing and assembly of hardware and catheter products. This facility also houses administration, engineering, catheter research and development and warehousing. We also lease an additional 2,500 square feet of space adjacent to our West Berlin, New Jersey facility for customer service and warehousing at approximately $1,560 per month. In March of 2005, we signed a lease at approximately $1,650 per month, for an additional 2,500 square feet adjacent to this facility. This space will also be used for customer service and warehousing. At December 31, 2004, the facility owned by us in West Berlin was encumbered by a mortgage securing a convertible note issued by us in a financing transaction. A previous mortgage was fully converted to equity in April and June of 2003.

          EP MedSystems UK Ltd. has an office in Kent, England under a lease for approximately 400 square feet effective through June 2005. The lease provides for monthly rental payments of U.S. $1,029 and is currently on a month-to-month basis. In addition, EP MedSystems France S.A.R.L. entered into a month-to-month lease in May 1999, for 300 square feet of office and storage space in Aix en Provence, France. The lease provides for monthly rental payments of U.S. $1,012. Lastly, we lease office space in Oss, in the Netherlands at approximately U.S. $1,197 per month.

          We evaluate our facilities in regular time intervals to insure they are sufficient to meet our expected needs for at least the next twelve months. We believe that our facilities are adequately covered by insurance.

ITEM 3.  LEGAL PROCEEDINGS.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          We held our 2004 Annual Meeting of Shareholders on December 22, 2004. The following were the matters voted upon at the meeting:

          1. Election of Directors.

          David Jenkins and Abhijeet Lele were elected to serve as directors at the 2004 Annual Meeting. The number of votes cast for and withheld from each director are as follows:

                                                                  Number of Votes
                               ---------------------------------------------------------------------------------------
                                       For            Against          Withheld         Abstentions         Broker
                                                                                                         Non-Votes
                               ------------------ --------------- ------------------ ----------------- ---------------
David Jenkins                     18,755,211            --            2,014,172             --               --
Abhijeet Lele                     20,569,743            --              199,640             --               --


          Paul L. Ray, Reinhard Schmidt and Richard C. Williams continued as directors after the meeting.

          2. Approval of a proposal to amend our 2002 Stock Option Plan to increase the number of shares which may be issued upon exercise of options granted under the Plan from 600,000 to 1,000,000 shares.


                                                                    Number of Votes
                                   -----------------------------------------------------------------------------------
                                         For           Against         Withheld        Abstentions        Broker
                                                                                                         Non-Votes
                                   ---------------- -------------- ----------------- ---------------- ----------------
Amendment to 2002 Stock Option       11,491,556       1,030,386           --             37,300          8,210,141
Plan
                                   ---------------- -------------- ----------------- ---------------- ----------------


          3. Approval of a proposal to amend our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock by 10,000,000, from 30,000,000 to 40,000,000 shares. The amendment was approved by the following vote of the common stock:

                                                                    Number of Votes
                                   -----------------------------------------------------------------------------------
                                         For         Against         Withheld          Abstentions        Broker
                                                                                                         Non-Votes
                                   ---------------- ----------- -------------------- ---------------- ----------------
Amendment to Amended and             20,273,533      470,650            --               25,200             --
Restated Certificate of
Incorporation

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

          Until March 28, 2003, our common stock was listed and traded on the Nasdaq National Market under the trading symbol "EPMD". Since March 28, 2003, our common stock has been listed and traded on the Nasdaq SmallCap Market.

          The following table sets forth the high and low sale prices for our common stock for the periods indicated.


            PERIOD                                     HIGH                           LOW
            ----------------------------------         -----------------------        ------------------
            2003
            First Quarter                              $2.61                          $1.18
            Second Quarter                             $2.75                          $1.60
            Third Quarter                              $4.15                          $2.02
            Fourth Quarter                             $4.50                          $2.73
            2004
            First Quarter                              $3.45                          $2.95
            Second Quarter                             $3.50                          $2,87
            Third Quarter                              $3.32                          $2.15
            Fourth Quarter                             $3.92                          $2.51

HOLDERS

          As of March 28, 2005, there were approximately 95 registered holders of record of our common stock. This number excludes individual shareholders holding stock under nominee security position listings because many of such shares are held by brokers and other institutions on behalf of shareholders. As a result, we are unable to estimate the total number of shareholders represented by these record holders, but we believe that the amount is in excess of 400.

DIVIDEND POLICY

          Historically, we have not paid any dividends to our shareholders, and we do not expect to pay any dividends in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

          The following table sets forth, as of December 31, 2004, information about outstanding options and rights to purchase our common stock granted to participants in our equity compensation plans and the number of shares of our common stock remaining available for issuance under such equity compensation plans:

                                                                                              NUMBER OF SECURITIES
                                                                                             REMAINING AVAILABLE FOR
                                          NUMBER OF SECURITIES                                FUTURE ISSUANCE UNDER
                                           TO BE ISSUED UPON     WEIGHTED-AVERAGE EXERCISE     EQUITY COMPENSATION
                                              EXERCISE OF          PRICE OF OUTSTANDING         PLANS (EXCLUDING
                                          OUTSTANDING OPTIONS,     OPTIONS, WARRANTS AND     SECURITIES REFLECTED IN
PLAN CATEGORY                             WARRANTS AND RIGHTS             RIGHTS                   COLUMN (A))
-------------                            --------------------    -------------------------   ------------------------
                                                  (A)                      (B)                        (C)
Equity  compensation  plans approved by
security holders (1)................          1,711,458                  $2.64                       658,605


Equity  compensation plans not approved
by security holders (2).............
                                                207,000                  $2.27                            -
                                                -------                  -----                            -

Total...............................          1,918,458                  $2.60                       658,605
                                              =========                  =====                       =======

(1) This consists of EP Med's (i) 1995 Long Term Incentive Plan, (ii) 1995 Director Option Plan, and (iii) 2002 Stock Option Plan.

(2) These compensation plans or arrangements consist of options approved by our Board of Directors and granted to certain employees, directors and outside consultants from time to time to incentivize such persons in connection with EP Med's business.

For a description of the 1995 Long Term Incentive Plan, 1995 Director Option Plan, and 2002 Stock Option Plan, see "Item 10. - Executive Compensation - Compensation Plans and Other Arrangements."


SALES OF UNREGISTERED SECURITIES

           On October 4, 2004, we engaged Dr. John Hummel, a physician, as a consultant to manage a clinical study. In connection with that engagement, we granted Dr. Hummel a warrant to purchase 10,000 shares of our common stock, which vested immediately. The exercise price of the warrants is $2.51 per share, the fair market value of our common stock on the date of the grant. The transaction was accounted for in accordance with Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." The fair value was measured using the Black-Scholes option pricing model under Statement of Financial Accounting Standard No. 123 using the following assumptions: risk free rate of 3.36%, 10 year life, and a volatility percentage of 77.25%. The warrant was granted in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

OVERVIEW

          EP MedSystems was incorporated in January 1993 and operates in a single industry segment. We develop, manufacture, market and sell a line of products for the cardiac rhythm management, or electrophysiology (EP), market used to diagnose, monitor, visualize and treat irregular heartbeats known as arrhythmias. Since our inception, we have acquired technology and marketing rights, have developed new products and have begun marketing various electrophysiology products, including our EP-WorkMate(R) computerized electrophysiology workstation, the RPM(TM) RealTime Position Management(TM) navigation technology, our EP-3(TM) Stimulator, our EP-4(TM) Computerized Cardiac Stimulator, diagnostic electrophysiology catheters (including our unique one-piece catheter) and our ALERT(R) System (including the ALERT(R) Companion II and ALERT(R) family of internal cardioversion catheters), ViewMate(R) intracardiac ultrasound catheter system and related disposable supplies.

          In 2003, we received the following product approvals or market clearances:

              PRODUCT                                                       REGULATORY BODY

ViewMate(R)                                                                FDA and European Notified Body

ALERT (R) Companion II energy source                                       FDA

ALERT (R) CS/RA catheter set                                               European Notified Body

ALERT (R) Deflectable CS catheter                                          European Notified Body

Integration of the EP-WorkMate(R) with Boston Scientific's                 FDA
RPM(TM) RealTime Position Management(TM) System

          In 2004, we initiated the launches of the approved products listed above.

          In 2004, we received market clearance from the FDA for our line of deflectable diagnostic catheters. A deflectable catheter allows the physician to deflect its tip to steer the catheter into certain vessels and areas of the heart, which would be difficult with a fixed curve catheter. In addition, we received FDA market clearance for our new EP-4(TM) Computerized Cardiac Stimulator. The EP-4(TM) is an improvement over our existing EP-3(TM) technology allowing for constant current, elimination of a battery and two or four channel stimulation. In September 2004, we received market clearance from the FDA for constant voltage as well as constant current stimulation. The EP-4(TM) Stimulator can now be used for EP diagnostic studies and pacemaker implantation where measuring voltage thresholds is fundamental.

          Our core diagnostic product is the EP-WorkMate(R), a computerized electrophysiology workstation that monitors displays and stores cardiac electrical activity and arrhythmia data. The EP-WorkMate(R) offers, among other features, display and storage of up to 192 intracardiac signals, real-time diagnosis, analysis and integration with our own proprietary systems, such as our EP-4(TM) Stimulator, as well as with those of market leaders, such as the RPM(TM) RealTime Position Management(TM) navigation system and with other technologies and systems. Late in the third quarter of 2003, we received FDA market clearance to sell the EP-WorkMate(R) integrated with RPM(TM) RealTime Position Management(TM) System. This approval was the culmination of a strategic joint development project between Boston Scientific Corporation and EP Med. It is the only EP recording system on the market to integrate advanced recording and stimulation with anatomic modeling, advanced mapping and 3-D navigation features, allowing electrophysiology studies to be more efficient and user friendly. The EP-4(TM) Stimulator is a computerized signal generator and processor which, when integrated with the EP-WorkMate(R), is used to stimulate the heart with electrical impulses in order to locate arrhythmia. During 2004, the EP-WorkMate(R), the RPM(TM) RealTime Position Management(TM) System and the EP-4(TM) Stimulator accounted for approximately 89% of our total sales. We also market a line of diagnostic electrophysiology catheters for stimulation and sensing of electrical signals during electrophysiology studies, which represented approximately 3% of our total sales revenues in 2004.

         We have also developed the ViewMate(R) intracardiac ultrasound catheter system including the ViewMate(R) ultrasound imaging console and ViewFlexTM intracardiac imaging catheters. These products offer high-resolution, real-time ultrasound capability designed to improve a physician's or clinician's ability to visualize inside the chambers of the heart. We believe the ViewMate(R) Ultrasound System may play an important role for a broad range of potential applications in electrophysiology and cardiology. In April of 2003, we received CE approval to market the ViewMate(R) in Europe. In October 2003, we received FDA market clearance to sell the ViewMate(R) System in the United States. Sales of the ViewMate(R) system and related ViewFlex(TM) catheters accounted for approximately 5% of our total sales revenues in 2004.

          We have also developed a product for the treatment of atrial fibrillation known as the ALERT(R) System, which uses a patented electrode catheter to deliver measured, variable, low-energy electrical impulses directly to the inside of the heart to convert atrial fibrillation to a normal heart rhythm. We have obtained Class III Design Examination Certification from a European Notified Body allowing us to label the ALERT(R) System with a CE Mark, an international symbol of adherence to quality assurance standards, design reviews and hazard analysis, which permits us to sell the ALERT(R) System in the European Community. In November 2002, we received pre-market approval from the FDA to sell the ALERT(R) System in the United States. In September 2003, we received pre-market approval to sell the ALERT(R) Companion II in the United States. Sales of the ALERT(R) System and related catheters accounted for approximately 3% of our total sales revenues in 2004.

CRITICAL ACCOUNTING POLICIES

          Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The SEC indicated that a critical accounting policy is one which is important to the portrayal of the company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Note 2 of our Notes to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. In addition, Financial Reporting Release No. 61 requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. The information provided below describing our debt and future commitments is provided to facilitate a review of our liquidity and capital resources. The following is a brief discussion of the more significant accounting policies and methods used by us.

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

          We have three sales channels: Direct sales to customers, sales to independent distributors, and sales to alliance partners. Our products do not require "installation" in the traditional sense, but the EP-WorkMate(R) does require a set up. For sales to alliance partners and distributor sales, a channel partner or distributor is responsible for all set-up of all electronic hardware products, and we have no obligation after shipment of products to the distributors. For direct sales, the customer can perform the set-up on its own, however, EP Med personnel generally will assist customers in this process. The set-up process, which takes approximately 1-2 hours to complete, is usually performed within the week of shipment and primarily consists of assembling the workstation cart and plugging in the monitors, printer, isolation transformer, and the EP-4(TM) Stimulator to the main computer. This process does not impact our standard payment terms. For sales to distributors, payment terms are defined in the distributor agreements as 100% of the purchase price being due 30-60 days after shipment. For direct sales, payment terms are agreed in advance of the sale and generally require a 50% deposit prior to shipment, with the balance due 30-60 days after shipment.

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

          A different method for accounting for employee stock option grants is the fair value method. Under the fair value method, a company is required to determine the fair value of options granted to employees based on an option pricing model which incorporates such factors as the current stock price, exercise prices of the options, expected volatility of future movements in the price of the underlying stock, risk-free interest rates, the term of the options and any dividends expected to be paid. The fair value determined under this method is then amortized over the vesting period of the related options. Had we chosen to account for employee stock options using the fair value method, we would have recorded additional stock based compensation expense of approximately $560,000 and $424,000 for the years ended December 31, 2004 and 2003, respectively.

         On December 16, 2004 the FASB issued SFAS No. 123(R), Share-Based Payment, which is an amendment to SFAS No. 123, Accounting for Stock-Based Compensation. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires such transactions to be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements. This new standard is effective for awards that are granted, modified or settled in cash in interim and annual periods beginning after June 15, 2005. In addition, this new standard will apply to unvested options granted prior to the effective date. We will adopt this new standard effective for the third quarter of 2005, and have not yet determined what impact this standard will have on our financial position or results of operations, but it is likely that the adoption of this standard will have a material impact on our results of operations.



RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004 COMPARED TO THE FISCAL YEAR ENDED DECEMBER 31, 2003.

          The Company had net sales of $16,369,000 for the year ended December 31, 2004 as compared to $10,003,000 for the year ended December 31, 2003. This $6,366,000 (or 64%) increase was primarily due to a $5,870,000 increase in sales of our EP-WorkMate(R), EP-WorkMate(R) integrated with RPM(TM) navigation technology, EP-4(TM) Stimulator and RPM(TM) sales into our install base. ViewMate(R) and ViewFlex(TM) sales in 2004 also increased $591,000 over 2003.

          Gross profit on sales for the year ended December 31, 2004 was $9,706,000 as compared with $5,240,000 for the same period in 2003. This increase in gross profit as a percentage of sales from 52% to 59% was primarily the result of an increase in sales of products within the United States, where overall margins are higher, and higher sales covering fixed manufacturing costs.

          Sales and marketing expenses increased $2,783,000 (or 50%) to $8,346,000 for the year ended December 31, 2004 as compared to the same period in 2003. This increase was a result of higher commissions, salaries, benefits, recruiter fees and consulting fees of $1,276,000 as a result of an increase in headcount, higher overall sales, and the initiation of a clinical affairs department in 2004. Additional product launch costs included spending for travel and conventions of $724,000 and an additional $102,000 in marketing, advertising and catheter sample expenses. Higher sales also resulted in an increase in freight and royalty costs of $403,000. We anticipate continuing to invest in sales and marketing in 2005, and this increased investment will include a full year of costs associated with our new clinical affairs department. We anticipate this new department will assist in the marketing of our new and existing products, expand the overall claims of our new products, and provide additional strategic direction from the physician's perspective.

          General and administrative expenses increased $469,000 (or 18%) to $3,035,000 for the year ended December 31, 2004 as compared to the same period in 2003. This increase in general and administrative expenses was primarily due to an increase in noncash expenses for the amortization of deferred financing fees of $178,000, and fluctuations in foreign currency of $103,000. In addition, expenses in connection with being a public company increased significantly in 2004. Business insurance expenses increased by $52,000. Director's fees increased by $33,000 and investor relations expenses were higher by $79,000. We expect to incur additional costs in connection with compliance with Sarbanes-Oxley legislation in 2005.

          Research and development expenses decreased $96,000 (or 4%) to $2,470,000 for the year ended December 31, 2004 as compared to the same period in 2003. The decrease was primarily due to a reduction in headcount, causing a decrease in salaries and benefits totaling $157,000 which was offset by a $127,000 increase in spending on research and development projects and costs related to the outsourcing of certain product lines. Legal costs for certain patents decreased by $67,000 as most legal work in 2004 was related to patent filings. Costs for research and development can fluctuate on a quarter-by-quarter basis depending on the status of projects and intellectual property strategies.

          Interest expense increased $241,000 to $725,000 for the year ended December 31, 2004 as compared to the same period in 2003. This was the result of the interest expense related to the convertible note issued to Laurus including accretion of note discount of $316,000 and an increase in the amortization of beneficial conversion of $204,000, offset by a reduction in expense from payoff of the note payable to Medtronic. For the year ended December 31, 2003, we recorded a non-cash interest expense, debt conversion in connection with the conversion of the $1,000,000 convertible promissory bridge notes issued to EGS, which converted into common stock of the Company on January 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

          Since our incorporation in January 1993, our expenses have exceeded sales, resulting in an accumulated deficit of approximately $42.6 million at December 31, 2004 and approximately $38.2 million at December 31, 2003.

          On November 15, 2000, we completed a $3.2 million debt financing with Medtronic Asset Management, Inc., an affiliate of Medtronic, Inc., one of our shareholders. Approximately $2.3 million of that amount was used to repay outstanding amounts on our then-existing revolving credit facility. The principal and all accrued interest on the Medtronic note was to be repaid on November 15, 2003 and the note was secured by a pledge by David Jenkins, the Chairman of our Board of Directors, of shares of common stock of a privately-held corporation. On March 12, 2003, the due date of the note was extended to April 1, 2004. In connection with the extension, we paid $1 million of the note upon receipt of certain equity proceeds and increased the interest rate to the prime rate plus 3% from the prime rate plus 2%. The prime rate was 4% at December 31, 2003. We had accrued approximately $728,000 of interest expense as of December 31, 2003. In February 2004, the principal amount of this note, along with all accrued interest, was repaid.

          During the year ended December 31, 2001, we consummated the private sale and issuance of our Series A convertible preferred stock to Medtronic, Inc. ("Medtronic"). In 2002, Medtronic converted a portion of its preferred stock into shares of our common stock. At September 30, 2004 and December 31, 2003, Medtronic held 373,779 of our Series A Preferred Shares which were convertible into 387,946 shares of our common stock at the option of Medtronic or us in accordance with the terms of the agreement with Medtronic. Subsequent to December 31, 2004, Medtronic converted its preferred shares into 387,946 shares of our common stock.

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

          On December 30, 2002, we issued convertible promissory bridge notes, in an aggregate amount of $1,000,000, to EGS Private Healthcare Partnership L.P. and EGS Private Healthcare Counterpart L.P. (the "EGS Entities"). The maturity date of those promissory notes was June 30, 2003, and interest accrued at 10% per annum, payable upon maturity. In connection with that financing, we issued warrants to the EGS Entities to purchase an aggregate of 50,000 shares of our common stock at 105% of the closing trading price of its common stock on December 30, 2002. On January 31, 2003, we issued common stock in a related private placement. In connection with this issuance, the entire principal amount of the promissory notes issued to the EGS Entities and all accrued and unpaid interest thereon were converted into 819,783 shares of common stock and warrants to purchase 327,913 shares of our common stock in and on the same terms as the private placement. A managing member of the EGS Entities is also a member of our Board of Directors.

          On January 31, 2003, we completed a $2,470,000 private placement of our common stock to various accredited investors. We issued 2,007,475 shares of our common stock for a purchase price of $1.23 per share and warrants to purchase 802,990 shares of common stock at an exercise price per share of 110% of the closing trading price on the date of closing of that transaction, which was $1.6943. In the private placement, we received approximately $1,570,000 in cash, net of offering costs. The balance of the private placement included the conversion of the entire principal amount of, and accrued interest on, the promissory notes from the EGS Entities into shares of our common stock, and the securities issued in that private placement were issued on the same terms and conditions as those of other investors. In connection with that conversion, the 50,000 warrants issued to the EGS Entities on December 30, 2002 were cancelled in 2003 and we recorded a $1,000,000 non-cash charge in connection with the conversion in 2003. The charge is for interest conversion expense associated with certain beneficial conversion features and the intrinsic value of embedded conversion options within the promissory notes. We had the right, with prior notice to the holders of the warrants, to repurchase the warrants issued in connection with the private placement at $.01 per warrant at any time after the average closing price of our common stock, for any twenty consecutive trading days, equaled or exceeded $2.54. In July of 2003, the closing price requirement for repurchase of the warrants was met, we gave notice to repurchase the warrants to the warrant holders, and 794,790 shares of common stock were issued upon exercise of these warrants. In April 2003, we completed an additional $210,000 private placement of 120,000 shares of our common stock to various accredited investors.

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

          At the closing of the transaction, we issued the Laurus Convertible Note to Laurus having a principal amount of $4,000,000 and received net proceeds of $2,661,600. An additional $1,000,000 of the Laurus Convertible Note was previously restricted. Those restrictions were released during the third quarter of 2004 and that amount became available to us. The balance of the proceeds was used to pay fees incurred in connection with this transaction. Deferred financing fees are being amortized over the life of the Laurus Convertible Note using the effective interest method. In addition, we paid a portion of the fees payable to an intermediary, Biscayne Capital Markets, Inc. ("Biscayne"), in 40,000 shares of our common stock having a market value on the date of closing of this transaction equal to $100,000. The net proceeds of the Laurus Convertible Note have been, and will be, used for working capital purposes and payment of outstanding debt.

          The portion of the Laurus Convertible Note against which Laurus advances funds based on our accounts receivable bears interest at the prime rate, with a floor of 4%, which is an effective interest rate of approximately 17% (including accretion of discount and amortization of beneficial conversion feature), and the balance (the "Advance Amounts") bears interest at the prime rate plus 2%. One half of Advance Amounts outstanding on February 28, 2005 was required to be repaid on or before that date. However, there were no "Advance Amounts" outstanding on that date, as the net collateral exceeded the principal amount outstanding on the Laurus Convertible Note. The remaining balance of the Advance Amounts outstanding on the date of the closing is required to be repaid on or before August 28, 2006. Subject to certain rights of cancellation, we may extend the Laurus credit facility, on a year-by-year basis, commencing August 28, 2006. We may repay in cash, without penalty, up to $500,000 of the Laurus Convertible Note in any one calendar year, plus all Advance Amounts.

          Subject to certain volume limitations and other conditions, all or a portion of the Laurus Convertible Note was convertible into our common stock at our option if the market price of our common stock reached a level, for 11 consecutive trading days, which was more than 120% of the "Fixed Conversion Price". Through December 14, 2004, the Fixed Conversion Price was $2.55, which was a price that was greater than the market price of our common stock on the date of closing. Subject to certain volume limitations and other conditions, Laurus has the option to convert all or a portion of the Laurus Convertible Note into shares of our common stock at the Fixed Conversion Price.

          Following the conversion into our common stock by us and/or Laurus of an aggregate of $2,000,000 of the principal amount of the Laurus Convertible Note (a "Conversion Event"), the Fixed Conversion Price will be adjusted upward to a price which is 115% of the average of the closing price of our common stock for the three trading days prior to the Conversion Event. On December 15, 2004, the balance of the first $2,000,000 of the principal amount was converted into shares of our common stock and the Fixed Conversion Price on the remaining $2,000,000 principal balance was adjusted upward from $2.55 to $4.20. Subject to certain limitations, including the repayment obligations with respect to Advance

Amounts described above, the dollar amounts of the Laurus Convertible Note converted may be re-borrowed. The Fixed Conversion Price is subject to adjustment, with customary exceptions and on a weighted-average basis, in connection with sales of our securities below the Fixed Conversion Price then in effect, and is also subject to adjustment for stock splits, combinations, stock dividends and similar events.

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

          In May of 2004, we engaged a physician as a consultant to head our clinical affairs department. In connection with that agreement, we issued 10,000 shares of the Company's common stock to the physician and granted the physician an option to purchase 10,000 shares of the common stock which vests twelve months from the date of grant. Also in connection with the agreement, we granted the physician an option to purchase 40,000 shares of our common stock which vests in equal installments over five years. The exercise price of each of the options was the fair market value of our common stock on the date of the grant.

The transactions were accounted for in accordance with Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." The fair value was measured using the Black-Scholes option pricing model under Statement of Financial Accounting Standard No. 123 using the following assumptions for each grant as follows: risk free rate: 3.07%, 10 year life, and a volatility percentage of 83.86%.

          In October 2004, we engaged a physician as a consultant to manage a clinical study. In connection with that agreement, we granted the physician a warrant to purchase 10,000 shares of our common stock, which vested immediately. The exercise price of the warrants was the fair market value of our common stock on the date of the grant. The transaction was accounted for in accordance with Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." The fair value was measured using the Black-Scholes option pricing model under Statement of Financial Accounting Standard No. 123 using the following assumptions: risk free rate of 3.36%, 10 year life, and a volatility percentage of 77.25%.

          On December 15, 2004, we completed a $4,500,000 private placement of our common stock to two accredited investors in which we issued 1,500,000 shares of our common stock at a purchase price of $3.00 per share.

          Net cash used in operating activities for the year ended December 31, 2004 decreased by $302,000 to $4,425,000 as compared to the same period in 2003. The decrease in our net use of cash in operations during 2004 was primarily due to the decrease in our net loss, and was offset by an increase in inventory and accounts receivable. Inventory on hand increased as a result of the number of new product lines approved in the second half of 2003 and accounts receivable increased as a result of higher sales in 2004. Capital expenditures were $308,000 for the year ended December 31, 2004 as compared to $154,000 in 2003. We expect to purchase capital equipment in 2005 as we grow. We lease office space and certain office equipment under operating leases.

          Assets decreased by $1,658,000 from $21,661,000 at December 31, 2003 to $20,003,000 at December 31, 2004. The change in assets was due to a number of factors. Cash and cash equivalents, including restricted cash, decreased by $2,904,000 from $12,249,000 at December 31, 2003 to $9,345,000 at December 31,
2004, primarily due to the repayment of the Medtronic debt and accrued interest of approximately $2,920,000 and our net loss, offset by our December 2004 financing. Prepaid expenses and other assets, both short and long term, decreased approximately $690,000. The decrease in these balance sheet items was primarily a result of the reduction of both the deferred offering costs and the beneficial conversion feature in connection with the convertible note.

          Liabilities decreased approximately $3,383,000 from $10,035,000 at December 31, 2003 to $6,652,000 at December 31, 2004. This decrease was primarily due to the repayment of approximately $2,920,000 in principal and interest to Medtronic in February 2004.

          We evaluate the collectability of our receivables quarterly. The allowance for bad debts is based upon specific identification of customer accounts for which collection is doubtful and our estimate of the likelihood of potential loss. To date, we have experienced only modest credit losses with respect to our accounts receivable. To date, we have experienced insignificant inventory write-downs, and the reserve is consistent with management's expectations.

          We have a history of operating losses and we expect to continue to incur operating losses in the near future as we continue to expend substantial funds for research and development, increased manufacturing activity and expansion of sales and marketing activities. The amount and timing of future losses will depend upon, among other things, volume of sales of our existing products, market acceptance of the ALERT(R) System and ultrasound products, and developmental, regulatory and market success of new products under development, as well as our ability to establish, preserve and enforce intellectual property rights related to our products. There can be no assurance that any of our development projects will be successful or that if development is successful, the products will generate any sales. Based upon our current plans and projections, we believe that our existing capital resources will be sufficient to meet our anticipated capital needs for at least the next twelve months.

         The following table summarizes our contractual cash obligations at December 31, 2004, and the effects such obligations are expected to have on liquidity and cash flow in future periods. We do not have any other commercial commitments.

                             PAYMENTS DUE BY PERIOD

                                                                                                        After 5
    Contractual Obligations            Total        Less than 1 year     1-3 years       4-5 years       years
--------------------------------- ----------------- ------------------ --------------- -------------- -------------
Long-Term Debt (1)                              $                   $      $2,000,000             $0            $0
--------------------------------- ----------------- ------------------ --------------- -------------- -------------
Operating Lease Obligations                     $             $46,000         $25,000             $0            $0
--------------------------------- ----------------- ------------------ --------------- -------------- -------------
Other Long Term Obligations(2)(3)               $0           $250,000              $0             $0            $0
--------------------------------- ----------------- ------------------ --------------- -------------- -------------
Total Contractual Cash
Obligations                                     $            $296,000      $2,025,000             $0            $0
--------------------------------- ----------------- ------------------ --------------- -------------- -------------

(1)     We are also contractually obligated to pay variable interest on the Long-Term Debt.
(2)     Related to employment contract with the Company's CEO.
(3)     The Company also has contractual obligations for certain licensing contracts. We have signed a license agreement with Boston Scientific that provides for a royalty payment on sales of RPM(TM) units. This royalty is payable upon collection of sales. We also have other license agreements which the Company may terminate unilaterally in the event that the technology is no longer deemed relevant.


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

I. RISK FACTORS RELATING TO EP MEDSYSTEMS, INC. AND THE INDUSTRY IN WHICH WE OPERATE.

WE HAVE A HISTORY OF OPERATING LOSSES AND EXPECT FUTURE LOSSES.

          We were incorporated in January 1993 and completed the initial public offering of our common stock in June 1996. We have incurred substantial operating losses in each year since 1993, with aggregate losses of approximately $3,533,000 for the period from 1993 through 1995 and annual losses for the years since our initial public offering in the approximate amounts set forth below:

                             1996                        $1,571,000
                             1997                        $4,864,000
                             1998                        $4,511,000
                             1999                        $2,997,000
                             2000                        $4,634,000
                             2001                        $4,089,000
                             2002                        $5,048,000
                             2003                        $6,949,000
                             2004                        $4,410,000

          At December 31, 2004, we had an accumulated deficit of approximately $42.6 million. Our net sales revenue of $16.4 million, less cost of sales, did not cover our operating expenses of approximately $13.9 million for the year ended December 31, 2004. At December 31, 2003, we had an accumulated deficit of approximately $38.2 million. Our net sales revenue of $10 million, less cost of sales, did not cover our operating expenses of approximately $10.9 million for the year ended December 31, 2003. We expect that our operating expenses will continue to exceed our revenues, and as such, we will likely continue to incur operating losses until revenue from new products covers our costs.

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

        - the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims,

        -      competing technological and market developments,

        - our ability to establish and maintain collaborative research and development arrangements,

        -      the cost of manufacturing scale-up and product commercialization,

        - our ability to create an effective sales channel for our products, and

        -      the costs of being a public company.

          We may need to raise additional funds. If we are not able to do so, we may not be able to fund our operations. We expect that our existing capital resources, including the capital previously raised through the sale of common stock and the issuance of convertible notes under our existing revolving credit facility, will be sufficient to fund our activities as currently planned for a period in excess of twelve months. However, in the event sales do not reach budgeted levels, the amounts expended by us for various purposes vary significantly from our estimates and/or we are unable to convert outstanding notes into shares of our common stock and borrow additional funds under our existing revolving credit facility, it is likely that our cash requirements will exceed current projections and that we will therefore need additional financing sooner than currently expected. In the future, it is possible that we will not have adequate resources to support our business activities.

          We may seek additional funding, including public and private financings. Our choice of financing alternatives may vary from time to time depending upon various factors, including the market price of our securities, conditions in the financial markets, and the interest of other entities in strategic transactions with us. There can be no guarantee that additional financing will be available on acceptable terms, whether through collaborative arrangement, issuance of securities, or otherwise. If adequate funds are not available, we may be required to delay, scale back or eliminate one or more of our research and development programs or other initiatives. We may also need to obtain funds through arrangements with collaborative partners or others that require us to relinquish rights to certain technologies or potential products. Any such delay, scale back, partnership or similar arrangement could have a negative impact on our ability to develop products, or to achieve profitability if our products are brought to market. If we obtain additional funding through sales of securities, your investment in us will be diluted.

WE MAY NEED TO ESTABLISH COLLABORATIVE AGREEMENTS, AND THIS COULD HAVE A NEGATIVE EFFECT ON OUR FREEDOM TO OPERATE OUR BUSINESS OR PROFIT FULLY FROM SALES OF OUR PRODUCTS.

          We may seek to collaborate with other medical device companies to gain access to their research and development, manufacturing, marketing, distribution and financial resources. However, we may not be able to negotiate arrangements with any collaborative partners on acceptable terms. Any collaborative relationships that we enter into may include restrictions on our freedom to operate our business or to profit fully from the sales of our products.

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

          Our ability to increase revenues over the next several years will depend on the continued market acceptance by electrophysiologists of one of our products, the EP-WorkMate(R) computerized monitoring and analysis workstation integrated with RPM(TM), and market acceptance of our ALERT(R) System and ViewMate(R) product offerings. Sales of our EP-WorkMate(R), its integrated stimulator, EP-4(TM) and EP-3(TM), and Boston Scientific Corporation's RPM(TM) RealTime Position Management(TM) system accounted for 89% and 86% of our sales in the year ended December 31, 2004 and 2003, respectively. Because the EP-WorkMate(R) has a list price of approximately $150,000 with an integrated EP-4(TM) Stimulator, each sale of an EP-WorkMate(R) represents a relatively large percentage of our net sales. Decreased or flat sales or low market acceptance of our EP-WorkMate(R) products or low market acceptance of our recently approved products could have a material adverse effect on our business, results of operations and financial condition.

WE ARE REQUIRED TO OBTAIN REGULATORY APPROVALS IN ORDER TO MANUFACTURE AND MARKET OUR PRODUCTS, AND OUR SUCCESS WILL DEPEND UPON OUR ABILITY TO OBTAIN THOSE APPROVALS.

          We plan to file with the FDA to sell the ALERT(R) CS/RA catheter product line in the United States in 2005. We will also be seeking FDA approval and approval by a European Notified Body for various other products. Approval of these products by the FDA and European Notified Body is based upon, among other things, the results of clinical trials that demonstrate the safety and efficacy of such products. Our failure to obtain regulatory approval or the delay in the approval of these products from either regulatory body would have a material adverse effect on our sales, margins, business and financial condition.

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

WE ARE PRIMARILY ENGAGED IN THE SALE OF CAPITAL EQUIPMENT.

          We are primarily engaged in the sale of capital goods and are subject to the budgetary cycles of our customers. This can cause fluctuations in our quarterly revenue as customers manage their capital budgets based on available cash to pay for equipment.

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

WE DEPEND ON THIRD-PARTY SOURCES TO MANUFACTURE CERTAIN OF OUR PRODUCTS AND CRITICAL COMPONENTS FOR OUR PRODUCTS.

          We rely on third-party sources to manufacture critical components for the EP-4(TM) Stimulators, ViewMate(R) and its VewFlex(TM) catheter, ALERT(R) Companion, EP-WorkMate(R) and RPM(TM) Navigation System. In connection with our migration from the EP-3(TM) Stimulator platform to the EP-4(TM) Computerized Cardiac Stimulator platform, we changed our third-party manufacturing source and have begun to manufacture certain catheter products offshore. In addition, we have changed the manufacturer of our ALERT(R) Companion to give it a similar "look and feel" as our stimulator. Any interruption by these third-party sources in the supply of such products or components, as a result of any failure to obtain necessary regulatory approvals or other events relating to the performance of any third party source, would have a material adverse effect on our ability to deliver those products or the products in which such components are used and could materially adversely impact our sales and gross margins. If any interruption were to occur, we may not be able to reach an acceptable arrangement with an alternative source of supply on a timely basis. Our failure to find alternative manufacturing sources could have a material adverse effect on our business, results of operations and financial condition.

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

          In addition to patents, we rely on a combination of trade secrets, copyrights and trademarks to protect our intellectual property rights. For example, our software (which is an integrated component in the EP-WorkMate(R), EP-3(TM) Stimulator and EP-4(TM) Stimulator) is copyrighted, however, existing copyright laws offer only limited practical protection from misappropriation. Our competitors may independently develop substantially equivalent proprietary technology.

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

          Litigation to defend against third party patents and other intellectual property claims and litigation initiated by us to protect our patents and other intellectual property rights may be costly for us and time consuming to our management. Such costs may be prohibitive and may affect our ability to defend against or initiate patent and other intellectual property claims. In addition, any litigation of this type might require our management to focus on matters outside of the day-to-day operations of our business. Our inability to defend against any type of intellectual property claim or protect our own intellectual property may have a material adverse effect on our business, results of operations and financial condition.

IF WE ARE UNABLE TO PAY ROYALTIES, WE MAY LOSE OUR RIGHTS TO USE CERTAIN IMPORTANT TECHNOLOGY.

          We have entered into several technology agreements which require us to pay royalties, including, in some cases, minimum annual royalties. If we do not pay these royalties, we may be in breach of our technology agreements and could lose the rights granted to us under these agreements. The loss of these rights would affect our ability to make, market and sell the ALERT(R) product line and the RPM(TM) product line, which could have a material adverse affect on our business, results of operations, financial condition and prospects.

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

          Our primary competitors in the production of catheters and disposable accessories are C.R. Bard Inc., EP Technologies, Inc. (a subsidiary of
Boston Scientific Corporation), Medtronic, Inc., Biosense Webster, Inc. (a subsidiary of Johnson & Johnson, Inc.) and Daig Corporation (a subsidiary of St. Jude Medical, Inc.). In the computerized electrophysiology workstation and electrophysiology stimulator market, our main competitors are Marquette-Prucka (a division of General Electric) and C.R. Bard Inc. For the RPM(TM) Navigation technology, our main competitors are Endocardial Solutions and Johnson & Johnson, Inc. For intracardiac ultrasound we compete with Acuson, a division of Siemens Medical Solutions.

THIRD-PARTY REIMBURSEMENT MIGHT BE DENIED, MIGHT ULTIMATELY BE AT LEVELS WHICH EFFECTIVELY REDUCE OUR PRICES, OR MIGHT BE UNAVAILABLE FOR SOME OF OUR PRODUCTS, AND WE MAY NOT EARN AS MUCH INCOME FROM THE SALE OF OUR PRODUCTS AS WE CURRENTLY ANTICIPATE.

          Our products are generally purchased by physicians or medical institutions. In the United States, third-party payors, such as Medicare, Medicaid and private insurers, are billed for the healthcare services provided to patients using those products. Similar reimbursement arrangements exist in several European countries. Third-party payors are increasingly challenging the prices charged for medical products and services and are putting pressure on medical equipment suppliers to reduce prices. Certain procedures involving the EP-WorkMate(R), our EP-3(TM) Stimulator, our EP-4(TM) Stimulator, our integrated RPM(TM) Navigation technology, our ALERT(R) System product line and our ViewFlex(TM) catheters currently are eligible for reimbursement at varying levels, some of which will need to increase for us to continue to increase revenues. Maintaining and increasing levels of third-party payor reimbursement will likely be tied to economic benefits realized through use of our products and patient outcomes and resulting market acceptance of those products. We cannot assure you that significant economic benefits from the use of our products can or will be realized or that patient outcomes from the use of our products will be significantly improved. In addition, changes in FDA regulations or in third-party payor policies could limit or reduce reimbursement or make reimbursement unavailable for procedures using our products. In any of those events, or if third-party reimbursement does not become available for products we may develop in the future, our business, results of operations and financial condition could be materially adversely affected.

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

          We generate sales throughout the rest of the world through a distribution network. While we do not consider any one distributor to be material to our business, we might not be able to replace existing distributors on a timely basis, or do so on terms which are not economically disadvantageous to us, if present relationships are terminated. Further, we might not be able to make arrangements with new distributors to access new international markets. If our current or future distributors are not successful in actively and effectively marketing our products, it could have a material adverse effect on our business and prospects.

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

          We may not have sufficient insurance coverage, and we may not be able to obtain sufficient coverage at a reasonable cost. We currently maintain product liability insurance with coverage limits of $5,000,000 per occurrence and $5,000,000 in the aggregate per year. This insurance is expensive and may not be available to us in the future. An inability to obtain or maintain product liability insurance at acceptable costs or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of some or all of our products. A successful claim against us or settlement by us in excess of our insurance coverage or our inability to maintain insurance, could have a material adverse effect on our business, results of operations and financial condition.

WE ARE SUBJECT TO RISKS ASSOCIATED WITH SALES IN MULTIPLE COUNTRIES.

          We derive a significant portion of our revenues from sources outside the United States. In 2004 and 2003, approximately 22% and 41%, respectively, of our net sales were derived from sales outside the United STATES. We expect international sales will continue to represent a significant percentage of our total sales. We sell our products in the countries of the European Union and in Japan, Turkey, Saudi Arabia and China, among others. While we attempt to mitigate risks associated with international sales, as a result of the significant portion of our revenues derived from such international sales, we are subject to associated risks, including:

        - U.S. export license requirements and unauthorized re-export of our products to non-U.S. approved jurisdictions, non-compliance with which, or the occurrence of which, can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of foreign sales and criminal prosecution, among other things;

        - currency devaluations and fluctuations in currency exchange rates, particularly in Europe in connection with the euro and pounds sterling;

        - imposition of, or increases in, customs duties and other tariffs;

        - inability to definitively determine or satisfy legal requirements;

        -       inability to effectively enforce contract or legal rights;

        - inability to obtain complete financial, end-user and other information under local legal, judicial, regulatory, disclosure and other systems or from foreign distributors;

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

OUR BUSINESS AND FINANCIAL CONDITION ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES ARISING FROM DOMESTIC AND INTERNATIONAL LAWS AND REGULATIONS.

          UNITED STATES. In the United States, the development, testing, manufacture, labeling, marketing, promotion and sale of medical devices is regulated principally by the FDA under the Federal Food, Drug and Cosmetic Act. The FDA has broad discretion in enforcing compliance with that statute and its regulations. Our ability to continue to sell our products commercially is subject to continuing FDA oversight of the on-going design, manufacturing, packaging, labeling, storage and quality of our medical devices. While we believe we are currently in full compliance with the FDA, we are subject to additional inspections by the FDA and cannot assure you that we will be in full compliance during any future FDA inspections, particularly with respect to facilities maintained by any third party with which we have an agreement to manufacture our catheters or components of our other products. Noncompliance can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure to grant pre-market clearance or pre-market approval for devices, withdrawal of marketing approvals and criminal prosecution, any of which could have a material adverse effect on our business, results of operations and financial condition.

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

WE ARE SUBJECT TO NEW CORPORATE GOVERNANCE REQUIREMENTS, AND OUR COSTS RELATED TO COMPLIANCE WITH, OR OUR FAILURE TO COMPLY WITH, EXISTING AND FUTURE REQUIREMENTS COULD ADVERSELY AFFECT OUR BUSINESS.

         We face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the SEC, the Public Company Accounting Oversight Board and NASDAQ. These laws, rules and regulations continue to evolve and may become increasingly stringent in the future. In particular, we may be required to include the management and auditor reports on internal control as part of our annual report for the year ended December 31, 2005, pursuant to Section 404 of the Sarbanes-Oxley Act. We are in the process of evaluating and implementing our disclosure controls structure to provide reasonable assurance that our public disclosure would be accurate and complete and to help ensure that we will be able to comply with Section 404 of the Sarbanes-Oxley Act. However, due to the inherent limitations of control systems, we cannot assure you that we will be able to fully comply with these laws, rules and regulations. Our failure to comply with these laws, rules and regulations may materially adversely affect our reputation, our financial condition and the value of our securities.

         In addition, we expect that these laws, rules and regulations will increase our legal and financial compliance costs and make certain corporate governance activities more difficult, time-consuming and costly. We also expect that these new requirements may make it more difficult and expensive for us to obtain director and officer liability insurance.

II. RISK FACTORS RELATED SPECIFICALLY TO OUR EQUITY SECURITIES AND SIGNIFICANT SHAREHOLDERS

OUR PRINCIPAL SHAREHOLDERS HAVE THE ABILITY TO CONTROL US AND THEIR INTERESTS MAY, AT TIMES, CONFLICT WITH THE INTERESTS OF OUR OTHER SHAREHOLDERS.

          As a result of our prior private placement financings, we have shareholders who hold a large percentage of our outstanding shares of common stock. David Jenkins, our Chairman of the Board, beneficially owns, either directly or indirectly through entities in which he has ownership, approximately 3,357,400 shares of our common stock, or 13.1% of the outstanding shares of our common stock, assuming currently exercisable warrants held directly or indirectly by him are fully exercised. Abhijeet Lele, one of our directors, beneficially owns, either directly or indirectly through limited partnerships of which he has management control, approximately 2,297,696 shares of our common stock, or 8.9% of the outstanding shares of our common stock, assuming currently exercisable warrants held directly or indirectly by him are fully exercised. To the extent that these shareholders exercise their voting rights in concert, they may have the ability to appoint new management and to control the outcome of matters submitted to a vote of the holders of our common stock. In addition, because our certificate of incorporation does not provide for cumulative voting with respect to election of directors, these shareholders and their affiliates may be able to control the election of members of our board. The interests of these equity holders may at times conflict with the interests of our other shareholders.

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

        -       clinical trial results,

        -       developments concerning agreements with collaborators,

        -       government regulation,

        -       developments in patent or other proprietary rights,

        - public concern as to the safety of electrophysiology products d eveloped by us or others,

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

          Sales of our common stock in the public market, or the perception that such sales could occur, could result in a drop in the market price of our securities and make it more difficult for us to complete future equity financings. We have outstanding the following shares of common stock:

        - Approximately 25,814,176 shares of common stock are either freely tradeable in the public markets or are eligible for sale in the public markets.

        - As of March 28, 2005, there are an aggregate of approximately 2,060,000 shares of common stock that may be issued on the exercise of outstanding stock options granted under our 1995 Long Term Incentive Plan, our 1995 Director Option Plan, our 2002 Stock Option Plan, and other agreements pursuant to which nonqualified options were granted at a weighted average exercise price of $2.60 per share.

        - As of March 28, 2005, there are an aggregate of approximately 1,240,050 shares of common stock that may be issued on the exercise of outstanding warrants.

        - We have in effect a registration statement under the Securities Act registering approximately 476,000 shares of common stock which may be issued upon conversion of a secured convertible note pursuant to our existing revolving credit facility.

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

POTENTIAL ISSUANCE OF PREFERRED STOCK MAY DELAY, DEFER OR PREVENT CORPORATE TAKEOVER.

          The board of directors has the authority to issue up to 5,000,000 shares of undesignated preferred stock and to determine the rights, preferences, privileges and restrictions of such shares without any further vote or action by the shareholders. The board of directors, without shareholder approval, can issue preferred stock with voting and conversion rights, which could adversely affect the voting power of the holders of our common stock. We have no present intention to issue shares of preferred stock. The potential future issuance of preferred stock under certain circumstances may have the effect of delaying, deferring or preventing a change in control of us or otherwise adversely affecting the rights of the holders of common stock.

OUR CERTIFICATE OF INCORPORATION DOES NOT PROVIDE FOR CUMULATIVE VOTING, BUT DOES PROVIDE FOR A STAGGERED BOARD, WHICH COULD DELAY OR PREVENT A CHANGE OF CONTROL.

          Our Certificate of Incorporation does not provide for cumulative voting with respect to the election of directors, but does provide for staggered elections of our board of directors. As a result, shareholders who have large holdings of our common stock may be able to control the election of members of our board, which may have the effect of delaying or preventing a change in control of us, including transactions in which our shareholders might otherwise receive a premium for their shares over current market prices. The staggered board provision makes it more difficult for shareholders to change the majority of directors even when the only reason for the change may be the performance of the present directors. Such provisions are applicable to all elections of directors, not only elections occurring after a change in control.

CERTAIN PROVISIONS OF OUR BY-LAWS, OTHER AGREEMENTS, AND APPLICABLE STATE LAWS MAY HAVE ANTI-TAKEOVER EFFECTS.

          Our By-laws provide that only our Board of Directors, the Chairman of our Board or our President may call a special meeting of the shareholders and that shareholders may not take action by written consent without a meeting. These provisions limit the ability of a potential acquirer or shareholders favoring a change of control to act quickly by special meeting or without a meeting.

          The vesting of all options granted pursuant to our 1995 Long Term Incentive Plan, 1995 Director Option Plan, 2002 Stock Option Plan and other agreements, accelerate in the event of (an immediately prior to) a change in control of the Company. Currently, approximately 800,000 shares are issuable upon the exercise of vested options and approximately 1,100,000 shares are issuable upon the exercise of unvested options granted pursuant to these plans and agreements.

          Section 14A:10A of the New Jersey Business Corporation Act (also known as the "New Jersey Shareholders' Protection Act") provides that, with certain exceptions, an "interested stockholder" is prohibited from engaging in a "business combination" with the company for five years following the date the stockholder first became "interested" unless the company's board approved the particular business combination before the acquirer became an interested stockholder. After five years have elapsed, the interested stockholder may engage in a business combination if certain conditions are met.

ITEM 7.  FINANCIAL STATEMENTS.

          The information in response to this item is set forth in the Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          Not applicable.

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

ITEM 8B.  OTHER INFORMATION.

          Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

          The following table sets forth certain information regarding our directors and executive officers as of March 26, 2005:

           Name                                       Age                       Description

     David A. Jenkins (1)                             47         Chairman of the Board; Class III Director
     Reinhard Schmidt (1)                             51         President and Chief Executive Officer;
                                                                 Class II Director
     Matthew C. Hill                                  36         Chief Financial Officer and Secretary
     C. Bryan Byrd                                    44         Vice President, Engineering and
                                                                 Manufacturing
     John Huley                                       48         Vice President, Sales
     Thomas Maguire                                   42         Vice President, Regulatory and Quality
                                                                 Assurance
     Richard C. Williams (2) (3)                      61         Class I Director
     Paul Ray (2) (3)                                 58         Class II Director
     Abhijeet Lele (2) (3)                            39         Class III Director
--------------------------

(1) Member of the Plan Committee

(2) Member of the Audit Committee of the Board of Directors.

(3) Member of the Compensation Committee of the Board of Directors.


          Our by-laws provide that the number of directors, as determined from time to time by the Board of Directors, shall not be less than 3 nor more than
11. Pursuant to our by-laws, the Board of Directors has set the number of directors at 5. Our certificate of incorporation, as amended and restated, provides that the directors shall be divided into 3 classes as nearly equal in number as possible. The term for Class I directors expires at the 2005 Annual Meeting. The term for Class II directors expires at the 2006 Annual Meeting. The term for the Class III directors expires at the 2007 Annual Meeting. The successors to each class of directors whose terms expire at succeeding annual meetings, will be elected to hold office for a term expiring at the Annual Meeting of Shareholders held in the third year following the year of their election. Officers of EP Med are elected annually and hold offices until their successors are elected and qualified or until their earlier removal, death or resignation.

          Set forth below is a brief summary of the recent business experience and background of each of our directors and executive officers.

          DAVID A. JENKINS is a founder and currently the Chairman of the Board of Directors of EP MedSystems. He is a Class III director whose term expires in 2007. Mr. Jenkins served as the Chief Executive Officer of EP MedSystems from its inception in 1993 until August 2002, and has been the Chairman since 1995. Mr. Jenkins also served as President of EP MedSystems from its inception in 1993 until August 2001. He also currently serves as President and a director of Transneuronix, Inc., a privately-held company engaged in the development of neuro-muscular stimulation devices.

          REINHARD SCHMIDT has served as President, Chief Operating Officer and a director of EP MedSystems since August 2001. In August 2002, he also took on the additional duties of Chief Executive Officer. He is a Class II director whose term expires in 2006. From 1998 through 2001, Mr. Schmidt was President of Surgical Navigation Specialist, Inc. From 1995 to 1998, Mr. Schmidt was Vice President and General Manager of Siemens Healthcare Services, a Siemens company. From 1990 to 1995, Mr. Schmidt worked with General Electric Medical Systems as Manager of National Accounts and Managed Health Care Services. Prior to that, Mr. Schmidt had over 12 years experience with Unysis Corp., culminating in the position of Director of Finance.

          MATTHEW C. HILL served as the Controller of EP MedSystems from August 2002 to March 2003. In March 2003, Mr. Hill was appointed as EP MedSystems' Chief Financial Officer. From 1994 through 2002, Mr. Hill held various positions, up to the level of senior manager, with the international accounting and auditing firm of Grant Thornton. He has over 12 years of experience in finance and accounting.

          C. BRYAN BYRD is the Vice President, Engineering and Manufacturing of EP MedSystems . Mr. Byrd joined EP MedSystems in April 1993 to oversee software development for new products. Prior to joining EP MedSystems, Mr. Byrd co-founded and served as the Director of Engineering for BioPhysical Interface Corp. from 1989 to 1993, where he was responsible for developing automated computerized monitoring equipment for pacemaker and open heart operating rooms and follow-up clinics. Prior to his involvement with BioPhysical Interface Corp., Mr. Byrd was employed by Mt. Sinai Medical Center in Miami Beach, Florida as a clinical software engineer.

          JOHN HULEY, has served as the Vice President of Sales of EP MedSystems since May 2004. From 2000 to 2004, Mr. Huley held the position of Northeast Region Manager with Abbott Vascular Devices, where he managed the Northeastern U.S. in sales of interventional cardiology devices. Prior to that, he worked for over 17 years with United States Surgical Corporation where he rose to Divisional Manager primarily responsible for sales of surgical stapling and suture devices. Mr. Huley has over 20 years of increasing responsibilities in surgical device and interventional cardiology device sales and sales management.

          THOMAS MAGUIRE, has served as our Vice President, Regulatory and Quality Assurance since October 2004. From 2000 to 2004, Mr. Maguire served as Regulatory Compliance Manager, then Group Manger at Synthes (USA). In those roles he was primarily responsible for developing regulatory strategy to support the firm's osteobiologics divison. Prior to his employment at Synthes, Mr. Maguire was the Director of Regulatory Affairs and Quality Assurance for Ramus Medical Technologies, a start-up device manufacturer focused on the development of novel cardiovascular products. Mr. Maguire has over 15 years experience in quality assurance, regulatory compliance and medical devices.

          ABHIJEET LELE has served as a director of EP MedSystems since April 2002. He is a Class III director whose term expires in 2007. Since October 1999, Mr. Lele has served as a Managing Member of the general partner of EGS Private Healthcare Partnership, L.P., EGS Private Healthcare Counterpart, L.P. (the "EGS Entities") and other affiliated funds, all of which are private equity funds focusing on investments in private and public healthcare companies. Each of the EGS Entities is a shareholder of EP MedSystems. From 1994 to 1997, Mr. Lele was a consultant in the healthcare practice of McKinsey & Company. Before joining McKinsey & Company, Mr. Lele held operating positions in the pharmaceutical and biotechnology industries. He holds an MA in molecular biology from Cambridge University and an MBA with distinction from Cornell University. Mr. Lele also serves as a director of CryoCath Technologies (TSE:CYT), Stereotaxis, Inc. (NASDQ: STXS), Optiscan Biomedical Corporation and Ekos Corporation.

          PAUL L. RAY has served as a director of EP MedSystems since July 2002. He is a Class II director whose term expires in 2006. Mr. Ray is co-founder of MedCap Ltd. and Konrad Capital, LLC. He formerly served as the President, CEO and Chairman of Image Guided Technologies, Inc. ("IGT") in Boulder, CO. Mr. Ray orchestrated IGT's venture funding, its public offering and NASDAQ listing and finally the sale of IGT to Stryker Corporation in August of 2000. Mr. Ray has served as Commissioner and Chairman for The Colorado Advanced Technology Institute. Mr. Ray currently serves as a Director for the Colorado Technology Incubator and the Colorado Biotechnology Association. In addition, he was appointed in 1999 to the position of Co-Vice Chairman of the Governor's Commission on Science and Technology for the State of Colorado. In January 2003, Mr. Ray became a partner in the New York-based investment banking firm of McKim and Company, LLC, where he serves as the lifesciences partner. Mr. Ray currently holds the position of President and Chief Executive Officer of Nervonix, Inc., which has developed imaging technology for pain management. Mr. Ray has over 32 years of experience in the medical industry, with an emphasis on medical devices, and has held senior management positions with Dow Corning Corporation,
V. Mueller Allegiance, a division of Cardinal Medical, Collagen Corporation and TMJ Implants.

          RICHARD C. WILLIAMS was elected to the Board of Directors in August of 2002. He is a Class I director whose term expires in 2005. Since 1989, Mr. Williams has served as the founder and President of Conner-Thoele Limited, a consulting and financial advisory firm specializing in the healthcare industry and pharmaceutical segment and was recently appointed to the position of non-executive Chairman of the Board of Cellegy Pharmaceuticals, Inc., a Nasdaq specialty pharmaceutical company. From 2000 to April 2001, he also served as Vice Chairman - Strategic Planning and a director of King Pharmaceuticals Inc., a NYSE specialty pharmaceutical company. From 1992 to 2000, prior to its acquisition by King Pharmaceuticals in 2000, Mr. Williams served as Chairman and a director of Medco Research, a NYSE cardiovascular pharmaceutical development company. From 1997 to 1999, he was Co-Chairman and a director of Vysis, a Nasdaq genetic biopharmaceutical company. Prior to founding Conner-Thoele Limited in 1989, Mr. Williams held various operational and financial management officer positions with Erbamont, N.V., Field Enterprises, Inc., Abbott Laboratories and American Hospital Supply Corporation. Mr. Williams is also Chairman and a director of ISTA Pharmaceuticals, Inc., a Nasdaq ophthalmology company, and is a former member of the Listed Company Advisory Committee of New York Stock Exchange.

          There are no family relationships among the directors and executive officers of EP Med.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

          Section 16(a) of the Exchange Act requires our executive officers, directors and holders of more than 10% of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such persons are required to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us or oral or written representations from certain reporting persons that no Form 5s (Annual Statement of Changes in Beneficial Ownership of Securities) were required for those persons, we believe that, with respect to the year ended December 31, 2004, our executive officers, directors and greater than 10% beneficial owners complied on a timely basis with all such filing requirements.

          During the 2004 fiscal year, each of Thomas Maguire, our Vice President - Regulatory Affairs and Qualify Assurance and John Huley, our Vice President - Sales, failed to file their respective Form 3 (Initial Statement of Beneficial Ownership of Securities) in a timely fashion. Each of the above referenced persons subsequently filed a Form 3 on March 30, 2005. In addition, the following individuals failed to file Form 4s (Statement of Changes in Beneficial Ownership) in a timely fashion:

        o Matthew C. Hill, the Company's Chief Financial Officer, who subsequently filed a Form 4 on March 29, 2005 which included three transactions not reported on a timely basis.

        o Charles B. Byrd, the Company's Vice President - Engineering and Manufacturing, who subsequently filed a Form 4 on March 29, 2005 which included two transactions not reported on a timely basis.

        o Fred Greenberg, who is a beneficial owner of more than 10% of our common stock, who subsequently filed a Form 4 on January 10, 2005 which included two transactions not reported on a timely basis.

AUDIT COMMITTEE

          We have an Audit Committee of our Board of Directors established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. Currently, Abhijeet Lele, Richard Williams and Paul Ray are members of the Audit Committee. Mr. Lele is the financial expert serving on the Audit Committee. Pursuant to the rules of the National Association of Securities Dealers, Inc., our Board of Directors is not yet required to determine whether Mr. Lele is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

CODE OF ETHICS

          We have adopted a written code of ethics that applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer or controller and any persons performing similar functions. The code of ethics is included in our Code of Business Conduct and Ethics. All of our directors and employees, including our Chief Executive Officer and other senior executives, are required to comply with our Code of Business Conduct and Ethics to help ensure that our business is conducted in accordance with the highest standards of moral and ethical behavior. Our Code of Business Conduct and Ethics covers all areas of professional conduct, including customer relationships, conflicts of interest, insider trading, intellectual property and confidential information, as well as requiring strict adherence to all laws and regulations applicable to our business. Employees are required to bring any violations and suspected violations of the Code of Business Conduct and Ethics to the attention of EP MedSystems, through management or by using EP MedSystems' confidential compliance line. A copy of our Code of Business Conduct and Ethics is available on our website at http://www.epmedsystems.com. We will also provide a copy of our code of ethics to any person without charge upon written request addressed to EP MedSystems, Inc., 575 Route 73 North, Bldg. D, West Berlin, New Jersey 08091, Attention: Matthew C. Hill, Chief Financial Officer.

ITEM 10.  EXECUTIVE COMPENSATION.

          The following summary compensation table sets forth certain information concerning compensation paid or accrued to the Chief Executive Officer and each of EP Med's four most highly paid executive officers whose salary and bonus for all of their services in all capacities in 2004 exceed $100,000.

                                                 SUMMARY COMPENSATION TABLE

                                                                                     LONG TERM COMPENSATION
                                                                     --------------------------------------------------------
                                     ANNUAL COMPENSATION                            AWARDS                   PAYOUTS
                          ------------------------------------------ --------------------------------------------------------
NAME                                                           OTHER         RESTRICTED    SECURITIES                     ALL
AND                                                            ANNUAL          STOCK       UNDERLYING      LTIP          OTHER
PRINCIPAL                             SALARY    BONUS       COMPENSATION      AWARD(S)      OPTIONS/      PAYOUTS     COMPENSATION
POSITION                    YEAR       ($)        ($)           ($)              $          SARS (#)        ($)            $
                            ----       ---        ---           ---              -          --------        ---            -

Reinhard Schmidt            2004      $257,200   $37,500                                          -
President and Chief
Executive Officer from      2003      $257,720   $37,500                   -                      -
August 2002                 2002      $215,533   $60,000        45,000 (1)                  175,000 (2)

Matthew C. Hill             2004      $125,333         -                                     30,000 (3)
Chief Financial             2003      $108,224   $16,875                                    103,750 (4)
Officer

C. Bryan Byrd               2004      $172,500                  17,000 (5)                    6,000 (6)
Vice President,             2003      $172,500                                               73,000 (7)
Engineering and             2002      $156,563                                               50,000 (8)
    Manufacturing


Mark Adams                  2004      $153,353         -        51,500 (10)                                              20,000 (11)
Vice President, Sales &     2003      $149,019   $15,000                                    100,000 (12)                 10,750 (11)
   Marketing (9)

John Huley                  2004      $114,135   $22,500                                    150,000 (13)                 $8,985 (11)
Vice President, Sales

------------------------------------

(1) In connection with the rescission of an interest free nonrecourse loan extended in connection with a stock purchase transaction at the time of Mr. Schmidt's employment, EP Med recorded $45,000 in compensation expense as of December 31, 2003.

(2) In consideration for the rescission of the stock purchase transaction described in footnote (1) above, Mr. Schmidt was granted an incentive stock option to purchase 75,000 shares of common stock pursuant to the 2002 Stock Option Plan (subject to shareholder approval of such plan at the 2002 annual meeting of shareholders) at an exercise price equal to $2.20 per share (the original purchase price established in connection with Mr. Schmidt's stock purchase rights and greater than the fair market value of the common stock on the date of grant of the stock option). This stock option vests over four years from the date of grant. EP Med recognized a de minimus compensation charge related to this stock option as the market price on August 29, 2002 (the date of the 2002 annual meeting of shareholders when the 2002 Stock Option Plan was approved) was greater than $2.20. The compensation charge is amortized over the vesting period of 4 years. Mr. Schmidt was also granted an option in September 2001 under the 1995 Director Option Plan to purchase 60,000 shares of common stock at an exercise price of $1.85 per share (the price of the stock on the date of grant); the option vested 1,000 shares per month. Because Mr. Schmidt was not entitled to participate in the 1995 Director Option Plan, this option was cancelled in July 2002 in consideration for the grant to Mr. Schmidt of an incentive stock option to purchase 60,000 shares of common stock pursuant to the 2002 Stock Option Plan (subject to shareholder approval of such plan at the 2002 annual meeting of shareholders) at an exercise price equal to $2.10 per share (the fair market value of the common stock on the date of grant). EP Med recognized a de minimus compensation charge related to this stock option as the market price on August 29, 2002 (the date of the 2002 annual meeting of shareholders when the 2002 Stock Option Plan was approved) was greater than $2.10. The compensation charge is amortized over the vesting period of 4 years. Lastly, on August 29, 2002, Mr. Schmidt was granted an option to purchase 40,000 shares of common stock of the Company at an exercise price of $2.40 per share with 20% vesting on each anniversary date. Those options have a term of a 10 years.

(3) On March 4, 2004, EP Med granted Mr. Hill an incentive stock option to purchase 5,000 shares of common stock pursuant to the 1995 Long Term Incentive Plan at an exercise price of $3.20 per share. On July 22, 2004, EP Med granted Mr. Hill an incentive stock option to purchase 25,000 shares of common stock pursuant to the 1995 Long Term Incentive Plan at an exercise price of $3.15 per share. The options vest over 5 years and the term of the options is 10 years.

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

(5) On May 26, 2004, Mr. Byrd exercised an option to purchase 10,000 shares of EP Med common stock at an exercise price of $1.33 per share. The price of EP Med's common stock on May 26, 2004 was $3.03 per share.


(6) On July 22, 2004, EP Med granted Mr. Byrd an incentive stock option to purchase 6,000 shares of common stock pursuant to the 1995 Long Term Incentive Plan at an exercise price of $3.15 per share. The options vest over 5 years and the term of the options is 10 years.

(7) On May 7, 2003, EP Med granted Mr. Byrd an incentive stock option to purchase 50,000 shares of common stock pursuant to the 2002 Stock Option Plan at an exercise price of $2.14 per share. On July 22, 2003, EP Med granted Mr. Byrd an incentive stock option to purchase 18,000 shares of common stock pursuant to the 1995 Long Term Incentive Plan at an exercise price of $2.91 per share. On November 19, 2003, EP Med granted Mr. Byrd an incentive stock option to purchase 5,000 shares of common stock pursuant to the 1995 Long Term Incentive Plan at an exercise price of $3.75 per share. The options vest over 5 years and the term of the options is 10 years.

(8) On August 29, 2002, EP Med granted Mr. Byrd an incentive stock option to purchase 50,000 shares of common stock pursuant to the 2002 Stock Option Plan at an exercise price of $2.40 per share. Options vest 10,000 per year and the term of the option is ten years.

(9)      In May of 2004, Mr. Adams separated from the Company.

(10) On June 30, 2004, Mr. Adams exercised an option to purchase 30,000 shares of EP Med common stock at an exercise price of $1.79 per share. The price of EP Med's common stock on June 30, 2004 was $2.98. On August 16, 2004, Mr. Adams exercised an option to purchase 10,000 shares of EP Med common stock at an exercise price of $ 1.32 per share. The price of EP Med's common stock on August 16, 2004, was $2.90. In connection with a separation agreement between EP Med and Mr. Adams, the vesting of a portion of the options described in Note (12) below were accelerated. In connection with that accelerated vesting, EP Med recorded a compensation charge of approximately $11,000. The remainder of the options granted to Mr. Adams and described in Note (12) were cancelled pursuant to the separation agreement.

(11)     Reimbursement of relocation expenses.

(12) On January 20, 2003, EP Med granted Mr. Adams an incentive stock option to purchase 50,000 shares of common stock pursuant to the 1995 Long Term Incentive Plan at an exercise price of $1.79 per share. On March 5, 2003, EP Med granted Mr. Adams an incentive stock option to purchase 50,000 shares of common stock pursuant to the 2002 Stock Option Plan at an exercise price of $1.32 per share. The options vest over 5 years and the term of the options is 10 years. See Note (10) above. Pursuant to the separation agreement described in Note (12) above, the vesting of a portion of these options was accelerated upon the separation of Mr. Adams, and the remainder of those options were cancelled.

(13) On May 10, 2004, in connection with his employment, EP Med granted Mr. Huley an incentive stock option to purchase 150,000 shares of common stock pursuant to the 2002 Stock Option Plan at an exercise price of $3.18 per share. The options vest over 5 years and the term of the options is 10 years.

STOCK OPTIONS

         The following table sets forth certain information concerning grants of stock options to each of the executive officers identified in the Summary Compensation Table during the fiscal year ended December 31, 2004.

                        OPTION GRANTS IN FISCAL YEAR 2004

                                    NUMBER OF SHARES        PERCENT OF TOTAL        EXERCISE
                                   UNDERLYING OPTIONS      OPTIONS GRANTED TO      PRICE PER
                                         GRANTED            EMPLOYEES IN 2004        SHARE         EXPIRATION DATE
                                  ---------------------- ------------------------ ------------- ----------------------
                                                      -                        -             -                      -
Reinhard Schmidt
President and Chief Executive
Officer

Matthew C. Hill (1)                               5,000                       1%         $3.20          March 9, 2014
Chief Financial Officer                          25,000                       4%         $3.15          July 22, 2014

C. Bryan Byrd (1) Vice President, Engineering
and Manufacturing                                 6,000                       1%         $3.15          July 22, 2014

Mark Adams
Vice President,
Sales and Marketing                                   -                        -             -                      -

John Huley  (1)
Vice President, Sales                           150,000                      26%         $3.18           May 10, 2014

         (1) See applicable footnotes to above Summary Compensation Table.

          The exercise prices of the options granted during the fiscal year ended December 31, 2004 were equal to or greater than the fair market value of our common stock on the date of each grant.

OPTION EXERCISES AND HOLDINGS

          The following table provides certain information with respect to each of the executive officers identified in the Summary Compensation Table concerning the exercise of stock options during the fiscal year ended December 31, 2004 and the value of unexercised stock options held as of such date.

                          AGGREGATED OPTION EXERCISES IN 2004 AND YEAR-END OPTION VALUES

                                                                                              VALUE OF UNEXERCISED
                                                          NUMBER OF SHARES UNDERLYING         IN-THE-MONEY OPTIONS AT
                                                          OPTIONS AT DECEMBER 31, 2004        DECEMBER 31, 2004 (1)
                                                          ----------------------------        -----------------------
                                 SHARES
                                ACQUIRED       VALUE
NAME                           ON EXERCISE   REALIZED    EXERCISABLE     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
----                           -----------   --------    -----------     -------------     -----------     -------------
Reinhard Schmidt (2)
President and Chief
Executive Officer                     -            -         147,000           128,000         250,550          202,700

Matthew C. Hill (2)
Chief Financial Officer               -            -          26,750           122,000          50,700          194,300

C. Bryan Byrd (2)
Vice President,
Engineering and
Manufacturing                    10,000      $17,000          34,600           143,400          46,124          101,846

Mark Adams (2)
Vice President,
Sales and Marketing              40,000      $51,500               -                 -               -                -

John Huley
Vice President, Sales                 -            -               -           150,000               -           85,500
--------------------------

(1) Amounts calculated by subtracting the exercise price of the options from the market value of the underlying common stock using the closing sale price on the Nasdaq Small Capital Market of $3.75 per share on December 31, 2004.

(2)       See footnotes to above summary compensation table.

          During the fiscal year ended December 31, 2004, 85,137 options were exercised.


             LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

                                                                          ESTIMATED FUTURE PAYOUTS UNDER NON- STOCK
                                                                          PRICED-BASED PLANS
                                                                          -----------------------------------------
          (A)                     (B)                     (C)                  (D)            (E)             (F)
                           NUMBER OF SHARES,      PERFORMANCE OR OTHER
                             UNITS OR OTHER     PERIOD UNTIL MATURATION   THRESHOLD          TARGET        MAXIMUM
          NAME                 RIGHTS (#)              OR PAYOUT            ($ OR #)         ($ OR #)      ($ OR #)
          ----            -----------------     -----------------------   ---------        -----------     --------
Reinhard Schmidt
President and Chief                -                       -                    -              -               -
Executive Officer

Matthew C. Hill
Chief Financial Officer          30,000             5 years vesting             -              -               -

C. Bryan Byrd
Vice President,
Engineering and                  6,000              5 years vesting             -              -               -
Operations

Mark Adams
Vice President,                    -                       -                    -              -               -
Sales and Marketing

John Huley
Vice President, Sales           150,000             5 years vesting             -              -               -

COMPENSATION PLANS AND OTHER ARRANGEMENTS

1995 LONG TERM INCENTIVE PLAN

          Our 1995 Long Term Incentive Plan (the "1995 Incentive Plan") was adopted by our Board of Directors and shareholders in November 1995. There are 1,000,000 of shares of our common stock reserved for issuance under the 1995 Incentive Plan. At December 31, 2004, options to purchase 826,458 shares were outstanding at exercise prices ranging from $1.34 to $4.25 per share. The 1995 Incentive Plan provides for grants of "incentive" and "non-qualified" stock options to employees of EP Med. The 1995 Incentive Plan is administered by the Compensation Committee, which determines the optionees and the terms of the options granted, including the exercise price, number of shares subject to the options and the exercisability thereof. The 1995 Incentive Plan will terminate on November 30, 2005, unless earlier terminated by the Board of Directors.

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

1995 DIRECTOR OPTION PLAN

          EP Med's 1995 Director Option Plan was adopted by our Board of Directors and our shareholders in November 1995. A total of 540,000 shares of our common stock are reserved for issuance under the 1995 Director Option Plan, and options to purchase 240,000 shares were outstanding as of December 31, 2004 at exercise prices ranging from $2.00 to $2.50 per share. The 1995 Director Option Plan provides for grants of "director options" to eligible directors of EP Med and for grants of "advisor options" to eligible members of the Scientific Advisory Board. Director options and advisor options become exercisable at the rate of 1,000 shares per month, commencing with the first month following the date of grant for so long as the optionee remains a director or advisor, as the case may be. The 1995 Director Option Plan is administered by the Plan Committee of EP Med, which determines the optionees and the terms of the options granted, including the exercise price and the number of shares subject to the options. The 1995 Director Option Plan will terminate on November 30, 2005, unless earlier terminated by the Board of Directors.

2002 STOCK OPTION PLAN

          EP MedSystems' 2002 Stock Option Plan (the "2002 Plan") was approved by our shareholders in August 2002 and amended in December 2005. A total of 1,000,000 shares of our common stock are reserved for issuance under the 2002 Plan. At December 31, 2004, options to purchase 645,000 shares were outstanding at exercise prices ranging from $1.32 to $2.40. The 2002 Plan provides for grants of incentive stock options to our employees and officers and for grants of non-statutory stock options to employees, officers, advisors and consultants of EP MedSystems. The 2002 Plan is administered by the Compensation Committee. The 2002 Plan will terminate on August 29, 2012, unless terminated earlier by our Board of Directors.

COMPENSATION OF DIRECTORS

          Non-employee directors received amounts ranging from $18,000 to $19,000 for their service for the year ended December 31, 2004. Directors will be compensated for the year ended December 31, 2005 as follows: (i) a retainer of $15,000 per year is payable to each outside director payable in quarterly installments, (ii) a meeting fee of $1,500 per director is payable with respect to each regularly scheduled meeting, and (iii) a meeting fee of $1,500 is payable for each telephone meeting in excess of one hour. In addition, the directors are reimbursed for their reasonable travel expenses incurred in performance of their duties as directors.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

          We entered into an employment agreement, dated as of July 20, 2001 (and effective on commencement, August 20, 2001) with Reinhard Schmidt. Under the agreement, Mr. Schmidt served as President and Chief Operating Officer of EP Med for an initial term of 2 years at an annual salary of $200,000. The Board of Directors has discretion to approve salary increases and bonuses. On August 29, 2002, Mr. Schmidt added the duties of Chief Executive Officer, and the Compensation Committee of the Board increased Mr. Schmidt's compensation to $250,000. The agreement provides that unless terminated by either party providing the other with written notice of its intention not to renew at least 30 days prior to the scheduled expiration date, the agreement shall be renewed automatically after the initial two-year term for successive one-year terms. The agreement further provides that if the agreement is terminated by EP Med without cause or by Mr. Schmidt for good reason (including the occurrence of certain events within one year of change in control), Mr. Schmidt shall be entitled to severance payments equal to Mr. Schmidt's then-current base salary for a period of twelve months. On August 20, 2004, Mr. Schmidt's employment agreement automatically renewed through August 2005.

          On May 5, 2004, we entered into a separation agreement and release with Mark Adams, our former Vice President of Sales and Marketing. Pursuant to the agreement, we accepted Mr. Adams' resignation as an employee and officer of EP MedSystems effective May 11, 2004. As consideration for the release Mr. Adams gave us, we agreed to a continuation of his salary for six months at a rate of $150,000 per annum, payable bi-weekly, a continuation of his health insurance for nine months and a lump sum relocation payment of $20,000. In addition, Mr. Adams agreed to relinquish all rights to previously granted stock options in exchange for the grant of an option to purchase 30,000 shares of our common stock at an exercise price of $1.79 per share and an option to purchase 10,000 shares of our comment stock at an exercise price of $1.32 per share, each of which vested immediately upon the effectiveness of the separation.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         Based upon information available to us, the following table sets forth certain information regarding beneficial ownership of our common stock as of March 28, 2005, by (i) each of our directors, (ii) each of the executive officers identified in the Summary Compensation Table, (iii) all directors and executive officers as a group and (iv) each person known to us to beneficially own more than five percent of our common stock. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

                                                         SHARES OF COMMON STOCK BENEFICIALLY
         NAME AND ADDRESS OF BENEFICIAL OWNER                         OWNED (1)                       PERCENT OF CLASS
------------------------------------------------------   -----------------------------------          ----------------
Group comprised of Cardiac Capital, LLC, Rollins                      3,357,400(2)                           13.1%
Investment Fund, R. Randall Rollins, Gary W. Rollins
and David A. Jenkins

         Cardiac Capital, LLC                                         2,250,000                               8.7%
         2170 Piedmont Road, N.E.
         Atlanta, Georgia 30324 (3)

         Rollins Investment Fund                                      2,250,000                               8.7%
         R. Randall Rollins
         Gary W. Rollins
         2170 Piedmont Road, N.E.
         Atlanta, Georgia 30324 (4)

         David A. Jenkins                                             3,357,400                              13.1%
         Chairman of the Board
         c/o EP MedSystems, Inc.
         575 Route 73 N, Building D
         West Berlin, New Jersey 08091 (5)

                                                         SHARES OF COMMON STOCK BENEFICIALLY
         NAME AND ADDRESS OF BENEFICIAL OWNER                         OWNED (1)                       PERCENT OF CLASS
------------------------------------------------------   -----------------------------------          ----------------
Group comprised of Greenberg Healthcare Management,                   2,568,378                             9.9%
LLC, EGS Partners, LLC, The Pharmaceutical/Medical
Technology Fund, L.P., Strategic Healthcare
Investment Fund, EGS Private Healthcare Associates,
LLC, EGS Private Healthcare Partnership, L.P.,
Frederic Greenberg, and Abhijeet Lele
350 Park Avenue, 11th Floor
New York, New York 10022 (6)

Michael Roth and Brian Stark                                          1,750,000                             6.8%
3600 South Lake Drive
St. Francis, WI 53235 (7)

Group comprised of S.A.C. Capital Advisors, LLC,                      1,731,567                             6.7%
S.A.C Capital Associates, LLC, S.A.C. Capital
Management, LLC and Steven A. Cohen.
172 Cummings Point Road
Stamford, CT  06902 (8)

Boston Scientific Corporation                                         1,481,028                             5.7%
One Boston Scientific Place
Natick, MA 07160 (9)

Reinhard Schmidt                                                        284,000                             1.1%
President, Chief Executive Officer and Director
c/o EP MedSystems, Inc.
575 Route 73 N, Building D
West Berlin, New Jersey  08091 (10)

Matthew C. Hill                                                          36,000                                *
Chief Financial Officer
c/o EP MedSystems, Inc.
575 Route 73, N, Building D
West Berlin, NJ  08091 (11)

C. Bryan Byrd                                                           116,600                                *
Vice President, Engineering and Manufacturing
c/o EP MedSystems, Inc.
575 Route 73 N, Building D
West Berlin, New Jersey  08091 (12)


                                                         SHARES OF COMMON STOCK BENEFICIALLY
         NAME AND ADDRESS OF BENEFICIAL OWNER                         OWNED (1)                       PERCENT OF CLASS
------------------------------------------------------   -----------------------------------          ----------------
John Huley                                                               30,000                                *
Vice President, Sales
c/o EP MedSystems, Inc.
575 Route 73 N, Building D
West Berlin, New Jersey  08091 (13)

All executive officers and directors as a group                       6,219,696                             24.1%
(9 persons) (14)

* Represents beneficial ownership of less than 1% of the common stock.
--------------------

(1) Applicable percentage ownership as of March 28, 2005 is based on 25,814,176 shares of Common Stock outstanding. Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended. Under Rule 13d-3, shares issuable within 60 days upon exercise of outstanding options, warrants, rights or conversion privileges are deemed outstanding for the purpose of calculating the number and percentage owned by the holder of those rights, but not deemed outstanding for the purpose of calculating the percentage owned by any other person. "Beneficial ownership" under Rule 13d-3 includes all shares over which a person has sole or shared dispositive or voting power.

(2) The information set forth with respect to the Cardiac Capital Group is based on information contained in a Statement on Schedule 13D filed with the SEC on April 5, 2001 (the "Cardiac Capital Schedule 13D"). The shares reflected in the table represent (i) 2,250,000 shares beneficially owned by Cardiac Capital, LLC; (ii) 2,250,000 shares beneficially owned by Rollins Investment Fund, indirectly as a 50% owner of Cardiac Capital, LLC, with shared voting and investment power with David A. Jenkins (see footnotes
     (3), (4) and (5)); (iii) 2,250,000 shares beneficially owned by each of R. Randall Rollins and Gary W. Rollins, indirectly as equal owners of Rollins Investment Fund, with shared voting and investment power with David A. Jenkins (see footnotes (3), (4) and (5)); and (iv) 3,357,400 shares beneficially owned by David A. Jenkins, 2,250,000 of which shares are owned with shared voting and investment power with Rollins Investment Fund, R. Randall Rollins and Gary W. Rollins (see footnotes (3) and (5)).

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

(4) Includes 750,000 shares issuable upon the exercise of outstanding warrants exercisable by Cardiac Capital. Rollins Investment Fund disclaims beneficial ownership of 1,125,000 shares (i.e., 50%) of Common Stock and warrant shares and each of Messrs. R. Randall Rollins and Gary W. Rollins disclaims beneficial ownership of one-half of such shares (see footnotes
     (2), (3) and (5)). In the Cardiac Capital Schedule 13D, Rollins Investment Fund has reported that it is a Georgia general partnership, the ownership of which is divided equally between R. Randall Rollins and Gary W. Rollins. Rollins Investment Fund owns 50% of Cardiac Capital, LLC, the record owner of the shares of Common Stock and warrant shares reflected in the table, and, as such, the Rollins Investment Fund's ownership is indirect and it shares voting and investment power with David Jenkins, the other 50% owner of Cardiac Capital. Rollins Investment Fund and David Jenkins, together with EP MedSystems, have entered into a letter agreement, dated March, 2002, pursuant to which David Jenkins has agreed that he shall forbear from selling any shares of Common Stock of EP MedSystems owned by him, and shall cause his spouse, his lineal descendants and any trust for the benefit of any of them to similarly forbear from selling any shares of Common Stock of EP MedSystems owned by any of them during the first year following the closing without the prior written consent of Rollins Investment Fund. Under the letter agreement, Mr. Jenkins has further agreed that, notwithstanding any provision to the contrary in the operating agreement of Cardiac Capital, the decision of Cardiac Capital to exercise its registration rights after the first anniversary of the closing may be made by Rollins Investment Fund in its sole judgment and without the consent of Mr. Jenkins.

(5) Includes 166,000 shares issuable upon exercise of fully vested options. Also includes 160,000 shares held by Mr. Jenkins as trustee for the Dalin Class Trust, 42,500 shares held by Mr. Jenkins' wife and 20,000 shares held by Mr. Jenkins' wife as custodian for his children. Also includes 2,250,000 shares beneficially owned by Cardiac Capital, LLC, the ownership of which is divided equally between Mr. Jenkins and Rollins Investment Fund and, as such, Mr. Jenkins' ownership is indirect and he shares voting and investment power with Rollins Investment Fund; 750,000 of such shares are issuable upon the exercise of outstanding warrants exercisable by Cardiac Capital, LLC (see footnotes (2), (3) and (4)). Mr. Jenkins disclaims beneficial ownership of (i) 42,500 shares held by his wife, (ii) 20,000 shares held by his wife as custodian for his children, and (iii) 1,125,000 shares (i.e., 50%) of Common Stock and warrant shares held of record by Cardiac Capital, LLC.

(6) The information set forth with respect to the EGS Group is based on information contained in a Statement on Schedule 13D filed with the SEC on March 18, 2003 and other information known to the Company. The shares reflected in the table represent (i) 2,687,946 shares beneficially owned by EGS Private Healthcare Associates, LLC ("EGS Associates"), indirectly as the general partner of EGS Private Healthcare Partnership, L.P. ("EGS Partnership"), which is the record owner of 2,280,481 and EGS Private Healthcare Counterpart, L.P. ("EGS Counterpart"), which is the record owner of 287,212; (ii) 259,380 shares beneficially owned by Greenberg Healthcare Management, LLC ("Greenberg Management"), indirectly as the general partner of The Pharmaceutical/Medical Technology Fund, L.P. ("Pharma/Medical");
     (iii) 2,939,326 shares beneficially owned by Frederic Greenberg indirectly, as Managing Member of Greenberg Management and EGS Associates, (iv) 20,000 shares beneficially owned by Frederic Greenberg; (v) 2,687,946 shares beneficially owned by Abhijeet Lele, indirectly, as Managing Member of EGS Private Healthcare Management, LLC, which is the General Partner of EGS Partnership and EGS Counterpart, and (vi) 35,000 shares issuable upon exercise of fully vested options beneficially held by Abhijeet Lele.

(7) The information set forth with respect to Michael Roth and Brian Stark is based on information contained in a statement on Schedule 13G filed with the SEC on December 17, 2004.

(8) The information set forth with respect to the S.A.C. Capital group is based on information contained in a statement on Schedule 13G/A filed with the SEC on February 14, 2005.

(9) The information set forth with respect to Boston Scientific Corporation is based on information contained in a statement on Schedule 13G/A filed with the SEC on February 17, 2004.

(10) Includes 159,000 shares issuable upon exercise of fully vested options and 100,000 shares issuable upon the exercise of outstanding warrants. See the Section entitled "Employment Agreements."

(11)     Includes 36,000 shares issuable upon exercise of fully vested options.

(12)     Includes 84,600 shares issuable upon exercise of fully vested options.

(13)     Includes 30,000 shares issuable upon exercise of fully vested options.

(14)     Includes 1,423,600 shares issuable upon exercise of fully vested options and warrants.

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

FINANCING TRANSACTION WITH MEDTRONIC, INC./PLEDGE OF SECURITY BY
DAVID A. JENKINS.

         The $3.2 million note issued by us to Medtronic, Inc., a shareholder in EP Med, was secured by a pledge of certain shares of stock in a privately held company owned by David Jenkins, the Chairman of our Board of Directors. The note was repaid in-full in February 2004.

LOAN TO C. BRYAN BYRD.

         In May 2000, we loaned $100,000 to one of our officers, Mr. Byrd, to finance his exercise of fully vested options. This recourse loan bore interest at the Federal Funds rate and was collateralized by 50,000 shares of our common stock. Principal and any accrued interest was due and payable on May 23, 2003. On April 4, 2003, the principal amount of, and all accrued and unpaid interest on, the note receivable were repaid by Mr. Byrd through return to treasury of the 50,000 shares of common stock, which collateralized that loan. The market price of our common stock on the date of such return was $2.08. The shares were recorded on the balance sheet under the caption "Treasury Stock."

ITEM 13.  EXHIBITS

          The exhibits required to be filed as part of this Annual Report on Form 10-KSB are listed in the Index to Exhibits appearing on page E-1 hereof.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES.

          The aggregate fees billed by Grant Thornton LLP for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2004 and 2003, the review of the financial statements included in our Forms 10-QSB and consents issued in connection with our filings on Form S-3 and Form S-8 for 2004 and 2003 totaled $192,724 and $45,506, respectively.

          The aggregate fees billed by PricewaterhouseCoopers LLP for professional services rendered for the review of the financial statements included in our Forms 10-QSB and consents issued in connection with our filings on Form S-3, Form S-8 and Form 10-KSB for 2004 and 2003 totaled $5,500 and $144,450, respectively.

AUDIT-RELATED FEES.

          No fees were billed by PricewaterhouseCoopers LLP for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, for the years ended December 31, 2004 and 2003, and are not disclosed in the paragraph captions "Audit Fees" above.

          No fees were billed by Grant Thornton LLP for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, for the years ended December 31, 2004 and 2003, and are not disclosed in the paragraph captions "Audit Fees" above.

TAX FEES.

          The aggregate fees billed by Grant Thornton LLP for professional services rendered for tax compliance, for the years ended December 31, 2004 and 2003 were $19,905 and $0, respectively. No fees were billed by Grant Thornton LLP for professional services rendered for tax advice and tax planning, for the years ended December 31, 2004 and 2003.

          The aggregate fees billed by PricewaterhouseCoopers LLP for professional services rendered for tax compliance, for the years ended December 31, 2004 and 2003, were $0 and $34,500, respectively. The aggregate fees billed by PricewaterhouseCoopers LLP for professional services rendered for tax advice and tax planning, for the years ended December 31, 2004 and 2003, were $0 and $13,655, respectively.

ALL OTHER FEES.

          No fees were billed by Grant Thornton LLP for products and services, other than the services described in the paragraphs captions "Audit Fees", "Audit-Related Fees", and "Tax Fees" above for the years ended December 31, 2004 and 2003.

          No fees were billed by PricewaterhouseCoopers LLP for products and services, other than the services described in the paragraphs captions "Audit Fees", "Audit-Related Fees", and "Tax Fees" above for the years ended December 31, 2004 and 2003.

AUDIT COMMITTEE POLICIES AND PROCEDURES.

          The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit services provided by PricewaterhouseCoopers LLP and Grant Thornton LLP in 2004. Consistent with the Audit Committee's responsibility for engaging our independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. The Audit Committee chairperson or his designee has been designated by the Audit Committee to approve any services arising during the year that were not pre-approved by the Audit Committee. Services approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular meeting and the Audit Committee reviews services and fees for the fiscal year at each such meeting. Pursuant to these procedures, the Audit Committee approved the foregoing audit services provided by PricewaterhouseCoopers LLP and Grant Thornton LLP.

                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         EP MEDSYSTEMS, INC.

                                         By: /s/ REINHARD SCHMIDT
                                             --------------------
                                             Reinhard Schmidt,
                                             President and
                                             Chief Executive Officer

                                         Date:  March 30, 2005

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


              SIGNATURE(S)                           TITLE(S)                                DATE

         /s/ REINHARD SCHMIDT                President, Chief Executive                 March 30, 2005
         -----------------------------       Officer and Director (Principal
         Reinhard Schmidt                    Executive Officer)


         /s/ MATTHEW C. HILL                 Chief Financial Officer                    March 30, 2005
         -----------------------------       (Principal Financial and
         Matthew C. Hill                     Accounting Officer)

         /s/ DAVID A. JENKINS                Chairman of the Board                      March 30, 2005
         -----------------------------
         David A. Jenkins

         /s/ PAUL L. RAY                     Director                                   March 30, 2005
         -----------------------------
         Paul L. Ray


         /S/ RICHARD C. WILLIAMS             Director                                   March 30, 2005
         -----------------------------
         Richard C. Williams

         /S/ ABHIJEET LELE                   Director                                   March 30, 2005
         -----------------------------
         Abhijeet Lele

                                INDEX TO EXHIBITS

Exhibit Number             Description
--------------             -----------
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

         3.5               Certificate of Amendment to the Amended and Restated Certificate of Incorporation of
                           EP MedSystems, Inc., filed with the Secretary of the State of New Jersey on January
                           12, 2005 (25)

         3.6               Bylaws, as amended (1)

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

         4.33              Form of Registration Rights Agreement dated December 26, 2003 (identified agreements were executed by each of the selling shareholders) (17)

         4.34              Common Stock Purchase Agreement, dated as of December 14, 2004, by and between EP
                           MedSystems, Inc. and the Purchasers listed on Exhibit A thereto. (24)


         4.35              Registration Rights agreement, dated as of December 14, 2004, by and between EP
                           MedSystems, Inc. and the Investors listed on Exhibit A thereto (24)

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

         10.4              Master Manufacturing Agreement, dated April 16, 1996, between EP Med and Hi Tronics
                           Designs, Inc. (1)

         10.5*             Amended and Restated 1995 Long-Term Incentive Plan (3)

         10.6*             Amended and Restated 1995 Director Option Plan (3)

         10.7*             Amendment to EP MedSystems, Inc. 1995 Director Option Plan (22)

         10.8*             EP MedSystems, Inc. 2002 Stock Option Plan as Amended by First Amendment (26)

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

         10.14             Agreement, dated as of March 9, 1998, between ProCath Corporation and Allan Willis (12)

         10.15             License Agreement, dated as of January 21, 1998, between EP Med and Incontrol, Inc. (13)

         10.16             Employment Agreement, dated as of July 20, 2001, between EP Med and Reinhard Schmidt (13)


         10.17             Promissory Note dated December 30, 2002 between EP MedSystems, Inc. and EGS Healthcare
                           Limited Partnership (21)

         21.1              Subsidiaries of the Registrant (23)

         23.1**            Consent of Grant Thornton LLP

         24.1**            Powers of Attorney (included on signature page).

         31.1**            Certification Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange
                           Act of 1934, as amended.

         31.2**            Certification Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange
                           Act of 1934, as amended.

         32.1**            Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906
                           of the Sarbanes-Oxley Act of 2002.

         32.2**            Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906
                           of the Sarbanes-Oxley Act of 2002.

         ------------------


         * Denotes management contract or compensatory plan or arrangement.

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


23. Incorporated by reference from EP MedSystems, Inc.'s Annual Report on Form 10-KSB for the year ended December 31, 2003.

24. Incorporated by reference from EP MedSystems, Inc.'s Current Report on Form 8-K previously filed with the commission on December 21, 2004.

25. Incorporated by reference from EP MedSystems, Inc.'s Registration Statement on Form S-3 previously filed with the commission on January 14, 2005.

26. Incorporated by reference from EP MedSystems, Inc.'s Definitive Proxy Statement for the Annual Meeting of Shareholders held on December 22, 2004, previously filed with the commission on November 24, 2004.

                         INDEX TO FINANCIAL STATEMENTS

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



             FINANCIAL STATEMENTS                                                                  PAGE
                                                                                                ------------

           Report of Independent Registered Public Accounting Firm                                  F-2

           Consolidated Balance Sheets as of December 31, 2004 and December 31, 2003                F-3

           Consolidated Statements of Operations for the years ended                                F-4
           December 31, 2004 and 2003

           Consolidated Statements of Changes in Shareholders' Equity                               F-5
           for the years ended December 31, 2004 and 2003

           Consolidated Statements of Cash Flows for the years ended                                F-7
           December 31, 2004 and 2003

           Notes to Consolidated Financial Statements                                               F-8


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and
Shareholders of EP MedSystems, Inc.

We have audited the accompanying consolidated balance sheets of EP MedSystems, Inc. (a New Jersey corporation) as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EP MedSystems, Inc. as of December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Grant Thornton LLP

Philadelphia, PA
March 4, 2005


                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                                                               DECEMBER 31,
                               ASSETS                                                   2004                   2003
                                                                             --------------------    ------------------
Current assets:
  Cash and cash equivalents                                               $            9,345,000  $         11,248,983
  Restricted cash                                                                              -             1,000,000
  Accounts receivable, net of allowance for doubtful accounts of $139,000, and $98,600 as of December 31, 2004 and
     2003, respectively                                                                4,335,075             3,035,426
  Inventories, net of reserves                                                         2,947,853             2,330,830
  Prepaid expenses and other current assets                                              472,654               846,132
  Deferred tax asset, net of valuation allowance                                               -               397,720
                                                                             --------------------    ------------------
       Total current assets                                                           17,100,582            18,859,091

Property, plant and equipment, net                                                     2,223,421             1,951,640
Goodwill                                                                                 341,730               341,730
Other intangible assets, net                                                             158,162                13,033
Other assets                                                                             179,046               495,530
                                                                             --------------------    ------------------
       Total assets                                                       $           20,002,941  $         21,661,024
                                                                             ====================    ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of notes payable                                        $                    -   $         2,200,000
  Accounts payable                                                                     2,107,463             1,962,556
  Accrued expenses                                                                     1,776,816             1,645,842
  Deferred revenue                                                                       460,393               507,824
                                                                             --------------------    -----------------
       Total current liabilities                                                       4,344,672             6,316,222

Deferred warranty revenue- non-current                                                   348,184               271,629
Secured convertible note, non-current                                                  1,958,611             3,446,865
                                                                             --------------------    ------------------
       Total liabilities                                                  $            6,651,467   $        10,034,716
                                                                             --------------------    ------------------
Commitments and contingencies
Shareholders' equity:
  Preferred stock, no par value, 5,000,000 shares authorized,
     373,779 shares issued and outstanding at December 31,
     2004 and 2003, respectively                                                         618,161               618,161
  Common stock, $.001 stated value, 40,000,000 shares authorized,
     25,387,630 issued at December 31, 2004 and 23,098,179 shares issued at December 31, 2003, respectively
                                                                                          25,388                23,098
  Additional paid-in capital                                                          55,650,822            49,414,829
  Accumulated other comprehensive loss                                                  (280,582)             (177,728)
  Treasury stock, 50,000 shares at cost                                                 (100,000)             (100,000)
  Accumulated deficit                                                                (42,562,315)          (38,152,052)
                                                                             --------------------    ------------------
       Total shareholders' equity                                                     13,351,474            11,626,308
                                                                             --------------------    ------------------
       Total liabilities and shareholders' equity                         $           20,002,941   $        21,661,024
                                                                             ====================    ==================
                         The accompanying notes are an integral part of these statements.

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,



                                                                          2004                  2003

                                                                  ------------------     ----------------
Net sales                                                      $         16,368,609   $       10,002,828
Cost of products sold                                                     6,663,055            4,762,429
                                                                   ------------------     ----------------
       Gross profit                                                       9,705,554            5,240,399

Operating costs and expenses:
   Sales and marketing expenses                                           8,346,138            5,563,359
   Research and development expenses                                      2,470,258            2,566,477
   General and administrative expenses                                    3,034,501            2,565,788
   Mortgage conversion expense                                                    -              222,084
                                                                  ------------------     ----------------
       Total operating expenses                                          13,850,897           10,917,708
                                                                  ------------------     ----------------

       Loss from operations                                              (4,145,343)          (5,677,309)

Interest expense, net                                                      (143,700)            (484,830)
Interest expense, debt conversion                                          (581,698)          (1,000,000)
Interest expense, change in valuation of warrants
                                                                                  -             (210,750)
Other income                                                                      -               26,095
                                                                  ------------------     ----------------
Loss before income tax benefit                                 $         (4,870,741)   $      (7,346,794)

Income tax benefit                                                          460,478              397,720
                                                                  ------------------     ----------------

Net loss                                                       $         (4,410,263)   $      (6,949,074)
                                                                  ==================     ================

Basic and diluted net loss per share                           $              (0.19)   $           (0.38)
                                                                  ==================     ================

Weighted average shares outstanding used to
compute basic and diluted loss per share
                                                                         23,514,846           18,378,450
                                                                  ==================     ================


                         The accompanying notes are an integral part of these statements.

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                                    (Part 1)


                               Common     Common  Preferred Preferred Additional
                               Stock      Stock    Stock      Stock    Paid-in
                               Shares     Amount   Shares     Amount   Capital
                             ----------- -------- --------- --------- ------------

BALANCE, DECEMBER 31,
2002                         15,098,736  $15,099   373,779  $618,161  $32,372,087
                             =========== ======== ========= ========= ============

Issuance of common
stock in connection
with joint development
contract, net of
offering costs                1,270,944    1,271         -         -    2,461,194

Issuance of common
stock in private
placement including
conversion of
promissory note, net of
offering costs                2,007,475    2,007         -         -    2,071,155

Conversion of
convertible promissory
bridge notes,
beneficial conversion
feature                              -          -        -         -    1,000,000

Foreign currency
translation                           -        -         -         -            -

Issuance of common
stock in private
placement, net of
offering costs                3,320,000    3,320         -         -    7,781,700

Issuance of common
stock in connection
with conversion
of mortgage to equity
including non-cash
mortgage conversion
costs of $222,084               476,234      476         -         -      971,609

Issuance of common
stock in connection
with Secured
Convertible Note                 40,000       40         -         -       99,960

Beneficial conversion
feature in connection
with Secured
Convertible Note                      -        -         -         -      486,147

Issuance of common
stock in connection
with exercise of
warrants                        794,790      795         -         -    1,323,317

Warrants issued in
connection with
promissory note                       -        -         -         -      618,250

Issuance of common
stock in connection
with conversion of
secured convertible note         90,000       90         -         -      229,410

Net Loss                              -        -         -         -            -
                             ----------- -------- --------- --------- ------------
BALANCE, DECEMBER 31,        23,098,179  $23,098   373,779  $618,161  $49,414,829
2003
                             =========== ======== ========= ========= ============
                        The accompanying notes are an integral part of these statements.

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                                    (Part 2)

                             Accumulated
                             Other        Receivable
                             Comp-        from
                             rehensive    Officer/
                             Income       Treasury      Accumulated
                             (Loss)       Stock           Deficit        Total
                             ------------ ----------- ---------------- -----------

BALANCE, DECEMBER 31,
2002                                $613  $(100,000)   $(31,202,978)   $1,702,982
                             ============ =========== =============== ===========

Issuance of common
stock in connection
with joint development
contract, net of
offering costs                         -           -                -   2,462,465

Issuance of common
stock in private
placement including
conversion of
promissory note, net of
offering costs                         -           -                -   2,073,162

Conversion of
convertible promissory
bridge notes,
beneficial conversion
feature                                -           -                -   1,000,000

Foreign currency
translation                    (178,341)           -                -    (178,341)

Issuance of common
stock in private
placement, net of                                                       7,785,020
offering costs                         -           -               -

Issuance of common
stock in connection
with conversion of
mortgage to equity
including non-cash
mortgage conversion                                                       972,085
costs of $222,084                      -           -               -

Issuance of common
stock in connection
with Secured                                                              100,000
Convertible Note                       -           -               -

Beneficial conversion
feature in connection
with Secured
Convertible Note                       -           -               -      486,147

Issuance of common
stock in connection
with exercise of                                                       1,324, 112
warrants                               -           -               -

Warrants issued in
connection with
promissory note                        -           -               -      618,250

Issuance of common
stock in connection
with conversion of
secured convertible note               -           -               -      229,500

Net Loss                               -           -     (6,949,074)   (6,949,074)
                             ------------ ----------- --------------- -------------
BALANCE, DECEMBER 31,         $(177,728)  $(100,000)   $(38,152,052)  $11,626,308
2003
                             ============ =========== =============== =============
                         The accompanying notes are an integral part of these statements.

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                                    (Part 1)

                            Common      Common     Preferred  Preferred  Additional
                            Stock       Stock      Stock      Stock        Paid-in
                            Shares      Amount     Shares     Amount      Capital
                           ----------- ---------- ---------- ---------- ------------

BALANCE, DECEMBER 31,
2003                       23,098,179    $23,098    373,779   $618,161  $49,414,829
                           ----------- ---------- ---------- ---------- ------------

Issuance of stock in
connection with joint
conversion of secured
convertible note              694,314        695          -          -    1,744,742

Issuance of stock in
connection with exercise
of options                     85,137         85          -          -      173,641

Issuance of stock,
options and warrants in
connection with clinical
affairs consulting
contracts                      10,000         10          -          -      152,799

Issuance of common stock
in private placement,
net of offering costs       1,500,000      1,500          -          -    4,154,031

Acceleration of option
vesting in connection
with separation
agreement                           -          -          -          -       10,780

Foreign currency
translation                         -          -          -          -            -

Net loss                            -          -          -          -            -
                           ----------- ---------- ---------- ---------- ------------
BALANCE,   DECEMBER   30,  25,387,630    $25,388    373,779   $618,161  $55,650,822
2004
                           =========== ========== ========== ========== ============

                         The accompanying notes are an integral part of these statements.

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY CONTINUED
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                                    (Part 2)


                                         Accumulated
                           Additional       Other
                             Paid-in    Comprehensive  Treasury     Accumulated
                             Capital        Loss         Stock        Deficit        Total
                           ------------ -------------- ----------- -------------- ------------

BALANCE, DECEMBER 31,
2003                       $49,414,829     $(177,728)  $(100,000)  $(38,152,052)  $11,626,308
                           ------------ -------------- ----------- -------------- ------------

Issuance of stock in
connection with joint
conversion of secured
convertible note             1,744,742              -           -              -    1,745,437

Issuance of stock in
connection with exercise
of options                     173,641              -           -              -      173,726

Issuance of stock,
options and warrants in
connection with clinical
affairs consulting
contracts                      152,799              -           -              -      152,809

Issuance of common stock
in private placement,
net of offering costs        4,154,031              -           -              -    4,155,531

Acceleration of option
vesting in connection
with separation
agreement                       10,780              -           -              -       10,780

Foreign currency
translation                          -      (102,854)           -              -     (102,854)

Net loss                             -                          -    (4,410,263)   (4,410,263)
                           ------------ -------------- ----------- -------------- ------------
BALANCE,   DECEMBER   30,  $55,650,822     $(280,582)  $(100,000)  $(42,562,315)  $13,351,474
2004
                           ============ ============== =========== ============== ============

                         The accompanying notes are an integral part of these statements.

                                      F-6

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,


                                                                                      2004                  2003
                                                                                -----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                    $        (4,410,263)   $       (6,949,074)
 Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                                      784,901               685,690
      Bad debt expense                                                                   113,354                62,878
      Interest expense, debt conversion                                                        -             1,000,000
      Mortgage conversion expense                                                              -               222,084
      Change in value of warrants and amortization of beneficial
        conversion feature                                                               299,451               315,204
      Accretion of note discount                                                         282,244                92,059
      Deferred income taxes                                                              397,720                40,852
      Non cash expenses in connection with issuance of common stock and
       options for consulting agreements                                                163,589
 Changes in assets and liabilities:
    (Increase) decrease in accounts receivable                                        (1,413,003)              340,676
    Increase in inventories                                                           (1,338,868)             (135,419)
    Decrease (increase) in prepaid expenses and other assets                             390,511              (507,333)
    Increase (decrease) in accounts payable                                              144,907              (623,494)
    Increase in accrued expenses, deferred revenue, customer deposits and
      accrued interest                                                                   160,101               728,184
                                                                                -----------------     -----------------
      NET CASH USED IN OPERATING ACTIVITIES                                  $        (4,425,356)   $      ( 4,727,693)
                                                                                -----------------     -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                (308,103)             (154,196)
    Patent costs                                                                        (171,863)              (15,191)
                                                                                -----------------     -----------------
      NET CASH USED IN INVESTING ACTIVITIES                                  $          (479,966)  $          (169,387)
                                                                                -----------------     -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments under term notes payable                                                   (2,200,000)           (1,000,000)
  Proceeds from issuance of secured convertible debt                                           -             3,661,600
  Decrease (increase) in restricted cash                                               1,000,000            (1,000,000)
  Net proceeds from issuance of common stock, net of offering costs                    4,304,193            12,649,995
                                                                                -----------------     -----------------

Effect of exchange rate changes                                                         (102,854)             (178,341)

Net (decrease) increase in cash and cash equivalents                                  (1,903,983)            9,236,174
Cash and cash equivalents, beginning of period                                        11,248,983             2,012,809
                                                                                -----------------     -----------------
Cash and cash equivalents, end of period                                     $         9,345,000    $       11,248,983
                                                                                =================     =================
Supplemental cash flow information:
  Cash paid for interest                                                     $           933,057   $            93,690
  Non-cash reclassification of assets from inventory to fixed assets         $           722,845   $           414,499

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

         Credit is extended based on evaluation of the customers' financial condition. Accounts receivable payment terms vary and are stated in the financial statements at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the payment terms are considered past due. The allowance is determined by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, customers' current ability to pay their obligations, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

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

GOODWILL AND INTANGIBLE ASSETS

          Registration and legal fees associated with patent filings are capitalized and amortized over three years. Management reviews these assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets might not be recoverable. EP MedSystems has determined that, as of December 31, 2004 and 2003, no such assets have been impaired.

          Goodwill represents the excess of the cost over the fair value of net assets acquired in business combinations. Currently, the Company operates as a single reporting unit. Goodwill and other "indefinite-lived" assets are not amortized and are subject to the impairment rules of Statement of Financial Accounting Standards No. 142 ("SFAS 142") which the Company adopted effective as of January 1, 2002. Goodwill is tested for impairment on an annual basis or upon the occurrence of certain circumstances or events. The Company determines the fair market value of its reporting unit using quoted market rates and cash flow techniques. The fair market value of the reporting unit is compared to the carrying value of the reporting unit to determine if an impairment loss should be calculated. If the book value of the reporting unit exceeds the fair value of the reporting unit, an impairment loss is indicated. The loss is calculated by comparing the fair value of the goodwill to the book value of the goodwill. If the book value of the goodwill exceeds the fair value of goodwill, an impairment loss is recorded. Fair value of goodwill is determined by subtracting the fair value of the identifiable assets of a reporting unit from the fair value of the reporting unit. There were no impairment losses recorded in 2004 or 2003.

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

          EP MedSystems provides a one-year warranty on all of its electronic products and, in accordance with Statement of Financial Accounting Standard No. 5 "Accounting for Contingencies," accrues for the estimated cost of providing this warranty at the time of sale. Further, the Company incurs discretionary costs to service its products in connection with product performance issues. The estimates of the future warranty costs are based on historical experience.

                                                                                  2004               2003
                                                                             ---------------     --------------
Beginning balance                                                        $       126,000     $        71,000
Warranties                                                                       649,000             291,000
Warranty payments                                                               (444,000)           (236,000)
                                                                             ---------------     --------------

Ending balance                                                           $      $331,000     $      $126,000
                                                                             ===============     ==============

          In addition to the standard one-year warranty provided on all products, EP MedSystems offers separately priced extended warranties. EP MedSystems recognizes revenue from these warranty contracts on a straight-line basis over the contract period in accordance with FASB Technical Bulletin 90-1 "Accounting for Separately Priced Product Warranties and Product Maintenance Contracts."

SHIPPING AND HANDLING COSTS

         In accordance with EITF 00-10: Accounting for Shipping and Handling Fees and Costs, the Company reflects freight costs associated with shipping its products to customers as a component of sales and marketing expenses. Total direct shipping costs incurred in 2004 were approximately $416,000.


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

         On December 16, 2004 the FASB issued SFAS No. 123(R), "Share-Based Payment", which is an amendment to SFAS No. 123, "Accounting for Stock-Based Compensation." This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and generally requires such transactions to be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements. This new standard is effective for awards that are granted, modified or settled in cash in interim and annual periods beginning after June 15, 2005. In addition, this new standard will apply to unvested options granted prior to the effective date. We will adopt this new standard effective for the third quarter of 2005, and have not yet determined what impact this standard will have on our financial position or results of operations, but it is likely the adoption of this standard will have a material impact on our results of operations.

          EP MedSystems records the fair value of stock issuances to non-employees based on the market price on the date issued. The amount is expensed, capitalized or recorded as a reduction of paid-in capital, depending on the purpose for which the stock is issued. It is EP MedSystems' policy to account for stock options granted to non-employees in accordance with Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," and the fair value is measured using the Black-Scholes option pricing model under Statement of Financial Accounting Standard No. 123.See Shareholders' Equity footnote for stock options issued to non-employees.

          Had compensation costs for EP MedSystems' stock option plans been determined consistent with SFAS No. 123 "Accounting for Stock-Based Compensation", EP MedSystems' proforma net loss and loss per share for 2004 and 2003 would have been as follows:


                                                                     2004                   2003
                                                                     ----                   ----

       Net loss, as reported                                      $(4,410,263)           $(6,949,074)

       Deduct:  Total stock-based employee compensation
       expense determined under fair value based method
       for all awards granted since January, 1995, net of
       related tax effects                                          $(559,575)              (423,730)
                                                             ------------------     ------------------

       Pro forma net loss                                         $(4,969,838)           $(7,372,804)
                                                             ==================     ==================

       Loss per share:
           Basic and diluted - as reported                             $(0.19)                $(0.38)
                                                             ------------------     ------------------
           Basic and diluted - pro forma                               $(0.21)                $(0.40)
                                                             ------------------     ------------------

NET LOSS PER SHARE

         Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share since potential shares of common stock from the exercise of stock options and warrants are anti-dilutive for all periods presented. Accordingly, potential common shares of approximately 4,386,000 and 4,917,000 for the years ended December 31, 2004 and 2003, respectively, have been excluded from the diluted per share calculation.

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

COMPREHENSIVE INCOME / LOSS

          For the years ended December 31, 2004 and 2003, components of comprehensive loss consisted of net loss and foreign currency translation adjustments. Comprehensive loss for the years ended December 31, 2004 and 2003 was $4,513,000 and $7,127,000, respectively.

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

         Also in accordance with SFAS No. 52, transaction gains and/or losses are incurred as a result of the changes between functional currency and the transaction denominated currency. These gains and/or losses are marked to the current exchange rate on a quarterly basis and included in expenses in the Statement of Operations. For the year ended December 31, 2004 and 2003, the transaction gains recorded were approximately $132,000 and $235,000, respectively.

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



3.       INVENTORIES

Inventories consist of the following:
                                                                            DECEMBER 31,
                                                                     2004                   2003
                                                                ---------------        ---------------
                    Raw materials                           $        1,201,449      $       1,202,711
                    Work in progress                                   516,893                561,008
                    Finished goods                                   1,399,511                725,111
                    Reserve for obsolescence                          (170,000)              (158,000)
                                                                ---------------        ---------------
                                                            $        2,947,853     $        2,330,830
                                                                ===============        ===============

4.       PROPERTY AND EQUIPMENT

Property and equipment consist of the following:
                                                                            DECEMBER 31,
                                                                     2004                   2003
                                                                ----------------        --------------
                    Land                                    $            69,738      $       69,738
                    Buildings and improvements                        1,037,674           1,029,341
                    Leasehold improvements                              132,298             128,102
                    Machinery and equipment                           4,514,870           3,496,164
                    Furniture and fixtures                              232,441             233,729
                                                                ----------------        --------------
                                                             $        5,987,021      $    4,957,074
                    Less: accumulated depreciation                   (3,763,600)         (3,005,434)
                                                                ----------------        --------------
                                                            $         2,223,421     $4    1,951,640
                                                                ================        ==============



5.       INTANGIBLE ASSETS

Intangible assets consist of the following:
                                                                            DECEMBER 31,
                                                                     2004                   2003
                                                                ---------------        ---------------
                    Goodwill                                $       774,099         $       774,099
                    Less: accumulated amortization                 (432,369)               (432,369)
                                                                ---------------        ---------------
                                                            $       341,730         $       341,730
                                                                ===============        ===============



                                                                            DECEMBER 31,
                                                                     2004                   2003
                                                                ---------------        ---------------
                    Other intangible assets                 $       368,650         $       196,787
                    Less: accumulated amortization                 (210,488)               (183,754)
                                                                ---------------        ---------------
                                                            $       158,162         $        13,033
                                                                ===============        ===============
                                                                ===============        ===============



At December 31, 2004 and 2003 other intangible assets consist primarily of patent costs. At December 31, 2004, the net intangible asset was $158,162 and it is expected to be fully amortized as follows:

                              2005          $61,384
                              2006          $56,743
                              2007          $40,035

6.       COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

         EP MedSystems leases office space in the United Kingdom, France and the Netherlands to support European and Asian sales and service. The Company has its executive offices with its manufacturing facility in West Berlin, New Jersey. The total rent expense associated with office leases was approximately $67,000 and $53,000 in 2004 and 2003, respectively. Additionally, EP MedSystems also leases certain office equipment for periods extending through 2006.

          The aggregate future commitment for minimum rentals as of December 31, 2004 is as follows:

                              2005               $27,000
                              2006                $5,000


EMPLOYEE LIFE INSURANCE

          EP MedSystems has key man life insurance policies for $1,000,000 covering its Chief Executive Officer and $500,000 for the Vice President of Engineering, for which it is the beneficiary.

SUPPLIERS

         The Company outsources the manufacture of some components to its products. Some of these arrangements are sourced from one supplier.

7.       NOTES PAYABLE

         On November 15, 2000, EP MedSystems, Inc. completed a debt financing for $3.2 million with Medtronic Asset Management, Inc., an affiliate of Medtronic, Inc., and one of EP MedSystems' shareholders. Approximately $2.3 million was utilized to repay outstanding amounts on EP MedSystems' revolving credit facility. The principal and all accrued interest on the note was to be repaid on November 15, 2003 and the note was secured by a pledge by David Jenkins, EP MedSystems' Chairman, of shares of common stock of a privately-held corporation. On March 12, 2003, the due date of the note was extended to April 1, 2004. In connection with the extension, the Company paid $1 million of the note upon receipt of certain equity proceeds and increased the interest rate to the prime rate plus 3%. The prime rate was 4% at December 31, 2003. EP MedSystems had accrued approximately $728,000 of interest expense as of December 31, 2003. In February 2004, the principal amount of this note along with all accrued interest was repaid in full.

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

         At the closing of the transaction, the Company issued the Convertible Note to Laurus having a principal amount of $4,000,000 and received net proceeds of $2,661,600. An additional $1,000,000 of the Convertible Note was previously restricted and those restrictions were released during the third quarter of 2004. The balance of the proceeds was used to pay fees incurred in connection with this transaction. Deferred financing fees are being amortized over the life of the Convertible Note using the effective interest method. In addition, the Company paid a portion of the fees payable to an intermediary, Biscayne Capital Markets, Inc. ("Biscayne"), in 40,000 shares of the Company's Common Stock having a market value on the date of closing of this transaction equal to $100,000. The net proceeds of the Convertible Note will be used by the Company for working capital purposes and payment of outstanding debt.

         The portion of the Convertible Note against which Laurus advances funds based on the Company's accounts receivable bears interest at the prime rate, with a floor of 4%, and the balance (the "Advance Amounts") bears interest at the prime rate plus 2%, effective interest rate of 16.86%, including accretion of debt discount and amortization of the beneficial conversion feature. One half of Advance Amounts outstanding on February 28, 2005 was required to be repaid on or before that date. However, there were no "Advance Amounts on that date, as the net collateral exceeded the principal amount outstanding on the Convertible Note. The remaining balance of the Advance Amounts outstanding on the date of the closing is required to be repaid on or before August 28, 2006. The Company, subject to certain rights of cancellation, may extend the credit facility by Laurus, on a year-by-year basis, commencing August 28, 2006. The Company may repay in cash, without penalty, up to $500,000 of the Convertible Note in any one calendar year, plus all Advance Amounts.

         Subject to certain volume limitations and other conditions, all or a portion of the Convertible Note was convertible into the Common Stock of the Company at the Company's option if the market price of the Company's Common Stock reached a level, for 11 consecutive trading days, which is above 120% of $2.55 (the "Fixed Conversion Price"), which through December 14, 2004 was $2.55 and which was a price in excess of the market price of the Company's Common Stock on the date of closing. Subject to certain volume limitations and other conditions, Laurus has the option to convert all or a portion of the Convertible
Note into shares of the Company's Common Stock at the Fixed Conversion Price.

         Following the conversion into the Company's Common Stock by the Company and/or Laurus of an aggregate of $2,000,000 of the principal amount of the Convertible Note (a "Conversion Event"), the Fixed Conversion Price will be adjusted upward to a price which is 115% of the average of the closing price of the Company's Common Stock for the three trading days prior to the Conversion Event. On December 15, 2004, the balance of the first $2,000,000 of the principal amount was converted into shares of the Company's common stock. The fixed conversion price was adjusted upwards from $2.55 to $4.20, on the remaining $2,000,000 principal balance. Subject to certain limitations, including the repayment obligations with respect to Advance Amounts described above, the dollar amounts of the Convertible Note converted may be re-borrowed.

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

         In October 2003, the Company registered, under the Securities Act of 1933, as amended, 1,500,000 shares of its Common Stock which may be received by Laurus upon conversion of the Convertible Note and exercise of the Warrant and the remaining 293,628of such shares were registered in November of 2004.

         In accordance with the provisions of Emerging Issues Task Force (EITF) Issue 00-27, "Application of EITF Issue No. 98-5 'Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios', to Certain Convertible Securities", the allocated value of the Convertible Note contained a beneficial conversion feature calculated based on the difference between the effective conversion price of the proceeds allocated to the Convertible Notes and the Warrants at the date of issuance. The amount arising from the beneficial conversion feature aggregated approximately $486,000 and is being amortized as interest expense from the date of the issuance of the Convertible Note to the mandatory redemption date of August 28, 2006. The Company valued the Convertible Note and the Warrants at issuance. The fair value of the Warrants at the time of issue was $407,500. In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," the Company marked the Warrants to market at September 30, 2003 incurring a non-cash charge of $264,000. The registration rights agreement associated with the Convertible Note was amended on November 25, 2003 and, as a result, the amount associated with the Warrants was transferred to equity. The Company marked the Warrants to market at the date of the amendment which reduced the overall expense to $210,750 for the year ended December 31, 2003. The net carrying value of the Convertible Note, after allocation of the fair value of the Warrants is being accreted to interest expense over the term of the Convertible Note using the effective interest method.

         The maturities on long-term debt consists of the following at December 31, 2004:

                              2005         $                 -
                              2006         $         1,958,611
                                              ----------------
                                                   $ 1,958,611
                                              ================

         The maturities above are net of $41,329 in discount of the Convertible Note at December 31, 2004.

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

          During the year ended December 31, 2001, EP MedSystems consummated the private sale and issuance of Series A convertible preferred stock to Medtronic, Inc. ("Medtronic"). In 2002, Medtronic converted a portion of its preferred stock into shares of common stock of the Company. At December 31, 2004 and 2003, Medtronic held 373,779 of the Company's Series A Preferred Shares which were convertible into 387,946 shares of common stock of the Company at the option of Medtronic or the Company in accordance with the terms of the agreement with Medtronic, Inc. The Series A Preferred Shares have a liquidation preference of $2.048 per share. Subsequent to December 31, 2004, Medtronic converted their preferred shares into 387,946 shares of common stock of the Company.

COMMON STOCK

          EP MedSystems is authorized to issue 40,000,000 shares of common stock, no par value, $.001 stated value per share, of which a total of 25,387,630 and 23,098,179 shares were issued and 50,000 shares were held in Treasury Stock at December 31, 2004 and 2003, respectively.

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

         On January 31, 2003, the Company completed a $2,470,000 private placement of its common stock to various accredited investors. The Company issued 2,007,475 shares of its common stock for a purchase price of $1.23 per share and warrants to purchase 802,990 shares of common stock at an exercise price per share of 110% of the closing trading price on the date of closing of that transaction, which was $1.6943. In the private placement, the Company received approximately $1,570,000 in cash, net of offering costs. The balance of the private placement included the conversion of the entire principal amount of, and accrued interest on, the promissory notes from the EGS Entities into common stock of the Company and the securities issued in that private placement were issued on the same terms and conditions as those of the other investors. In connection with that conversion, the 50,000 warrants issued to the EGS Entities on December 30, 2002 were cancelled in 2003 and the Company recorded a $1,000,000 non-cash charge in connection with the conversion. The charge is for interest conversion expense associated with certain beneficial conversion features and the intrinsic value of embedded conversion options within the promissory notes. The Company had the right, with prior notice to the holders of the warrants, to repurchase the warrants issued in connection with the private placement at $.01 per warrant at any time after the average closing price of the Company's common stock, for any twenty consecutive trading days, has equaled or exceeded $2.54. In July of 2003, the closing price requirement for repurchase of the warrants was met, notice to repurchase the warrants was given to the warrant holders by the Company, and 794,790 shares of common stock were issued upon exercise of these warrants. In April 2003, the Company completed an additional $210,000 private placement of 120,000 shares of its common stock to various accredited investors.

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

         In May of 2004, the Company engaged a physician as a consultant to head its clinical affairs department. In connection with that agreement, the Company issued 10,000 shares of the Company's common stock to the physician and granted the physician an option to purchase 10,000 shares of the Company's common stock which vests twelve months from the date of grant. Also in connection with the agreement, the Company granted the physician an option to purchase 40,000 shares of the Company's common stock which vests in equal installments over five years. The exercise price of each of the options was the fair market value of the Company's common stock on the date of the grant. The transactions were accounted for in accordance with Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." The fair value was measured using the Black-Scholes option pricing model under Statement of Financial Accounting Standard No. 123 using the following assumptions for each grant as follows: risk free rate: 3.07%, 10 year life, and a volatility percentage of 83.86%.

         In October 2004, the Company engaged a physician as a consultant to manage a clinical study. In connection with that agreement, the Company granted the physician a warrant to purchase 10,000 shares of the Company's common stock which vested immediately. The exercise price of the warrants was the fair market value of the Company's common stock on the date of the grant. The transaction was accounted for in accordance with Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." The fair value was measured using the Black-Scholes option pricing model under Statement of Financial Accounting Standard No. 123 using the following assumptions: risk free rate of 3.36%, 10 year life, and a volatility percentage of 77.25%.

         On December 15, 2004, the Company completed a $4,500,000 private placement of its common stock to two accredited investors. The Company issued 1,500,000 shares of its common stock at a purchase price of $3.00 per share.

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

2002 OPTION PLAN

          EP MedSystems' 2002 Stock Option Plan (the "2002 Plan") was approved by the Shareholders in August 2002 and amended in December 2004. A total of 1,000,000 shares of the common stock of the Company are reserved for issuance under this Plan. The 2002 Plan provides for grants of incentive stock options to employees of EP MedSystems. The 2002 Plan is administered by the Compensation Committee. The 2002 Plan will terminate on August 29, 2012, unless terminated earlier by the Board of Directors.

          During the second quarter of 2004, in connection with a separation agreement with one of the Company's employees, there was an acceleration of the vesting of certain options. In connection with the accelerated vesting, the Company recorded an expense in accordance with FIN44, "Accounting for Certain Transactions Involving Stock Compensation."

          For the year ended December 31, 2004 and 2003 no non-employee holders of non-plan stock options exercised their options.

          At December 31, 2004 and 2003, EP MedSystems had 2,577,063 and 1,935,200 shares, respectively, of common stock reserved for stock options under all plans. All stock options granted by EP MedSystems, were granted at exercise prices not less than the current fair market value of EP MedSystems' common stock on the date of grant, as determined by the Board of Directors or the fair market value on the date of grant.

          Information relating to stock options is as follows:


                                                                              OPTION                 WEIGHTED
                                                      NUMBER OF                PRICE                  AVERAGE
                                                       OPTIONS                 RANGE              EXERCISE PRICE
                                                   -----------------    --------------------    --------------------
Outstanding at December 31, 2002                       1,431,379              $1.91 - $4.19                   $2.46
Granted                                                  470,550              $1.32 - $3.90                   $2.31
Exercised                                                      -                          -                       -
Forfeited/Expired                                       (314,519)             $1.34 - $4.13                   $2.75
                                                   -----------------    --------------------    --------------------
Outstanding at December 31, 2003                       1,587,410              $1.32 - $4.13                   $2.35
                                                   =================    ====================    ====================

    Granted                                              576,500              $2.48 - $3.56                   $2.61
    Exercised                                            (85,137)             $1.32 - $2.88                   $2.09
    Forfeited/expired                                   (160,315)             $1.32 - $3.75                   $2.44
                                                   -----------------    --------------------    --------------------
Outstanding at December 31, 2004                       1,918,458              $1.32 - $4.13                   $2.60
                                                   =================    ====================    ====================
Exercisable at December 31, 2004                         674,950              $1.32 - $3.25                   $2.14
                                                   =================    ====================    ====================


          Under Statement of Financial Accounting Standards No. 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions in 2004 and 2003, respectively:

                                                                  2004             2003
                                                              -------------    -------------
                  Risk free interest rate                        3.56%            3.27%
                  Expected life                                 5 years          5 years
                   Volatility                                    80.07%           81.95%
                  Weighted average fair value of options
                  granted during the year
                                                                 $3.15            $2.31
                  Expected dividends                               -                -

The following table summarizes information about stock options outstanding at December 31, 2004:

                      Options         Outstanding                                Options Exercisable

    Range of           Number      Weighted average        Weighted             Number         Weighted
 exercise prices   outstanding at  contractual life    average exercise     Exercisable at      average
                    December 31,                             price           December 31,   exercise price
                        2004                                                     2004
----------------   --------------  ----------------    -----------------    --------------  ---------------
$1.32-$1.91
                        208,750            7.1                $1.68           122,500           $1.78
$2.00-$3.00
                      1,083,250            6.6                $2.30           529,560           $2.18
$3.03-$4.25
                        626,458            8.3                $3.42            22,890           $3.16
               -----------------                                     -----------------
                      1,918,458                                               674,950
               =================                                     =================

10.      INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

          EP MedSystems manages its business on the basis of one reportable segment--the manufacture and sale of cardiac electrophysiology products. EP MedSystems' chief operating decision makers use consolidated results to make operating and strategic decisions.

          The following table sets forth product sales by geographic segment as of December 31,

                                                       2004                  2003
                                                 ------------------     ----------------
              United States                            $12,751,000           $5,922,000
              Europe/Middle East                         2,607,000            2,604,000
              Asia and Pacific Rim                       1,011,000            1,477,000
                                                 ------------------     ----------------
                                                       $16,369,000          $10,003,000
                                                 ==================     ================

          Sales of EP MedSystems' cardiac electrophysiology devices and related catheters aggregated $14,962,000 and $1,407,000 in 2004 and $8,780,000 and
$1,223,000 in 2003, respectively. EP MedSystems' long-lived assets are primarily located in the U.S. No one foreign country was material to the Company's sales in 2004.

          Net sales for the year ended December 31, 2004 were billed in two currencies: $15,714,000 in U.S. dollars and $655,000 in Euros. Management has determined that the impact of foreign currency risk on sales is minimal since a majority of sales are billed in U.S. dollars. EP MedSystems does incur translation gains and losses, which are recorded in Shareholders' Equity.

11.      EMPLOYEE BENEFIT PLAN

          During 1997, EP MedSystems established an employee 401(k)-salary deferral plan that allows contributions by all eligible full time employees. Eligible employees may contribute up to 15% of their respective compensation, subject to statutory limitations, and EP MedSystems may match a percentage of employee contributions at the discretion of the Board of Directors. During the years ended December 31, 2004 and 2003, no matching contributions were made to the plan.

12.      INCOME TAXES

          EP MedSystems accounts for income taxes in accordance with the provisions of Statement of Financial Account Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires EP MedSystems to recognize income tax benefits for the loss carryforwards, which have not previously been recorded. At December 31, 2004 and 2003, a valuation allowance has been recognized to offset all but a portion of deferred tax assets related to these carryforwards. The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:


                                                                               DECEMBER 31,
                                                                         2004                 2003
                                                                   -----------------     ----------------
           Allowance for doubtful accounts                      $            55,716   $           39,444
           Inventory reserves                                                68,392               63,304
           Intangible asset amortization                                  (216,554)            (155,221)
           Depreciation                                                      53,905              130,748
           Accrued liabilities                                              224,849               86,408
           Net operating loss carryforwards                              13,435,067           11,953,308
           Research and development credit                                  548,183              548,183
           Write-down of EchoCath investment                                560,000              560,000
           Write-off of note receivable                                      43,000               43,000
           Deferred warranty income                                         338,592              256,712
           Other                                                            103,265               90,285
                                                                   -----------------    -----------------
                                                                         15,214,415           13,616,171
           Less: Valuation allowance                                    (15,214,415)         (13,218,451)
                                                                   -----------------    -----------------
                                                                $               --   $          397,720
                                                                   -----------------    -----------------

Income Tax Benefit consists of the following:


                                                     YEAR ENDED DECEMBER 31,
                                                   2004                 2003
                                          -----------------     ----------------
           Current                     $         (858,198)   $        (438,000)
           Deferred                               397,720               40,280
                                         -----------------    -----------------
               Total                    $        (460,478)   $        (397,720)
                                         -----------------    -----------------


          At December 31, 2004 and 2003, EP MedSystems had approximately $37,794,000 and $34,057,000, respectively, of federal net operating loss carryforwards available to offset future income. The federal carryforwards expire between 2009 and 2025. Due to ownership changes that occurred, as defined by Section 382 of the Internal Revenue Code, EP MedSystems may be limited in the use of net operating losses generated prior to the changes in ownership in each year following the change in ownership. Additionally, EP MedSystems may have experienced subsequent changes in ownership, as defined by Section 382, resulting in additional limitations in EP MedSystems' ability to utilize certain net operating losses.

          During the years ended December 31, 2004 and 2003, the Company received approval to sell a portion of its unused cumulative New Jersey Net Operating Loss ("NOLs") carryforwards under the State of New Jersey's Technology Business Tax Certificate Transfer Program (the "Program"). The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of NOL carryforwards and defined research and development credits for cash. The Company received approval to sell NOLs of EP MedSystems and ProCath statutory entities in November 2004 and 2003, respectively. The Company entered into contracts to sell those NOL's for approximately $460,000 and $398,000 in December 2004 and 2003, respectively. Accordingly, the Company has adjusted its valuation allowance to reflect net deferred tax asset of $398,000 as of December 31, 2003. In 2004, the Company had received the proceeds from the sale of the NOL carryforwards prior to year end and therefore no net deferred tax asset balance is reflected on the balance sheet.

          A reconciliation of EP MedSystems' effective tax rate is as follows:

                                                                            DECEMBER 31,
                                                                     2004                  2003
                                                                 --------------        --------------

    Federal statutory rate                                          (34.0%)               (34.0%)
    Increase (reduction) in income taxes resulting from:
       Benefit from sale of state net operating loss                 (9.5%)                (5.4%)
       Change in valuation allowance                                 30.0%                 32.6%
       Other                                                          4.0%                  1.4%
                                                                 --------------        --------------
    Effective Tax Rate                                               (9.5%)                (5.4%)
                                                                 ==============        ==============

13.      RECENTLY ISSUED ACCOUNTING STANDARDS

         In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities -- an Interpretation of Accounting Research Bulletin (ARB) No. 51." FIN 46 requires the primary beneficiary to consolidate a variable interest entity (VIE) if it has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. FIN 46 applies immediately to VIEs created after January 31, 2003, and to VIEs in which the entity obtains an interest after that date. For VIEs acquired before February 1, 2003, the effective date for EP MedSystems is July 1, 2003. In December 2003, the FASB published a revision to FIN 46 ("FIN 46R") to clarify some of the provisions of the interpretation and defer to the effective date of implementation for certain entities. Under the guidance of FIN 46R, entities that do not have interests in structures that are commonly referred to at special purpose entities are required to apply the provisions of the interpretation in financials statements for periods ending after March 14, 2004. The adoption of this Statement did not have a material impact on our results of operations, financial position, or cash flows.

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

         In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that " . . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges . . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. At this time, management does not believe the adoption of this Statement will have any immediate material impact on the Company's results of operation, financial position or cash flow.

         On December 16, 2004 the FASB issued SFAS No. 123(R), Share-Based Payment, which is an amendment to SFAS No. 123, Accounting for Stock-Based Compensation. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires such transactions to be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements. This new standard is effective for awards that are granted, modified or settled in cash in interim and annual periods beginning after June 15, 2005. In addition, this new standard will apply to unvested options granted prior to the effective date. We will adopt this new standard effective for the third quarter of 2005, and have not yet determined what impact this standard will have on our financial position or results of operations, but it is likely the adoption of this standard will have a material impact on our results of operations.

         In December 2004, the FASB issued SFAS No.153, Exchange of Nonmonetary Assets. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetrary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this Statement will have no impact on the financial statements of the company.

         In December 2004, the FASB issued two FASB Staff Positions (FSP) regarding the accounting implications of the American Jobs Creation Act of 2004. The Company is assessing the impact, if any, that FAS No. 109-1, "Application of FASB Statement No. 109 'Accounting for Income Taxes' to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" and FSP No. 109-2 "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" will have on the Company's effective tax rate in 2005.

         At its September 29-30, 2004, meeting, the FASB reached a conclusion on Emerging Issues Task Force (EITF) Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share", that contingently convertible debt instruments will be subject to the if-converted method under FASB Statement No. 128 (SFAS No. 128), EARNINGS PER SHARE, regardless of the contingent features included in the instrument. Under current practice, issuers of contingently convertible debt instruments exclude potential common shares underlying the debt instruments from the calculation of diluted earnings per share until the market price or other contingency is met. Due to the losses incurred for the quarter, diluted net loss per share does not differ from basic net loss per share, since potential shares of common stock issuable upon the conversion of the convertible debt are anti-dilutive for all periods presented. EITF 04-8 could have a future impact on the Company's results of operations in the event that the potential shares of common stock issuable upon conversion of the convertible debt were included in the diluted earnings per share calculation. The effective date for Issue 04-8 is for reporting periods ending after December 15, 2004

14.      RELATED PARTY TRANSACTIONS

          On December 30, 2002, the Company issued notes, in an aggregate amount of $1 million to EGS Private Healthcare Partners L.P. and EGS Private Healthcare Counterpart L.P. (the EGS Entities). A Managing Member of the EGS Entities is also on the Board of Directors of EP MedSystems. On January 31, 2003, the notes were converted to equity in connection with a private placement.

          The Company's $3.2 million note with Medtronic, Inc., a shareholder in EP MedSystems, was secured by a pledge of certain shares of stock in a privately held company owned by David Jenkins, EP MedSystems' Chairman of the Board. In February 2004, the principal amount of this note, together with all accrued interest, was repaid in full.

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