Form 10-Q
period 2005-03-31
EP MEDSYSTEMS INC
filed 2005-05-16
CIK 1012394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
                For the period ended: March 31, 2005

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



                                 (856) 753-8533
                         (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes __No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2, of the Exchange
Act). Yes X No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
         Class                                       Outstanding at May 13, 2005
         -----                                       ---------------------------
         Common Stock, without par value                  25,814,176 shares

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                    CONTENTS

PART I -- FINANCIAL INFORMATION                                                                                 Page
                                                                                                                ----

            Item 1.       Financial Statements

                          Consolidated Balance Sheets at March 31, 2005 (unaudited) and December 31, 2004.....   3

                          Consolidated  Statements  of  Operations  for the three  months ended March 31, 2005
                          and 2004 (unaudited)................................................................   4

                          Consolidated Statements of Changes in Shareholders' Equity for the Three Months
                          Ended March 31, 2005 (unaudited)....................................................   5

                          Consolidated  Statements of Cash Flows for the three months ended March 31,  2005and
                          2004 (unaudited)....................................................................   6

                          Notes to Consolidated Financial Statements (unaudited)..............................   7

            Item 2.       Management's   Discussion  and  Analysis  of  Financial  Condition  and  Results  of
                          Operations..........................................................................   16

            Item 3.       Quantitative and Qualitative Disclosures About Market Risk..........................   26

            Item 4.       Controls and Procedures.............................................................   27

PART II -- OTHER INFORMATION

            Item 1.       Legal Proceedings...................................................................   28

            Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.........................   28

            Item 3.       Defaults Upon Senior Securities.....................................................   28

            Item 4.       Submission of Matters to a Vote of Security Holders.................................   28

            Item 5.       Other Information...................................................................   28

            Item 6.       Exhibits............................................................................   29

            Signatures.......................................................................................    30

            Exhibit Index....................................................................................    31

                          PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                             MARCH 31, 2005
ASSETS                                                                        (UNAUDITED)          DECEMBER 31, 2004
                                                                           -------------------     -------------------
Current assets:
   Cash and cash equivalents                                            $           7,855,174   $           9,345,000
   Accounts receivable, net of allowances for doubtful
      accounts of $139,000, for each period respectively                            3,640,696               4,335,075
   Inventories, net of reserves                                                     3,226,055               2,947,853
   Prepaid expenses and other current assets                                          431,429                 472,654
                                                                           -------------------     -------------------
       Total current assets                                                        15,153,354              17,100,582

Property, plant and equipment, net                                                  2,146,793               2,223,421
Goodwill                                                                              341,730                 341,730
Other intangible assets, net                                                          235,044                 158,162
Other assets                                                                          131,984                 179,046
                                                                           -------------------     -------------------
       Total assets                                                     $          18,008,905  $           20,002,941
                                                                           ===================     ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                 1,590,733               2,107,463
   Accrued expenses                                                                 1,642,894               1,776,816
   Deferred revenue                                                                   403,602                 460,393
                                                                           -------------------     -------------------
       Total current liabilities                                                    3,637,229               4,344,672

Deferred warranty revenue, non-current                                                344,047                 348,184
Secured convertible note, non-current                                               1,965,019               1,958,611
                                                                           -------------------     -------------------
       Total liabilities                                                $           5,946,295    $          6,651,467
                                                                           -------------------     -------------------
Commitments and contingencies
Shareholders' equity:
  Preferred stock, no par value, 5,000,000 shares authorized, no shares issued or outstanding at March 31, 2005 and 373,779 shares issued and outstanding at
     December 31, 2004                                                                      -                 618,161
  Common stock, $.001 stated value, 40,000,000 shares authorized
     25,814,176 and 25,387,630 shares issued at March 31, 2005
     and December 31, 2004, respectively
                                                                                       25,815                  25,388
   Additional paid-in capital                                                      56,346,346              55,650,822
   Accumulated other comprehensive loss                                              (239,727)               (280,582)
   Treasury stock, 50,000 shares at cost                                             (100,000)               (100,000)
   Accumulated deficit                                                            (43,969,824)            (42,562,315)
                                                                           -------------------     -------------------
       Total shareholders' equity                                                  12,062,610              13,351,474
                                                                           -------------------     -------------------
       Total liabilities and shareholders' equity                       $          18,008,905   $          20,002,941
                                                                           ===================     ===================

       The accompanying notes are an integral part of these statements.

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                 FOR THE THREE MONTHS ENDED
                                                                             MARCH 31,                   MARCH 31,
                                                                                2005                      2004
                                                                          ---------------------       -------------------

Net sales                                                             $             3,476,052    $           2,884,001
Cost of products sold                                                               1,277,706                1,213,196
                                                                         ---------------------        -------------------
   Gross profit                                                                     2,198,346                1,670,805

Operating costs and expenses:
   Sales and marketing expenses                                                     2,128,598                1,580,374
   General and administrative expenses                                                870,900                  723,347
   Research and development expenses                                                  584,314                  601,115
                                                                         ---------------------        -------------------

Total operating expenses                                                            3,583,812                2,904,836
                                                                         ---------------------        -------------------

   Loss from operations                                                            (1,385,466)              (1,234,031)

Interest income
                                                                                       41,017                   15,220
Interest expense                                                                      (63,060)                (247,310)
                                                                         ---------------------        -------------------
   Net loss                                                           $            (1,407,509)    $         (1,466,121)
                                                                         =====================        ===================

Basic and diluted loss per share                                      $                  (.05)    $               (.06)
                                                                         =====================        ===================

Weighted average shares outstanding used
to compute basic and diluted loss per share                                        25,602,761               23,234,914
                                                                         =====================        ===================


         The accompanying notes are an integral part of these statements.

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2005

                                                                            Accumulated
                   Common     Common    Preferred  Preferred   Additional     Other
                   Stock      Stock     Stock      Stock        Paid-in    Comprehensive  Treasury     Accumulated
                   Shares     Amount    Shares     Amount       Capital        Loss         Stock        Deficit        Total
                  ---------- --------- ---------- ---------- ------------ -------------- ----------- -------------- -----------
BALANCE,
DECEMBER 31,
2004              25,387,630  $25,388    373,779   $618,161  $55,650,822     $(280,582)  $(100,000)  $(42,562,315)  13,351,474
                  ---------- --------- ---------- ---------- ------------ -------------- ----------- -------------- -----------

Issuance of
common stock in
connection with
conversion of
preferred stock      387,946      388   (373,779)  (618,161)     617,773              -           -              -           -

Issuance of
stock in
connection with
exercise of
options               38,600       39          -          -       77,751              -           -              -      77,790

Foreign
currency
translation               -         -          -          -            -        40,855            -              -      40,855

Net loss                  -         -          -          -            -              -           -    (1,407,509)  (1,407,509)
                  ---------- --------- ---------- ---------- ------------ -------------- ----------- -------------- -----------
BALANCE, MARCH    25,814,176   25,815          -          -   56,346,346      (239,727)   (100,000)   (43,969,824)  12,062,610
31, 2005
                  ========== ========= ========== ========== ============ ============== =========== ============== ===========


    The accompanying notes are an integral part of these statements.

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   FOR THE THREE MONTHS ENDED
                                                                                  MARCH 31,               MARCH 31,
                                                                                    2005                    2004
                                                                             ------------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                $          (1,407,509)   $         (1,466,121)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                                                      241,428                 171,906
   Accretion of note discount                                                           6,407                  84,829
   Amortization of beneficial conversion feature                                       13,474                  96,779
Changes in assets and liabilities:
   Decrease in accounts receivable                                                    694,379                 128,082
   Increase in inventories                                                           (411,530)               (535,492)
   Decrease in prepaid expenses and other assets                                       74,813                 111,074
   Decrease in deferred tax asset                                                           -                 397,720
   (Decrease) increase in accounts payable                                           (516,730)                 70,116
   Decrease in accrued expenses and deferred revenue                                 (194,850)             (1,043,388)
                                                                             ------------------      ------------------
        NET CASH USED IN OPERATING ACTIVITIES                           $          (1,500,118)   $         (1,984,495)
                                                                             ------------------      ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                               (14,882)                (15,400)
   Patent costs                                                                       (93,471)                (32,660)
                                                                             ------------------      ------------------
        NET CASH USED IN INVESTING ACTIVITIES                           $            (108,353)   $            (48,060)
                                                                             ------------------      ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments under notes payable                                                             -              (2,200,000)
   Net proceeds from issuance of common stock, net of offering
       expenses                                                                        77,790                  72,270
                                                                             ------------------      ------------------
   NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                  $              77,790    $         (2,127,730)
                                                                             ------------------      ------------------

EFFECT OF EXCHANGE RATE CHANGES                                                        40,855                 ( 4,504)

Net decrease in cash and cash equivalents                                          (1,489,826)             (4,164,789)
Cash and cash equivalents, beginning of period                                      9,345,000              11,248,983
                                                                             ------------------      ------------------
Cash and cash equivalents, end of period                                $           7,855,174    $          7,084,194
                                                                             ==================      ==================
Supplemental cash flow information
   Cash paid for interest                                               $             133,328    $            775,205

        The accompanying notes are an integral part of these statements.

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring adjustments) considered necessary for a fair presentation have been included.

         The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in EP MedSystems, Inc.'s (the "Company" or "EP MedSystems'") Annual Report on Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission ("SEC" or "Commission").

NOTE 2.  INVENTORIES

         Inventories are valued at the lower of cost or market with cost being determined on a first-in, first-out basis. Inventories consist of the following at March 31, 2005 and December 31, 2004:

                                                   March 31,               December 31,
                                                      2005                     2004
                                                  (unaudited)
                                                -----------------      ----------------------
           Raw materials                    $          1,356,493    $              1,201,449
           Work in process                               380,011                     516,893
           Finished goods                              1,659,552                   1,399,511
           Reserve for obsolescence                     (170,000)                   (170,000)
                                                -----------------      ----------------------
                                            $          3,226,055    $              2,947,853
                                                =================      ======================


NOTE 3.  NOTES PAYABLE

         On November 15, 2000, EP MedSystems, Inc. completed a debt financing for $3.2 million with Medtronic Asset Management, Inc., an affiliate of Medtronic, Inc., and one of EP MedSystems' shareholders. Approximately $2.3 million was utilized to repay outstanding amounts on EP MedSystems' then-existing revolving credit facility. The principal and all accrued interest on the note was to be repaid on November 15, 2003, and the note was secured by a pledge by David Jenkins, EP MedSystems' Chairman, of shares of common stock of a privately-held corporation. On March 12, 2003, the due date of the note was extended to April 1, 2004. In connection with the extension, the Company paid $1 million of the note upon receipt of certain equity proceeds and increased the interest rate to the prime rate plus 3%. The prime rate was 4% at December 31, 2003. EP MedSystems had accrued approximately $707,000 of interest expense as of December 31, 2003. In February 2004, the principal amount of this note, along with all accrued interest totaling approximately $2,920,000, was repaid.

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

         At the closing of the transaction, the Company issued the Convertible Note to Laurus having a principal amount of $4,000,000 and received net proceeds of $2,661,600. An additional $1,000,000 of the Convertible Note was previously restricted and those restrictions were released during the third quarter of 2004. The balance of the proceeds was used to pay fees incurred in connection with this transaction. Deferred financing fees are being amortized over the life of the Convertible Note using the effective interest method. In addition, the Company paid a portion of the fees payable to an intermediary, Biscayne Capital Markets, Inc. ("Biscayne"), in 40,000 shares of the Company's Common Stock having a market value on the date of closing of this transaction equal to $100,000. The net proceeds of the Convertible Note have been and will be used by the Company for working capital purposes and payment of outstanding debt.

         The portion of the Convertible Note against which Laurus advances funds based on the Company's accounts receivable bears interest at the prime rate, with a floor of 4%, and the balance (the "Advance Amounts") bears interest at the prime rate plus 2%, effective interest rate of 16.86%, including accretion of debt discount and amortization of the beneficial conversion feature. One half of Advance Amounts outstanding on February 28, 2005 was required to be repaid on or before that date. However, there were no Advance Amounts on that date, as the net collateral exceeded the principal amount outstanding on the Convertible

Note. The remaining balance of the Advance Amounts outstanding on the date of the closing is required to be repaid on or before August 28, 2006. The Company, subject to certain rights of cancellation, may extend the credit facility by Laurus, on a year-by-year basis, commencing August 28, 2006. The Company may repay in cash, without penalty, up to $500,000 of the Convertible Note in any one calendar year, plus all Advance Amounts.

         Subject to certain volume limitations and other conditions, all or a portion of the Convertible Note was convertible into the Common Stock of the Company at the Company's option if the market price of the Company's Common Stock reached a level, for 11 consecutive trading days, which was more than 120% of the Fixed Conversion Price. Through December 14, 2004, the Fixed Conversion Price was $2.55 and was a price in excess of the market price of the Company's Common Stock on the date of closing. Subject to certain volume limitations and other conditions, Laurus has the option to convert all or a portion of the Convertible Note into shares of the Company's Common Stock at the Fixed Conversion Price.

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

         In October 2003, the Company registered, under the Securities Act of 1933, as amended, 1,500,000 shares of its Common Stock which may be received by Laurus upon conversion of the Convertible Note and exercise of the Warrant and the remaining 293,628 of such shares were registered in November of 2004.

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

NOTE 4.    SHAREHOLDERS' EQUITY

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

          During the year ended December 31, 2001, EP MedSystems consummated the private sale and issuance of Series A convertible preferred stock to Medtronic, Inc. ("Medtronic"). In 2002, Medtronic converted a portion of its preferred stock into shares of common stock of the Company. At December 31, 2004, Medtronic held 373,779 of the Company's Series A Preferred Shares which were convertible into 387,946 shares of common stock of the Company at the option of Medtronic or the Company in accordance with the terms of the agreement with Medtronic. The Series A Preferred Shares have a liquidation preference of $2.048 per share. During the first quarter of 2005, Medtronic converted all their 373,779 shares of preferred stock into 387,946 shares of common stock of the Company.

COMMON STOCK

          EP MedSystems is authorized to issue 40,000,000 shares of common stock, no par value, $.001 stated value per share, of which a total of 25,814,576 and 25,387,630 shares were issued and 50,000 shares were held in Treasury Stock at March 31, 2005 and December 31, 2004.

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

         On January 31, 2003, the Company completed a $2,470,000 private placement of its common stock to various accredited investors. The Company issued 2,007,475 shares of its common stock for a purchase price of $1.23 per share and warrants to purchase 802,990 shares of common stock at an exercise price per share of 110% of the closing trading price on the date of closing of that transaction, which was $1.6943. In the private placement, the Company received approximately $1,570,000 in cash, net of offering costs. The balance of the private placement included the conversion of the entire principal amount of, and accrued interest on, the promissory notes from the EGS Entities into common stock of the Company and the securities issued in that private placement were issued on the same terms and conditions as those of the other investors. In connection with that conversion, the 50,000 warrants issued to the EGS Entities on December 30, 2002 were cancelled in 2003, and the Company recorded a $1,000,000 non-cash charge in connection with the conversion. The charge is for interest conversion expense associated with certain beneficial conversion features and the intrinsic value of embedded conversion options within the promissory notes. The Company had the right, with prior notice to the holders of the warrants, to repurchase the warrants issued in connection with the private placement at $.01 per warrant at any time after the average closing price of the Company's common stock, for any twenty consecutive trading days, has equaled or exceeded $2.54. In July of 2003, the closing price requirement for repurchase of the warrants was met, notice to repurchase the warrants was given to the warrant holders by the Company, and 794,790 shares of common stock were issued upon exercise of these warrants. In April 2003, the Company completed an additional $210,000 private placement of 120,000 shares of its common stock to various accredited investors.

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

         In May of 2004, the Company engaged a physician as a consultant to head its clinical affairs department. In connection with that agreement, the Company issued 10,000 shares of the Company's common stock to the physician and granted the physician an option to purchase 10,000 shares of the Company's common stock which vests twelve months from the date of grant. Also in connection with the agreement, the Company granted the physician an option to purchase 40,000 shares of the Company's common stock which vests in equal installments over five years. The exercise price of each of the options was the fair market value of the Company's common stock on the date of the grant. The transactions were accounted for in accordance with Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." The fair value was measured using the Black-Scholes option pricing model under Statement of Financial Accounting Standard No. 123 using the following assumptions for each grant as follows: risk free rate: 3.07%, 10-year life, and a volatility percentage of 83.86%.

         In October 2004, the Company engaged a physician as a consultant to manage a clinical study. In connection with that agreement, the Company granted the physician a warrant to purchase 10,000 shares of the Company's common stock which vested immediately. The exercise price of the warrants was the fair market value of the Company's common stock on the date of the grant. The transaction was accounted for in accordance with Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." The fair value was measured using the Black-Scholes option pricing model under Statement of Financial Accounting Standard No. 123 using the following assumptions: risk free rate of 3.36%, 10-year life, and a volatility percentage of 77.25%.

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

         Had compensation costs for EP MedSystems' stock option plans been determined consistent with SFAS No. 123 "Accounting for Stock-Based Compensation", EP MedSystems' proforma net loss and loss per share for the three months ended March 31, 2005 and 2004 would have been as follows:

                                                                      2005                   2004
                                                                      ----                   ----
       Net loss, as reported                                      $(1,407,509)           $(1,466,121)

       Less:  Stock-based employee compensation expense
       not included in reported net income, net of related
       tax effects                                                   (176,730)              (129,596)
                                                             ------------------     ------------------

       Pro forma net loss                                         $(1,584,239)           $(1,595,717)
                                                             ==================     ==================

       Earnings per share:
           Basic and diluted - as reported                             $(0.05)                $(0.06)
                                                             ------------------     ------------------
           Basic and diluted - pro forma                               $(0.06)                $(0.07)
                                                             ------------------     ------------------

NOTE 6.  INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

         EP MedSystems manages its business based on one reportable segment, the manufacture and sale of cardiac electrophysiology products. EP MedSystems' chief operating decision-makers use consolidated results to make operating and strategic decisions.

         The following table sets forth product sales by geographic segment for the three months ended March 31, 2005 and 2004.

                                                 FOR THE THREE MONTHS
                                                   ENDED MARCH 31,
                                                2005                 2004
                                                ----                 ----
United States                               $2,759,000            $2,260,000
Europe/Middle East                             205,000               393,000
Asia and Pacific Rim                           512,000               231,000
                                            ----------            ----------
                                            $3,476,000            $2,884,000
                                            ==========            ==========

         Sales of EP MedSystems' cardiac electrophysiology equipment and related catheters aggregated approximately $3,041,000 and $435,000 respectively, for the three months ended March 31, 2005, and $2,531,000 and $353,000, respectively, for the comparable period in 2004. EP MedSystems' long-lived assets are primarily located in the U.S. One customer accounted for 10% of the Company's sales for the three months ended March 31, 2004.

         Net sales for the three months ended March 31, 2005 were billed in two currencies: $3,318,000 in U.S. dollars and the equivalent of $158,000 in Euros. Management has determined the impact of foreign currency risk on sales to be minimal since a majority of sales are billed in U.S. dollars. EP MedSystems does incur translation gains and losses, which are recorded in shareholders' equity. Cumulative translation losses amounted to approximately $240,000 as of March 31, 2005. In addition, EP MedSystems had not entered into any derivative financial instruments for hedging or other purposes.

NOTE 7.  NET LOSS PER SHARE

         Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding. Due to the losses incurred for the quarter, diluted net loss per share does not differ from basic net loss per share, since potential shares of common stock issuable upon the exercise of stock options, warrants, and convertible debt are anti-dilutive for all periods presented. Accordingly, potential common shares of 3,724,585 and 4,350,867 for the three months ended March 31, 2005 and 2004, respectively, have been excluded from the diluted per share calculation.

NOTE 8.  COMPREHENSIVE INCOME/LOSS

         For the three months ended March 31, 2005 and 2004, EP MedSystems' comprehensive loss consisted of net loss and foreign currency translation adjustments. The comprehensive losses for the three months ended March 31, 2005 and 2004, were approximately $1,367,000 and $1,471,000, respectively.

NOTE 9.  RECENTLY ISSUED ACCOUNTING STANDARDS

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

         On December 16, 2004 the FASB issued SFAS No. 123(R), Share-Based Payment, which is an amendment to SFAS No. 123, Accounting for Stock-Based Compensation. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires such transactions to be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements. This new standard is effective for awards that are granted, modified or settled in cash beginning in the first fiscal year beginning after June 15, 2005. In addition, this new standard will apply to unvested options granted prior to the effective date. We will adopt this new standard effective for the first quarter of 2006, and have not yet determined what impact this standard will have on our financial position or results of operations, but it is likely the adoption of this standard will have a material impact on our results of operations.

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

         At its September 29-30, 2004, meeting, the FASB reached a conclusion on Emerging Issues Task Force (EITF) Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share", that contingently convertible debt instruments will be subject to the if-converted method under FASB Statement No. 128 (SFAS No. 128), EARNINGS PER SHARE, regardless of the contingent features included in the instrument. Under current practice, issuers of contingently convertible debt instruments exclude potential common shares underlying the debt instruments from the calculation of diluted earnings per share until the market price or other contingency is met. Due to the losses incurred for the quarter, diluted net loss per share does not differ from basic net loss per share, since potential shares of common stock issuable upon the conversion of the convertible debt are anti-dilutive for all periods presented. EITF 04-8 could have a future impact on the Company's results of operations in the event that the potential shares of common stock issuable upon conversion of the convertible debt were included in the diluted earnings per share calculation. The effective date for Issue 04-8 is for reporting periods ending after December 15, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         EP MedSystems was incorporated in January 1993 and operates in a single industry segment. We develop, manufacture, market and sell a line of products for the cardiac rhythm management, or electrophysiology (EP), market used to diagnose, monitor, visualize and treat irregular heartbeats known as arrhythmias. Since our inception, we have acquired technology and marketing rights, have developed new products and have begun marketing various electrophysiology products, including our EP-WorkMate(R) computerized electrophysiology workstation, the RPM(TM) RealTime Position Management(TM) navigation technology, our EP 3(TM) Stimulator, our EP-4(TM) Computerized Cardiac Stimulator, diagnostic electrophysiology catheters (including our unique one-piece catheter) and our ALERT(R) System (including the ALERT(R) Companion II and ALERT(R) family of internal cardioversion catheters), ViewMate(R) intracardiac ultrasound catheter system and related disposable supplies.

         Our core diagnostic product is the EP-WorkMate(R) which consists of the EP- WorkMate(R), the EP-WorkMate integrated with RPM(TM) RealTime Position Management(TM) System and the EP-4(TM) Computerized Cardiac Stimulator. The EP-WorkMate(R) is a computerized electrophysiology workstation that monitors displays and stores cardiac electrical activity and arrhythmia data. It offers, among other features, display and storage of up to 192 intracardiac signals, real-time diagnosis, analysis and integration with our own proprietary systems, such as our EP-4(TM) Stimulator, as well as with the systems of other market leaders and with other technologies and systems. We received FDA market clearance to sell the EP-WorkMate(R) integrated the RPM(TM) RealTime Position Management(TM) System in the third quarter of 2003. This approval was the culmination of a strategic joint development project between Boston Scientific Corporation and EP Med. It is the only EP recording system on the market to integrate advanced recording and stimulation with anatomic modeling, advanced mapping and 3-D navigation features, allowing electrophysiology studies to be more efficient and user friendly. The EP-4(TM) Stimulator is a computerized signal generator and processor which, when integrated with the EP-WorkMate(R), is used to stimulate the heart with electrical impulses in order to locate arrhythmia. For the three months ended March 31, 2005 and 2004, the EP-WorkMate(R) platform accounted for approximately 85% and 81%, respectively, of our total sales. We also market a line of diagnostic electrophysiology catheters for stimulation and sensing of electrical signals during electrophysiology studies, which represented approximately 3% and 4% of our total sales revenues for the three months ended March 31, 2005 and 2004, respectively.

         We have also developed the ViewMate(R) intracardiac ultrasound catheter system, including the ViewMate(R) ultrasound imaging console and ViewFlexTM intracardiac imaging catheters. These products offer high-resolution, real-time ultrasound capability designed to improve a physician's or clinician's ability to visualize inside the chambers of the heart. We believe the ViewMate(R) Ultrasound System may play an important role for a broad range of potential applications in electrophysiology and cardiology. In April of 2003, we received CE approval to market the ViewMate(R) in Europe. In October 2003, we received FDA market clearance to sell the ViewMate(R) System in the United States. Sales of the ViewMate(R) system and related ViewFlex(TM) catheters accounted for approximately 6% and 9% of our total sales revenues in the three months ended March 31, 2005 and 2004, respectively.

         We have also developed a product for the treatment of atrial fibrillation known as the ALERT(R) System, which uses a patented electrode catheter to deliver measured, variable, low-energy electrical impulses directly to the inside of the heart to convert atrial fibrillation to a normal heart rhythm. We have obtained Class III Design Examination Certification from a European Notified Body allowing us to label the ALERT(R) System with a CE Mark, an international symbol of adherence to quality assurance standards, design reviews and hazard analysis, which permits us to sell the ALERT(R) System in the European Community. In September 2003, we received pre-market approval to sell the ALERT(R) Companion II in the United States. Sales of the ALERT(R) System and related catheters accounted for approximately 4% and 5% of our total sales revenues for the three months ended March 31, 2005 and 2004, respectively.

CRITICAL ACCOUNTING POLICIES

         Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The SEC indicated that a critical accounting policy is one which is important to the portrayal of the company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Note 2 of our Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-KSB for the period ended December 31, 2004 includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. In addition, Financial Reporting Release No. 61 requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. The information provided below describing our debt and future commitments is provided to facilitate a review of our liquidity and capital resources. The following is a brief discussion of the more significant accounting policies and methods used by us.

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

                                               2005                 2004
                                         -----------------    ------------------
Beginning balance                      $      331,000       $      126,000
Warranties                                     65,000               80,000
Warranty payments                              97,000               74,000
                                         -----------------    ------------------

Ending balance                         $      299,000             $132,000
                                         =================    ==================


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

         A different method for accounting for employee stock option grants is the fair value method. Under the fair value method, a company is required to determine the fair value of options granted to employees based on an option pricing model which incorporates such factors as the current stock price, exercise prices of the options, expected volatility of future movements in the price of the underlying stock, risk-free interest rates, the term of the options and any dividends expected to be paid. The fair value determined under this method is then amortized over the vesting period of the related options. Had we chosen to account for employee stock options using the fair value method, we would have recorded additional stock based compensation expense of approximately $177,000 and $130,000 for the three months ended March 31, 2005, and 2004, respectively.

         On December 16, 2004 the FASB issued SFAS No. 123(R), Share-Based Payment, which is an amendment to SFAS No. 123, Accounting for Stock-Based Compensation. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires such transactions to be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements. This new standard is effective for awards that are granted, modified or settled in cash beginning in the first fiscal year beginning after June 15, 2005. In addition, this new standard will apply to unvested options granted prior to the effective date. We will adopt this new standard effective for the third quarter of 2005, and have not yet determined what impact this standard will have on our financial position or results of operations, but it is likely that the adoption of this standard will have a material impact on our results of operations.


RESULTS OF OPERATIONS.

THREE MONTHS ENDED MARCH 31, 2005 VERSUS MARCH 31, 2004

         Net sales were $3,476,000 for the three months ended March 31, 2005, as compared to $2,884,000 for the comparable period in 2004. This $592,000 (or 21%) increase is a result of an increase in sales of the WorkMate(R) platform and an increase in sales of ViewFlex(TM) Catheters.

         Gross profit on sales for the three months ended March 31, 2005 was $2,222,000, as compared to $1,671,000 for the same period in 2004. The gross profit increased as a percentage of sales from 58% to 63%. The increase in gross profit is a result of lower warranty costs, higher average selling prices of the WorkMate(R) platform, and higher sales of the ViewFlex(TM) catheter.

         Sales and marketing expenses increased $548,000 (or 37%) to $2,129,000 for the three months ended March 31, 2005 as compared to the same period in 2004. The increase in sales and marketing expenses is a result of higher compensation and benefits related to additional sales reps, higher commissions of $22,000 as a result of higher sales, and additional travel for the additional sales reps of $140,000. In addition there were higher consulting costs of $65,000 primarily related to the clinical affairs department which was created during the second quarter of 2004. Overall, this department accounted for $153,000 of the increase in costs over the same period in 2004.

         General and administrative expenses increased $148,000 (or 20%) to $871,000 for the three months ended March 31, 2005, as compared to the same period in 2004. This was primarily due to an increase in compensation costs and consultant fees for the implementation of Sarbanes-Oxley Section 404 of $70,000. The costs for the three months ended March 31, 2005 were also affected by fluctuations in foreign currency in the amount of $61,000. The increase in costs was offset by a decrease in business insurance cost of $28,000.

         Research and Development costs decreased $17,000 (or 3%) to $584,000 for the three months ended March 31, 2005 as compared to the same period in 2004. This was primarily due to a decrease in legal and consulting fees of $23,000 as a result of modifying certain intellectual property strategies in 2004. Research and development can fluctuate on a quarterly basis depending on costs associated with certain projects.

         Interest expense decreased $210,000 for the three months ended March 31, 2005, as compared to the same period in 2004. The decrease in interest expense is a result of a decrease in the beneficial conversion feature of $84,000 and decrease in the accretion of debt discount of $78,000 as a result of the conversion of debt to equity.

LIQUIDITY AND CAPITAL RESOURCES

         Since our incorporation in January 1993, our expenses have exceeded sales, resulting in an accumulated deficit of approximately $42.6 million at December 31, 2004 and approximately $44.0 million at March 31, 2005.

         On November 15, 2000, we completed a $3.2 million debt financing with Medtronic Asset Management, Inc., an affiliate of Medtronic, Inc., one of our shareholders. Approximately $2.3 million of that amount was used to repay outstanding amounts on our then-existing revolving credit facility. The principal and all accrued interest on the Medtronic note was to be repaid on November 15, 2003, and the note was secured by a pledge by David Jenkins, the Chairman of our Board of Directors, of shares of common stock of a privately-held corporation. On March 12, 2003, the due date of the note was extended to April 1, 2004. In connection with the extension, we paid $1 million of the note upon receipt of certain equity proceeds and increased the interest rate to the prime rate plus 3% from the prime rate plus 2%. The prime rate was 4% at December 31, 2003. We had accrued approximately $728,000 of interest expense as of December 31, 2003. In February 2004, the principal amount of this note along with all accrued interest was repaid.

         During the year ended December 31, 2001, we consummated the private sale and issuance of our Series A convertible preferred stock to Medtronic, Inc. ("Medtronic"). In 2002, Medtronic converted a portion of its preferred stock into shares of our common stock. At September 30, 2004 and December 31, 2003, Medtronic held 373,779 of our Series A Preferred Shares which were convertible into 387,946 shares of our common stock at the option of Medtronic or us in accordance with the terms of the agreement with Medtronic. During the first quarter of 2005, Medtronic converted all of its shares of our preferred stock into 387,946 shares of our common stock.

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

         In May of 2004, we engaged a physician as a consultant to head our clinical affairs department. In connection with that agreement, we issued 10,000 shares of the Company's common stock to the physician and granted the physician an option to purchase 10,000 shares of the common stock which vests twelve months from the date of grant. Also in connection with the agreement, we granted the physician an option to purchase 40,000 shares of our common stock which vests in equal installments over five years. The exercise price of each of the options was the fair market value of our common stock on the date of the grant. The transactions were accounted for in accordance with Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." The fair value was measured using the Black-Scholes option pricing model under Statement of Financial Accounting Standard No. 123 using the following assumptions for each grant as follows: risk free rate: 3.07%, 10-year life, and a volatility percentage of 83.86%.

         In October 2004, we engaged a physician as a consultant to manage a clinical study. In connection with that agreement, we granted the physician a warrant to purchase 10,000 shares of our common stock, which vested immediately. The exercise price of the warrants was the fair market value of our common stock on the date of the grant. The transaction was accounted for in accordance with Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." The fair value was measured using the Black-Scholes option pricing model under Statement of Financial Accounting Standard No. 123 using the following assumptions: risk free rate of 3.36%, 10-year life, and a volatility percentage of 77.25%.

         On December 15, 2004, we completed a $4,500,000 private placement of our common stock to two accredited investors in which we issued 1,500,000 shares of our common stock at a purchase price of $3.00 per share.

         Net cash used in operating activities for the three months ended March 31, 2005 decreased by $484,000 from $1,984,000 as March 31, 2004 to $1,500,000 at March 31, 2005. The decrease in our net use of cash in operations during 2005 was primarily due to a decrease of accrued expense and deferred revenue in 2005 as compared to 2004, which included the payment to Medtonic of $707,000 in accrued interest. This was partially offset by an decrease in accounts payable. Inventory on hand increased as a result of the number of new product lines approved in the second half of 2003 and accounts receivable decreased as we collected the receivables from 2004 sales. Capital expenditures were $15,000 for the three months ended March 31, 2005 and 2004. We expect to purchase capital equipment in 2005 as we grow. We lease office space and certain office equipment under operating leases. In connection with certain intellectual property strategies, we spent $93,000 in patent filings in the first quarter of 2005.

         Assets decreased by $1,994,000 from $20,003,000 at March 31, 2004 to $18,009,000 at December 31, 2005. The change in assets was due to a number of factors. Cash and cash equivalents, decreased by $1,490,000 from $9,345,000 at December 31, 2004 to $7,855,000 at March 31, 2005, primarily due to our net loss and a reduction of accounts payable, and partially offset by a reduction in accounts receivable. Inventories increased $278,000 as a result of an increase in the number of our product lines.

         Liabilities decreased approximately $705,000 from $6,651,000 at December 31, 2004 to $5,946,000 at March 31, 2005. This decrease was primarily due to a reduction of accounts payable of $516,000.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements relating to such matters as anticipated financial and operational performance, business prospects, technological developments, results of clinical trials, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. We emphasize to you that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. When we use the words or phrases "believe," "anticipate," "expect," "intend," "will likely result," "estimate," "project" or similar expressions in this Quarterly Report on Form 10-Q, we intend to identify such forward-looking statements, but they are not the exclusive means by which such statements are made. The forward-looking statements are only expectations and/or predictions which are subject to risks and uncertainties, including the significant factors discussed under "Risk Factors" in our most recent Form 10-KSB, and general economic, market or business conditions, opportunities or lack of opportunities that may be presented to us, competitive actions, changes in laws and regulations and other matters discussed herein in the section entitled "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other sections herein.

         We caution readers to review the cautionary statements set forth in this Quarterly Report on Form 10-Q and in our other reports filed with the Securities and Exchange Commission and caution that other factors may prove to be important in affecting our business and results of operations. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         We are exposed to a variety of risks, including changes in interest rates affecting our outstanding debt balance and fixed rate investments of our cash and cash equivalents and foreign currency fluctuations. The Company does not have any market risk with respect to such factors as commodity prices or equity prices. We do not invest in, or otherwise use, foreign currency or other derivative financial or derivative commodity instruments, and we do not engage in hedging transactions for speculative or trading or any other purposes.

         INTEREST RATE RISK.

         Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio for our non-current debt obligations and our cash and cash equivalents.

         At March 31, 2005, we had a Secured Convertible Note outstanding in the approximate amount of $2,000,000. Interest on the Secured Convertible Note is based on the prime rate. This floating rate debt may lead to additional interest expense if interest rates increase. Because management does not believe that our exposure to interest rate market risk is material at this time, we have not developed or implemented a strategy to manage this market risk through the use of derivative financial instruments or otherwise. We will assess the significance of interest rate market risk from time to time and will develop and implement strategies to manage that market risk as appropriate.

         We invest our excess cash in money market funds and government securities, which creates a degree of interest rate risk. Our primary exposure to market risk relates to changes in interest rates on our cash and cash equivalents. Our primary investment objective with respect to our cash and cash equivalents is to preserve principal, while at the same time maximizing yields without significantly increasing risk.

         Our portfolio includes money markets funds and/or government securities The diversity of our portfolio helps us to achieve our investment objective. As of March 31, 2005, 100% of our investment portfolio matures less than 90 days from the date of purchase. Due to the short-term nature of these investments, we believe that we are not subject to any material market risk exposure, and as a result, the estimated fair value of our cash and cash equivalents approximates their principal amounts. If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2005, we estimate that the fair value of investment portfolio would decline by an immaterial amount.

         FOREIGN CURRENCY RISK.

         Our international revenues were 21% and 22% of our total revenues in the quarters ended March 31, 2005 and 2004, respectively. Our international sales are made through international distributors, our direct sales force and sales to alliance partners, with payments to the Company typically denominated in United States dollars and the Euro. Approximately 13% of our foreign sales are denominated in the Euro. Management has determined that the impact of foreign currency risk is minimal since a majority of our sales are billed in United States dollars. Our international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors. We do no hedge our foreign currency exposure at present.

ITEM 4.  CONTROLS AND PROCEDURES.

         As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15 and 15d-15 of the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

         There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         (a) Not applicable.

         (b) Not applicable.

         (c) Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

         (a) On May 12, 2005 our Board of Directors approved Senior Management Incentive Agreements with each of our seven senior officers. Those senior officers are Reinhard Schmidt, our President and Chief Executive Officer and a member of our Board of Directors, Matthew C. Hill, our Chief Financial Officer and Secretary, C. Bryan Byrd, our Vice President, Engineering and Manufacturing, John Huley, our Vice President, Sales, Thomas Maguire, our Vice President, Regulatory and Quality Assurance, Richard Gibbons, our Director of Operations, and Khristine Fuimaono, our Director of Marketing. The agreements provide that if the senior officer is employed with EP MedSystems immediately prior to a "change of control" (as defined in the agreements) of EP MedSystems, EP MedSystems will pay to each of the senior officers an amount equal to two times the senior officer's annual base salary (which excludes any incentive pay, premium pay, commissions, overtime, bonuses and other forms of variable compensation). The agreements also confirm our policy previously approved by our Board of Directors that all options to purchase common stock of EP MedSystems granted to our employees (including all senior officers) will vest immediately prior to a change of control. The incentive agreements also provide that if a senior officer's benefits under the incentive agreement would result in an Internal Revenue Code Section 280C(b)(1) "parachute payment," such senior officer will receive an additional amount not to exceed 20% of the amount of the payments and benefits otherwise payable to the senior officer upon the occurrence of a change in control. All senior officers are employed by EP MedSystems on an "at-will" basis, and except for Mr. Schmidt, none of the senior officers has an employment agreement with EP MedSystems.

         (b) None.

ITEM 6. EXHIBITS.

         The exhibits are listed in the Exhibit Index appearing at page 31 herein.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               EP MEDSYSTEMS, INC.
                                  (Registrant)

Date:  May 16, 2005       By: /S/  REINHARD SCHMIDT
                              ---------------------
                              Reinhard Schmidt
                              President and Chief Executive Officer and Director (Principal Executive Officer)


Date:  May 16, 2005       By: /S/ MATTHEW C. HILL
                              -------------------
                              Matthew C. Hill
                              Chief Financial Officer
                              (Principal Financial and Accounting Officer)

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

         10.14             Agreement, dated as of March 9, 1998, between ProCath Corporation and Allan Willis (12)

         10.15             License Agreement, dated as of January 21, 1998, between EP Med and Incontrol, Inc. (13)

         10.16             Employment Agreement, dated as of July 20, 2001, between EP Med and Reinhard Schmidt (13)

         10.17             Promissory Note dated December 30, 2002 between EP MedSystems, Inc. and EGS Healthcare
                           Limited Partnership (21)

         10.18* **           Form of Senior Management Incentive Agreement

         21.1              Subsidiaries of the Registrant (23)

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