Form 10-Q
period 2005-06-30
EP MEDSYSTEMS INC
filed 2005-08-11
CIK 1012394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

          (X)  QUARTERLY   REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
               SECURITIES  EXCHANGE ACT OF 1934 For the period  ended:  June 30,
               2005

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
         Class                                  Outstanding at August 10, 2005
         Common Stock, without par value               25,814,176 shares

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                    CONTENTS

PART I -- FINANCIAL INFORMATION                                                                                 Page

            Item 1.       Financial Statements

                          Consolidated Balance Sheets at June 30, 2005 (unaudited) and December 31, 2004......   3

                          Consolidated  Statements of Operations  for the three months ended June 30, 2005 and
                          2004 (unaudited)....................................................................   4

                          Consolidated  Statements  of  Operations  for the six months ended June 30, 2005 and
                          2004 (unaudited)....................................................................   5

                          Consolidated Statements of Changes in Shareholders' Equity for the Six Months Ended
                          June 30, 2005 (unaudited)...........................................................   6

                          Consolidated  Statements  of Cash Flows for the six months  ended June 30,  2005 and
                          2004 (unaudited)....................................................................   7

                          Notes to Consolidated Financial Statements (unaudited)..............................   8

            Item 2.       Management's   Discussion  and  Analysis  of  Financial  Condition  and  Results  of
                          Operations..........................................................................   16

            Item 3.       Quantitative and Qualitative Disclosures About Market Risk..........................   27

            Item 4.       Controls and Procedures.............................................................   28

PART II -- OTHER INFORMATION

            Item 1.       Legal Proceedings...................................................................   29

            Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.........................   30

            Item 3.       Defaults Upon Senior Securities.....................................................   30

            Item 4.       Submission of Matters to a Vote of Security Holders.................................   30

            Item 5.       Other Information...................................................................   30

            Item 6.       Exhibits............................................................................   30

            Signatures.......................................................................................    31

            Exhibit Index....................................................................................    32



                                           PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                             June 30, 2005
ASSETS                                                                        (Unaudited)          December 31, 2004
                                                                           -------------------     -------------------
Current assets:
   Cash and cash equivalents                                            $          7,715,805    $           9,345,000
   Accounts receivable, net of allowances for doubtful
      accounts of $139,000, for each period respectively                           4,214,471                4,335,075
   Inventories, net of reserves                                                    2,909,717                2,947,853
   Prepaid expenses and other current assets                                         420,366                  472,654
                                                                           -------------------     -------------------
       Total current assets                                                       15,260,359               17,100,582

Property, plant and equipment, net                                                 2,158,972                2,223,421
Goodwill                                                                             341,730                  341,730
Other intangible assets, net                                                         211,070                  158,162
Other assets                                                                          47,629                  179,046
                                                                           -------------------     -------------------
       Total assets                                                     $         18,019,760   $           20,002,941
                                                                           ===================     ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                2,015,821               2,107,463
   Accrued expenses                                                                2,128,790               1,776,816
   Deferred revenue                                                                  507,472                 460,393
                                                                           -------------------     -------------------
       Total current liabilities                                                   4,652,083               4,344,672

Deferred warranty revenue, non-current                                               417,634                 348,184
Secured convertible note, non-current                                              1,971,404               1,958,611
                                                                           -------------------     -------------------
       Total liabilities                                                $          7,041,121    $          6,651,467
                                                                           ===================     ===================
Commitments and contingencies
Shareholders' equity:
  Preferred stock, no par value, 5,000,000 shares authorized, no shares issued or outstanding at June 30, 2005 and 373,779 shares issued and outstanding at
     December 31, 2004                                                                      -                 618,161
  Common stock, $.001 stated value, 40,000,000 shares authorized
     25,814,176 and 25,387,630 shares issued at June 30, 2005
     and December 31, 2004, respectively
                                                                                      25,815                  25,388
   Additional paid-in capital                                                     56,346,346              55,650,822
   Accumulated other comprehensive loss                                             (157,989)               (280,582)
   Treasury stock, 50,000 shares at cost                                            (100,000)               (100,000)
   Accumulated deficit                                                           (45,135,533)            (42,562,315)
                                                                           -------------------     -------------------
       Total shareholders' equity                                                 10,978,639              13,351,474
                                                                           -------------------     -------------------
       Total liabilities and shareholders' equity                       $         18,019,760   $          20,002,941
                                                                           ===================     ===================
                         The accompanying notes are an integral part of these
statements.

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                 For the Three Months Ended
                                                                              June 30,                  June 30,
                                                                                2005                      2004
                                                                        ---------------------      -------------------
                                                                        ---------------------      -------------------

Net sales                                                            $            4,754,831     $         3,587,981
Cost of products sold                                                             1,750,040               1,575,772
                                                                        -===================     ===================
   Gross profit                                                                   3,004,791               2,012,209

Operating costs and expenses:
   Sales and marketing expenses                                                   2,173,686               2,120,307
   General and administrative expenses                                            1,389,524                 837,342
   Research and development expenses                                                588,626                 637,067
                                                                        ---------------------      -------------------

Total operating expenses                                                          4,151,836               3,594,716
                                                                        ---------------------      -------------------

   Loss from operations                                                          (1,147,045)              (1,582,507)

Interest income                                                                      46,987                    12,195
Interest expense                                                                     (65,652)               (177,775)
                                                                        ---------------------      -------------------
Net loss                                                             $            (1,165,710)   $         (1,748,087)
                                                                        =====================      ===================


Basic and diluted loss per share                                     $                (0.05)    $              (0.07)
                                                                        =====================      ===================


Weighted average shares outstanding used
to compute basic and diluted loss per share                                       25,814,176               23,413,272
                                                                        =====================      ===================





                  The accompanying notes are an integral part of these statements.










                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                  For the Six Months Ended
                                                                              June 30,                  June 30,
                                                                                2005                      2004
                                                                        ---------------------      -------------------
                                                                        ---------------------      -------------------

Net sales                                                            $            8,230,883     $         6,471,982
Cost of products sold                                                             3,027,746               2,788,968
                                                                        ===================     ===================
   Gross profit                                                                   5,203,137               3,683,014

Operating costs and expenses:
   Sales and marketing expenses                                                   4,302,284               3,700,681
   General and administrative expenses                                            2,260,424               1,560,689
   Research and development expenses                                              1,172,940               1,238,182
                                                                        ---------------------      -------------------

Total operating expenses                                                          7,735,648               6,499,552
                                                                        ---------------------      -------------------

   Loss from operations                                                          (2,532,511)              (2,816,538)

Interest income                                                                      88,004                  27,415
Interest expense                                                                   (128,711)                (425,085)
                                                                        ---------------------      -------------------
   Net loss                                                          $           (2,573,218)    $         (3,214,208)
                                                                        =====================      ===================


Basic and diluted loss per share                                     $                (0.10)    $              (0.14)
                                                                        =====================      ===================

Weighted average shares outstanding used
to compute basic and diluted loss per share                                       25,709,053               23,324,093
                                                                        =====================      ===================





                  The accompanying notes are an integral part of these statements.

                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2005
                                   (unaudited)

                  Common     Common    Preferred  Preferred  Additional    Accumulated   Treasury     Accumulated      Total
                                                                              Other
                  Stock      Stock     Stock      Stock        Paid-in    Comprehensive
                   Shares     Amount    Shares     Amount      Capital        Loss         Stock        Deficit
                  ---------- --------- ---------- ---------- ------------ -------------- ----------- -------------- ------------
Balance,
December 31,
2004              25,387,630  $25,388    373,779   $618,161  $55,650,822     $(280,582)  $(100,000)  $(42,562,315)  $13,351,474
                  ---------- --------- ---------- ---------- ------------ -------------- ----------- -------------- ------------

Issuance of
common stock in
connection with
conversion of
preferred stock     387,946       388  (373,779)  (618,161)      617,773              -           -              -            -

Issuance of
stock in
connection with
exercise of
options              38,600        39          -          -       77,751              -           -              -       77,790

Foreign
currency
translation               -         -          -          -            -        122,593           -              -      122,593

Net loss                  -         -          -          -            -              -           -    (2,573,218)   (2,573,218)
                  ---------- --------- ---------- ---------- ------------ -------------- ----------- -------------- ------------
Balance,          25,814,176  $25,815          -          -  $56,346,346     $(157,989)  $(100,000)  $(45,135,533)  $10,978,639
June 30, 2005
                  ========== ========= ========== ========== ============ ============== =========== ============== ============


                         The accompanying notes are an integral part of these
statements.


                      EP MEDSYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                    For the Six Months Ended
                                                                                June 30,                June 30,
                                                                                  2005                    2004
                                                                            ------------------      ------------------
                                                                            ------------------      ------------------
Cash flows from operating activities:
Net loss                                                                $        (2,573,218)     $        (3,214,208)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                                                    386,323                 379,355
   Accretion of note discount                                                        12,792                 148,123
   Amortization of beneficial conversion feature                                     31,245                 165,930
Changes in assets and liabilities:
   Decrease (increase) in accounts receivable                                       120,604                 (209,372)
   Increase in inventories                                                         (132,767)                (898,799)
   Decrease in prepaid expenses and other assets                                    152,460                 261,310
   Decrease in deferred tax asset                                                         -                 397,720
   (Decrease) increase in accounts payable                                          (91,642)                 38,159
   Increase (decrease) in accrued expenses and deferred revenue                     468,503                 (433,620)
                                                                            ------------------      ------------------
        Net cash used in operating activities                           $         (1,625,700)    $        (3,365,402)
                                                                            ===================     ===================
Cash flows from investing activities:
   Capital expenditures                                                             (110,407)                (68,366)
   Patent costs                                                                      (93,471)                (32,660)
                                                                            ------------------      ------------------
        Net cash used in investing activities                           $           (203,878)    $          (101,026)
                                                                            ===================     ===================
Cash flows from financing activities:
   Payments under notes payable                                                             -             (2,200,000)
   Net proceeds from issuance of common stock, net of offering
       expenses                                                                       77,790                167,722
                                                                            ===================     ===================
   Net cash provided by (used in) financing activities                  $             77,790     $        (2,032,278)
                                                                            ===================     ===================

Effect of exchange rate changes                                                      122,593                 20,129

Net decrease in cash and cash equivalents                                          (1,629,195)            (5,478,577)
Cash and cash equivalents, beginning of period                                     9,345,000             11,248,983
                                                                            ------------------      ------------------
Cash and cash equivalents, end of period                                $          7,715,805     $        5,770,406
                                                                            ==================      ==================
Supplemental cash flow information
   Cash paid for interest                                               $            74,072      $          824,303

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

NOTE 2.  INVENTORIES

         Inventories are valued at the lower of cost or market with cost being determined on a first-in, first-out basis. Inventories consist of the following at June 30, 2005 and December 31, 2004:

                                           June 30,         December 31,
                                             2005               2004
                          (unaudited)
                                       -----------------    ------------------
  Raw materials                    $         1,201,875     $       1,201,449
  Work in process                              401,658               516,893
  Finished goods                             1,476,184             1,399,511
  Reserve for obsolescence                    (170,000)             (170,000)
                                       -----------------    ------------------
                                   $         2,909,717     $       2,947,853
                                       =================    ==================


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

     At the closing of the transaction, the Company issued the Convertible Note to Laurus having a principal amount of $4,000,000 and received net proceeds of $2,661,600. An additional $1,000,000 of the Convertible Note was previously restricted, and those restrictions were released during the third quarter of 2004. The balance of the proceeds was used to pay fees incurred in connection with this transaction. Deferred financing fees are being amortized over the life of the Convertible Note using the effective interest method. In addition, the Company paid a portion of the fees payable to an intermediary, Biscayne Capital Markets, Inc. ("Biscayne"), in 40,000 shares of the Company's Common Stock having a market value on the date of closing of this transaction equal to $100,000. The net proceeds of the Convertible Note have been and will be used by the Company for working capital purposes and payment of outstanding debt.

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

     Subject to certain volume limitations and other conditions, all or a portion of the Convertible Note was convertible into Common Stock of the Company at the Company's option if the market price of the Company's Common Stock reached a level, for 11 consecutive trading days, which was more than 120% of the Fixed Conversion Price. Through December 14, 2004, the Fixed Conversion Price was $2.55 and was a price in excess of the market price of the Company's Common Stock on the date of closing. Subject to certain volume limitations and other conditions, Laurus has the option to convert all or a portion of the Convertible Note into shares of the Company's Common Stock at the Fixed Conversion Price.

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

     In October 2003, the Company registered, under the Securities Act of 1933, as amended, 1,500,000 shares of its Common Stock which may be received by Laurus upon conversion of the Convertible Note and exercise of the Warrant, and the remaining 293,628 of such shares were registered in November of 2004.

     In accordance with the provisions of Emerging Issues Task Force (EITF) Issue 00-27, "Application of EITF Issue No. 98-5 'Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios', to Certain Convertible Securities", the allocated value of the Convertible Note contained a beneficial conversion feature calculated based on the difference between the effective conversion price of the proceeds allocated to the Convertible Notes and the Warrants at the date of issuance. The amount arising from the beneficial conversion feature aggregated approximately $486,000 and is being amortized as interest expense from the date of the issuance of the Convertible Note to the mandatory redemption date of August 28, 2006. The Company valued the Convertible Note and the Warrants at issuance. The fair value of the Warrants at the time of issue was $407,500. In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," the Company marked the Warrants to market at September 30, 2003 incurring a non-cash charge of $264,000. The registration rights agreement associated with the Convertible Note was amended on November 25, 2003 and, as a result, the amount associated with the Warrants was transferred to equity. The net carrying value of the Convertible Note, after allocation of the fair value of the Warrants is being accreted to its redemption value through interest expense over the term of the Convertible Note using the effective interest method.

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

     During the year ended December 31, 2001, EP MedSystems consummated the private sale and issuance of Series A convertible preferred stock to Medtronic, Inc. ("Medtronic"). In 2002, Medtronic converted a portion of its preferred stock into shares of common stock of the Company. At December 31, 2004, Medtronic held 373,779 of the Company's Series A Preferred Shares which were convertible into 387,946 shares of common stock of the Company at the option of Medtronic or the Company in accordance with the terms of the agreement with Medtronic. During the first quarter of 2005, Medtronic converted all of their 373,779 shares of preferred stock into 387,946 shares of common stock of the Company.

COMMON STOCK

     EP MedSystems is authorized to issue 40,000,000 shares of common stock, no par value, $.001 stated value per share, of which a total of 25,814,176 and 25,387,630 shares were issued and 50,000 shares were held as Treasury Stock at June 30, 2005 and December 31, 2004.

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

     Had  compensation   costs  for  EP  MedSystems'  stock  option  plans  been
determined consistent with SFAS No. 123 "Accounting for Stock-Based Compensation", EP MedSystems' proforma net loss and loss per share for the three and six months ended June 30, 2005 and 2004 would have been as follows:

                                                  For the Six                              For the Three
                                                 Months Ended                              Months Ended
                                                   June 30,                                  June 30,
                                            2005               2004                   2005               2004

   Net loss, as reported                   $(2,573,218)       $(3,214,208)           $(1,165,710)       $(1,748,087)

Deduct:  Total stock-based
employee compensation expense
determined under fair value based
method for all options
                                              (317,184)          (282,810)              (140,454)          (153,214)
                                      ------------------ ------------------     ------------------ ------------------

Pro forma net loss                        $(2,890,402)       $(3,497,018)           $(1,306,164)       $(1,901,301)
                                      ================== ==================     ================== ==================

Earnings per share:
    Basic and diluted - as
    reported                                    $(0.10)            $(0.14)                $(0.05)            $(0.07)
                                      ------------------ ------------------     ------------------ ------------------
    Basic and diluted - pro
    forma                                       $(0.11)            $(0.15)                $(0.05)            $(0.08)
                                      ------------------ ------------------     ------------------ ------------------



NOTE 6.  INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

         EP MedSystems manages its business based on one reportable segment, the manufacture and sale of cardiac electrophysiology products. EP MedSystems' chief operating decision-makers use consolidated results to make operating and strategic decisions.

         The following table sets forth product sales by geographic segment for the six and three months ended June 30, 2005 and 2004.

                                  For The Six Months                For The Three Months
                                    Ended June 30,                     Ended June 30,
                                   2005             2004              2005             2004
   United States                $6,497,000        $5,302,000       $3,738,000        $3,042,000
   Europe/Middle East              945,000           837,000          433,000           444,000
   Asia and Pacific Rim            789,000           333,000          584,000           102,000
                                $8,231,000        $6,472,000       $4,755,000        $3,588,000

     Sales of EP MedSystems' cardiac electrophysiology equipment and related catheters aggregated approximately $7,349,000 and $882,000, respectively, for the six months ended June 30, 2005, and $5,722,000 and $750,000, respectively, for the comparable period in 2004. EP MedSystems' long-lived assets are primarily located in the U.S. One customer accounted for 13% of the Company's sales for the three months ended June 30, 2005.

     Net sales for the six months ended June 30, 2005 were billed in two currencies: $7,911,000 in U.S. dollars and the equivalent of $320,000 in Euros. Management has determined the impact of foreign currency risk on sales to be minimal since a majority of sales are billed in U.S. dollars. EP MedSystems does incur translation gains and losses, which are recorded in shareholders' equity. Cumulative translation losses amounted to approximately $158,000 as of June 30, 2005. In addition, EP MedSystems had not entered into any derivative financial instruments for hedging or other purposes.

NOTE 7.  NET LOSS PER SHARE

     Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding. Due to the losses incurred for the quarter, diluted net loss per share does not differ from basic net loss per share, since potential shares of common stock issuable upon the exercise of stock options, warrants, and convertible debt are anti-dilutive for all periods presented. Accordingly, potential common shares of 3,775,000 and 4,840,000 for the six months ended June 30, 2005 and 2004, respectively, have been excluded from the diluted per share calculation.

NOTE 8.  COMPREHENSIVE INCOME/LOSS

     For  the  six  months  ended  June  30,  2005  and  2004,  EP   MedSystems'
comprehensive loss consisted of net loss and foreign currency translation adjustments. The comprehensive losses for the three months ended June 30, 2005 and 2004 were approximately $1,043,000 and $1,723,000, respectively. The comprehensive losses for the six months ended June 30, 2005 and 2004, were approximately $2,451,000 and $3,194,000, respectively.

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

     In  November  2004,  the FASB issued  SFAS No.  151,  Inventory  Costs - an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that " . . .
under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges . . . ." This Statement  requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. At this time, management does not believe the adoption of this Statement will have any material impact on the Company's results of operation, financial position or cash flow.

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

     In December 2004, the FASB issued SFAS No.153, Exchange of Nonmonetary Assets. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after

June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this Statement will have no impact on the financial statements of the company.

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

NOTE 10.  COMMITMENTS AND CONTINGENCIES

     During the second quarter of 2005, the Company received an Administrative Subpoena from the Bureau of Industry and Security of the U.S. Department of Commerce (the "Department of Commerce") seeking production of records and documents relating to the sale and/or export of the Company's products to Iran and to Syria. Subsequent to the end of the second quarter of 2005, the Company was informed that the United States Attorney's Office for the District of New Jersey had commenced a criminal investigation into the same matter.

         The Company is cooperating fully with the federal government in connection with these matters.

     Based on the Company's investigation of this matter to date, management believes that a limited number of the Company's heart monitor systems were distributed to medical facilities in Iran in prior periods without U.S. government authorization. Management believes the aggregate revenues generated by these transactions were not material to the Company's cumulative financial results during the period in which such transactions occurred, and the Company has taken steps to implement certain control procedures designed to prevent the

Company's products or services from being provided to any foreign countries in violation of applicable law.

     The fact that certain of the Company's heart monitor systems were distributed to medical facilities in Iran without U.S. government authorization was voluntarily disclosed by the Company in 2003 to the Department of Commerce and to the Office of Foreign Assets Control of the U.S. Treasury Department. The federal government is also investigating the accuracy and completeness of those voluntary disclosures.

     Separately, the Audit Committee of the Company's Board of Directors is conducting an independent investigation into these matters and has retained outside counsel to assist it.

     Violations of applicable law may result in civil, administrative or criminal fines or penalties, but due primarily to the early stage of the investigations referred to above, it is not possible at this time to predict the outcome of the ongoing investigations or the impact of the ultimate resolution of this matter on the Company's results of operations or financial condition. Management currently estimates that the legal fees and other expenses to be incurred by the Company and the Audit Committee in connection with those matters will be between $600,000 and $700,000, but cannot predict whether such fees and other expenses will be significantly higher or the aggregate impact the amount of such fees or expenses or any fines or penalties which might be incurred by the Company in connection with these matters with these matters will have on the Company's results of operations or financial condition.


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

     Our core diagnostic product is the EP-WorkMate(R) which consists of the EP-WorkMate(R), the EP-WorkMate(R) integrated with RPM(TM) RealTime Position Management(TM) System and the EP-4(TM) Computerized Cardiac Stimulator. The EP-WorkMate(R) is a computerized electrophysiology workstation that monitors displays and stores cardiac electrical activity and arrhythmia data. It offers, among other features, display and storage of up to 192 intracardiac signals, real-time diagnosis, analysis and integration with our own proprietary systems, such as our EP-4(TM) Stimulator, as well as with the systems of other market leaders and with other technologies and systems. We received FDA market clearance to sell the EP-WorkMate(R) integrated with the RPM(TM) RealTime Position Management(TM) System in the third quarter of 2003. This approval was the culmination of a strategic joint development project between Boston
Scientific Corporation and EP Med. It is the only EP recording system on the market to integrate advanced recording and stimulation with anatomic modeling, advanced mapping and 3-D navigation features, allowing electrophysiology studies to be more efficient and user friendly. The EP-4(TM) Stimulator is a computerized signal generator and processor which, when integrated with the EP-WorkMate(R), is used to stimulate the heart with electrical impulses in order to locate arrhythmia. For the six months ended June 30, 2005 and 2004, the EP-WorkMate(R) platform accounted for approximately 88% and 84%, respectively, of our total sales. We also market a line of diagnostic electrophysiology catheters for stimulation and sensing of electrical signals during electrophysiology studies, which represented approximately 3% and 4% of our total sales revenues for the six months ended June 30, 2005 and 2004, respectively.

     We have also developed the ViewMate(R) intracardiac ultrasound catheter system, including the ViewMate(R) ultrasound imaging console and ViewFlexTM intracardiac imaging catheters. These products offer high-resolution, real-time ultrasound capability designed to improve a physician's or clinician's ability to visualize inside the chambers of the heart. We believe the ViewMate(R) Ultrasound System may play an important role for a broad range of potential applications in electrophysiology and cardiology. In April of 2003, we received CE approval to market the ViewMate(R) in Europe. In October 2003, we received FDA market clearance to sell the ViewMate(R) System in the United States. Sales of the ViewMate(R) system and related ViewFlex(TM) catheters accounted for approximately 5% and 7% of our total sales revenues in the six months ended June 30, 2005 and 2004, respectively.

     We have also developed a product for the treatment of atrial fibrillation known as the ALERT(R) System, which uses a patented electrode catheter to deliver measured, variable, low-energy electrical impulses directly to the inside of the heart to convert atrial fibrillation to a normal heart rhythm. We have obtained Class III Design Examination Certification from a European Notified Body allowing us to label the ALERT(R) System with a CE Mark, an international symbol of adherence to quality assurance standards, design reviews and hazard analysis, which permits us to sell the ALERT(R) System in the European Community. In September 2003, we received pre-market approval to sell the ALERT(R) Companion II in the United States. Sales of the ALERT(R) System and related catheters accounted for approximately 4% and 5% of our total sales revenues for the six months ended June 30, 2005 and 2004, respectively. We are in the process of redesigning the ALERT(R) System console to give it the same look and feel as the EP-4(TM) to eventually integrate the system into the WorkMate(R) for ease of use by the physician.

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

     We have three sales channels: direct sales to customers, sales to independent distributors, and sales to alliance partners. Our products do not require "installation" in the traditional sense, but the EP-WorkMate(R) does require a set-up. For sales to alliance partners and distributor sales, a channel partner or distributor is responsible for all set-up of all electronic hardware products, and we have no obligation after shipment of products to the distributors. For direct sales, the customer can perform the set-up on its own, however, EP Med personnel generally will assist customers in this process. The set-up process, which takes approximately 1-2 hours to complete, is usually performed within the week of shipment and primarily consists of assembling the workstation cart and plugging in the monitors, printer, isolation transformer, and the EP-4(TM) Stimulator to the main computer. This process does not impact our standard payment terms. For sales to distributors, payment terms are defined in the distributor agreements as 100% of the purchase price being due 30-60 days after shipment. For direct sales, payment terms are agreed in advance of the sale and generally require a 50% deposit prior to shipment, with the balance due 30-60 days after shipment.

          EP MedSystems provides a one-year warranty on all of its electronic products and, in accordance with Statement of Financial Accounting Standard No. 5 "Accounting for Contingencies", accrues for the estimated cost of providing this warranty at the time of sale. Further, the Company incurs discretionary costs to service its products in connection with product performance issues. The estimates of the future warranty costs are based on historical experience.

                                For the Six Months Ended               For the Three Months Ended
                                        June 30,                                June 30,
                                 2005                2004               2005                 2004
                             --------------     ---------------     --------------      ---------------
  Beginning balance     $        331,000    $       126,000     $       299,000    $        132,000
  Warranties                     187,000            141,000             122,000              61,000
  Warranty payments             (206,000)          (114,000)           (109,000)            (40,000)
                             --------------     ---------------     --------------      ---------------

  Ending balance        $        312,000    $       153,000     $       312,000    $        153,000
                             ==============     ===============     ==============      ===============


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

     A different method for accounting for employee stock option grants is the fair value method. Under the fair value method, a company is required to determine the fair value of options granted to employees based on an option pricing model which incorporates such factors as the current stock price, exercise prices of the options, expected volatility of future movements in the price of the underlying stock, risk-free interest rates, the term of the options and any dividends expected to be paid. The fair value determined under this method is then amortized over the vesting period of the related options. Had we chosen to account for employee stock options using the fair value method, we would have recorded additional stock based compensation expense of approximately $317,000 and $283,000 for the six months ended June 30, 2005, and 2004, respectively.

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

RESULTS OF OPERATIONS.

SIX MONTHS ENDED JUNE 30, 2005 AND 2004.

     The Company had net sales of $8,231,000 for the six months ended June 30, 2005, as compared to $6,472,000 for the comparable period in 2004. This $1,759,000 (or 27%) increase was primarily due to an increase in sales of our WorkMate(R) product as we won a significant multi-system deal at a key reference site. Our sales of consumable products increased 18% primarily driven by a 72% growth in the ViewFlex(TM) product. While our sales in the United States continued to be strong, in excess of 78% of our overall revenue, we also saw an increase in sales to Asia as we renewed our relationship with our Japanese distributor.

     Gross profit on sales for the six months ended June 30, 2005 was $5,203,000 as compared with $3,683,000 for the same period in 2004. Gross profit as a percentage of sales increased from 57% to 63%, primarily due to strong sales within the United States where overall margins are higher, and higher overall sales covering fixed manufacturing costs.

     Sales and marketing expenses increased $602,000 (or 16%) to $4,302,000 for the six months ended June 30, 2005 as compared to the same period in 2004. This increase was a result of an increase in salaries, benefits, commissions and recruiter fees of $461,000 related to higher sales and headcount. With the increase in salaries and sales, there was a corresponding increase in travel related costs of $79,000. Primarily in connection with our clinical affairs department and our efforts in Asia, we incurred an additional $115,000 in consulting and honorarium costs. Our clinical affairs department, which we initiated in the second quarter of 2004, accounted for approximately $275,000 of the overall cost increase for sales and marketing. The additional expenditures noted above were offset by lower royalty costs and lower bad debt losses.

     General and administrative expenses increased $700,000 (or 45%) to $2,260,000 for the six months ended June 30, 2005 as compared to the same period in 2004. The increase in general and administrative expenses was due to a number of factors. There was an increase in our legal costs of $405,000 as a result of legal fees associated with the Company's receipt of the Administrative Subpoena described in Note 10 of the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Subsequent to the end of the second quarter of 2005, we were informed that the United States Attorney's Office for the District of New Jersey had commenced a criminal investigation into the same matter. We anticipate additional legal costs in the coming quarters as we work to resolve these matters and continue to implement control procedures designed to prevent our products or services from being provided to any foreign countries in violation of applicable law. We have made no provision in our financial statements for any legal or other costs relating to the inquires or investigations or for any fines or penalties that might be incurred in these matters. Management currently estimates that the legal fees and other expenses to be incurred by the Company and the Audit Committee in connection with those matters will be between $600,000 and $700,000, but cannot predict whether such fees and expenses will be significantly higher or the aggregate impact the amount of such fees or expenses or any fines or penalties which might be incurred by the Company in connection with these matters will have on the Company's results of operations or financial condition. In addition to increased legal costs, we had an increase in non-cash expenses of $130,000 as a result of fluctuations in foreign currency. Expenses in connection with being a public company increased significantly in the first half of 2005 as we incurred an additional $83,000 in costs of complying with section 404 of Sarbanes-Oxley and an increase in other public company expenses of $22,000 and compensation and benefits of $88,000.

     Research and development expenses decreased $65,000 (or 5%) to $1,173,000 for the six months ended June 30, 2005 as compared to the same period in 2004. The decrease was due to lower overall project costs of $30,000 as products were launched in 2004 and lower patent costs of $49,000 associated with the conclusion of certain patent strategies. Costs for research and development can fluctuate on a quarter-by-quarter basis depending on status of projects and intellectual property strategies.

     Interest expense decreased $296,000 to $129,000 for the six months ended June 30, 2005, as compared to the same period in 2004. This decrease in interest expense is a result of a decrease in the beneficial conversion feature of $139,000 and decrease in the accretion of debt discount of $135,000 as a result of the conversion of debt to equity related to the convertible note issued to Laurus. The decrease in interest expense was offset by the repayment, in the first quarter of 2004, of the principal and all accrued interest on the note due to Medtronic, and higher interest rates in 2005.

THREE MONTHS ENDED JUNE 30, 2005 VERSUS JUNE 30, 2004

     Net sales were $4,755,000 for the three months ended June 30, 2005, as compared to $3,588,000 for the comparable period in 2004. This $1,167,000 (or 33%) increase is a result of an increase in sales of our WorkMate(R) product, as we won a significant multi-system deal at a key reference site. Our sales of consumable products were primarily driven by a 94% growth in the ViewFlex(TM) product. While our sales in the United States continued to be strong, in excess of 78% of our overall quarterly revenue, we also saw an increase in sales to Asia as we renewed our relationship with our Japanese distributor.

     Gross profit on sales for the three months ended June 30, 2005 was $3,005,000, as compared to $2,012,000 for the same period in 2004. The gross profit increased as a percentage of sales from 56% to 63%. The increase in gross profit is a result of strong sales in the United States where overall margins are higher, and higher overall sales covering fixed manufacturing costs.

     Sales and marketing expenses increased $53,000 (or 3%) to $2,174,000 for the three months ended June 30, 2005, as compared to the same period in 2004. The increase in sales and marketing expenses is a result of an increase in salaries, benefits, commissions and recruiter fees of $192,000 related to higher sales and headcount. With the increase in salaries and sales, there was a corresponding increase in travel-related costs of $41,000. Primarily in connection with our clinical affairs department and our efforts in Asia, we incurred an additional $43,000 in consulting and honorarium costs. Our clinical affairs department, which we initiated in the second quarter of 2004, accounted for approximately $122,000 of the overall cost increase for sales and marketing. The additional expenditures noted above were offset by lower royalty costs, lower bad debt losses and lower freight costs.

     General and administrative expenses increased $552,000 (or 66%) to $1,390,000 for the three months ended June 30, 2005 as compared to the same period in 2004. The increase in general and administrative expenses was due to a number of factors. There was an increase in our legal costs of $390,000 as a result of legal fees associated with the Company's receipt of the Administrative Subpoena described in Note 10 of the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Subsequent to the end of the second quarter of 2005, we were informed that the United States Attorney's Office for the District of New Jersey had commenced a criminal investigation into the same matter. We anticipate additional legal costs in the coming quarters as we work to resolve these matters and continue to implement control procedures designed to prevent our products or services from being provided to any foreign countries in violation of applicable law. We have made no provision in our financial statements for any legal or other costs relating to the inquiries or investigations or for any fines or penalties that might be incurred in these matters. Management currently estimates that the legal fees and other expenses to be incurred by the Company and the Audit Committee in connection those matters will be between $600,000 and $700,000, but cannot predict whether such fees and expenses will be significantly higher or the aggregate impact the amount of such fees or expenses or any fines or penalties which might be incurred by the Company in connection with these matters will have on the Company's results of operations or financial condition. In addition to increased legal costs, we had an increase in non-cash expenses of $69,000 as a result of fluctuations in foreign currency. Expenses in connection with being a public company increased significantly in the first half of 2005, as we incurred an additional $64,000 in costs of complying with section 404 of Sarbanes-Oxley and an increase in other public company expenses of $16,000 and compensation and benefits of $39,000 for the quarter.

     Research and development expenses decreased $48,000 (or 8%) to $589,000 for the three months ended June 30, 2005 as compared to the same period in 2004. The decrease was due to lower overall project costs of $27,000 as products were launched in 2004 and lower patent costs of $40,000 with the conclusion of certain patent strategies. These costs in the quarter were offset by increased salaries in connection with a higher headcount of $22,000 and FDA filing fees for the ALERT(R) CS/RA filing in May of 2005. Costs for research and development can fluctuate on a quarter-by-quarter basis depending on status of projects and intellectual property strategies.

     Interest expense decreased $112,000 for the three months ended June 30, 2005, as compared to the same period in 2004. The decrease in interest expense is a result of a decrease in the beneficial conversion feature of $56,000 and decrease in the accretion of debt discount of $57,000 as a result of the conversion of debt to equity.

LIQUIDITY AND CAPITAL RESOURCES

     Since our incorporation in January 1993, our expenses have exceeded sales, resulting in an accumulated deficit of approximately $42.6 million at December 31, 2004 and approximately $45.1 million at June 30, 2005.

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

     At the closing of the transaction, we issued the Laurus Convertible Note to Laurus having a principal amount of $4,000,000 and received net proceeds of $2,661,600. An additional $1,000,000 of the Laurus Convertible Note was previously restricted. Those restrictions were released during the third quarter of 2004, and that amount became available to us. The balance of the proceeds was used to pay fees incurred in connection with this transaction. Deferred financing fees are being amortized over the life of the Laurus Convertible Note using the effective interest method. In addition, we paid a portion of the fees payable to an intermediary, Biscayne Capital Markets, Inc. ("Biscayne"), in 40,000 shares of our common stock having a market value on the date of closing of this transaction equal to $100,000. The net proceeds of the Laurus Convertible Note have been, and will be, used for working capital purposes and payment of outstanding debt.

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

     Net cash used in operating activities for the six months ended June 30, 2005 decreased by $1,739,000 from $3,365,000 as of June 30, 2004 to $1,626,000 at June 30, 2005. The decrease in our net use of cash in operations during 2005 was primarily due to a decrease in our net loss of $641,000 and an increase in accrued expense and deferred revenue in 2005, as compared to 2004, which included the payment to Medtonic of $707,000 in accrued interest. This was partially offset by an decrease in accounts payable. Inventory on hand increased at a lower rate in 2005 as a result of higher inventory in 2004 due to the number of new product lines approved in the second half of 2003, and accounts receivable decreased as we successfully pursued the collection of our receivables. Capital expenditures were $110,000 and $68,000 for the six months ended June 30, 2005 and 2004, respectively. We expect to purchase capital equipment in 2005 as we grow. We lease office space and certain office equipment under operating leases. In connection with certain intellectual property strategies, we spent $93,000 in patent filings in the first six months of 2005.

     Assets  decreased by $1,983,000  from  $20,003,000  at December 31, 2004 to
$18,020,000 at June 30, 2005. The change in assets was due to a number of factors. Cash and cash equivalents, decreased by $1,629,000 from $9,345,000 at December 31, 2004 to $7,716,000 at June 30, 2005, primarily due to our net loss and a reduction of accounts payable, and partially offset by a reduction in inventory and in accounts receivable.

     Liabilities increased approximately $390,000 from $6,651,000 at December 31, 2004 to $7,041,000 at June 30, 2005. This increase was primarily due to an increase in our accrued legal expenses associated with the previously discussed Administrative Subpoena.

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

     We have a history of operating losses, and we expect to continue to incur operating losses in the near future as we continue to expend substantial funds for research and development, increased manufacturing activity and expansion of sales and marketing activities. The amount and timing of future losses will depend upon, among other things, volume of sales of our existing products, market acceptance of the ALERT(R) System and ultrasound products, and developmental, regulatory and market success of new products under development, as well as our ability to establish, preserve and enforce intellectual property rights related to our products. There can be no assurance that any of our development projects will be successful or that if development is successful, the products will generate any sales. Based upon our current plans and projections, we believe that our existing capital resources will be sufficient to meet our anticipated capital needs for at least the next twelve months.

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

     We caution readers to review the cautionary statements set forth in this Quarterly Report on Form 10-Q and in our other reports filed with the Securities and Exchange Commission, including, but not limited to, statements regarding government inquiries and investigations, and caution that other factors may prove to be important in affecting our business and results of operations. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this report.

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

     At June 30, 2005, we had a Secured Convertible Note outstanding in the approximate amount of $2,000,000. Interest on the Secured Convertible Note is based on the prime rate. This floating rate debt may lead to additional interest expense if interest rates increase. Because management does not believe that our exposure to interest rate market risk is material at this time, we have not developed or implemented a strategy to manage this market risk through the use of derivative financial instruments or otherwise. We will assess the significance of interest rate market risk from time to time and will develop and implement strategies to manage that market risk as appropriate.

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

     Our portfolio includes money markets funds and/or government securities. The diversity of our portfolio helps us to achieve our investment objective. As of June 30, 2005, 100% of our investment portfolio matures less than 90 days from the date of purchase. Due to the short-term nature of these investments, we believe that we are not subject to any material market risk exposure, and as a result, the estimated fair value of our cash and cash equivalents approximates their principal amounts. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2005, we estimate that the fair value of investment portfolio would decline by an immaterial amount.

         FOREIGN CURRENCY RISK.

     Our international revenues were 21% and 15% of our total revenues in the quarters ended June 30, 2005 and 2004, respectively. Our international sales are made through international distributors, our direct sales force and sales to alliance partners, with payments to the Company typically denominated in United States dollars and the Euro. Approximately 18% of our foreign sales are denominated in the Euro. Management has determined that the impact of foreign currency risk is minimal since a majority of our sales are billed in United States dollars. Our international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors. We do not hedge our foreign currency exposure at present.

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


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        Not Applicable.

OTHER DEVELOPMENTS

     During the second quarter of 2005, we received an Administrative Subpoena from the Bureau of Industry and Security of the U.S. Department of Commerce (the "Department of Commerce") seeking production of records and documents relating to the sale and/or export of our products to Iran and to Syria. Subsequent to the end of the second quarter of 2005, we were informed that the United States Attorney's Office for the District of New Jersey had commenced a criminal investigation into the same matter.

     We are cooperating fully with the federal government in connection with these matters.

     Based on the Company's investigation of this matter to date, management believes that a limited number of the Company's heart monitor systems were distributed to medical facilities in Iran in prior periods without U.S. government authorization. Management believes the aggregate revenues generated by these transactions were not material to the Company's cumulative financial results during the period in which such transactions occurred, and we have taken steps to implement certain control procedures designed to prevent our products or services from being provided to any foreign countries in violation of applicable law.

     The fact that certain of our heart monitor systems were distributed to medical facilities in Iran without U.S. government authorization was voluntarily disclosed by us in 2003 to the Department of Commerce and to the Office of Foreign Assets Control of the U.S. Treasury Department. The federal government is also investigating the accuracy and completeness of those voluntary disclosures.

     Separately, the Audit Committee of our Board of Directors is conducting an independent investigation into these matters and has retained the law firm of

Covington & Burling to assist it.

     Violations of applicable law may result in civil, administrative or criminal fines or penalties, but due primarily to the early stage of the investigations referred to above, it is not possible at this time to predict the outcome of the ongoing investigations or the impact of the ultimate resolution of this matter on our results of operations or financial condition. Management currently estimates that the legal fees and other expenses to be incurred by the Company and the Audit Committee in connection with those matters will be between $600,000 and $700,000, but cannot predict whether such fees and other expenses will be significantly higher or the aggregate impact the amount of such fees or expenses of any fines or penalties which might be incurred by the Company in connection with these matters will have on the Company's results of operations or financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         (a) Not applicable.

         (b) Not applicable.

         (c) Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

         (a)  None.

         (b)  None.

ITEM 6. EXHIBITS.

         The exhibits are listed in the Exhibit Index appearing at page 32 herein.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               EP MEDSYSTEMS, INC.
                                  (Registrant)



Date:  August 11, 2005      By: /s/ REINHARD SCHMIDT
                             Reinhard Schmidt
                             President and Chief Executive Officer and Director (Principal Executive Officer)


Date:  August 11, 2005        By: /s/ MATTHEW C. HILL
                              Matthew C. Hill
                              Chief Financial Officer
                              (Principal Financial and Accounting Officer)

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

          10.18* Form of Senior Management Incentive Agreement (27)

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

27. Incorporated by reference from EP MedSystems, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 previously filed with the commission.