Form 10-Q
period 2005-09-30
EP MEDSYSTEMS INC
filed 2005-11-14
CIK 1012394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended: September 30, 2005

( )	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934
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
 __Yes  X No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
__Yes  X No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding at November 10, 2005
Common Stock, without par value	25,910,176 shares

EP MEDSYSTEMS, INC. AND SUBSIDIARIES
FORM 10-Q
CONTENTS

                                                           PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements.

EP MEDSYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCESHEETS

ASSETS	September 30, 2005 (Unaudited)	December 31, 2004
Current assets:
Cash and cash equivalents	$6,606,815	$9,345,000
Accounts receivable, net of allowances for doubtful accounts of $139,000, for each period	4,074,505	4,335,075
Inventories, net of reserves	3,329,620	2,947,853
Prepaid expenses and other current assets	385,795	472,654
Total current assets	14,396,735	17,100,582

Property, plant and equipment, net	2,190,905	2,223,421
Goodwill	341,730	341,730
Other intangible assets, net	195,039	158,162
Other assets	23,335	179,046
Total assets	$17,147,744	$20,002,941

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,616,874	$2,107,463
Accrued expenses	2,230,244	1,776,816
Deferred revenue	455,443	460,393
Total current liabilities	5,302,561	4,344,672
Secured convertible note, non-current	1,977,716	1,958,611
Deferred warranty revenue, non-current	398,107	348,184
Total liabilities	7,678,384	6,651,467
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued or outstanding at September 30, 2005 and 373,779 shares issued and outstanding at December 31, 2004	-	618,161
Common stock, $.001 stated value, 40,000,000 shares authorized 25,910,176 and 25,387,630 shares issued at September 30, 2005 and December 31, 2004, respectively	25,911	25,388
Additional paid-in capital	56,639,250	55,650,822
Accumulated other comprehensive loss	(111,515)	(280,582)
Treasury stock, 50,000 shares at cost	(100,000)	(100,000)
Accumulated deficit	(46,984,286)	(42,562,315)
Total shareholders' equity	9,469,360	13,351,474
Total liabilities and shareholders' equity	$17,147,744	$20,002,941

The accompanying notes are an integral part of these statements.

EP MEDSYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended
	September 30,	September 30,
	2005	2004

Net sales	$4,269,781	$4,677,166
Cost of products sold	1,591,354	1,875,625
Gross profit	2,678,427	2,801,541

Operating costs and expenses:
Sales and marketing expenses	2,110,433	2,156,044
General and administrative expenses	1,811,112	716,171
Research and development expenses	587,535	531,241
Total operating expenses	4,509,080	3,403,456
Loss from operations	(1,830,653)	(601,915)

Interest income	50,299	15,095
Interest expense	(68,399)	(123,340)
Net loss	$(1,848,753)	$(710,160)

Basic and diluted loss per share	$(.07)	$(.03)

Weighted average shares outstanding used
to compute basic and diluted loss per share	25,847,567	23,511,520

The accompanying notes are an integral part of these statements.

EP MEDSYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Nine Months Ended
	September 30,	September 30,
	2005	2004

Net sales	$12,500,664	$11,149,148
Cost of products sold	4,619,099	4,664,593
Gross profit	7,881,565	6,484,555

Operating costs and expenses:
Sales and marketing expenses	6,412,717	5,856,725
General and administrative expenses	4,071,536	2,276,860
Research and development expenses	1,760,475	1,769,423
Total operating expenses	12,244,728	9,903,008
Loss from operations	(4,363,163)	(3,418,453)

Interest income	138,304	42,511
Interest expense	(197,112)	(548,426)
Net loss	$(4,421,971)	$(3,924,368)

Basic and diluted loss per share	$(.17)	$(.17)

Weighted average shares outstanding used
to compute basic and diluted loss per share	25,755,732	23,387,478

             The accompanying notes are an integral part of these statements.

EP MEDSYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
(unaudited)

	Common Stock Shares	Common Stock Amount	Preferred Stock Shares	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Accumulated Deficit	Total
Balance, December 31, 2004	25,387,630	$25,388	373,779	$618,161	$55,650,822	$(280,582)	$(100,000)	$(42,562,315)	$13,351,474

Issuance of common stock in connection with conversion of preferred stock	387,946	388	(373,779)	(618,161)	617,773	-	-	-	-

Issuance of common stock in connection with exercise of options	134,600	135	-	-	269,655	-	-	-	269,790

Issuance of options in connection with clinical affairs consulting	-	-	-	-	101,000	-	-	-	101,000

Foreign currency translation	-	-	-	-	-	169,067	-	-	169,067

Net loss	-	-	-	-	-	-	-	(4,421,971)	(4,421,971)
Balance, September 30, 2005	25,910,176	$25,911	-	-	$56,639,250	$(111,515)	$(100,000)	$(46,984,286)	$9,469,360

The accompanying notes are an integral part of these statements.

EP MEDSYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended
	September 30,	September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(4,421,971)	$(3,924,368)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	594,020	549,133
Accretion of note discount	19,105	183,263
Change in value of warrants and amortization of beneficial conversion feature	40,026	210,433
Non cash expenses in connection with issuance of common stock and options	101,000	145,780
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	260,570	(259,632)
Increase in inventories	(701,695)	(1,131,028)
Decrease in prepaid expenses and other assets	202,544	274,347
Decrease in deferred tax asset	-	397,720
Increase (decrease) in accounts payable	509,411	(343,841)
Increase (decrease) in accrued expenses and deferred revenue	498,400	(376,290)
Net cash used in operating activities	$(2,898,590)	$(4,274,483)

Cash flows from investing activities:
Capital expenditures	(176,457)	(97,661)
Patent costs	(101,995)	(49,000)
Net cash used in investing activities	$(278,452)	$(146,661)

Cash flows from financing activities:
Payments under notes payable	-	(2,200,000)
Decrease in restricted cash	-	1,000,000
Net proceeds from issuance of common stock, net of offering costs	269,790	148,662
Net cash provided by (used in) financing activities	$269,790	$(1,051,338)

Effect of exchange rate changes	169,067	6,120

Net decrease in cash and cash equivalents	(2,738,185)	(5,466,362)
Cash and cash equivalents, beginning of period	9,345,000	11,248,983
Cash and cash equivalents, end of period	$6,606,815	$5,782,621
Supplemental cash flow information
Cash paid for interest	$148,774	$867,043

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

Note 2.  Inventories

        Inventories are valued at the lower of cost or market with cost being determined on a first-in, first-out basis.  Inventories consist of the following at September 30, 2005 and December 31, 2004:

	September 30, 2005 (unaudited)	December 31, 2004
Raw materials	$1,446,961	$1,201,449
Work in process	609,188	516,893
Finished goods	1,463,471	1,399,511
Reserve for obsolescence	(190,000)	(170,000)
	$3,329,620	$2,947,853

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

        The portion of the Convertible Note against which Laurus advances funds based on the Company's accounts receivable bears interest at the prime rate, with a floor of 4%, and the balance (the "Advance Amounts") bears interest at the prime rate plus 2%.  The effective interest rate is approximately 17%, which includes accretion of debt discount and amortization of the beneficial conversion feature.  One half of Advance Amounts outstanding on February 28, 2005 was required to be repaid on or before that date.  However, there were no Advance Amounts on that date, as the net collateral exceeded the principal amount outstanding on the Convertible Note.  The remaining balance of the Advance Amounts outstanding on the date of the closing was required to be repaid on or before August 28, 2006.  On November 9, 2005, the Convertible Note's maturity date was amended to be February 28, 2008.  The Company, subject to certain rights of cancellation, may extend the credit facility by Laurus, on a year-by-year basis, commencing February 28, 2008.  The Company may repay in cash, without penalty, up to $500,000 of the Convertible Note in any one calendar year, plus all Advance Amounts.

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

Note 4.  Shareholders' Equity

Preferred Stock

P MedSystems is authorized to issue 5,000,000 shares of undesignated preferred stock, no par value per share.  The Board of Directors has the authority to issue preferred stock in one or more classes, to fix the number of shares constituting a class and the stated value thereof, and to fix the terms of any such class, including dividend rights, dividend rates, conversion or exchange rights, voting rights, rights and terms of redemption, the redemption price and the liquidation preference of such shares or class.

        During the year ended December 31, 2001, EP MedSystems consummated the private sale and issuance of Series A convertible preferred stock to Medtronic, Inc. ("Medtronic").  In 2002, Medtronic converted a portion of its preferred stock into shares of common stock of the Company.  At December 31, 2004, Medtronic held 373,779 of the Company's Series A Preferred Shares which were convertible into 387,946 shares of common stock of the Company at the option of Medtronic or the Company in accordance with the terms of the agreement with Medtronic.  During the first quarter of 2005, Medtronic converted all of its 373,779 shares of preferred stock into 387,946 shares of common stock of the Company.

Common Stock

        EP MedSystems is authorized to issue 40,000,000 shares of common stock, no par value, $.001 stated value per share, of which a total of 25,910,176 and 25,387,630 shares were issued and 50,000 shares were held as Treasury Stock at September 30, 2005 and December 31, 2004.

        On December 23, 2003, the Company completed an $8,200,000 private placement of its common stock to various accredited investors.  The Company issued 3,200,000 shares of its common stock at a purchase price of $2.56 per share.

        In May of 2004, the Company engaged a physician as a consultant to head its clinical affairs department.  In connection with that agreement, the Company issued 10,000 shares of the Company's common stock to the physician and granted the physician an option to purchase 10,000 shares of the Company's common stock which vests twelve months from the date of grant.  Also in connection with the agreement, the Company granted the physician an option to purchase 40,000 shares of the Company's common stock which vests in equal installments over three years.  In addition, in July 2005, the Company granted the physician an option to purchase 40,000 shares of the Company's common stock which vests in equal installments over three years.  The exercise price of each of the options was the fair market value of the Company's common stock on the date of the grant.  The transactions were accounted for in accordance with Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."  The fair value was measured using the Black-Scholes option pricing model under Statement of Financial Accounting Standard No. 123 using the following assumptions for the 2004 grant as follows: risk free rate: 3.07%, 10-year life, and a volatility percentage of 83.86%.  For the options issued in July of 2005, the assumptions used in the Black-Schole option pricing model were as follows:  risk free rate 3.77%, 10-year life and a volatility percentage of 77.98%.

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

Note 5.  Stock Based Compensation

        EP MedSystems accounts for stock options granted to employees and non-employee directors in accordance with the "intrinsic value" method set forth in Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees", with supplemental pro forma disclosures of "fair value" as required by Statement of Financial Accounting Standards No. 123 (" No.123"), "Accounting for Stock Based Compensation."

        On December 16, 2004 the FASB issued SFAS No. 123(R), Share-Based Payment, which is an amendment to SFAS No. 123, Accounting for Stock-Based Compensation.  This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires such transactions to be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements.  This new standard is effective for awards that are granted, modified or settled inc ash beginning in the first fiscal year beginning after June 15, 2005.  In addition, this new standard will apply to unvested options granted prior to the effective date.  We will adopt this new standard effective for the first quarter of 2006, and have not yet determined what impact this standard will have on our financial position or results of operations, but it is likely that the adoption of this standard will have a material impact on our results of operations.

        EP MedSystems records the fair value of stock option issuances to non-employees based on the market price on the date issued.  The amount is expensed, capitalized or recorded as a reduction of paid-in capital, depending on the purpose for which the stock is issued.  It is EP MedSystems' policy to account for stock options granted to non-employees in accordance with Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," and the fair value is measured using the Black-Scholes option pricing model under SFAS No. 123.

        Had compensation costs for EP MedSystems' stock option plans been determined consistent with SFAS No. 123 "Accounting for Stock-Based Compensation", EP MedSystems' proforma net loss and loss per share for the three and nine months ended September 30, 2005 and 2004 would have been as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2005	2004	2005	2004

Net loss, as reported	$(4,421,971)	$(3,924,368)	$(1,848,753)	$(710,160)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all options	(558,819)	(456,709)	(241,635)	(174,510)

Pro forma net loss	$(4,980,790)	$(4,381,077)	$(2,090,388)	$(884,670)

Earnings per share:
Basic and diluted - as reported	$(0.17)	$(0.17)	$(0.07)	$(0.03)
Basic and diluted - pro forma	$(0.19)	$(0.19)	$(0.08)	$(0.04)

Note 6.  Industry Segment and Geographic Information

EP MedSystems manages its business based on one reportable segment, the manufacture and sale of cardiac electrophysiology products.  EP MedSystems' chief operating decision-makers use consolidated results to make operating and strategic decisions.

The following table sets forth product sales by geographic segment for the nine and three months ended September 30, 2005 and 2004.

	For The Nine Months		For The Three Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
United States	$ 9,965,000	$ 8,708,000	$ 3,468,000	$ 3,406,000
Europe/Middle East	1,297,000	1,736,000	352,000	899,000
Asia and Pacific Rim	1,239,000	705,000	450,000	372,000
	$12,501,000	$11,149,000	$4,270,000	$4,677,000

Sales of EP MedSystems' cardiac electrophysiology equipment and related catheters aggregated approximately $11,195,000 and $1,306,000, respectively, for the nine months ended September 30, 2005, and $10,084,000 and $1,065,000, respectively, for the comparable period in 2004.  EP > MedSystems' long-lived assets are primarily located in the U.S.

Net sales for the nine months ended September 30, 2005 were billed in two currencies: $12,108,000 in U.S. dollars and the equivalent of $393,000 in Euros.  Management has determined the aggregate impact of foreign currency risk on sales to be minimal since a majority of sales are billed in U.S. dollars.  EP MedSystems does incur translation gains and losses, which are recorded in shareholders' equity.  Cumulative translation losses amounted to approximately $112,000 as of September 30, 2005.  In addition, EP MedSystems had not entered into any derivative financial instruments for hedging or other purposes.

Note 7.  Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding.  Due to the losses incurred for the quarter and nine months then ended, diluted net loss per share does not differ from basic net loss per share, since potential shares of common stock issuable upon the exercise of stock options, warrants, and convertible debt are anti-dilutive for all periods presented.  Accordingly, potential common shares of 3,773,085 and 4,928,831 for the nine months ended September 30, 2005 and 2004, respectively, have been excluded from the diluted per share calculation.

Note 8.  Comprehensive Income/Loss

For the three and nine months ended September 30, 2005 and 2004, EP MedSystems' comprehensive loss consisted of net loss and foreign currency translation adjustments.  The comprehensive losses for the three months ended September 30, 2005 and 2004 were approximately $1,802,000 and $724,000, respectively.  The comprehensive losses for the nine months ended September 30, 2005 and 2004, were approximately $4,253,000 and $3,918,000, respectively.

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

In a letter dated August 16, 2005, EP MedSystems, Inc. (the "Company") was informed by the Philadelphia District Office of the Securities and Exchange Commission (the "SEC District Office") that the Securities and Exchange Commission (the "Commission") is conducting a confidential, informal inquiry to determine whether there have been violations of certain provisions of the federal securities laws in connection with the Company's financial and accounting reporting, including relating to disclosures the Company made in its Form 8-K filed with the Commission on August 12, 2005 regarding ongoing government investigations of sales by the Company of its products to Iran.

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

Separately, the Audit Committee of the Company's Board of Directors is conducting an independent investigation into these matters and has retained outside counsel to assist it.  At this time meetings have been scheduled in November with various governmental agencies to review the results of the investigation.  In the third quarter of 2005, the Company incurred approximately $911,000 in legal, consulting and accounting expenses associated with the governmental and Audit Committee investigations.  Additional amounts over previously estimated costs are associated with the additional resource requirement with the SEC's inquiry, additional document review, additional interviews and the termination of Reinhard Schmidt.  Management currently estimates that additional legal fees and other expenses to be incurred by the Company in connection with the investigation by the Audit Committee may be in excess of $500,000 but cannot predict whether such fees and other expenses will be significantly higher.  This estimate does not include any costs associated with the defense of the Company or negotiation with the various governmental entities to resolve these outstanding issues as these costs are not estimable but may have a material impact on the Company's results of operations and financial condition.

Violations of applicable law may result in civil, administrative or criminal fines or penalties, but due primarily to the ongoing nature of the investigations referred to above, it is not possible at this time to predict the outcome of these investigations or the impact of costs of ultimately resolving this matter on our results of operations or financial condition  However, any fees or expenses or any fines or penalties which might be incurred by the Company in connection with these matters may have a material impact on the Company's results of operations and financial condition.  The Company has made no provision for any future costs associated with the investigations or any costs associated with the Company's defense or negotiations with the various governmental entities to resolve these outstanding issues.

On October 9, 2005, the Board of Directors of the Company terminated Reinhard Schmidt's employment as its President, Chief Executive Officer and Chief Operating Officer for cause.  Mr. Schmidt's termination resulted from his certification and authorization of statements to the U.S. Department of Commerce some of which the Audit Committee has uncovered in its independent investigation to have been inaccurate or incomplete.  Mr. Schmidt's termination was not a result of the discovery of any financial or accounting irregularity by the investigation.  Pursuant to Mr. Schmidt's employment agreement, his position as a Director of the Company ceased upon the termination of his employment.

At this time, Mr. Schmidt has not contested this termination however, it is possible he could contest it at a later time.  The likelihood of such a contest, if any, or results of any arbitration or adjudication, cannot be estimated at this time.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

EP MedSystems was incorporated in January 1993 and operates in a single industry segment.  We develop, manufacture, market and sell a line of products for the cardiac rhythm management, or electrophysiology (EP), market used to diagnose, monitor, visualize and treat irregular heartbeats known as arrhythmias.  Since our inception, we have acquired technology and marketing rights, have developed new products and have begun marketing various electrophysiology products, including our EP-WorkMate® computerized electrophysiology workstation, the RPM™ RealTime Position Management™ navigation technology, our EP-3™ Stimulator, our EP-4™ Computerized Cardiac Stimulator, diagnostic electrophysiology catheters (including our unique one-piece catheter) and our ALERT® System (including the ALERT® Companion II and ALERT® family of internal cardioversion catheters), ViewMate® intracardiac ultrasound catheter system and related disposable supplies.

Our core diagnostic product is the EP-WorkMate® which consists of the EP- WorkMate®, the EP-WorkMate® integrated with RPM™ RealTime Position Management™ System and the EP-4™ Computerized Cardiac Stimulator.  The EP-WorkMate® is a computerized electrophysiology workstation that monitors displays and stores cardiac electrical activity and arrhythmia data.  It offers, among other features, display and storage of up to 192 intracardiac signals, real-time diagnosis, analysis and integration with our own proprietary systems, such as our EP-4™ Stimulator, as well as with the systems of other market leaders and with other technologies and systems. We received FDA market clearance to sell the EP-WorkMate® integrated with the RPM™ RealTime Position Management™ System in the third quarter of 2003.  This approval was the culmination of a strategic joint development project between Boston Scientific Corporation and EP Med.  It is the only EP recording system on the market to integrate advanced recording and stimulation with anatomic modeling, advanced mapping and 3-D navigation features, allowing electrophysiology studies to be more efficient and user friendly.  The EP-4™ Stimulator is a computerized signal generator and processor which, when integrated with the EP-WorkMate®, is used to stimulate the heart with electrical impulses in order to locate arrhythmia.  For the nine months ended September 30, 2005 and 2004, the EP-WorkMate® platform accounted for approximately 86% and 87%, respectively, of our total sales.  We also market a line of diagnostic electrophysiology catheters for stimulation and sensing of electrical signals during electrophysiology studies, which represented approximately 2% and 5% of our total sales revenues for the nine months ended September 30, 2005 and 2004, respectively.

We have also developed the ViewMate® intracardiac ultrasound catheter system, including the ViewMate® ultrasound imaging console and ViewFlex™ intracardiac imaging catheter.  These products offer high-resolution, real-time ultrasound capability designed to improve a physician's or clinician's ability to visualize inside the chambers of the heart.  We believe the ViewMate® Ultrasound System may play an important role for a broad range of potential applications in electrophysiology and cardiology.  In April of 2003, we received CE approval to market the ViewMate® in Europe.  In October 2003, we received FDA market clearance to sell the ViewMate® System in the United States.  Sales of the ViewMate® system and related ViewFlex™ catheters accounted for approximately 9% and 5% of our total sales revenues in the nine months ended September 30, 2005 and 2004, respectively.

We have also developed a product for the treatment of atrial fibrillation known as the ALERT® System, which uses a patented electrode catheter to deliver measured, variable, low-energy electrical impulses directly to the inside of the heart to convert atrial fibrillation to a normal heart rhythm.  We have obtained Class III Design Examination Certification from a European Notified Body allowing us to label the ALERT® System with a CE Mark, an international symbol of adherence to quality assurance standards, design reviews and hazard analysis, which permits us to sell the ALERT®System in the European Community.  In September 2003, we received pre-market approval to sell the ALERT® Companion II in the United States.  Sales of the ALERT® System and related catheters accounted for approximately 3% and 5% of our total sales revenues for the nine months ended September 30, 2005 and 2004, respectively.  We are in the process of redesigning the ALERT® System console to give it the same look and feel as the EP-4™ to eventually integrate the system into the WorkMate® for ease of use by the physician.

In May of this year, the Company filed a pre-market approval supplement with the FDA for the ALERT® CS/RA product line.  The Company has been informed by the FDA that, the agency, among other things, is requesting additional clinical data to support the PMA supplement.  The Company is evaluating whether or not to perform such clinical studies.  The system is approved for sale in Europe.

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

We have three sales channels:  direct sales to customers, sales to independent distributors, and sales to alliance partners.  Our products do not require "installation" in the traditional sense, but the EP-WorkMate® does require a set-up.  For sales to distributors, the distributor is responsible for all set-up of all electronic hardware products.  For direct sales, the customer can perform the set-up on its own, however, EP Med personnel generally will assist customers in this process.  The set-up process, which takes approximately 1-2 hours to complete, is usually performed shortly after shipment and primarily consists of assembling the workstation cart and plugging in the monitors, printer, isolation transformer, and the EP-4™ Stimulator to the main computer.  This process does not impact our standard payment terms.  For sales to distributors, payment terms are defined in the distributor agreements as 100% of the purchase price being due 30-60 days after shipment.  For direct sales, payment terms are agreed in advance of the sale and generally require a 50% deposit prior to shipment, with the balance due 30-60 days after shipment.

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

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2005	2004	2005	2004
Beginning balance	$331,000	$126,000	$312,000	$153,000
Warranties	359,000	444,000	172,000	171,000
Warranty payments	(382,000)	(320,000)	(176,000)	(74,000)

Ending balance	$308,000	$250,000	$308,000	$250,000

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

  significant underperformance relative to expected historical or projected future operating results;

  significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

  significant negative industry or economic trends;

  significant decline in our stock price for a sustained period; and

  our market capitalization relative to net book value.

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

A different method for accounting for employee stock option grants is the fair value method.  Under the fair value method, a company is required to determine the fair value of options granted to employees based on an option pricing model which incorporates such factors as the current stock price, exercise prices of the options, expected volatility of future movements in the price of the underlying stock, risk-free interest rates, the term of the options and any dividends expected to be paid. The fair value determined under this method is then amortized over the vesting period of the related options. Had we chosen to account for employee stock options using the fair value method, we would have recorded additional stock based compensation expense of approximately $558,819 and $456,709 for the nine months ended September 30, 2005, and 2004, respectively.

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

Results of Operations.

Nine Months Ended September 30, 2005 and 2004.

The Company had net sales of $12,501,000 for the nine months ended September 30, 2005, as compared to $11,149,000 for the comparable period in 2004.  This $1,352,000 (or 12%) increase was primarily due to an increase in sales of our WorkMate® product line and an 84% increase in sales of ViewMate® and ViewFlex™ ultrasound products.  Our sales of consumable products increased 23% driven by a 105% growth in the sales of ViewFlex™, partially offset by a decrease in sales of our diagnostic catheters.  Sales in Europe may have been impacted by the termination of our European Sales Manager and the termination of certain distributors.  We believe this may continue until a replacement manager is retained and possibly some time period thereafter while we locate alternate distributors.  Sales in Asia continue to be strong with the renewed relationship with our Japanese distributor.

Gross profit on sales for the nine months ended September 30, 2005 was $7,882,000 as compared with $6,485,000 for the same period in 2004.  Gross profit as a percentage of sales increased from 58% to 63%, primarily due to lower sales in Europe where margins are typically lower.

Sales and marketing expenses increased $556,000 (or 9%) to $6,413,000 for the nine months ended September 30, 2005 as compared to the same period in 2004.  This increase was a result of an increase in salaries, benefits, commissions and recruiter fees of $681,000 related to higher sales and headcount.  With the increase in salaries and sales, there was a corresponding increase in travel related costs of $185,000.  Primarily in connection with our clinical affairs department and our efforts in Asia, we incurred an additional $76,000 in consulting and honorarium costs.  Our clinical affairs department, which we initiated in the second quarter of 2004, accounted for approximately $389,000 of the overall cost increase for sales and marketing.  The additional expenditures noted above were offset by lower royalty costs and lower bad debt losses.

General and administrative expenses increased $1,794,000 (or 79%) to $4,072,000 for the nine months ended September 30, 2005 as compared to the same period in 2004.  The increase in general and administrative expenses was due to a number of factors.  There was an increase in our legal costs of $1,300,000 primarily as a result of legal fees associated with the Company's receipt of the governmental subpoena, investigations and inquiries described in Note 10 of the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.  We anticipate additional legal costs in the coming quarters as we work to resolve these matters and continue to implement control procedures designed to prevent our products or services from being provided to any foreign countries in violation of applicable law.  We have incurred approximately $911,000 of legal, consulting and accounting expenses in the third quarter of 2005 associated with the investigation.  Additional amounts over previously estimated costs are associated with the additional resource requirements with the SEC's inquiry, additional document review, additional interviews and the termination of Reinhard Schmidt.  Management currently estimates that the legal fees and other expenses to be incurred by the Company and the Audit Committee in connection with those matters may be in excess of $500,000, but cannot predict whether such fees and expenses will be significantly higher or the aggregate impact the amount of such fees or expenses or any fines or penalties which might be incurred by the Company in connection with these matters will have on the Company's results of operations or financial condition.  In addition to increased legal costs, we had an increase in non-cash expenses of $170,000 as a result of fluctuations in foreign currency.  Expenses in connection with being a public company increased significantly in the first half of 2005 as we incurred an additional $157,000 in consulting costs primarily as a result of our efforts to comply with section 404 of Sarbanes-Oxley and an increase in other public company expenses of $53,000.  There were also additional compensation and benefit costs of $64,000.

Research and development expenses decreased $9,000 (less than 1%) to $1,760,000 for the nine months ended September 30, 2005 as compared to the same period in 2004.  The decrease was due to lower overall project costs of $35,000 as products were launched in 2004 and lower patent costs of $64,000 associated with the conclusion of certain patent strategies.  This was offset by higher compensation costs with additional headcount in the Regulatory and Quality Assurance department.  Costs for research and development can fluctuate on a quarter-by-quarter basis depending on status of projects and intellectual property strategies.

Interest expense decreased $351,000 to $197,000 for the nine months ended September 30, 2005, as compared to the same period in 2004.  This decrease in interest expense is primarily the result of a decrease in amortization of the beneficial conversion feature of $170,000 and a decrease in the accretion of debt discount of $164,000 as a result of the conversion of debt to equity related to the convertible note issued to Laurus.  The decrease in interest expense was partially offset by higher interest rates in 2005.

Three Months Ended September 30, 2005 versus September 30, 2004

Net sales were $4,270,000 for the three months ended September 30, 2005, as compared to $4,677,000 for the comparable period in 2004.  This $407,000 (or 9%) decrease is a result of lower sales of our WorkMate® product line offset by a 335% increase in sales of the ViewMate® and ViewFlex™ products.  Overall sales of electronics decreased 12% due to the before mentioned decrease in WorkMate® sales offset by a 35% increase in consumable sales due to ViewFlex™ sales.  Sales in Europe may have been impacted by the termination of our European Sales Manager and the termination of certain distributors, as previously discussed.  Sales in the quarter to Asia were up due to our renewed relationship with our Japanese distributor.

Gross profit on sales for the three months ended September 30, 2005 was $2,678,000, as compared to $2,802,000 for the same period in 2004.  The gross profit increased as a percentage of sales from 60% to 63%.  The increase in gross profit percentage is a result of lower European sales where margins are typically lower.  The decrease in gross profit dollars was a result of lower sales.

Sales and marketing expenses decreased $46,000 (or 2%) to $2,110,000 for the three months ended September 30, 2005, as compared to the same period in 2004.  The decrease in sales and marketing expenses is a result of lower freight out of $67,000, lower commissions and travel in Europe of $119,000 and lower royalties and bad debts.  These were offset by a $249,000 increase in salary, benefits and commissions in the United States due to headcount changes.  Our clinical affairs department, which we initiated in the second quarter of 2004, showed a $113,000 cost increase in the third quarter of 2005 versus the same quarter in 2004, some of which is included in the headcount and benefit cost increases discussed above.

General and administrative expenses increased $1,095,000 (or 153%) to $1,811,000 for the three months ended September 30, 2005 as compared to the same period in 2004.  The increase in general and administrative expenses was due to a number of factors.  There was an increase in our legal, consulting and accounting costs of approximately $911,000 associated with the Company's receipt of the Government Subpoena investigations and inquiries described in Note 10 of the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.  We anticipate additional legal costs in the coming quarters as we work to resolve these matters and continue to implement control procedures designed to prevent our products or services from being provided to any foreign countries in violation of applicable law.  Management currently estimates that the legal fees and other expenses to be incurred by the Company and the Audit Committee in connection with those matters may be in excess of $500,000, but cannot predict whether such fees and expenses will be significantly higher or the aggregate impact the amount of such fees or expenses or any fines or penalties which might be incurred by the Company in connection with these matters will have on the Company's results of operations or financial condition.  In addition to increased legal costs, we had an increase in non-cash expenses of $66,000 as a result of fluctuations in foreign currency.  Expenses in connection with being a public company increased significantly as we incurred an additional $75,000 in consulting costs primarily as a result of our efforts to comply with section 404 of Sarbanes-Oxley and an increase in other public company expenses of $44,000.

Research and development expenses increased $56,000 (or 11%) to $587,535 for the three months ended September 30, 2005 as compared to the same period in 2004.  This increase was primarily the result of an increase of $61,000 in compensation costs associated with an increase in headcount in the Regulatory and Quality Assurance department offset by lower overall project costs of $11,000 as products were launched in 2004.  Costs for research and development can fluctuate on a quarter-by-quarter basis depending on status of projects and intellectual property strategies.

Interest expense decreased $55,000 for the three months ended September 30, 2005, as compared to the same period in 2004.  The decrease in interest expense is a result of a decrease in the amortization of the  beneficial conversion feature of $31,000 and decrease in the accretion of debt discount of $29,000 as a result of the conversion of debt to equity.

Liquidity and Capital Resources

Since our incorporation in January 1993, our expenses have exceeded sales, resulting in an accumulated deficit of approximately $42.6 million at December 31, 2004 and approximately $47 million at September 30, 2005.

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

The portion of the Laurus Convertible Note against which Laurus advances funds based on our accounts receivable bears interest at the prime rate, with a floor of 4%, and the balance (the "Advance Amounts") bears interest at the prime rate plus 2%.  The effective interest rate is approximately 17% which includes accretion of discount and amortization of beneficial conversion feature.  One half of Advance Amounts outstanding on February 28, 2005 was required to be repaid on or before that date.  However, there were no "Advance Amounts" outstanding on that date, as the net collateral exceeded the principal amount outstanding on the Laurus Convertible Note.  The remaining balance of the Advance Amounts outstanding on the date of the closing was required to be repaid on or before August 28, 2006.  On November 9, 2005, the Convertible Note's maturity date was amended to be February 28, 2008.  Subject to certain rights of cancellation, we may extend the Laurus credit facility, on a year-by-year basis, commencing February 28, 2008.  We may repay in cash, without penalty, up to $500,000 of the Laurus Convertible Note in any one calendar year, plus all Advance Amounts.

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

In May of 2004, we engaged a physician as a consultant to head our clinical affairs department.  In connection with that agreement, we issued 10,000 shares of the Company's common stock to the physician and granted the physician an option to purchase 10,000 shares of the common stock which vests twelve months from the date of grant.  Also in connection with the agreement, we granted the physician an option to purchase 40,000 shares of our common stock which vests in equal installments over three years.  In addition, in July 2005, the Company granted the physician an option to purchase 40,000 shares of the Company's common stock which vests in equal installments over three years.  The exercise price of each of the options was the fair market value of our common stock on the date of the grant.  The transactions were accounted for in accordance with Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."  The fair value was measured using the Black-Scholes option pricing model under Statement of Financial Accounting Standard No. 123 using the following assumptions for the 2004 grant as follows:  risk free rate:  3.07%, 10-year life, and a volatility percentage of 83.86%.  For the options issued in July 2005, the assumptions used in the Black-Scholes option pricing model were as follows:  risk for rate 3.77%, 10-year life, and a volatility percentage of 77.98%.

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

Net cash used in operating activities for the nine months ended September 30, 2005 decreased by $1,375,000 from $4,274,000 as for the nine months ended September 30, 2004 to $2,899,000 for the nine months ended September 30, 2005.  The decrease in our net use of cash in operations during 2005 was primarily due to a decrease in accounts receivable, an increase in accounts payable and accrued expenses associated with higher legal costs and a lower overall increase in inventory as products were launched last year.  Capital expenditures were $176,000 and $98,000 for the nine months ended September 30, 2005 and 2004, respectively.  We expect to purchase capital equipment in 2005 as we grow.  We lease office space and certain office equipment under operating leases.  In connection with certain intellectual property strategies, we spent $102,000 in patent filings in the first nine months of 2005.

Assets decreased by $2,855,000 from $20,003,000 at December 31, 2004 to $17,148,000 at September 30, 2005.  The change in assets was due to the cash and cash equivalents, which decreased by $2,738,000 from $9,345,000 at December 31, 2004 to $6,607,000 at September 30, 2005, primarily due to our net loss.

Liabilities increased approximately $1,027,000 from $6,651,000 at December 31, 2004 to $7,678,000 at September 30, 2005.  This increase was primarily due to an increase in our accounts payable and accrued expenses associated with the previously discussed Administrative Subpoena.

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

We have a history of operating losses, and we expect to continue to incur operating losses in the near future as we continue to expend substantial funds for increased manufacturing activity expansion of sales and marketing activities and legal costs associated with various governmental investigations.  The amount and timing of future losses will depend upon, among other things, volume of sales of our existing products, market acceptance of the ALERT® System and ultrasound products, and developmental, regulatory and market success of new products under development, as well as our ability to establish, preserve and enforce intellectual property rights related to our products and the results of the before mentioned investigations.  There can be no assurance that any of our development projects will be successful or that if development is successful, the products will generate any sales and the results of the before mentioned investigations.  Based upon our current plans and projections, we believe that our existing capital resources will be sufficient to meet our anticipated capital needs for at least the next twelve months, however that does not preclude us from raising capital either through the issuance of common stock, debt or other methods.

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

We caution readers to review the cautionary statements set forth in this Quarterly Report on Form 10-Q and in our other reports filed with the Securities and Exchange Commission, including, but not limited to, statements regarding government inquires and investigations, and caution that other factors may prove to be important in affecting our business and results of operations.  We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report.  We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this report.

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

At September 30, 2005, we had a Secured Convertible Note outstanding in the approximate amount of $2,000,000.  Interest on the Secured Convertible Note is based on the prime rate.  This floating rate debt may lead to additional interest expense if interest rates increase.  Because management does not believe that our exposure to interest rate market risk is material at this time, we have not developed or implemented a strategy to manage this market risk through the use of derivative financial instruments or otherwise.  We will assess the significance of interest rate market risk from time to time and will develop and implement strategies to manage that market risk as appropriate.

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

Our portfolio includes money markets funds and/or government securities.  The diversity of our portfolio helps us to achieve our investment objective.  As of September 30, 2005, 100% of our investment portfolio matures less than 90 days from the date of purchase.  Due to the short-term nature of these investments, we believe that we are not subject to any material market risk exposure, and as a result, the estimated fair value of our cash and cash equivalents approximates their principal amounts.  If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2005, we estimate that the fair value of investment portfolio would decline by an immaterial amount.

Foreign Currency Risk.

Our international revenues were 20% and 22% of our total revenues for the nine months ended September 30, 2005 and 2004, respectively.  Our international sales are made through international distributors, our direct sales force and sales to alliance partners, with payments to the Company typically denominated in United States dollars and the Euro.  Approximately 15% of our foreign sales are denominated in the Euro.  Management has determined that the aggregate impact of foreign currency risk is minimal since a majority of our sales are billed in United States dollars.  Our international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors.  We do not hedge our foreign currency exposure at present.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) On October 10, 2005 the Company announced the termination of the Company's President, CEO and COO Reinhard Schmidt and announced the appointment of David Jenkins to these positions in addition to his duties as Chairman of the Board.  It was also announced that at this time, Mr. Jenkins will not be paid a salary by the Company for the positions of President, Chief Executive Officer and Chief Operating Officer.  On October 11, 2005, the Compensation Committee of the Board of Directors approved a grant to Mr. Jenkins of nonqualified options to purchase 200,000 shares of the Company's common stock.  The exercise price of the options is $2.67.  The options have a five-year term and vest 1/3 immediately, 1/3 on the first anniversary of the date of grant and 1/3 on the second anniversary.  The Compensation Committee also determined to grant to Jenkins an option to purchase an additional 200,000 shares under the 2006 Stock Option Plan which was approved by the Board of Directors on October 21, 2005, subject to approval of the plan by the Company's stockholders. This option will have the same terms as the options referred to above, and the price was the fair market value at the time of grant.

During July of 2005, the Company granted its Senior Medical Advisor an option to purchase 40,000 shares of the Company's common stock at the fair value at the date of grant.

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

EP MEDSYSTEMS, INC.
(Registrant)

Date: November , 2005	By:	/s/ David A. Jenkins
David A. Jenkins
Chairman of the Board and Chief Executive Officer and Director (Principal Executive Officer)

Date: November , 2005	By:	/s/ Matthew C. Hill
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

_______________ **Filed herewith.