Form 10-K
period 2005-12-31
EP MEDSYSTEMS INC
filed 2006-03-31
CIK 1012394

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 0-28260

EP MedSystems, Inc.

(Exact Name of Registrant as Specified in its Charter)

New Jersey	22-3212190
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

575 Route 73 North, Bldg. D, West Berlin, NJ	08091
(Address of Principal Executive Offices)	(Zip Code)

(856) 753-8533

(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, no par value, stated value $.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

☐  Yes    ☒  No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act rule 12b-2).

☐  Yes    ☒  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes    ☒  No

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on June 30, 2005 as reported on the NASDAQ Capital Market, was approximately $64,141,355. In determining the market value of the registrant’s common stock held by non-affiliates, shares of common stock beneficially owned by directors, officers and holders of more than 10% of the registrant’s common stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 28, 2006, there were outstanding 30,365,236 shares of the registrant’s common stock, no par value, stated value $.001 per share.

-i-

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in or incorporated by reference into this annual report are “forward-looking statements” and are made to comply with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. Matters discussed in or incorporated by reference into this annual report that relate to events or developments that are expected to occur in the future, including management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters constitute forward-looking statements. Forward-looking statements are based on management’s beliefs, assumptions and expectations of our future economic performance, taking into account the information currently available to management. These statements may be identified by the use of words like “plans”, “expects”, “aims”, “believes”, “projects”, “anticipates”, “intends”, “estimates”, “will”, “ should”, “could” and other expressions that indicate future events and trends. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include:

•	We have a history of operating losses and expect future losses;

•	We may need additional funds to support operations and may need to reduce operations, sell stock or assets, or merge with another entity to continue operations;

•	We may need to establish collaborative agreements;

•	Our success will depend on market acceptance of our existing and new products;

•	We are required to obtain regulatory approvals in order to manufacture and market our products;

•	We are primarily engaged in the sale of capital equipment and are subject to the budgetary cycles of our customers;

•	Our profitability will depend on our ability to manufacture our products efficiently and economically;

•	We depend on third-party sources to manufacture certain of our products and critical components of our products;

•	Our success depends on our ability to keep pace with technological developments and marketplace changes;

•	Our patents and proprietary rights might not provide sufficient protection for our intellectual property;

•	If we are unable to pay royalties, we may lose our rights to use certain important technology;

•	Intellectual property litigation could harm our business;

•	We face significant competition, and many of our competitors have greater financial, marketing and other resources than we do.

•	Third-party reimbursement might be denied, which may reduce our revenues;

•	We may lose key personnel, sales force and/or distributors;

•	We are subject to product liability claims;

•	We are subject to risks associated with sales in multiple countries;

•	Our export controls may not be adequate to ensure compliance with United States export laws;

•	We have sold, and may continue to sell, our products into countries under embargo by the United States and have incurred, and may continue to incur, significant legal, consulting and accounting fees and place our Company’s reputation at risk;

•	We are the subject of investigations by certain governmental authorities relating to our sale of goods into Iran without proper governmental authorization and may face significant costs, fines and penalties as a result; and

•	Other factors detailed in the section entitled “Risk Factors” in Item 1A below.

Forward-looking statements speak only as of the date of the document in which they are made. We disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement, or to reflect any change in our expectations or any change in events, conditions or circumstances on which the forward-looking statement is based.

PART I

Item 1.	Business.

General

We were incorporated in New Jersey in January 1993 and operate in a single industry segment. We develop, manufacture and market a broad-based line of products for the cardiac rhythm management, or electrophysiology (“EP”), market which are used to diagnose, monitor, visualize and treat irregular heartbeats known as arrhythmias. Since our inception, we have acquired technology, developed new products and begun to market various electrophysiology products, including the EP-WorkMate® electrophysiology work station, sold stand-alone or integrated with RPM™ RealTime Position Management™ navigation technology from Boston Scientific Corporation, the EP-4™ Computerized Cardiac Stimulator, diagnostic electrophysiology catheters (including our unique one-piece catheter), the ViewMate® intracardiac ultrasound catheter system and related disposable supplies, and the ALERT® System (including the ALERT® Companion II and ALERT® family of internal cardioversion catheters).

Cardiac electrophysiology evaluates the electrical system of the heart and is mainly concerned with studying the cause and treatment of abnormalities in the heart’s rhythm. Cardiac arrhythmias are caused by disturbances in the electrical activation of the heart muscle that ultimately cause the heart to pump less efficiently. Cardiac rhythm disorders result in more than 1.2 million hospitalizations and 400,000 deaths each year in the United States, and account for about 20% of all chronic heart conditions. These conditions are diagnosed and treated by electrophysiologists and cardiologists who specialize in the diagnosis and treatment of cardiac arrhythmias.

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

Our core diagnostic product is the EP-WorkMate®, a computerized electrophysiology workstation that monitors, displays and stores cardiac electrical activity and arrhythmia data. The EP-WorkMate® offers, among other features, display and storage of up to 192 intracardiac signals, real-time diagnosis, analysis and integration with our own proprietary systems, such as our EP-4™ Stimulator, as well as with those of market leaders, such as Boston Scientific Corporation’s RPM™ RealTime Position Management™ navigation system, and with other technologies and systems. The EP-WorkMate® integrated with RPM™ is the only EP recording system on the market to integrate advanced recording and stimulation with anatomic modeling, advanced mapping and 3-dimensional (“3D”) navigation features, allowing electrophysiology studies to be more efficient and user-friendly. In March of 2004, we received market clearance from the United States Food and Drug Administration (“FDA”) to sell the EP-4™ Computerized Cardiac Stimulator. The EP-4™ Stimulator is a computerized signal generator and processor which, when integrated with the EP-WorkMate®, is used to stimulate the heart with electrical impulses in order to locate arrhythmias. We believe that the EP-WorkMate®, when integrated with the EP-4™ Stimulator, offers the most advanced diagnostic computer system available to the electrophysiology market. During 2005, the EP-WorkMate®, the RPMTM RealTime Position ManagementTM System and the EP-4TM Stimulator accounted for approximately 85% of our total sales. We also market a line of diagnostic electrophysiology catheters for stimulation and sensing of electrical signals during electrophysiology studies, which represented approximately 2% of our total sales revenues in 2005.

We also offer the ViewMate® intracardiac ultrasound catheter system consisting of ViewMate® ultrasound imaging console and Viewflex™ intracardiac imaging catheters. These products offer high-resolution, real-time ultrasound capability designed to improve a physician’s or clinician’s ability to visualize the inside of the chambers of the heart. We believe that the ViewMate® ultrasound system may play an important diagnostic role for a broad range of potential applications in electrophysiology and cardiology. We have marketed the ViewMate® in Europe and the United States since 2003. Sales of the ViewMate® system and related ViewFlexTM catheters accounted for approximately 10% of our total sales revenues in 2005.

We also offer a product for the treatment of atrial fibrillation known as the ALERT® System, which uses a patented electrode catheter to deliver measured, variable, low-energy, bi-phasic electrical impulses directly to the inside of the heart to convert atrial fibrillation to a normal heart rhythm. We obtained Class III Design Examination Certification from a European Notified Body allowing us to label the ALERT® System with a CE Mark, an international symbol of adherence to quality assurance standards, design reviews and hazard analysis, which permits us to sell the ALERT®

System in the European Community. Sales of the ALERT® System and related catheters accounted for approximately 3% of our total sales revenues in 2005.

In May 2005, we filed a supplemental pre-market approval (“PMA”) with the FDA to sell our ALERT® CS/RA dual purpose catheter in the United States. In November 2005, the FDA requested additional clinical data to support our supplemental filing to market the ALERT® CS/RA in the United States. We evaluated the FDA’s response, and at this time, due to the cost involved, we will not pursue a clinical trial in the United States. In addition, due to limited resources and the potential of our other products, we will continue to service the installed base of the ALERT® System products , but will not expend significant company resources on this product line at this time.

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

Use core products as a platform for growth. We believe the EP-WorkMate® is a central platform for future EP technology. This diagnostic workstation is at the center of today’s EP lab, and we have over 800 WorkMates® installed worldwide. Our objective is to leverage this installed base, with our new products as well as with upgrades of innovative technologies in a cost-effective manner to hospitals around the globe.

Integrate with market leaders. Our base platforms allow for integration with the products of other market leaders in electrophysiology. Our license, development and supply agreement with Boston Scientific Corporation resulted in the only EP recording system on the market to integrate advanced recording and stimulation with anatomic modeling, advanced mapping and 3D navigation features, allowing electrophysiology studies to be more efficient and user friendly. In April 2005, we announced a joint development agreement with Philips Medical Systems Nederland B.V. (“Philips Medical Systems”), a subsidiary of Koninklijke Philips Electronics N.V., to integrate its Allura X-ray system with our EP-WorkMate® resulting in the next generation of an integrated electrophysiology lab.

Expand clinical applications of new products. We believe there are numerous potential applications for our products. Potential applications for the ViewMate® intracardiac ultrasound catheter system include the following: minimally invasive repair or replacement of heart valves; removal of pacemaker leads; minimally invasive (catheter) repairs of atrial septal defects; catheter closure of patent foramen ovale; minimally invasive procedures to close off the left atrial appendage; evaluation of thrombus in the heart and assistance in the optimal placement of left ventricular pacemaker leads in treating congestive heart failure. We intend to leverage these potential applications by selling our existing products for new medical conditions and to new customers that have not traditionally been our targets.

Execute an efficient sales channel strategy using strategic alliances. We believe entering into strategic alliances with market leaders creates an efficient and effective sales channel for our core products and our new products in areas outside of electrophysiology, such as interventional cardiology and critical care. For example, we have a strategic alliance with Philips Medical Systems which combines their cardiovascular x-ray technology with our EP recording and data management systems which enables us to market the next generation integrated electrophysiology lab and our related products through that state-of-the-art platform.

Products

Our products can be separated by technology into the categories described below for the diagnosis, treatment and visualization of cardiac arrhythmias.

Electrophysiology Computer Workstations, Stimulators and 3D Navigation and Mapping Technology

EP-WorkMate®. The EP-WorkMate® is a computerized electrophysiology workstation that monitors, displays and stores cardiac electrical activity and arrhythmia data. Electrophysiology workstations are dedicated data management systems designed specifically for use in electrophysiology procedures to view and record procedural data, facilitate data analysis and generate customized reports. The EP-WorkMate® offers, among other features, display and storage of up to 192 intracardiac signals, real-time analysis, including graphical and quantitative display of such data, superior ease of use and a single keyboard for all operations, as well as integration capacity with our own proprietary products, such as the EP-4™ Stimulator and other technologies and systems. The EP-WorkMate® consists of a Dual Pentium® IV processor with integral proprietary software, a proprietary signal-conditioning unit, two or three 21-inch high-resolution color monitors, an optical disk drive for data storage, a custom keyboard, catheter and catheter interface module and a laser printer. In addition, each EP-WorkMate® has an internal modem to provide a direct link between the purchaser and EP Med, facilitating field software support. The EP-WorkMate® is differentiated from competing products by (i) its seamless integration with the EP-4™ Stimulator, (ii) its storage capacity of up to 192 intracardiac signals, (iii) its ability to process and simultaneously display both real-time and historical electrophysiology activity, (iv) its simple, user friendly software based on a menu driven, point-and-click interface, and (v) its integration with other products in the EP lab.

EP-4™ Computerized Cardiac Stimulator. Our EP-4™ Stimulator is a computerized electrical pulse signal generator and processor which, when integrated with the EP-WorkMate®, is used to stimulate the heart with electrical impulses in order to locate electrical disturbances or arrhythmias. We believe the EP-4™ Stimulator is currently the only integrated computerized EP clinical stimulator being sold in the United States. It features automatic synchronization and rate controls as well as the same user interface as the EP-WorkMate®. The EP-4™ Stimulator can be sold as a stand-alone electrophysiology stimulator or it can be integrated with the EP-WorkMate®. We believe that the EP-WorkMate®, when integrated with the EP-4™ Stimulator, offers the most advanced computer system available to the electrophysiology market.

RPM™ Real Time Position Management™. We have integrated our EP-WorkMate® with Boston Scientific Corporation’s RPM™ RealTime Position Management™ system. It is the only EP recording system on the market to integrate advanced recording and stimulation with anatomic modeling, advanced mapping and 3D navigation features, allowing electrophysiology studies to be more efficient and user friendly. We believe this gives us significant advantages in price and space utilization over competitors that sell two systems separately.

We have also integrated our EP-WorkMate® with Philips Medical Systems’ Allura x-ray system. It is the only EP recording system on the market to integrate advanced recording, stimulation, mapping, navigation and x-ray allowing electrophyscology studies to be more efficient and user friendly.

In 2005, we derived approximately 85%, of our revenues from electrophysiology computer workstations, stimulators and 3D navigation and mapping technologies.

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

In 2003, we began offering in the United States and Europe an intracardiac ultrasound product line, which includes the ViewMate® ultrasound imaging console and Viewflex™ intracardiac imaging catheters. These products offer high resolution, real-time ultrasound capability designed to improve a physician’s or clinician’s ability to view the inside of the chambers and anatomic structure of the heart safely and accurately without the need to expose patients, physicians or clinicians to repeated x-ray radiation. The increased visualization is a result of having the catheter inside the heart itself, thereby having cardiac features in the near field or its area of highest image resolution and detail. By manipulating the catheter tip and its phased array ultrasound crystal, the physician or clinician will not only be able to visualize the entire heart but will also be able to direct the wedge-shaped ultrasound beam at specific areas of interest. Additionally, our color capability will allow verification of heart valve patency and blood flow direction and amount. We believe the ViewMate® Ultrasound System may play an important diagnostic role for a broad range of potential applications in electrophysiology and cardiology. In 2005, we derived approximately 10% of our revenues from our ultrasound products.

The ALERT® System

In late 2002, we became the first to market with an FDA-approved catheter-based product for internal cardioversion in the United States with our ALERT® System product. We developed the ALERT® System in an effort to provide a more effective and less traumatic method of converting atrial fibrillation to normal heart rhythm than traditional therapies, such as drugs and external cardioversion. Drug therapies are unpredictable in their effectiveness and often have side effects, such as abnormal heart rhythms, rapid ventricular tachycardia and potential life-threatening ventricular fibrillation. External cardioversion, accomplished by introducing electricity to the heart through paddles or patches attached to a patient’s chest, uses high energy in which electrical energy of up to 360 joules may be administered. External cardioversion may require patient hospitalization and general anesthesia due to the extreme pain associated with the high electrical output.

The ALERT® System employs a new approach to electrical cardioversion known as low-energy internal cardioversion, which uses a patented electrode catheter to deliver measured, variable, low-energy bi-phasic electrical impulses, programmable electrical energy, from one to 15 joules, directly to the inside of the heart to convert atrial fibrillation to normal heart rhythm. The ALERT® System is comprised of a single-use proprietary electrode catheter with two separate electrode arrays (the “ALERT® PA Catheter”) and an external energy source (the “ALERT® Companion”).

The ALERT® TD Catheter, which incorporates thermodilution capability to the ALERT® PA Catheter, received CE Mark authorization. Thermodilution is a technique used to determine a patient’s cardiac output by injecting a cold solution through the catheter into the blood stream and measuring blood temperature change over time with a thermistor mounted at the end of the catheter. This feature is expected to broaden the ALERT® applications to include the critical care and heart surgery markets by incorporating cardiac output measurement capability into the catheter. A separate, industry-standard 14k ohm thermistor connector facilitates catheter connection to existing cardiac output computers distributed by numerous manufacturers. In the fourth quarter of 2005, we requested that the TD Catheter be removed from the European product schedule. This product is outside of our physician sales call point, and we believe there is an opportunity to license this technology to others who sell this product to physicians who would use this product.

In May of 2005, we filed a supplemental PMA with the FDA to sell our ALERT® CS/RA catheter set in the United States. The ALERT® CS/RA catheter set allows the physician to perform routine diagnostic procedures and cardiovert atrial fibrillation to normal heart rhythm during the procedure. In November of 2005, we announced the FDA had requested additional clinical data to support our supplemental filing. We evaluated the FDA’s response, and at this time, due to the cost involved, we will not pursue a clinical trial in the United States. In addition, due to limited resources and the potential of our other products, we will continue to service the ALERT® installed base, but will not expend significant company resources on this product line at this time.

In 2005, we derived approximately 3% of our revenues from our ALERT® System products.

Diagnostic Catheter Products

We market a line of diagnostic electrophysiology catheters for stimulation and sensing of electrical signals during electrophysiology studies. Our diagnostic catheters are similar to others sold within the industry, with the exception of our one-piece catheter design which offers the physician unique recording capabilities. We offer numerous electrode/curve configurations of catheters. We also offer a line of deflectable diagnostic catheters, which allow the physician to deflect its tip to steer the catheter into certain vessels and areas of the heart, which would be difficult with a fixed curve catheter.

In 2005, we derived approximately 2% of our revenues from our diagnostic catheter products.

Certain Patents, Trademarks and Licenses

Patents. Our success and ability to compete depend, in part, upon our ability to protect our proprietary positions. Our policy is to protect our proprietary position by, among other methods, filing United States and select foreign patent applications to protect the technology that is important to the development of our business. Patents in force on June 8, 1995 are entitled to a patent term of the longer of 17 years from issuance or 20 years from the earliest filing date of the patent, while patents issuing thereafter are entitled to a term of 20 years from the earliest filing date. We currently hold title, or rights under license or similar agreements, to 27 United States patents and patent applications filed with the United States Patent and Trademark Office. The last to expire of our patents will remain in effect until December 2024. We have also obtained certain patents in our principal overseas markets. The expiration dates on our patents range from 2013 to 2024.

We will continue to seek patents as we deem advisable to protect our research and development efforts and to market our products. There can be no assurance that any of our patent applications or applications as to which we have acquired licenses will issue as patents, or that if patents are issued that they will be of sufficient scope and strength to provide us with meaningful protection of our technology or any commercial advantage, or that such patents will not be challenged, invalidated or circumvented in the future. Moreover, there can be no assurance that our competitors, many of which have substantial resources and have made substantial investments in competing technologies, do not presently have or will not seek patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in other countries. In addition, there can be no assurance that current and potential competitors have not filed or in the future will not file applications or apply for patents or additional proprietary rights relating to devices, apparatus, materials or processes used or proposed to be used by us.

Licenses and other Technology Agreements. We are also a party to certain license agreements which provide us with rights under selected patents of third parties with regard to technology we consider important to our business. Such license agreements are summarized below.

•	Pursuant to a license agreement with Eckhard Alt, M.D., dated as of November 1, 1995, and subsequently amended, Dr. Alt granted us an exclusive, worldwide license relating to certain technology used in connection with the ALERT® System, some of which has since become protected under four issued United States patents and one patent application pending in the European Patent Office and for which additional patent applications and continuations have been filed. The license agreement provides that we shall pay royalties equal to 5% of quarterly net sales of all products covered by the licensed technology until the expiration of the last to expire of any licensed patents covered by the agreement or the earlier declaration of invalidity of such patent. Under the terms of this license agreement, EP Med has the right to sublicense this technology to third parties and in such case EP Med is obligated to pay to Dr. Alt the greater of a 2% royalty or 50% of the total sublicense royalties derived from the sublicense agreement. The term of this license agreement will continue for the life of the last to expire of the licensed patents covered by the agreement unless earlier terminated by either party due to breach by the other party, which breach remains uncured for a period of 60 days.

•	In December 2005, we terminated a license agreement under which we had licensed a patent and technology used in our SilverFlex catheters because the Company has decided not to commit resources to make the product commercially viable.

•	Pursuant to an agreement, dated September 5, 2002, with Boston Scientific Corporation (“BSC”), we received a license from BSC to integrate their RPM™ Technology with our EP-WorkMate® to make, use, sell and distribute the integrated recording system. This agreement provides that, under certain conditions, the license becomes exclusive. The agreement also provides for a royalty payable to BSC based on the type of product sold in accordance with the agreement. The agreement terminates on the date the patent rights (a) expire, (b) are disclaimed, (c) are cancelled, or (d) are held invalid by a court of competent jurisdiction. Otherwise, the agreement may be terminated by either party in the event of a material breach, subject to notification and cure period, and in the event of a change in control.

•	In December 2003, we entered into a marketing agreement with Philips Medical Systems Nederland B.V., a subsidiary of Koninklijke Philips Electronics N.V., (“Philips”) to sell our EP-WorkMate® system in combination with Philips’ x-ray fluoroscopy product. Pursuant to the agreement, Philips will purchase certain products and parts from us, and will then resell these products and parts to their customers. In connection with the agreement, we granted Philips a personal, revocable, worldwide, non-exclusive right to sublicense our software and related products to customer end-users in the territory (as defined in the agreement). The purchase by Philips of our products will also confer on Philips, its affiliates, distributors, agents and customers an irrevocable, royalty-free, non-exclusive, non-transferable license in the territory under our patent applications, patents, copyrights, trade secrets, trademarks or other intellectual property rights we own or control, solely to market, sell, distribute or otherwise dispose of such products and service parts in accordance with the terms of the agreement. We have also granted Philips the right to use our trademarks, trade names and service marks during the term of the agreement. The agreement was renewed for one year in April 2005, subject to annual renewal options, and can be terminated by Philips, subject to certain notice and cure periods, for certain reasons, including, among others, non-competitiveness, change of control and cause.

•	In December 2005, we entered into a software development, license and distribution agreement with Biosense Webster, Inc. (“Biosense”) pursuant to which we received a license to interface certain aspects of their CARTO™ XP Mapping System and the right to distribute the interface kit worldwide, subject to certain restrictions. Under the agreement, Biosense has the right to sell the interface hardware component of the interface kit in post sales service calls. Under the agreement, we will pay a formula-based royalty to Biosense. The agreement has a term lasting 2 years from our first distribution of an interface kit, unless otherwise terminated pursuant to its terms. The agreement is renewable upon the mutual agreement of Biosense and us. In the event of termination of the agreement, we may ship all backlog orders and honor all quotes up to six months following the original quote date.

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

Trademarks. We use various trademarks in association with marketing and sale of our products. The following trademarks include those which have been registered with the United States Patent and Trademark Office, and those which are unregistered trademarks of EP Med:

Registered Trademarks: EP-WorkMate®, ALERT® System, SilverFlex®, ALERT VT®, ViewMate®

Unregistered Trademarks: EP-3™ Stimulator, EP-4™ Computerized Cardiac Stimulator and Viewflex™

The market for medical devices for the treatment of cardiovascular disease has been characterized by frequent litigation regarding patent and other intellectual property rights. In the event that claims of infringement of a third-party’s rights are made and upheld, we could be prevented from exploiting the technology or other intellectual property involved, or could be required to obtain licenses from the owners of such intellectual property. Alternatively, we could be forced to redesign our products or processes to avoid infringement. There can be no assurance that such licenses from the owners of such intellectual property would be available or, if available, would be on terms acceptable to us or that we would be successful in any attempt to redesign our products or processes to avoid infringement. Litigation may be necessary to defend against claims of infringement, to enforce patents issued to us or to protect trade secrets and could result in substantial cost to, and diversion of effort by, us.

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

Our expenditures for research and development (which include expenditures for regulatory affairs and engineering) totaled approximately $2,374,000, $2,470,000, and 2,566,000 for the years ending December 31, 2005, 2004, and 2003, respectively. During 2003, our principal research and development costs involved the ALERT® System and the ALERT® CS/RA catheter system clinical trials and regulatory approval process, efforts to develop and obtain regulatory approval of our line of the ViewMate® intracardiac ultrasound system, hiring of additional in-house engineering and technical support personnel and increased development work on existing products, including the EP-WorkMate® and electrophysiology catheters. Expenditures for these projects decreased as products were approved throughout 2003 and 2004. Expenditures in 2004, consisted primarily of upgrades to existing product lines. Expenditures in 2005 consisted primarily of additional headcount in the regulatory and quality assurance departments. Additionally, other research and development efforts are ongoing to enhance existing products and lower production costs and integrate our products with others in the industry.

Sales, Marketing and Distribution Methods

Domestic. We primarily utilize our own direct sales and marketing force to sell and promote our products in the United States market. Within each hospital, the sales and marketing effort is directed at those physicians, primarily electrophysiologists, most likely to use our products. We entered into group purchasing organization (GPO) contracts with Broadlane and Premier, Inc. These GPO’s are an alliance of various hospital networks and the contracts allow us access to their hospitals to market to their physicians. We expect to concentrate our marketing efforts on the roll out of our new products, including the EP-WorkMate® integrated with RPM™, and the ViewMate® Intracardiac ultrasound system. To support these sales, we intend to employ physician/clinician training and education, clinical trials, promotional materials, sample products, demo and service equipment and increased direct sales and marketing efforts, among others.

Strategic Alliances. We believe entering into strategic alliances with market leaders creates an efficient and effective sales channel for our core products and our new products in areas outside of electrophysiology, such as interventional cardiology and critical care. To build these sales channels, we have entered into alliance agreements with Boston Scientific Corporation and Philips Medical Systems. See “Certain Patents, Trademarks and Licenses”. There can be no assurances that those relationships will continue indefinitely or that strategies for these companies will not change, possibly impacting our business.

International. We utilize a network of independent distributors to sell our products internationally. The distributor agreements specify territory, terms, products and minimum sales and can be terminated by both sides as agreed in the contract. While we do not consider any single distributor arrangement to be material to our business, we might not be able to replace existing distributors on a timely basis if present relationships are terminated. Further, we might not be able to make arrangements with new distributors to access new international markets and both current and future distributors might not be successful in actively and effectively marketing our products. We have branch offices in France and the United Kingdom which are staffed with a sales manager and an office manager, respectively. We also utilize our own direct sales and marketing force, as well as sales agents, to sell and promote our products in France. We feel this favorably impacts distributor relationships and European service needs in a shorter response time and assists in promotion of our products in Europe. In the fourth quarter of 2005, we terminated our agreements with our Armenian and German distributors. The German distributor is contesting the termination, and while we believe its claim is without merit, we cannot, at this time estimate the costs we may incur in enforcing this termination or the impact on our revenue.

No assurance can be given that either we or our distributors can successfully sell the EP-WorkMate® integrated with RPM™, ViewMate® or ALERT® CS/RA Systems or other products in Europe or elsewhere on terms acceptable to us, or at all. Foreign sales are subject to certain significant risks, including exchange rate fluctuations, local medical reimbursement issues, duties, tariffs and taxes, import restrictions, United States export control licensing requirements and related restrictions, laws and regulations, and other regulations, each of which could have a material adverse impact on our business, financial condition and results of operations.

Customers

We sell our products directly to medical institutions and physicians in the United States and France which then bill various third-party payers, such as government programs and private insurance plans. See the Section entitled “Third-Party Reimbursement.” Outside of the United States and France we sell to a network of distributors. Our distributors are located in Europe, the Middle East and Asia. We derived approximately $3,752,000, $3,618,000 and $4,081,000 of our revenues in 2005, 2004 and 2003, respectively, from customers located in countries other than the United States.

Manufacturing and Sources of Supply

We assemble and test our products at our West Berlin, New Jersey facility, which is certified to the ISO-13485 Quality System Standard that is recognized by the regulatory bodies in the European Union, Canada and other countries. Although we believe that we have sufficient capacity to satisfy our current manufacturing needs, we have no experience in large-scale manufacturing and there can be no assurance that we would be successful in manufacturing products in significant volume. Certain critical components of our products are obtained from outside sources, such as computers, high-resolution monitors and laser printers that are typically available from more than one vendor. We also rely on third-party sources to manufacture critical components for the EP-4™ Stimulators, ViewMate® and its ViewFlex™ catheter,

ALERT® Companion, EP-WorkMate® and RPM™ Navigation System. Any interruption in the supply of such products or components would have a material adverse effect on our ability to deliver those products or the products in which such components are used and could materially adversely impact our sales and gross margins. If any interruption were to occur, we may not be able to reach an acceptable arrangement with an alternative source of supply on a timely basis, which could have a material adverse effect on our business, results of operations and financial condition. During the first quarter of 2006, we discovered non-conforming material from a supplier of a critical component for our ViewFlex™ catheter. We expect to resolve this issue early in the second quarter of 2006.

Government Regulation

United States

Our West Berlin, New Jersey facility and the quality assurance procedures in effect at that facility are subject to good manufacturing practices (“GMP”) regulations and quality system regulations promulgated by the FDA.

We have market approval from the FDA for the marketing and sale of the EP-WorkMate® and the EP-4™ Stimulator in the United States.

In 2002, we received pre-market approval from the FDA to sell the ALERT® System in the United States. In October of 2003, we received supplemental pre-market approval for the ALERT® Companion II. In the second quarter of 2003, the ALERT® CS/RA was approved for sale in Europe. In May of 2005, we filed a supplemental PMA with the FDA to sell the ALERT® CS/RA catheter set in the United States. In November of 2005, we announced the FDA had requested additional clinical data to support our supplemental filing. We evaluated the FDA’s response, and at this time, due to the cost involved, we will not pursue a clinical trial in the United States.

In the third quarter of 2003, we filed a 510(k) for clearance to sell the EP-WorkMate® integrated with Boston Scientific’s RPM™ RealTime Position Management™ system, and we received market clearance from the FDA.

In the second quarter of 2003, we filed a 510(k) for approval to sell the ViewMate® intracardiac ultrasound system in the United States. We received that approval in the third quarter of 2003. We had already received approval to sell the product line in Europe in the second quarter of 2003.

In March 2004, we received market clearance from the FDA to sell the EP-4™ Computerized Cardiac Stimulator in the United States, and we also received approval to sell the EP-4™ Computerized Cardiac Stimulator in Europe. In addition, we received market clearance from the FDA for our line of steerable diagnostic catheters.

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

Other Regulation

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

Third-Party Reimbursement

In the United States, our products are marketed to medical institutions and physicians that then bill various third-party payers, such as government programs (principally Medicare and Medicaid) and private insurance plans, for the healthcare services provided to their patients using our products. Third-party payers are increasingly challenging the prices charged for medical products and services, and substantial uncertainty exists as to third-party reimbursement for newly approved products. Government agencies, private insurers and other payers generally reimburse medical institutions for medical treatment at a fixed rate per patient or based on the procedures performed. The fixed rate reimbursement is unrelated to the specific devices used in treatment. If a procedure is not covered, payers may deny reimbursement. In addition, some payers may deny reimbursement if they determine that the device used in the treatment was unnecessary, inappropriate or not cost-effective, or if it was experimental or was used for a non-approved indication, even if it has approval from the FDA. Because the amount of the reimbursement is fixed, to the extent a physician uses more expensive devices, the amount of potential profit relating to the procedure is reduced. Accordingly, medical institutions must determine that the clinical benefits of more expensive equipment justify the additional cost. Additionally, even if a procedure is eligible for reimbursement, the level of reimbursement may not be adequate.

Our Viewflex™ intracardiac ultrasound catheter could be considered an expensive catheter and may, depending on the procedure, add significant costs to that procedure. We may be required to economically justify the additional costs of using the Viewflex™ by demonstrating the benefits to healthcare providers and payers in terms of such factors as patient procedural efficiencies, more desirable images, improved patient outcomes and lower overall costs with respect to other methods of visualizing the internal anatomy of the heart.

Procedures in which the ALERT® System has been used in clinical trials have been deemed eligible for Medicare reimbursement. We believe that the medical institutions at which clinical trials were performed have submitted their claims for reimbursement. We are not involved in the collection of reimbursement monies and have no knowledge as to the status of payments on reimbursement claims relating to the clinical trials. As reimbursement is made directly to the medical institutions or physicians using our products, we do not monitor reimbursement success. We are not aware of material reimbursement difficulties experienced by medical institutions or physicians to date.

Reimbursement systems in international markets vary significantly by country and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. Many international markets have government managed health care systems that control reimbursement to medical institutions and physicians for new products and procedures. In most markets, there are private insurance systems as well as government managed systems. Market acceptance of our products will depend on the availability and level of reimbursement in targeted international markets. There can be no assurance that our products will obtain reimbursement in any country within a particular time, for a particular time, for a particular amount, or at all.

We believe less-invasive electrophysiology procedures generally provide a more cost-effective overall treatment when compared to conventional drug, surgical, and other treatments. Many hospital administrators and physicians justify the use of our products by the attendant cost saving and clinical benefits that they believe will be derived from the use of our products. However, we cannot provide assurance that these cost-savings and clinical benefit assumptions will, in fact, be realized. Reimbursement for our products is not assured in some international markets under either government or private reimbursement system, and health care providers may not advocate reimbursement for procedures using our products. Failure by hospitals in the United States or in international markets and other users of our products to obtain reimbursement from third-party payers, or changes in government and private third-party payers’ policies toward reimbursement for procedures employing our products, would have a material adverse effect on the Company’s business, financial condition and results of operations. Moreover, we are unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future, or what effect such legislation or regulation would have on the Company.

Political, economic and regulatory influences are subjecting the health care industry in the United States to increased scrutiny. We anticipate that Congress, state legislatures and the private sector will continue to review and assess alternative health care delivery and payment systems. Potential approaches that have been considered include mandated basic health care benefits, controls on health care spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, greater reliance on prospective payment systems, the creation of large insurance purchasing groups, price controls and other fundamental changes to the health care delivery system. Legislative debate is expected to continue in the future, and market forces are expected to demand reduced costs. We cannot predict what impact the adoption of any federal or state health care reform measures, future private sector reform or market forces may have on our business. There can be no assurance that substantial reimbursement will be or will remain available for our products or that, even if reimbursement is available, payers’ reimbursement policies will not adversely affect our ability to sell our products on a profitable basis.

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

In the computerized electrophysiology workstation and electrophysiology stimulator market, our main competitors are Marquette-Prucka (a division of General Electric) and C.R. Bard Inc. For intracardiac ultrasound, we compete with Acuson, a division of Siemens Medical Solutions. For our navigation system, licensed from Boston Scientific Corporation, we compete with Biosense Webster, Inc. (a subsidiary of Johnson & Johnson) and St. Jude Medical, Inc. Our primary competitors in the production of catheters and disposable accessories are C.R. Bard Inc., EP Technologies, Inc. (a subsidiary of Boston Scientific Corporation), Medtronic, Inc., Biosense Webster, Inc. and Daig Corporation (a subsidiary of St. Jude Medical, Inc.).

Many of our competitors have substantially greater financial and other resources, larger research and development staffs, and more experience and capabilities in conducting research and development, testing products in clinical trials and manufacturing, marketing and distributing products than we do. Competitors may develop newer and more effective technologies than we do, bring products to market before we do and introduce products that are more effective than our new or existing products. In addition, competitive products may be manufactured and marketed more successfully than our products. Our business will depend upon our ability to remain competitive with other developers of such medical devices and therapies.

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

Employees

At December 31, 2005, EP Med had 85 full-time employees and one part-time employee, of whom 19 were dedicated to manufacturing and logistics, 16 represented executive management and administration, 33 were engaged in sales, marketing, clinical applications and customer service, and 17 were engaged in research and development, regulatory affairs, and quality assurance. We believe our employee relations are satisfactory.

Item 1A.	Risk Factors

In addition to the other information set forth in this annual report, you should carefully consider the following factors that could materially affect our business, financial condition or future results. The risks and uncertainties described below are not the only risks and uncertainties that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also impair our business, financial condition and results of operations.

Risks Related to Our Business

We have a history of operating losses and expect future operating losses.

We were incorporated in January 1993 and completed the initial public offering of our common stock in June 1996. We have incurred substantial operating losses in each year since our incorporation.

At December 31, 2005, we had an accumulated deficit of approximately $48.3 million. Our net sales revenue of $16.7 million, less cost of sales, did not cover our operating expenses of approximately $16.2 million for the year ended December 31, 2005. At December 31, 2004, we had an accumulated deficit of approximately $42.6 million. Our net sales revenue of $16.4 million, less cost of sales, did not cover our operating expenses of approximately $13.9 million for the year ended December 31, 2004. We expect that our operating expenses will continue to exceed our revenues, and as such, we will likely continue to incur operating losses unless and until revenue from newer products covers our costs.

We may need additional funds to support our operations and we may need to reduce our operations, sell stock or assets, or merge with another entity to continue our operations.

Our operations to date have consumed substantial capital resources, and we will continue to expend substantial and increasing amounts of capital for research, product development and testing to establish commercial-scale manufacturing capabilities, and to market potential and approved products. Our future capital requirements will depend on many factors, including:

•	continued scientific progress in our research and development programs;

•	the size and complexity of our research and development programs;

•	the scope and results of testing and trials of our products;

•	the time and costs involved in applying for regulatory approvals;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

•	competing technological and market developments;

•	our ability to establish and maintain collaborative research and development arrangements;

•	the cost of manufacturing scale-up and product commercialization;

•	our ability to create an effective sales channel for our products; and

•	the costs of being a public company.

We may need to raise additional funds in order to satisfy these and other future capital requirements. If we are not able to do so, we may not be able to fund our future operations. We expect that our existing capital resources, including the capital previously raised through the sale of common stock and the issuance of convertible notes under our existing revolving credit facility, will be sufficient to fund our activities as currently planned through the end of the first quarter of 2007. However, in the event our sales do not meet budgeted amounts, our capital expenditures increase over our estimates, we are unable to convert our outstanding notes into shares of our common stock and/or we are unable to borrow additional funds under our existing revolving credit facility, it is likely that we will need additional financing sooner than currently expected. In the future, it is possible that we will not have adequate resources to support our business activities.

We may seek additional funding, including public and private financings. Our choice of financing alternatives may vary from time to time depending upon various factors, including the market price of our securities, conditions in the financial markets, and the interest of other entities in strategic transactions with us. There can be no guarantee that additional financing will be available on acceptable terms, whether through borrowings, collaborative arrangement, issuance of securities, or otherwise. If adequate funds are not available, we may be required to delay, scale back or eliminate one or more of our research and development programs or other initiatives. We may also need to obtain funds through arrangements with collaborative partners or others that require us to relinquish rights to certain technologies or potential products. Any such delay, scale back, partnership or similar arrangement could have a negative impact on our ability to develop products, or to achieve profitability if our products are brought to market. If additional financing is not available to us on acceptable terms, or at all, it would have a material adverse effect on our business, financial condition, prospects and results of operations.

We may need to establish collaborative agreements, and this could have a negative effect on our freedom to operate our business, fund new product development or profit fully from sales of our products.

We may seek to collaborate with other medical device companies to gain access to their research and development, manufacturing, marketing, distribution capabilities and financial resources. However, we may not be able to negotiate arrangements with any collaborative partners on acceptable terms. Any collaborative relationships that we enter into may include restrictions on our freedom to operate our business or to profit fully from the sales of our products.

Once a collaborative arrangement is established, our partner may discontinue its funding of any particular program or may, either alone or with others, pursue alternative technologies for the medical conditions our products are intended to treat. If a partner were to develop, or to establish an economic interest in, a competing product, such partner may withdraw financial or technological resources from the development of our collaborative product or technology.

Without collaborative arrangements, we must fund our own research and development activities, accelerating the depletion of our capital and requiring us to develop our own marketing capabilities. Therefore, if we are unable to establish and maintain collaborative arrangements on acceptable terms, we could experience a material adverse effect on our ability to develop products and, once developed, to market them successfully.

Our success will depend on continued market acceptance of the EP-WorkMate® and market acceptance of our EP-WorkMate® integrated with RPM™, the EP-4™ Stimulator, the ALERT® System and ViewMate® and other product offerings.

Our ability to increase revenues over the next several years will depend on the continued market acceptance by electrophysiologists of our EP-WorkMate® computerized monitoring and analysis workstation integrated with RPM™, and market acceptance of our ALERT® System and ViewMate® product offerings. Sales of our EP-WorkMate®, its integrated EP-4™ stimulator, and Boston Scientific Corporation’s RPM™ RealTime Position Management™ system accounted for 85%, 89%, and 86% of our sales in the year ended December 31, 2005, 2004, and 2003, respectively. Because the EP-WorkMate® has a list price of approximately $175,000 with an integrated EP-4™ Stimulator, each sale of an EP-WorkMate® represents a relatively large percentage of our net sales.

Acceptance and use of our products by physicians and other clinicians is critical to our success. Physician and clinician acceptance will depend upon, among other things, substantial favorable clinical experience, advantages over alternative treatments, cost effectiveness and favorable reimbursement policies of third-party payors, such as insurance companies, Medicare and other governmental programs. Decreased or flat sales or low market acceptance of our EP-WorkMate® products or low market acceptance of our recently approved products could have a material adverse effect on our business, results of operations and financial condition.

We are primarily engaged in the sale of capital equipment, which is sensitive to fluctuations in our customers’ budgets.

We are primarily engaged in the sale of capital goods and, as a result, are subject to the budgetary cycles of our customers. These cycles can cause fluctuations in our quarterly revenue as our customers manage their capital budgets based on available cash to pay for equipment.

We have limited manufacturing experience and manufacturing capacity, which may affect our ability to produce commercially viable products economically and in sufficient quantities.

Our profitability will depend on our ability to manufacture our products efficiently and economically. We have limited manufacturing experience, particularly with respect to our catheter products. Our failure to obtain efficiency in our manufacturing processes will affect our profitability and could have a material adverse effect on our business, results of operations and financial condition.

We have limited experience in manufacturing any of our products in volumes necessary for us to achieve commercial profitability. We may not be able to establish or maintain reliable, high-volume, cost-effective manufacturing capacity, which is critical to our future profitability.

We cannot assure you that we will be able to maintain or establish outsourcing arrangements on acceptable terms. We also cannot assure you that we will be able to successfully manufacture our products in volumes sufficient for us to be profitable or that we can successfully increase our manufacturing capacity.

We depend on third-party sources to manufacture certain of our products and critical components for our products.

We rely on third-party sources to manufacture critical components for the EP-4™ Stimulators, ViewMate® and its ViewFlex™ catheter, ALERT® Companion, EP-WorkMate® and RPM™ Navigation System. Any interruption by these third-party sources in the supply of such products or components would have a material adverse effect on our ability to deliver those products or the products in which such components are used and could materially adversely impact our sales and gross margins. If any interruption were to occur, we may not be able to reach an acceptable arrangement with an alternative source of supply on a timely basis or on acceptable terms. Our failure to find alternative manufacturing sources could have a material adverse effect on our business, results of operations and financial condition. During the first quarter of 2006, we discovered non-conforming material from a supplier of a critical component for our ViewFlex™ catheter. We expect to resolve this issue in the second quarter of 2006.

Our success depends in part on our ability to keep pace with technological developments and marketplace changes.

The electrophysiology market is characterized by rapidly changing technology, new products and dynamic industry standards. Accordingly, our ability to compete depends on our ability to develop new products and improve existing products to keep pace with technological and marketplace changes. The research and development necessary for new products and for product refinements can take longer and require greater expenditures than we expect, and our efforts may not be successful. Moreover, any new products or refinements to existing products may not be accepted by physicians or patients. If we are unable to successfully respond to technological developments or changes in the marketplace in which we compete, our business, financial condition and prospects may be materially adversely affected.

Our patents and proprietary rights might not provide sufficient intellectual property protection for our products.

Our success and ability to compete effectively in the electrophysiology marketplace depends on our ability to protect our patents, proprietary technology and other intellectual property. We have acquired, and will seek to acquire, patents in the United States and certain foreign countries. We also have entered into license agreements to obtain rights, including patent rights, of third parties that we consider important to our business. We cannot assure you that patents will be issued on our patent applications and applications for which we have acquired licenses. Further, if pending or future patents are issued, they may not be sufficient to provide us with meaningful protection or a commercial advantage. Additionally, patents we hold or may hold in the future may be challenged, invalidated or circumvented. Moreover, our competitors, many of whom have substantial resources and have made substantial investments in competing technologies, may presently have or may seek patents that will prevent, limit or interfere with our ability to make, use or sell our products in the United States and other countries.

In addition to patents, we rely on a combination of trade secrets, copyrights and trademarks to protect our intellectual property rights. For example, our software (which is an integrated component in the EP-WorkMate® and EP-4™ Stimulator) is copyrighted; however, existing copyright laws offer only limited practical protection from misappropriation. As a result, our competitors may independently develop substantially equivalent proprietary technology.

If we are unable to pay royalties, we may lose our rights to use certain important technology.

We have entered into several technology and licensing agreements which require us to pay royalties, including, in some cases, minimum annual royalties. If we do not pay these royalties, we may be in breach of our technology agreements and could lose the rights granted to us under these agreements. The loss of these rights would affect our ability to make, market and sell the ALERT® product line and the RPM™ product line, which could have a material adverse affect on our business, results of operations, financial condition and prospects.

Intellectual property litigation could harm our business.

We operate in an industry that is susceptible to significant patent and intellectual property litigation and, in recent years, it has been common for companies in the medical device field to aggressively challenge the rights of other companies to prevent the marketing of new devices. We may have to defend against third party intellectual property claims or initiate litigation against third parties that are infringing on our patents or other intellectual property rights. The result of such litigation could cause us to cancel or delay shipments of any products found to be employing another party’s intellectual property rights, require us to develop alternative technology or require us to enter into costly royalty or licensing agreements. Further, if necessary licenses are not available to us on satisfactory terms, we may not be able to redesign our products or processes to avoid any alleged infringement of a third party’s intellectual property rights. Accordingly, we could be prevented from manufacturing and selling some of our products.

Any litigation, with or without merit, to defend against third party patents and other intellectual property claims and litigation initiated by us to protect our patents and other intellectual property rights may be costly for us and time consuming to our management. Such costs may be prohibitive and may affect our ability to defend against or initiate patent and other intellectual property claims. In addition, any litigation of this type might require our management to focus on matters outside of the day-to-day operations of our business. Our inability to defend against any type of intellectual property claim or protect our own intellectual property may have a material adverse effect on our business, results of operations and financial condition.

We face significant competition, and many of our competitors have greater financial, marketing and other resources than we do, which may affect our future success.

The medical device market, particularly in the area of electrophysiology products, is highly competitive and is characterized by rapid product development and technological change. Many of our competitors have access to significantly greater financial, marketing and other resources than we do. The greater resources of our competitors could enable them to develop competing products more quickly so as to make it difficult for us to develop a share of the market for these products. By having greater resources, our competitors may also be able to respond more quickly to technology changes in the marketplace may be able to better market their products and may be able to obtain regulatory approval for products more quickly than we can. Our future success will depend on our ability to remain competitive with other developers of medical devices and therapies.

Third-party reimbursement might be denied, might ultimately be at levels which effectively reduce our prices, or might be unavailable for some of our products, resulting in a reduction in revenue from the sale of our products.

Our products are generally purchased by physicians or medical institutions. In the United States, third-party payors, such as Medicare, Medicaid and private insurers, are billed for the healthcare services provided to patients using those products. Similar reimbursement arrangements exist in several European countries. Third-party payors are increasingly challenging the prices charged for medical products and services and are putting pressure on medical equipment suppliers to reduce prices. Initiatives to limit the growth of healthcare costs, including price regulation, are also underway in several countries in which we do business. Implementation of healthcare reforms in the United States and other countries may limit the price of, or the level at which, reimbursement is provided for our products and adversely affect both our pricing flexibility and the demand for our products.

Certain procedures involving the EP-WorkMate®, our EP-3™ Stimulator, our EP-4™ Stimulator, our integrated RPM™ Navigation technology, our ALERT® System product line and our ViewFlex™ catheters currently are eligible for reimbursement at varying levels, some of which will need to increase for us to continue to increase revenues. Maintaining and increasing levels of third-party payor reimbursement will likely be tied to economic benefits realized through use of our products and patient outcomes and resulting market acceptance of those products. We cannot assure you that significant economic benefits from the use of our products can or will be realized or that patient outcomes from the use of our products will be significantly improved. In addition, changes in FDA regulations or in third-party payor policies could limit or reduce reimbursement or make reimbursement unavailable for procedures using our products. In any of those events, or if third-party reimbursement does not become available for products we may develop in the future, our business, results of operations and financial condition could be materially adversely affected.

The success of our business is dependent on our key personnel and the loss of any of these personnel could have a material adverse effect on our business, results of operations and financial condition.

The success of our business is dependent, to a significant extent, upon the abilities and continued efforts of our senior management team, including David A. Jenkins, our President, Chief Executive Officer, Chief Operating Officer and Chairman of our Board of Directors and C. Bryan Byrd, our Vice President of Engineering and Manufacturing. Our success also depends upon certain of our research and development and other scientific personnel. None of our other executive officers or key scientific personnel currently has an employment agreement with us. We currently maintain key-man life insurance on Mr. Byrd, but there can be no assurance that this policy will be maintained or renewed. The loss of any of these persons and the inability to quickly attract replacements for these key personnel could have a material adverse effect on our business, results of operations and financial condition. We believe our future success will depend substantially upon our ability to attract and retain highly qualified technical and management personnel. We believe that there is and will continue to be intense competition for qualified personnel in this industry.

We might not be able to attract, manage and retain our sales force and third-party distributors, which may affect our ability to promote and sell our products.

We utilize our own direct sales and marketing force to sell and promote our products in the United States and France. We may not be able to continue to attract, manage and retain a qualified sales and marketing force that can successfully promote our products, which could materially adversely affect our business, results of operations and financial condition.

We generate sales throughout the rest of the world through a network of independent third-party distributors. While we do not consider any single distributor to be material to our business, we might not be able to replace existing distributors on a timely basis, or do so on terms which are commercially reasonable if present relationships are terminated. Further, we might not be able to make arrangements with new distributors to access new international markets. If our current or future distributors are not successful in actively and effectively marketing our products, it could have a material adverse effect on our business and prospects. In the fourth quarter of 2005, we terminated our agreements with our Armenian and German distributors and our relationship with our European sales manager. The German distributor is contesting the termination, and while we believe its claim is without merit, we cannot, at this time, estimate the costs we may incur in enforcing this termination or the impact on our revenue. Our sales in Europe may have been impacted in the fourth quarter of 2005 by the termination of our European sales manager and the termination of these distributor relationships. We believe this decrease in sales in Europe may continue until we are able to replace our European manager and distributors.

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

We may not have sufficient insurance coverage, and we may not be able to obtain sufficient coverage at a reasonable cost. We currently maintain product liability insurance with coverage limits of $5,000,000 per occurrence and $5,000,000 in the aggregate per year. We cannot assure you that this coverage is or will be adequate to cover future claims. This insurance is expensive and may not be available to us in the future. An inability to obtain or maintain product liability insurance at acceptable costs or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of some or all of our products. A successful claim against us or settlement by us in excess of our insurance coverage or our inability to maintain insurance, could have a material adverse effect on our business, results of operations and financial condition.

We are subject to risks associated with sales in multiple countries.

We derive a significant portion of our revenues from sources outside the United States. In 2005, 2004, and 2003, approximately 23%, 22%, and 41%, respectively, of our net sales were derived from sales outside the United States. We expect international sales will continue to represent a significant percentage of our total sales. We sell our products in Europe, Japan, Turkey, Saudi Arabia and China, among others. While we attempt to mitigate risks associated with international sales, as a result of the significant portion of our revenues derived from such international sales, we are subject to associated risks, including:

•	United States export license requirements and unauthorized re-export of our products to non-United States approved jurisdictions, non-compliance with which, or the occurrence of which can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of foreign sales and criminal prosecution, among other things;

•	currency devaluations and fluctuations in currency exchange rates, particularly in Europe in connection with the euro and pounds sterling;

•	imposition of, or increases in, customs duties and other tariffs;

•	inability to definitively determine or satisfy legal requirements;

•	foreign tax laws and potential increased costs associated with overlapping tax structures;

•	inability to effectively enforce contract or legal rights;

•	inability to obtain complete financial, end-user and other information under local legal, judicial, regulatory, disclosure and other systems or from foreign distributors;

•	unexpected changes in regulatory requirements;

•	nationalization and other risks, which could result from a change in government or other political, social or economic instability;

•	extended collection periods for accounts receivable;

•	potentially inadequate protections of intellectual property rights;

•	restrictions on repatriation of earnings; and

•	the effects of terrorism, wars or other geopolitical events which, directly or indirectly, impact the demands for products manufactured or sold by United States companies or the global economy generally.

These risks could have a material adverse effect on our ability to maintain and expand foreign sales. Our failure to maintain and expand foreign sales would have a material adverse effect on our business, results of operations and financial condition.

Our export controls may not be adequate to ensure compliance with United States export laws, especially when we sell our products to distributors over which we have limited control.

The United States government has declared an embargo that restricts the export of products and services to a number of countries, including Iran, Syria, Sudan and Cuba, for a variety of reasons, including the support by these countries of terrorism. We sell our products through distributors in Europe, Asia and the Middle East, and in such circumstances, the distributor is responsible for interacting with the end user of our products, including to assist in the set up of any products purchased by such end user. In order to comply with United States export laws, we have instituted export controls including training for our personnel in export restrictions and requirements, appointing an export control officer to oversee our export procedures, executing agreements with our distributors that include defining their territory for sale and requirements pertaining to United States export laws, obtaining end user information from our distributors and screening it to restricted party lists maintained by the United States government. While we believe that these procedures are adequate to prevent the export or re-export of our products into countries under embargo by the United States government, we cannot assure you that our products will not be exported or re-exported by our distributors into such restricted countries. In particular, our control over what our distributors do with our products is necessarily limited, and we cannot assure you that they will not sell our products to an end user in a country in violation of United States export laws. Any violation of United States export regulations could result in substantial legal, consulting and accounting costs, and significant fines and/or criminal penalties. In the event that our products are exported to countries under a United States trade embargo in violation of applicable United States export laws and regulations, such violations, costs and penalties or other actions that could be taken against us could adversely affect our reputation and/or have an adverse effect on our business, financial condition, prospects or results of operations.

We have sold and may continue to sell, with a license, our products into countries that are under embargo by the United States and as a result have incurred and may continue to incur significant legal, consulting and accounting fees and may place our Company’s reputation at risk.

United States export laws permit the sale of medical products to certain countries under embargo by the United States government if the seller of such products obtains a license to do so, which requirements are in place because the United States has designated such countries as state sponsors of terrorism. Certain of our products have been sold in Syria under license through a distribution agreement with an independent distributor. In addition, certain of our products were distributed in Iran without United States governmental authorization. The aggregate revenue generated by sales of our products into Syria and Iran have been immaterial to our business and results of operations.

We may continue to supply medical devices to Syria and other countries that are under embargo by the United States government upon obtaining all necessary licenses. We do not believe, however, that our sales into such countries will be material to our business or results of operations. There are risks we face in selling to countries under United States embargo, including, but not limited to, possible damage to our reputation for sales to countries that are deemed to support terrorism, and failure of our export controls to limit sales strictly to the terms of the relevant license, which failure may result in civil and criminal penalties. In addition, we may incur significant legal, consulting and accounting costs in ensuring compliance with our export licenses to countries under embargo.

Any damage to our reputation from such sales, failure to comply with the terms of our export licenses or the additional costs we incur in making such sales could have a material adverse impact on our business, financial condition, prospects or results of operations.

Sales of our products into Iran are under investigation by the United States Department of Commerce, and we cannot assure you that such investigation will not result in significant fines or penalties that could have a material adverse effect on the Company’s business, financial condition, prospects, or results of operations.

The United States Department of Commerce has requested certain information relating to, and is conducting an investigation into, certain sales of our products into Iran. In addition, the Commission is conducting an informal inquiry to determine whether there have been violations of certain provisions of the federal securities laws in connection with the Company’s financial and accounting reporting, including relating to disclosures the Company made in its Form 8-K filed with the Commission on August 12, 2005 regarding the ongoing government investigation of sales by the Company of its products into Iran. We are cooperating fully with the federal government in connection with these matters. In addition, the United States Department of Justice, through the United States Attorney’s Office for the District of New Jersey, had also requested certain information and had initiated an investigation into the sales of our products into Iran. In March 2006, the United States Attorney’s Office for the District of New Jersey informed the Company that it will not prosecute the Company in connection with this matter.

Based on the Company’s investigation of these matters to date, management believes that a limited number of the Company’s heart monitor systems were distributed to medical facilities in Iran without United States governmental authorization. We believe the aggregate revenues generated by these transactions were not material to the Company’s cumulative financial results during the period in which the transactions occurred. At this time, we do not have a license to sell products in Iran and have not entered into any agreements with distributors to distribute our products in Iran. We have incurred legal, consulting and accounting expenses associated with the investigations by the United States Department of Justice, Department of Commerce and the Commission, amounting to $911,000 in the third quarter of 2005 and $519,000 in the fourth quarter of 2005. We cannot assure you that the ongoing investigations by the Department of Commerce and the Commission will not result in significant costs, fines or penalties that could have a material adverse effect on our business, financial condition, prospects, or results of operations. See “Item 3. Legal Proceedings” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information regarding these investigations and their effects on us.

Our business and financial condition are subject to various risks and uncertainties arising from domestic and international laws and regulations which may require us to obtain regulatory approvals in order to manufacture and market our products.

United States. In the United States, the development, testing, manufacture, labeling, marketing, promotion and sale of medical devices is regulated principally by the FDA under the Federal Food, Drug and Cosmetic Act. The FDA has broad discretion in enforcing compliance with that statute and its regulations. Our ability to continue to sell our products commercially is subject to continuing FDA oversight of the ongoing design, manufacturing, packaging, labeling, storage and quality of our medical devices. While we believe we are currently in full compliance with the FDA, we are subject to additional inspections by the FDA and cannot assure you that we will be in full compliance during any future FDA inspections, particularly with respect to facilities maintained by any third party with which we have an agreement to manufacture our catheters or components of our other products. Noncompliance can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure to grant pre-market clearance or pre-market approval for devices, withdrawal of manufacturing or marketing approvals and criminal prosecution, any of which could have a material adverse effect on our business, results of operations and financial condition.

We expect to seek FDA approval and approval by a European Notified Body for various products as well as improvements to our current products. Approval of these products and product improvements by the FDA and European Notified Body is based upon, among other things, the results of clinical trials that demonstrate the safety and efficacy of such products. Our failure to obtain regulatory approval or the delay in the approval of these products from either regulatory body could have a material adverse effect on our business results of operations and financial condition.

International. In order for us to market our products in Europe and certain other foreign jurisdictions, we must obtain required regulatory approvals and clearances and otherwise comply with extensive regulations regarding safety and manufacturing processes and quality. These regulations, including the requirements for approvals or clearance to market and the time required for regulatory review, vary from country to country. Foreign countries also often have extensive regulations regarding safety, manufacturing processes and quality that differ from those in the United States and must be met in order to continue sale of a product within that country. We may not be able to obtain regulatory approvals in such countries or we may be required to incur significant costs in obtaining or maintaining our foreign regulatory approvals. Failure to obtain approvals or delays in the receipt of approvals to market our products and/or failure to maintain the approvals we currently have and those which we may receive in the future would have a material adverse effect on our business, results of operations, financial condition and prospects. Presently, we are permitted to sell some of our products in countries that are members of the European Union. However, there can be no assurances that we will be successful in maintaining that permission.

We are subject to new corporate governance requirements, and our costs of compliance with, or our failure to comply with, existing and future requirements could adversely affect our business.

We face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the Commission, the Public Company Accounting Oversight Board and NASDAQ. These laws, rules and regulations continue to evolve and may become increasingly stringent in the future and we expect that our legal and financial compliance costs will increase. We also expect that these new requirements may make it more difficult and expensive for us to obtain director and officer liability insurance. In particular, we may be required to include the management and auditor reports on internal control as part of our annual report for the year ended December 31, 2006, pursuant to Section 404 of the Sarbanes-Oxley Act. We are in the process of evaluating and implementing our internal controls structure to provide reasonable assurance that our public disclosure would be accurate and complete and to help ensure that we will be able to comply with Section 404 of the Sarbanes-Oxley Act. However, due to the inherent limitations of control systems, we cannot assure you that we will be able to fully comply with these laws, rules and regulations. Our failure to comply with these laws, rules and regulations may materially adversely affect our reputation, our financial condition and the value of our securities.

Our operations are subject to environmental, health and safety laws and regulations that could require us to incur material costs.

We are subject to various federal, state, and local environmental protection and health and safety laws and regulations, and we incur costs to comply with those laws. Environmental laws hold current or previous owners or operators of businesses and real property potentially liable for contamination on that property, even if they did not know of and were not responsible for the contamination. Environmental laws may also impose liability on any person who disposes or arranges for the disposal of hazardous substances for contamination at the disposal site, regardless of whether the disposal site is owned or operated by such person. Although we do not currently anticipate that the costs of complying with environmental laws, including costs for remediation of contaminated properties, if any, will be material, we cannot ensure that we will not incur material costs or liabilities in the future due to the discovery of new facts or conditions, the occurrence of new releases of hazardous materials or a change in environmental laws.

Risks Relating to Our Securities and Significant Shareholders

Our principal shareholders have the ability to control us and their interests may conflict with the interests of our other shareholders.

As a result of our prior private placement financings, we have shareholders who hold a large percentage of our outstanding shares of common stock. David A. Jenkins, our President, Chief Executive Officer, Chief Operating Officer and Chairman of our Board of Directors, beneficially owns, either directly or indirectly through entities in which he has ownership, approximately 3,051,684 shares of our common stock, or 10.0% of the outstanding shares of our common stock, assuming currently exercisable warrants held directly or indirectly by him are fully exercised. Abhijeet Lele, one of our directors, beneficially owns, either directly or indirectly through limited partnerships of which he has management control, approximately 2,582,378 shares of our common stock, or 8.5% of the outstanding shares of our common stock, assuming currently exercisable warrants held directly or indirectly by him are fully exercised. To the extent that these shareholders exercise their voting rights in concert, they may have the ability to appoint new management and to control the outcome of matters submitted to a vote of the holders of our common stock. In addition, because our certificate of incorporation does not provide for cumulative voting with respect to election of directors, these shareholders and their affiliates may be able to control the election of members of our Board of Directors. The interests of these equity holders may at times conflict with the interests of our other shareholders.

Our common stock price is volatile and may decline even if our business is doing well.

The market price of our common stock has been, and is likely to continue to be, highly volatile. Market prices for securities of medical device companies, including ours, have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The following factors can have a significant effect on the market price of our common stock:

•	announcements of technological innovations or new products by us or others,

•	clinical trial results,

•	developments concerning agreements with collaborators,

•	government regulation,

•	developments in patent or other proprietary rights,

•	public concern as to the safety of electrophysiology products developed by us or others,

•	future sales of substantial amounts of our common stock by existing shareholders, and

•	comments by securities analysts and general market conditions.

The realization of any of the risks described in these “Risk Factors” could have a negative affect on the market price of our common stock.

Our common stock trades on the NASDAQ Capital Market quotation system. In the future, our common stock may be removed from listing on the NASDAQ Capital Market quotation system and may not qualify for listing on any stock exchange, in which case it may be difficult to find a market in our common stock.

Our common stock trades on the NASDAQ Capital Market. NASDAQ has several requirements for companies to meet for continued listing, including minimum stockholders’ equity. If we fail to demonstrate compliance with all requirements for continued listing on the NASDAQ Capital Market, our common stock could be delisted from the NASDAQ Capital Market. There can be no assurance that we will satisfy the requirements for continued listing on The NASDAQ Capital Market.

If our common stock is no longer traded on The NASDAQ Capital Market, it may be more difficult for holders of our common stock to sell any shares that they own and the price of our common stock may be negatively affected. As a result, there is a risk that holders of our common stock may not be able to obtain accurate price quotes or be able to correctly assess the market price of our common stock. Increases in volatility could also make it more difficult to pledge shares of our common stock as collateral, if holders sought to do so, because a lender might be unable to accurately value our common stock.

If we fail to maintain our listing on the NASDAQ Capital Market for any reason, our common stock will be traded on the NASDAQ Over the Counter Bulletin Board (“OTCBB”) or may be considered a penny stock under regulations of the Commission and trade on the “pink sheets”, each of which would impose additional sales practice requirements on broker-dealers who buy and sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of our common stock and the ability of the holders of our common stock to sell our securities in the secondary market. This also could limit our ability to raise additional financing.

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

Sales of our common stock in the public market, or the perception that such sales could occur, could result in a drop in the market price of our securities and make it more difficult for us to complete future equity financings. We have outstanding the following shares of common stock:

•	Approximately 30,365,238 shares of common stock are either freely tradable in the public markets or are eligible for sale in the public markets.

•	As of March 28, 2006, there is an aggregate of approximately 2,289,208 shares of common stock that may be issued on the exercise of outstanding stock options granted under our 1995 Long Term Incentive Plan, our 1995 Director Option Plan, our 2002 Stock Option Plan, our 2006 Stock Option Plan, our 2006 Director Plan, and other agreements pursuant to which nonqualified options were granted at a weighted average exercise price of $2.83 per share.

•	As of March 28, 2006, there is an aggregate of approximately 1,250,050 shares of common stock that may be issued on the exercise of outstanding warrants.

•	We have in effect a registration statement under the Securities Act registering approximately 477,000 shares of our common stock which may be issued upon conversion of the Laurus Convertible Note. In addition, as a result of the completion of our recent equity financing in March 2006, we will be required to issue an additional 28,000 shares of our common stock upon a conversion of the outstanding balance of the Laurus Convertible Note due to the application of certain anti-dilution provisions contained therein.

We have a number of shareholders that own significant blocks of our common stock. Such concentration of ownership could affect the liquidity of our common stock and have an adverse effect on the price of our common stock. If these shareholders sell large portions of their holdings in a relatively short time, for liquidity or other reasons, the market price of our common stock could drop significantly.

Potential issuance of preferred stock may delay, defer or prevent corporate takeover.

Our Board of Directors has the authority to issue up to 5,000,000 shares of undesignated preferred stock and to determine the rights, preferences, privileges and restrictions of such shares without any further vote or action by the shareholders. Our Board of Directors, without shareholder approval, can issue preferred stock with voting and conversion rights, which could adversely affect the voting power of the holders of our common stock. We have no present intention to issue shares of preferred stock. The potential future issuance of preferred stock under certain circumstances may have the effect of delaying, deferring or preventing a change in control of us or otherwise adversely affecting the rights of the holders of common stock.

Our certificate of incorporation does not provide for cumulative voting, but does provide for a staggered board, which could delay or prevent a change of control.

Our certificate of incorporation does not provide for cumulative voting with respect to the election of directors, but does provide for staggered elections of directors. As a result, shareholders who have large holdings of our common stock may be able to control the election of members of our Board of Directors, which may have the effect of delaying or preventing a change in control of us, including transactions in which our shareholders might otherwise receive a premium for their shares over current market prices. The staggered board provision makes it more difficult for shareholders to change the majority of directors even when the only reason for the change may be the performance of the present directors. Such provisions are applicable to all elections of directors, not only elections occurring after a change in control.

Certain provisions of our by-laws, other agreements, and applicable state laws may have anti-takeover effects.

Our by-laws provide that only our Board of Directors, the Chairman of our Board of Directors or our President may call a special meeting of the shareholders and that shareholders may not take action by written consent without a meeting. These provisions limit the ability of a potential acquirer or shareholders favoring a change of control to act quickly by special meeting or without a meeting.

In the event of a change in control of the Company, the vesting of all options granted pursuant to our 1995 Long Term Incentive Plan, 1995 Director Option Plan, 2002 Stock Option Plan, 2006 Stock Option Plan, 2006 Director Plan and other agreements accelerate immediately prior to such change in control. Currently, approximately 830,000 shares are issuable upon the exercise of vested options and approximately 1,467,000 shares are issuable upon the exercise of unvested options granted pursuant to these plans and agreements.

Section 14A:10A of the New Jersey Business Corporation Act (also known as the “New Jersey Shareholders’ Protection Act”) provides that, with certain exceptions, an “interested stockholder” is prohibited from engaging in a “business combination” with the company for five years following the date the stockholder first became “interested” unless the company’s board approved the particular business combination before the acquirer became an interested stockholder. After five years have elapsed, the interested stockholder may engage in a business combination if certain conditions are met.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

We own and operate a facility comprising approximately 15,000 square feet in West Berlin, New Jersey. The operations of this facility are predominantly manufacturing and assembly of hardware and catheter products. This facility also houses administration, engineering, catheter research and development and warehousing. We also lease an additional 5,000 square feet of space adjacent to our West Berlin, New Jersey facility for customer service, research and development and warehousing at approximately $3,350 per month. At December 31, 2005, the facility owned by us in West Berlin was encumbered by a mortgage securing a convertible note issued by us in a financing transaction.

EP MedSystems UK Ltd. has an office in Kent, England under a lease for approximately 400 square feet effective through June 2006. The lease provides for monthly rental payments of U.S. $940 and is currently on a month-to-month basis. We also lease storage space in the UK on a month-to-month lease with rental payments of $638. In addition,

EP MedSystems France S.A.R.L. leases 300 square feet of office and storage space in Aix en Provence, France. The lease provides for monthly rental payments of U.S. $841. Lastly, we lease office space in Oss, in the Netherlands at approximately U.S. $1,197 per month. All of our leases are subject to yearly CPI increases.

We evaluate our facilities in regular time intervals to insure they are sufficient to meet our expected needs for at least the next twelve months. We believe that our facilities are adequately covered by insurance.

Item 3.	Legal Proceedings.

During the second quarter of 2005, the Company received an Administrative Subpoena from the Bureau of Industry and Security of the United States Department of Commerce (the “Department of Commerce”) seeking production of records and documents relating to the sale and/or export of the Company’s products to Iran and to Syria. In the third quarter of 2005, the Company was informed that the United States Attorney’s Office for the District of New Jersey had commenced a criminal investigation into the same matter. In March 2006, the United States Attorney’s Office informed the Company that it will not prosecute the Company in connection with this matter.

In a letter dated August 16, 2005, the Company was informed by the Philadelphia District Office of the Securities and Exchange Commission (the “SEC District Office”) that the Commission is conducting a confidential, informal inquiry to determine whether there have been violations of certain provisions of the federal securities laws in connection with the Company’s financial and accounting reporting, including relating to disclosures the Company made in its Form 8-K filed with the Commission on August 12, 2005 regarding ongoing government investigations of sales by the Company of its products to Iran.

The Company is cooperating fully with the federal government in connection with these matters.

Based on the Company’s investigation of these matters to date, management believes that a limited number of the Company’s heart monitor systems were distributed to medical facilities in Iran without United States governmental authorization. We believe the aggregate revenues generated by these transactions were not material to the Company’s cumulative financial results during the period in which such transactions occurred, and the Company has taken steps to implement certain control procedures designed to prevent the Company’s products or services from being provided to any foreign countries in violation of applicable law.

The fact that certain of the Company’s heart monitor systems were distributed to medical facilities in Iran without United States government authorization was voluntarily disclosed by the Company in 2003 to the Department of Commerce and to the Office of Foreign Assets Control of the United States Treasury Department. The federal government is also investigating the accuracy and completeness of those voluntary disclosures.

Separately, the Audit Committee of the Company’s Board of Directors is conducting an independent investigation into these matters and has retained outside counsel to assist it. In the third quarter of 2005, the Company incurred approximately $911,000 in legal, consulting and accounting expenses associated with the governmental and Audit Committee investigations. Additional amounts in the third quarter over previously estimated costs were associated with the additional resource requirement for the Commission’s inquiry, additional document review, additional interviews and the termination of Reinhard Schmidt, our former President, Chief Executive Officer and Chief Operating Officer. In the fourth quarter, the Company incurred $474,000 in legal, consulting and accounting expenses associated with the governmental and Audit Committee investigations and $45,000 associated with the Company’s defense and negotiations with the government. Management currently estimates that additional legal fees and other expenses to be incurred by the Company in connection with the investigation by the Audit Committee may be in excess of $75,000 but cannot predict whether such fees and other expenses will be significantly higher. This estimate does not include any costs associated with the defense of the Company or negotiation with the various governmental entities to resolve these outstanding issues as these costs are not estimable but may have a material impact on the Company’s results of operations and financial condition.

Violations of applicable law may result in civil, administrative or criminal fines or penalties, but due primarily to the ongoing nature of the investigations referred to above, it is not possible at this time to predict the outcome of these investigations or the impact of costs of ultimately resolving this matter on our results of operations or financial condition. However, any fees or expenses or any fines or penalties which might be incurred by the Company in connection with these matters may have a material impact on the Company’s results of operations and financial condition. The Company has made no provision for any future costs associated with the investigations or any costs associated with the Company’s defense or negotiations with the various governmental entities to resolve these outstanding issues.

In November 2005, the Company met with various governmental agencies to review the results of the investigation. Since that time there have been numerous conversations and meetings with various governmental agencies with which we have been cooperating fully, but we cannot predict when we will have a resolution to these outstanding issues.

On October 9, 2005, the Board of Directors terminated Reinhard Schmidt’s employment as its President, Chief Executive Officer and Chief Operating Officer for cause. Mr. Schmidt’s termination resulted from his certification and authorization of statements to the Department of Commerce, some of which the Audit Committee has determined in its independent investigation to have been inaccurate or incomplete. Mr. Schmidt’s termination was not a result of the discovery of any financial or accounting irregularity by the investigation. Pursuant to Mr. Schmidt’s employment agreement, his position as a director of the Company ceased upon the termination of his employment.

At this time, Mr. Schmidt has not contested this termination, but it is possible he could contest it at a later time. The likelihood of such a contest, if any, or results of any arbitration or adjudication, cannot be estimated at this time.

In the fourth quarter of 2005, we terminated our agreements with our Armenian and German distributors. The German distributor is contesting the termination, and while we believe its claim is without merit, we cannot, at this time estimate the costs we may incur in enforcing this termination or the impact on our revenue.

Item 4.	Submission of Matters to a Vote of Security Holders.

We held our Annual Meeting of Shareholders on December 22, 2005. The following were the matters voted upon at the meeting:

1. Election of Directors.

Richard Williams was elected to serve as director at the Annual Meeting. The number of votes cast for and withheld from the director are as follows:

	Number of Votes
	For	Against	Withheld	Abstentions	Broker Non- Votes
Richard Williams	12,976,957	—	392,889	—	—

Paul L. Ray, David A. Jenkins, and Abhijeet Lele continued as directors after the meeting.

2. Approval of our 2006 Stock Option Plan. Our 1995 Long Term Incentive Plan terminated in November 2005.

	Number of Votes
	For	Against	Withheld	Abstentions	Broker Non- Votes
Approval of 2006 Stock Option Plan	12,598,241	253,275	—	536,150	—

3. Approval of our 2006 Director Stock Option Plan. Our 1995 Director Stock Option Plan terminated in November 2005.

	Number of Votes
	For	Against	Withheld	Abstentions	Broker Non- Votes
Approval of 2006 Director Stock Option Plan	12,279,953	541,143	—	54,150	—

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Until March 28, 2003, our common stock was listed and traded on the NASDAQ National Market under the trading symbol “EPMD”. Since March 28, 2003, our common stock has been listed and traded on the NASDAQ Capital Market.

The following table sets forth the high and low sale prices for our common stock for the periods indicated.

Period	High	Low
2004
First Quarter	$3.45	$2.95
Second Quarter	$3.50	$2.87
Third Quarter	$3.32	$2.15
Fourth Quarter	$3.92	$2.51

2005
First Quarter	$3.82	$2.99
Second Quarter	$3.30	$2.49
Third Quarter	$3.62	$2.60
Fourth Quarter	$3.04	$2.28

Holders

As of March 28, 2006, there were approximately 80 registered holders of record of our common stock. This number excludes individual shareholders holding stock under nominee security position listings because many of such shares are held by brokers and other institutions on behalf of shareholders. As a result, we are unable to estimate the total number of shareholders represented by these record holders, but we believe that the amount is in excess of 400.

Dividend Policy

Historically, we have not paid any dividends to our shareholders, and we do not expect to pay any dividends in the foreseeable future.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2005, information about outstanding options and rights to purchase our common stock granted to participants in our equity compensation plans and the number of shares of our common stock remaining available for issuance under such equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity compensation Plans (Excluding Securities Reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	2,041,708	$2.83	1,963,500
Equity compensation plans not approved by security holders (2)	255,000	$2.91	—

Total	2,296,708	$2.83	1,963,500

(1)	Consists of EP Med’s (i) 1995 Long Term Incentive Plan, (ii) 1995 Director Option Plan, (iii) 2002 Stock Option Plan, (iv) 2006 Stock Option Plan, and (v) 2006 Directors Stock Option Plan.

(2)	These compensation plans or arrangements consist of options approved by our Board of Directors and granted to certain employees, directors and outside consultants from time to time to incentivize such persons in connection with EP Med’s business.

For a description of the 1995 Long Term Incentive Plan, 1995 Director Option Plan, and 2002 Stock Option Plan, see “Item 10. – Executive Compensation – Compensation Plans and Other Arrangements.”

Sales of Unregistered Securities

On March 27, 2006, the Company completed a $10,000,000 private placement of its common stock to a number of accredited investors. The Company issued 3.78 million shares of its common stock at a purchase price of $2.25 per share. In addition, FatBoy Capital, LP purchased approximately 617,000 shares of common stock at a price of $2.43 per share in accordance with NASDAQ marketplace rules. David Jenkins, the Company’s President, Chief Executive Officer, Chief Operating Officer and Chairman is a majority member of FatBoy Capital’s general partner. In connection with this transaction, certain anti-dilution provisions of the Laurus Convertible Note resulted in a reduction of the conversion price of that note from $4.20 to $3.96. As a result, the number of shares of our common stock we will be required to issue upon conversion of the Laurus Convertible note increased by 28,000 to a total of 505,000.

During 2005, three additional options to purchase shares of the Company’s common stock were issued to our senior medical advisor in the amounts of 40,000, 40,000 and 100,000 shares of common stock, respectively, on which the exercise price of the options was the fair market value of the Company’s common stock on the date of the grant. With respect to the two 40,000 option issuances, they vest in equal installments over three years and the Company expensed the fair value of the options measured using the Black-Scholes option pricing model for each grant as follows: risk free rate of 3.77% and 4.33%; 10 year live, and volatility percentage of 77.98% and 81.1%. The issuance of an option in the amount of 100,000 shares of the Company’s common stock did not meet the criteria for expensing in 2005 and vests from the date of issuance through March 31, 2006 with the receipt by the Company of provisional patent applications.

On October 11, 2005, EP Med granted David A. Jenkins, our President, Chief Executive Officer, Chief Operating Officer and Chairman of the Board of Directors, a nonqualified stock option to purchase 200,000 shares of common stock; 100,000 shares of common stock pursuant to the 1995 Long term Incentive Plan, and 100,000 shares of common stock pursuant to the 2002 Stock Option Plan, at an exercise price of $2.67 per share. On October 21, 2005, upon approval by the Board of Directors subject to approval by the Company’s shareholders of the 2006 Stock Option Plan, EP Med granted Mr. Jenkins a nonqualified stock option to purchase 200,000 shares of common stock pursuant to the 2006 Stock Option Plan at an exercise price of $2.90. The options vest one-third immediately and one-third each year, subject to acceleration upon a change of control (as defined) of the Company, and have a term of 10 years.

On August 31, 2005, David A. Jenkins exercised an option to purchase 96,000 share of common stock at an exercise price of $2.00. The price of EP Med’s common stock on August 31, 2005 was $2.86.

On July 11, 2005, EP Med granted John Huley, our Vice President, Sales, an incentive stock option to purchase 20,000 shares of common stock pursuant to the 2002 Stock Option Plan at an exercise price of $3.62. On October 31, 2005, EP Med granted Mr. Huley an incentive stock option to purchase 20,000 shares of common stock pursuant to the 2002 Stock Option Plan at an exercise price of $2.85. The options vest over 5 years, subject to acceleration upon a change of control (as defined) of the Company, and have a term of 10 years.

On March 2, 2005, EP Med granted Matthew C. Hill, our Chief Financial Officer, an incentive stock option to purchase 15,000 shares of common stock pursuant to the 2002 Stock Option Plan at an exercise price of $3.73 per share. The options vest over 5 years, subject to acceleration upon a change of control (as defined) of the Company, and have a term of 10 years.

On March 2, 2005, EP Med granted C. Bryan Byrd, our Vice President, Engineering and Manufacturing, an incentive stock option to purchase 9,000 shares of common stock pursuant to the 2002 Stock Option Plan at an exercise price of $3.73 per share. The options vest over 5 years, subject to acceleration upon a change of control (as defined) of the Company, and have a term of 10 years. On May 12, 2005, EP Med granted Mr. Byrd an incentive stock option to purchase 3,000 shares of common stock pursuant to the 2002 Stock Option Plan at an exercise price of $3.03. The options vest over 5 years, subject to acceleration upon a change of control (as defined) of the Company, and have a term of 10 years.

Item 6.	Selected Financial Data.

The information below was derived from our Consolidated Financial Statements included in this report and in reports we have previously filed with the Commission. This information should be read together with those financial statements and the Notes to the Consolidated Financial Statements. For more information regarding this financial data, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” section also included in this report.

Statement of Operations Data:

	Year ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except share information)
Revenues:
Net sales	$16,669	$16,368	$10,003	$12,420	$9,933
Cost of revenues:
Cost of products sold	6,420	6,663	4,763	5,708	4,652

Gross Profit	10,249	9,705	5,240	6,712	5,281
Sales and marketing expenses	8,485	8,346	5,563	4,975	4,789
Research and development expenses	2,374	2,470	2,566	3,289	2,521
General and administrative expenses	5,397	3,034	2,566	2,604	2,237
Offering costs	—	—	—	1,119	—
Mortgage conversion expense	—	—	222	—	—

Loss from operations	(6,007)	(4,145)	(5,677)	(5,275)	(4,266)
Interest expense	(256)	(210)	(485)	(231)	(298)
Debt conversion interest expense	—	(582)	(1,000)	—	—
Change in valuation of warrants	—	—	(211)	—	—
Interest and other income	200	66	26	20	—

Loss before income tax benefit	(6,063)	(4,871)	(7,347)	(5,486)	(4,564)
Income tax benefit	290	461	398	438	475

Net loss	$(5,773)	$(4,410)	$(6,949)	$(5,048)	$(4,089)
Basic and diluted loss per share	$(.22)	$(.19)	$(.38)	$(.34)	$(.31)

Weighted average number of shares outstanding	25,802	23,515	18,378	14,849	13,403

	December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Balance Sheet Data (at end of period):
Working capital	$7,758	$12,756	$12,543	$3,860	$6,815
Intangible assets, net	$532	$500	$355	$358	$378
Total assets	$15,131	$20,003	$21,661	$10,928	$12,148
Long-term debt, including current maturities	$1,980	$1,959	$5,647	$3,950	$3,636
Stockholders’ equity	$8,353	$13,351	$11,626	$1,703	$5,689

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except for historical information, the following Management’s Discussion and Analysis contains forward-looking statements based upon current expectations that involve certain risks and uncertainties. Forward-looking statements include the words “plans,” “expects,” “aims,” “believes,” “projects,” “anticipates,” “intends,” “will,” “should,” “could” and other expressions that indicate future events and trends. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s estimates of future results or trends. Although we believe that the plans and objectives reflected in or suggested by such forward-looking statements are reasonable, such plans or objectives may not be achieved. Our actual results could differ materially from those reflected in these forward-looking statements as a result of certain factors that include, but are not limited to, the risks discussed in the section of this annual report entitled “Item 7. Risk Factors.” Please see the statements contained under the Section entitled “Cautionary Statement Regarding Forward-Looking Statements” above.

Overview

The Company was incorporated in January 1993 and operates in a single industry segment. We develop, manufacture, market and sell a line of products for the cardiac rhythm management, or electrophysiology (EP), market used to diagnose, monitor, visualize and treat irregular heartbeats known as arrhythmias. Since our inception, we have acquired technology and marketing rights, have developed new products and have begun marketing various electrophysiology products, including our EP-WorkMate® computerized electrophysiology workstation, the RPM™ RealTime Position Management™ navigation technology, our EP-4™ Computerized Cardiac Stimulator, diagnostic electrophysiology catheters (including our unique one-piece catheter), ViewMate® intracardiac ultrasound catheter system and related disposable supplies and our ALERT® System (including the ALERT® Companion II and ALERT® family of internal cardioversion catheters

Our core diagnostic product is the EP-WorkMate®, a computerized electrophysiology workstation that monitors displays and stores cardiac electrical activity and arrhythmia data. The EP-WorkMate® offers, among other features, display and storage of up to 192 intracardiac signals, real-time diagnosis, analysis and integration with our own proprietary systems, such as our EP-4™ Stimulator, as well as with those of market leaders, such as Boston Scientific Corporations’ RPM™ RealTime Position Management™ navigation system, Philips Medical Systems’ Allura x-ray system and with other technologies and systems. Late in the third quarter of 2003, we received FDA market clearance to sell the EP-WorkMate® integrated with RPM™ RealTime Position Management™ System. This approval was the culmination of a strategic joint development project between Boston Scientific Corporation and EP Med. It is the only EP recording system on the market to integrate advanced recording and stimulation with anatomic modeling, advanced mapping and 3-D navigation features, allowing electrophysiology studies to be more efficient and user friendly. The EP-4™ Stimulator is a computerized signal generator and processor which, when integrated with the EP-WorkMate®, is used to stimulate the heart with electrical impulses in order to locate arrhythmia. During 2005, the EP-WorkMate®, the RPM™ RealTime Position Management™ System and the EP-4™ Stimulator accounted for approximately 85% of our total sales. We also market a line of diagnostic electrophysiology catheters for stimulation and sensing of electrical signals during electrophysiology studies, which represented approximately 2% of our total sales revenues in 2005.

We have also developed the ViewMate® intracardiac ultrasound catheter system including the ViewMate® ultrasound imaging console and ViewFlexTM intracardiac imaging catheters. These products offer high-resolution, real-time ultrasound capability designed to improve a physician’s or clinician’s ability to visualize inside the chambers of the heart. We believe the ViewMate® Ultrasound System may play an important role for a broad range of potential applications in electrophysiology and cardiology. Sales of the ViewMate® system and related ViewFlex™ catheters accounted for approximately 10% of our total sales revenues in 2005.

We have also developed a product for the treatment of atrial fibrillation known as the ALERT® System, which uses a patented electrode catheter to deliver measured, variable, low-energy electrical impulses directly to the inside of the heart to convert atrial fibrillation to a normal heart rhythm. We have obtained Class III Design Examination Certification from a European Notified Body allowing us to label the ALERT® System with a CE Mark, an international symbol of adherence to quality assurance standards, design reviews and hazard analysis, which permits us to sell the ALERT® System in the European Community. Sales of the ALERT® System and related catheters accounted for approximately 3% of our total sales revenues in 2005.

Critical Accounting Policies

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The Commission indicated that a critical accounting policy is one which is important to the portrayal of the company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Note 2 of our Notes to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. In addition, Financial Reporting Release No. 61 requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. The information provided below describing our debt and future commitments is provided to facilitate a review of our liquidity and capital resources. The following is a brief discussion of the more significant accounting policies and methods used by us.

General

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The primary estimates used by management are in the determination of the allowance for doubtful accounts, inventory obsolescence reserve and warranty reserve. Although these estimates are based upon management’s knowledge of current events, the estimates may ultimately differ from actual results.

Revenue Recognition

We ship products to our customers based on FOB shipping point and, as such, recognize product sales on the date of shipment. Installation of the products is considered perfunctory. Payments received in advance of shipment of product are deferred until such products are shipped. We do not have royalty agreements that result in revenue to EP Med and we do not provide distributors or end-users with a general right to return products purchased.

We have three sales channels: Direct sales to customers, sales to independent distributors, and sales to alliance partners. Our products do not require “installation” in the traditional sense, but the EP-WorkMate® does require a set up. For distributors, the distributor is responsible for all set-up of all electronic hardware products, and we have no obligation after shipment of products to the distributors. For direct sales, while the customer can perform the set-up on its own, EP Med personnel generally will assist customers in this process. The set-up process, which takes approximately 1-2 hours to complete, is usually performed shortly after shipment and primarily consists of assembling the workstation cart and plugging in the monitors, printer, isolation transformer, and the EP-4™ Stimulator to the main computer. This process does not impact our standard payment terms. For sales to distributors, payment terms are defined in the distributor agreements as 100% of the purchase price being due 30 to 60 days after shipment. For direct sales, payment terms are agreed in advance of the sale and generally require a 50% deposit prior to shipment, with the balance due 30 to 60 days after shipment.

We provide a standard one-year warranty on all of our products, and in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 5, “Accounting for Contingencies”, we accrue the estimated cost of providing the warranty at the time of sale. The estimates of the future costs are based on historical data.

We also sell various types of warranty contracts to our customers. These contracts range in term from one to five years. Revenue is recognized on these contracts on a straight-line basis over the life of the contract.

Valuation of Accounts Receivable

We continuously monitor customers’ balances, collections and payments, and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. We may request letters of credit from our customers when we believe that there is a significant risk of credit loss. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.

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

Valuation of Goodwill, Intangible Assets, and Other Long-Lived Assets

We assess the impairment of identifiable intangibles, long-lived assets and enterprise level goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

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

A different method for accounting for employee stock option grants is the fair value method. Under the fair value method, a company is required to determine the fair value of options granted to employees based on an option pricing model which incorporates such factors as the current stock price, exercise prices of the options, expected volatility of future movements in the price of the underlying stock, risk-free interest rates, the term of the options and any dividends expected to be paid. The fair value determined under this method is then amortized over the vesting period of the related options. Had we chosen to account for employee stock options using the fair value method, we would have recorded additional stock based compensation expense of approximately $754,000 and $560,000 for the years ended December 31, 2005 and 2004, respectively.

On December 16, 2004 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment, which is an amendment to SFAS No. 123, Accounting for Stock-Based Compensation. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires such transactions to be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements. This new standard is effective beginning in the first fiscal year beginning after June 15, 2005. We will adopt this new standard effective for the first quarter of 2006.

The Company will use the “modified prospective method” upon adoption and therefore not restate prior period results. Under the modified prospective method, awards granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123R. Unvested equity-classified awards that were granted prior to the effective date should continue to be accounted for in accordance with SFAS 123 except that amounts must be recognized in the consolidated statements of income. The Company has not accelerated or modified the existing stock option plans to eliminate the recording of stock option expense as required by SFAS No. 123R.

The unrecognized compensation expense associated with unvested stock options was approximately $3,094,000 as of December 31, 2005, which will be amortized over an average period of approximately 5 years. The Company’s 2006 fiscal results are expected to include approximately $853,000 of additional pre-tax compensation expense as a result of the adoption of SFAS No. 123R.

Results of Operations.

Results of Operations for the Fiscal Year Ended December 31, 2005 Compared to the Fiscal Year Ended December 31, 2004

The Company had net sales of $16,669,000 for the year ended December 31, 2005 as compared to $16,369,000 for the year ended December 31, 2004. This $300,000 (or 2%) increase was primarily due to a $665,000 increase in sales of our ViewMate® and its ViewFlex™ catheter as we are building our installed base of the units and driving utilization of the catheters, a $356,000 increase in sales of EP-WorkMates® and upgrades and $339,000 increase in parts and warranty contract revenue. The increase in sales of these products in 2005 was offset primarily by approximately $900,000 in lower sales of the WorkMate® integrated with RPM™ and lower sales of our diagnostic catheter products. With lower sales of the integrated product in 2005, we are unsure what impact that will have on 2006 revenue from this product. We had an $829,000 increase in sales in Asia, with the renewed relationship with our Japanese distributor, which was offset by a decrease in sales in Europe. Sales in Europe may have been impacted by the termination of our European Sales Manager and the termination of certain distributor relationships. We believe this decrease in sales in Europe may continue until we are able to replace our European manager and distributors.

Gross profit on sales for the year ended December 31, 2005 was $10,249,000 as compared with $9,706,000 for the same period in 2004. This increase in gross profit as a percentage of sales from 59% to 61% was primarily the result of the regional sales mix in 2005. Sales were lower in Europe where overall margins are lower.

Sales and marketing expenses increased $139,000 (or 2%) to $8,485,000 for the year ended December 31, 2005 as compared to the same period in 2004. This increase was a result of higher compensation and travel costs as a result of additional headcount for the clinical affairs department, marketing department and field applications department of $499,000. There were also additional consulting costs of $85,000 associated with options to purchase common stock of the Company provided to our Senior Medical Advisor. These costs were offset by lower convention expenses of $113,000 as we worked with our strategic partners in the management and attendance at certain conventions. In addition, through better management of customer and demo shipments we experienced a reduction of freight cost of $118,000. We also experienced higher depreciation expense associated with upgrading our demo equipment offset by a reduction of royalty expense associated with lower sales of WorkMate® integrated with RPM™.

        General and administrative expenses increased $2,363,000 (78%) to $5,397,000 for the year ended December 31, 2005 as compared to the same period in 2004. This increase was primarily due to an increase in our legal costs of $1,814,000, which were primarily associated with governmental investigations and inquiries relating to the sale and/or export of the Company’s products to Iran and Syria. We incurred approximately $1,430,000 of legal, consulting and accounting expenses in the third and fourth quarters of 2005 associated with our response to these governmental investigations. These expenses were primarily attributable to the Company’s Audit Committee investigation, the Company’s negotiations with the government and the termination of Reinhard Schmidt, our former President and Chief Executive Officer. Although we are unable to estimate the amount of additional legal expenses we may be required to incur to resolve these governmental investigations and inquiries, we have incurred approximately $114,000 of legal and other fees and expenses in connection with these matters through February 28, 2006. We believe that additional legal and other costs and expenses through the remainder of 2006 may be significant as we work to resolve these matters and continue to implement control procedures designed to prevent our products or services from being provided to customers in any foreign countries in violation of applicable law. In addition, we may be required to make substantial payments for fines, penalties or settlements in connection with the resolution of these matters. Any of such expenses or payments could have a material adverse effect on our results of operations and financial condition.

In addition to increased legal costs, we incurred higher Board of Directors compensation costs in connection with the independent investigation of approximately $100,000. We also had an increase in non-cash expenses of $393,000 as a result of fluctuations in foreign currency. Expenses in connection with being a public company increased significantly in the first half of 2005 as we incurred an additional $158,000 in consulting costs primarily as a result of our efforts to comply with Section 404 of Sarbanes-Oxley. We expect to incur additional costs in our efforts to comply with the requirements of Sarbanes-Oxley throughout 2006 and beyond, which costs may vary depending on changes to compliance requirements. These cost increases were offset by a decrease in business insurance costs of $92,000. However, we do not expect the insurance savings to carry into 2006.

Research and development expenses decreased $96,000 (or 4%) to $2,374,000 for the year ended December 31, 2005 as compared to the same period in 2004. The decrease was primarily due to a decrease in project costs and consulting costs of $160,000 as our products have been approved for sale and a decrease in patent costs of $36,000 as we completed certain intellectual property strategies in 2005. These decreases have been offset by an increase in compensation costs in 2005 associated with an increase in headcount in our quality assurance department of $105,000 to manage increased production and quality assurance across multiple product lines. Research and development costs can fluctuate quarter to quarter depending on the status of the ongoing development projects and intellectual property strategies.

Interest expense increased $46,000 to $256,000 for the year ended December 31, 2005 as compared to the same period in 2004. This was the result of higher interest rates on our secured convertible note (the “Laurus Convertible Note”) sold to Laurus Master Fund, Ltd. (“Laurus”) on August 28, 2003, partially offset by a lower average debt balance and lower amortization of the beneficial conversion feature and lower accretion of debt discount. Interest income increased $134,000 to $201,000 primarily as a result of higher interest rates.

Results of Operations for the Fiscal Year Ended December 31, 2004 Compared to the Fiscal Year Ended December 31, 2003

The Company had net sales of $16,369,000 for the year ended December 31, 2004 as compared to $10,003,000 for the year ended December 31, 2003. This $6,366,000 (or 64%) increase was primarily due to a $5,870,000 increase in sales of our EP-WorkMate®, EP-WorkMate® integrated with RPM™ navigation technology, EP-4™ Stimulator and RPM™ sales into our install base. ViewMate® and ViewFlex™ sales in 2004 also increased $591,000 over 2003.

Gross profit on sales for the year ended December 31, 2004 was $9,706,000 as compared with $5,240,000 for the same period in 2003. This increase in gross profit as a percentage of sales from 52% to 59% was primarily the result of an increase in sales of products within the United States, where overall margins are higher, and higher sales covering fixed manufacturing costs.

Sales and marketing expenses increased $2,783,000 (or 50%) to $8,346,000 for the year ended December 31, 2004 as compared to the same period in 2003. This increase was a result of higher commissions, salaries, benefits, recruiter fees and consulting fees of $1,276,000 as a result of an increase in headcount, higher overall sales, and the initiation of a clinical affairs department in 2004. Additional product launch costs included spending for travel and conventions of $724,000 and an additional $102,000 in marketing, advertising and catheter sample expenses. Higher sales also resulted in an increase in freight and royalty costs of $403,000. We anticipate continuing to invest in sales and marketing in 2005, and this increased investment will include a full year of costs associated with our new clinical affairs department. We anticipate this new department will assist in the marketing of our new and existing products, expand the overall claims of our new products, and provide additional strategic direction from the physician’s perspective.

General and administrative expenses increased $469,000 (or 18%) to $3,035,000 for the year ended December 31, 2004 as compared to the same period in 2003. This increase in general and administrative expenses was primarily due to an increase in noncash expenses for the amortization of deferred financing fees of $178,000, and fluctuations in foreign currency of $103,000. In addition, expenses in connection with being a public company increased significantly in 2004. Business insurance expenses increased by $52,000. Director’s fees increased by $33,000 and investor relations expenses were higher by $79,000.

Research and development expenses decreased $96,000 (or 4%) to $2,470,000 for the year ended December 31, 2004 as compared to the same period in 2003. The decrease was primarily due to a reduction in headcount, causing a decrease in salaries and benefits totaling $157,000 which was offset by a $127,000 increase in spending on research and development projects and costs related to the outsourcing of certain product lines. Legal costs for certain patents decreased by $67,000 as most legal work in 2004 was related to patent filings. Research and development costs can fluctuate quarter to quarter depending on the status of the ongoing development projects and intellectual property strategies.

Interest expense increased $241,000 to $725,000 for the year ended December 31, 2004 as compared to the same period in 2003. This was the result of the interest expense related to the Laurus Convertible Note including accretion of note discount of $316,000 and an increase in the amortization of beneficial conversion of $204,000, offset by a reduction in expense from payoff of a note payable to Medtronic, Inc. For the year ended December 31, 2003, we recorded a non-cash interest expense, debt conversion in connection with the conversion of the $1,000,000 convertible promissory bridge notes issued to EGS Private Healthcare Partnership, L.P. and EGS Private Healthcare Counterpart L.P. (the “EGS Entities”), which converted into common stock of the Company on January 31, 2003.

Liquidity and Capital Resources

Since our incorporation in January 1993, our expenses have exceeded sales, resulting in an accumulated deficit of approximately $48.3 million at December 31, 2005 and approximately $42.6 million at December 31, 2004.

Financing Activities

On March 27, 2006, the Company completed a $10,000,000 private placement of its common stock to a number of accredited investors. The Company issued 3.78 million shares of its common stock at a purchase price of $2.25 per share. In addition, FatBoy Capital, LP purchased approximately 617,000 shares of common stock at a price of $2.43 per share in accordance with NASDAQ marketplace rules. David Jenkins, the Company’s President, Chief Executive Officer, Chief Operating Officer and Chairman is a managing member of FatBoy Capital’s general partner. In connection with this transaction, certain anti-dilution provisions of the Laurus Convertible Note resulted in a reduction of the conversion price on the note from $4.20 to $3.96.

On August 28, 2003, we issued the Laurus Convertible Note to Laurus and entered into a related Security Agreement with Laurus, pursuant to which Laurus provided us with a $4,000,000 revolving asset-based credit facility in the form of a three-year Laurus Convertible Note secured by our accounts receivable, inventory, real property and other assets, other than intellectual property.

At the closing of the transaction, we issued the Laurus Convertible Note to Laurus having a principal amount of $4,000,000 and received net proceeds of $2,661,600. An additional $1,000,000 of the Laurus Convertible Note was previously restricted. Those restrictions were released during the third quarter of 2004 and that amount became available to us. The balance of the proceeds was used to pay fees incurred in connection with this transaction. Deferred financing fees are being amortized over the life of the Laurus Convertible Note using the effective interest method. In addition, we paid a portion of the fees payable to an intermediary, Biscayne Capital Markets, Inc. (“Biscayne”), in 40,000 shares of our common stock having a market value on the date of closing of this transaction equal to $100,000. The net proceeds of the Laurus Convertible Note have been, and will be, used for working capital purposes and payment of outstanding debt.

The portion of the Laurus Convertible Note against which Laurus advances funds based on our accounts receivable bears interest at the prime rate, with a floor of 4%, which is an effective interest rate of approximately 21% (including accretion of discount and amortization of beneficial conversion feature), and the balance (the “Advance Amounts”) bears interest at the prime rate plus 2%. One half of the Advance Amounts outstanding on February 28, 2005 was required to be repaid on or before that date. However, there were no Advance Amounts outstanding on that date, as the net collateral exceeded the principal amount outstanding on the Laurus Convertible Note. The remaining balance of the Advance Amounts outstanding on the date of the closing was required to be repaid on or before August 28, 2006. On November 9, 2005, the Convertible Note’s maturity date was extended to February 28, 2008. Subject to certain rights of cancellation, we may extend the Laurus credit facility, on a year-by-year basis, commencing February 28, 2008. We may repay in cash, without penalty, up to $500,000 of the Laurus Convertible Note in any one calendar year, plus all Advance Amounts.

Subject to certain volume limitations and other conditions, all or a portion of the Laurus Convertible Note was convertible into our common stock at our option if the market price of our common stock reached a level, for 11 consecutive trading days, which was more than 120% of the fixed conversion price, as defined (the “Fixed Conversion Price”). Subject to certain volume limitations and other conditions, Laurus has the option to convert all or a portion of the Laurus Convertible Note into shares of our common stock at the Fixed Conversion Price.

Following the conversion into our common stock by us and/or Laurus of an aggregate of $2,000,000 of the principal amount of the Laurus Convertible Note (a “Conversion Event”), the Fixed Conversion Price will be adjusted upward to a price which is 115% of the average of the closing price of our common stock for the three trading days prior to the Conversion Event. On December 15, 2004, the balance of the first $2,000,000 of the principal amount was converted into shares of our common stock at the Fixed Conversion Price, and the Fixed Conversion Price on the remaining $2,000,000 principal balance was adjusted upward from $2.55 to $4.20. Subject to certain limitations, including the repayment obligations with respect to Advance Amounts described above, the dollar amounts of the Laurus Convertible Note converted may be re-borrowed. The Fixed Conversion Price is subject to adjustment, with customary exceptions and on a weighted-average basis, in connection with sales of our securities below the Fixed Conversion Price then in effect, and is also subject to adjustment for stock splits, combinations, stock dividends and similar events.

As part of the Laurus Convertible Note transaction, Laurus and Biscayne also received warrants to purchase an aggregate of 240,750 shares of our common stock (the “Warrants”), with exercise prices set as follows: $2.93 per share for the purchase of up to the first 133,750 shares, $3.19 per share for the purchase of up to the next 80,250 shares, and $3.70 per share for the purchase of up to the final 26,750 shares. The expiration date of the Warrants is August 28, 2010. The exercise price of the Warrants and the number of shares underlying the Warrants are subject to adjustments for stock splits, combinations, stock dividends and similar events.

In October 2003, we registered, under the Securities Act of 1933, as amended, 1,500,000 shares of our common stock which may be received by Laurus upon conversion of the Laurus Convertible Note and exercise of the Warrant, and the remaining 293,628 of such shares were registered in November 2004. In accordance with the provisions of Emerging Issues Task Force (EITF) Issue 00-27, “Application of EITF Issue No. 98-5 ‘Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios’, to Certain Convertible Securities”, the allocated value of the Laurus Convertible Note contained a beneficial conversion feature calculated based on the difference between the effective conversion price of the proceeds allocated to the Laurus Convertible Note and the Warrants at the date of issuance. The amount arising from the beneficial conversion feature aggregated approximately $486,000 and is being amortized as interest expense from the date of the issuance of the Laurus Convertible Note to the mandatory redemption date of August 28, 2006. We valued the Laurus Convertible Note and the Warrants at issuance. The fair value of the Warrants at the time of issue was $407,500. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” we marked the Warrants to market at September 30, 2003 incurring a non-cash charge of $264,000. The registration rights agreement associated with the Laurus Convertible Note was amended on November 25, 2003 and, as a result, the amount associated with the Warrants was transferred to equity. We marked the Warrants to market at the date of the amendment which reduced the overall expense to $210,750 for the year ended December 31, 2003. The net carrying value of the Laurus Convertible Note, after allocation of the fair value of the Warrants, is being accreted to interest expense over the life of the agreement using the effective interest method.

In May of 2004, we engaged a physician as a consultant to head our clinical affairs department as senior medical advisor. In connection with that agreement, the Company issued 10,000 shares of the Company’s common stock to the physician and granted the physician an option to purchase 10,000 shares of the common stock which vests three years from the date of grant. Also in connection with the agreement, the Company granted the physician an option to purchase 40,000 shares of the Company’s common stock which vests in equal installments over three years. The exercise price of each of the options was the fair market value of the Company’s common stock on the date of the grant. The transactions were accounted for in accordance with Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The fair value was measured using the Black-Scholes option pricing model under Statement of Financial Accounting Standard No.

123 using the following assumptions for each grant as follows: risk free rate: 3.07%, 10 year life, and a volatility percentage of 83.86%.

During 2005, three additional options to purchase shares of the Company’s common stock were issued to this senior medical advisor in the amounts of 40,000, 40,000 and 100,000 shares of common stock respectively, on which the exercise price of the options was the fair market value of the Company’s common stock on the date of the grant. With respect to the two 40,000 option issuances, they vest in equal installments over three years and the Company expensed $171,000 representing the fair value of the options measured using the Black-Scholes option pricing model for each grant as follows: risk free rate of 3.77% and 4.33%; 10 year live, and volatility percentage of 77.98% and 81.1%. The issuance of an option in the amount of 100,000 shares of the Company’s common stock did not meet the criteria for expensing in 2005 and vests from the date of issuance through March 31, 2006 with the receipt by the Company of provisional patent applications.

Operating Activities

Net cash used in operating activities for the year ended December 31, 2005 increased by $29,000 to $4,454,000 as compared to the same period in 2004. The increase in our net use of cash in operations during 2005 was primarily due to the increase in our net loss, and was offset by a decrease in accounts receivable. Capital expenditures were $201,000 for the year ended December 31, 2005 as compared to $308,000 and $154,000 in 2004 and 2003, respectively. We expect to purchase capital equipment in 2006 as we grow. We lease office space and certain office equipment under operating leases.

Assets decreased by $4,872,000 from $20,003,000 at December 31, 2004 to $15,131,000 at December 31, 2005. The change in assets was due to a number of factors. Cash and cash equivalents decreased by $4,165,000 from $9,345,000 at December 31, 2004 to $5,180,000 at December 31, 2005, primarily due to our net loss and a decrease in accounts receivable.

Liabilities increased approximately $127,000 from $6,651,000 at December 31, 2004 to $6,778,000 at December 31, 2005. This increase was primarily due to an increase in deferred warranty revenue and an increase in accounts payable.

We evaluate the collectability of our receivables quarterly. The allowance for bad debts is based upon specific identification of customer accounts for which collection is doubtful and our estimate of the likelihood of potential loss. To date, we have experienced only modest credit losses with respect to our accounts receivable. To date, we have experienced minor inventory write-downs, and the reserve is consistent with management’s expectations.

We have a history of operating losses and we expect to continue to incur operating losses in the near future as we continue to expend substantial funds for research and development, increased manufacturing activity, expansion of sales and legal and other costs associated with the various government investigations. The amount and timing of future losses will depend upon, among other things, volume of sales of our existing products, market acceptance of the ultrasound products, and developmental, regulatory and market success of new products under development, as well as our ability to establish, preserve and enforce intellectual property rights related to our products and favorable resolution of the various government investigations. There can be no assurance that any of our development projects will be successful or that if development is successful, the products will generate any sales or that material cost, or in the case of the government investigations, material fines and possible civil or criminal penalties will not be imposed. Based upon our current plans and projections, we believe that our existing capital resources will be sufficient to meet our anticipated capital needs through the end of the first quarter of 2007.

We incurred approximately $1,430,000 of legal, consulting and accounting expenses in the third and fourth quarters of 2005 associated with our response to governmental investigations and inquiries relating to certain sales of our products into Iran and Syria and certain financial and accounting reporting matters. See Item 3. “Legal Matters.” Although we are unable to estimate the amount of additional legal expenses we may be required to incur to resolve these governmental investigations and inquiries, we have incurred approximately $114,000 of legal and other fees and expenses in connection with these matters through February 28, 2006. We believe that additional legal and other costs and expenses through the remainder of 2006 may be significant as we work to resolve these matters and continue to implement control procedures designed to prevent our products or services from being provided to customers in any foreign countries in violation of applicable law. In addition, we may be required to make substantial payments for fines, penalties or settlements in connection with the resolution of these matters. Any of such expenses or payments could have a material adverse effect on our liquidity and capital resources.

Off-Balance Sheet Arrangements

As of December 31, 2005, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Summary of Contractual Obligations

The following table summarizes our contractual cash obligations at December 31, 2005, and the effects such obligations are expected to have on liquidity and cash flow in future periods. We do not have any other commercial commitments.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-Term Debt (1)	$2,000,000	$0	$2,000,000	$0	$0
Operating Lease Obligations	$309,000	$119,000	$186,000	$4,000	$0
Other Long Term Obligations (2)	$0	$0	$0	$0	$0

Total Contractual Cash Obligations	$2,309,000	$119,000	$2,186,000	$4,000	$0

(1)	We are also contractually obligated to pay variable interest on the Long-Term Debt.

(2)	The Company also has contractual obligations for certain licensing contracts. We have signed a license agreement with BSC that provides for a royalty payment on sales of RPM™ units. This royalty is payable upon collection of sales. We also have other license agreements which the Company may terminate unilaterally in the event that the technology is no longer deemed relevant.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio for our non-current debt obligations and our cash and cash equivalents.

At December 31, 2005, we had the Laurus Convertible Note outstanding in the approximate amount of $2,000,000. Interest on the Laurus Convertible Note is based on the prime rate. This floating rate debt may lead to additional interest expense if interest rates increase. In addition, interest on the note may be higher if our collateral consistency of eligible accounts receivable and the value of our facility are not in access of the amount of the convertible note. Because management does not believe that our exposure to interest rate market risk is material at this time, we have not developed or implemented a strategy to manage this market risk through the use of derivative financial instruments or otherwise. We will assess the significance of interest rate market risk from time to time and will develop and implement strategies to manage that market risk as appropriate.

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

Our portfolio includes money markets funds and/or government securities. The diversity of our portfolio helps us to achieve our investment objective. As of December 31, 2005, 100% of our investment portfolio matures less than 90 days from the date of purchase. Due to the short-term nature of these investments, we believe that we are not subject to any material market risk exposure, and as a result, the estimated fair value of our cash and cash equivalents approximates their principal amounts. If market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 2005, we estimate that the fair value of investment portfolio would decline by an immaterial amount.

Foreign Currency Risk

Our international revenues were 23%, 22% and 41% of our total revenues for the year ended December 31, 2005, 2004 and 2003, respectively. Our international sales are made through international distributors, our direct sales force and sales to alliance partners, with payments to the Company typically denominated in United States dollars and the Euro. Approximately 3% of our foreign sales are denominated in the Euro. Management believes that the aggregate impact of foreign currency risk is minimal since a majority of our sales are billed in United States dollars. Our international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors. We do not hedge our foreign currency exposure at present.

Item 8.	Financial Statements and Supplementary Data.

The information in response to this item is set forth in the Consolidated Financial Statements beginning on page F-1 of this Annual Report.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors and Executive Officers.

Directors and Executive Officers

The following table sets forth certain information regarding our directors and executive officers as of March 28, 2006:

Name	Age	Description
David A. Jenkins (1)	48	Chairman of the Board; Class III Director, President, Chief Executive, and Chief Operating Officer
Matthew C. Hill	37	Chief Financial Officer and Secretary
C. Bryan Byrd	45	Vice President, Engineering and Manufacturing
John Huley	49	Vice President, Sales
Thomas Maguire	43	Vice President, Regulatory and Quality Assurance
Richard C. Williams (2) (3)	62	Class I Director
Paul Ray (2) (3)	60	Class II Director
Abhijeet Lele (2) (3)	40	Class III Director

(1)	Member of the Plan Committee of the Board of Directors.

(2)	Member of the Audit Committee of the Board of Directors.

(3)	Member of the Compensation Committee of the Board of Directors.

Our by-laws provide that the number of directors, as determined from time to time by the Board of Directors, shall not be less than 3 nor more than 11. Pursuant to our by-laws, the Board of Directors has set the number of directors at 4. Our certificate of incorporation, as amended and restated, provides that the directors shall be divided into 3 classes as nearly equal in number as possible. The term for the Class II director expires at the 2006 Annual Meeting. The term for the Class III directors expires at the 2007 Annual Meeting. The term for the Class I director expires at the 2008 Annual Meeting. The successors to each class of directors whose terms expire at succeeding annual meetings will be elected to hold office for a term expiring at the Annual Meeting of Shareholders held in the third year following the year of their election. Officers of EP Med are elected annually and hold offices until their successors are elected and qualified, or until their earlier removal, death or resignation.

Set forth below is a brief summary of the recent business experience and background of each of our directors and executive officers.

David A. Jenkins is a founder and currently the Chairman of the Board of Directors, President, Chief Executive Officer and Chief Operating Officer of the Company. Mr. Jenkins served as the Chief Executive Officer of the Company from its inception in 1993 until August 2002, and as Chairman since 1995. Mr. Jenkins also served as President of the Company from its inception in 1993 until August 2001. In October 2005, the Board appointed Mr. Jenkins to the positions of President, Chief Operating Officer and Chief Executive Officer. He also served as President and a director of Transneuronix, Inc., a privately-held company engaged in the development of neuromuscular stimulation devices, until its sale to Medtronic in 2005. In addition, Mr. Jenkins is a director of Geodign, Inc., a privately-held company.

Matthew C. Hill served as the Controller of the Company from August 2002 to March 2003. In March 2003, Mr. Hill was appointed as the Company’s Chief Financial Officer. From 1994 through 2002, Mr. Hill held various positions, up to the level of senior manager, with the international accounting and auditing firm of Grant Thornton. He has over 12 years of experience in finance and accounting.

C. Bryan Byrd is the Vice President, Engineering and Manufacturing of the Company. Mr. Byrd joined the Company in April 1993 to oversee software development for new products. Prior to joining the Company, Mr. Byrd co-founded and served as the Director of Engineering for BioPhysical Interface Corp. from 1989 to 1993, where he was responsible for developing automated computerized monitoring equipment for pacemaker and open heart operating rooms and follow-up clinics. Prior to his involvement with BioPhysical Interface Corp., Mr. Byrd was employed by Mt. Sinai Medical Center in Miami Beach, Florida as a clinical software engineer.

John Huley, is the Vice President, Sales of the Company. From 2000 to 2004, Mr. Huley held the position of Northeast Region Manager with Abbott Vascular Devices, where he managed the Northeastern United States in sales of interventional cardiology devices. Prior to that, he worked for over 17 years with United States Surgical Corporation where he rose to Divisional Manager primarily responsible for sales of surgical stapling and suture devices. Mr. Huley has over 20 years of increasing responsibilities in surgical device and interventional cardiology device sales and sales management.

Thomas Maguire, is the Vice President, Regulatory and Quality Assurance of the Company. From 2000 to 2004, Mr. Maguire served as Regulatory Compliance Manager, then Group Manager at Synthes (USA). In those roles he was responsible for developing regulatory strategy concerning the firm’s biomaterial division, and subsequently managed one of its product development groups. From 1997 to 2000 he was the Director of Regulatory Affairs and Quality Assurance for Ramus Medical Technologies, a start-up device manufacturer focused on the development of novel cardiovascular products. Mr. Maguire has over 15 years experience in quality assurance, regulatory compliance and medical devices.

Abhijeet Lele has served as a director of the Company since April 2002. He is a Class III director whose term expires in 2007. Since October 1999, Mr. Lele has served as a Managing Member of the general partner of the EGS Entities and other affiliated funds, all of which are private equity funds focusing on investments in private and public healthcare companies. Each of the EGS Entities is a shareholder of the Company. From 1994 to 1997, Mr. Lele was a consultant in the healthcare practice of McKinsey & Company. Before joining McKinsey & Company, Mr. Lele held operating positions in the pharmaceutical and biotechnology industries. He holds an MA in molecular biology from Cambridge University and an MBA with distinction from Cornell University. Mr. Lele also serves as a director of CryoCath Technologies (TSE:CYT), Stereotaxis, Inc. (NASDQ: STXS), Optiscan Biomedical Corporation and Ekos Corporation.

Paul L. Ray has served as a director of the Company since July 2002. He is a Class II director whose term expires in 2006. Mr. Ray is co-founder of MedCap Ltd. and Konrad Capital, LLC. He formerly served as the President, Chief Executive Officer and Chairman of Image Guided Technologies, Inc. (“IGT”) in Boulder, CO. Mr. Ray orchestrated IGT’s venture funding, its public offering and NASDAQ listing and finally the sale of IGT to Stryker Corporation in August of 2000. Mr. Ray has served as Commissioner and Chairman for The Colorado Advanced Technology Institute. Mr. Ray currently serves as a Director for the Colorado Technology Incubator and the Colorado Biotechnology Association. In addition, he was appointed in 1999 to the position of Co-Vice Chairman of the Governor’s Commission on Science and Technology for the State of Colorado. In January 2003, Mr. Ray became a partner in the New York-based investment banking firm of McKim and Company, LLC, where he serves as the lifesciences partner. Mr. Ray currently holds the position of President and Chief Executive Officer of Nervonix, Inc., which has developed imaging technology for pain management. Mr. Ray has over 32 years of experience in the medical industry, with an emphasis on medical devices, and has held senior management positions with Dow Corning Corporation, V. Mueller Allegiance, a division of Cardinal Medical, Collagen Corporation and TMJ Implants.

Richard C. Williams has served as a director of the Company since August 2002. He is a Class I director whose term expires in 2008. Since 1989, Mr. Williams has served as the founder and President of Conner-Thoele Limited, a consulting and financial advisory firm specializing in the healthcare industry and pharmaceutical segment. From 2000 to April 2001, he also served as Vice Chairman—Strategic Planning and a director of King Pharmaceuticals Inc., a specialty pharmaceutical company listed on the New York Stock Exchange (“NYSE”). From 1992 to 2000, prior to its acquisition by King Pharmaceuticals in 2000, Mr. Williams served as Chairman and a director of Medco Research, a cardiovascular pharmaceutical development company listed on the NYSE. From 1997 to 1999, he was Co-Chairman and a director of Vysis, a genetic biopharmaceutical company quoted on NASDAQ. Prior to founding Conner-Thoele Limited in 1989, Mr. Williams held various operational and financial management officer positions with Erbamont, N.V., Field Enterprises, Inc., Abbott Laboratories and American Hospital Supply Corporation. Mr. Williams is the non-executive Chairman of the Board and interim Chief Executive Officer of Cellegy Pharmaceuticals, a publicly-held specially pharmaceutical Company. Mr. Williams is also Chairman and a director of ISTA Pharmaceuticals, Inc., an ophthalmology company quoted on NASDAQ, and is a former member of the Listed Company Advisory Committee of the NYSE.

There are no family relationships among the directors and executive officers of EP Med.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and holders of more than 10% of our common stock to file reports of ownership and changes in ownership with the Commission. Such persons are required to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us or oral or written representations from certain reporting persons that no Form 5s (Annual Statement of Changes in Beneficial Ownership of Securities) were required for those persons, we believe that, with respect to the year ended December 31, 2005, our executive officers, directors and greater than 10% beneficial owners complied on a timely basis with all such filing requirements.

Audit Committee

We have an Audit Committee of our Board of Directors established in accordance with Section 3(a)(58)(A) of the Exchange Act. Currently, Abhijeet Lele, Richard Williams and Paul Ray are members of the Audit Committee. Mr. Lele is the financial expert serving on the Audit Committee. Pursuant to the rules of the National Association of Securities Dealers, Inc., our Board of Directors is not yet required to determine whether Mr. Lele is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Code of Ethics

We have adopted a written code of ethics that applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer or controller and any persons performing similar functions. The code of ethics is included in our Code of Business Conduct and Ethics. All of our directors and employees, including our Chief Executive Officer and other senior executives, are required to comply with our Code of Business Conduct and Ethics to help ensure that our business is conducted in accordance with the highest standards of moral and ethical behavior. Our Code of Business Conduct and Ethics covers all areas of professional conduct, including customer relationships, conflicts of interest, insider trading, intellectual property and confidential information, as well as requiring strict adherence to all laws and regulations applicable to our business. Employees are required to bring any violations and suspected violations of the Code of Business Conduct and Ethics to the attention of EP MedSystems, through management or by using the Company’s confidential compliance line. A copy of our Code of Business Conduct and Ethics is available on our website at http://www.epmedsystems.com. We will also provide a copy of our Code of Business and Conduct and Ethics to any person without charge upon written request addressed to EP MedSystems, Inc., 575 Route 73 North, Bldg. D, West Berlin, New Jersey 08091, Attention: Matthew C. Hill, Chief Financial Officer.

Item 11.	Executive Compensation.

The following summary compensation table sets forth certain information concerning compensation paid or accrued to the Chief Executive Officer and each of EP Med’s five most highly paid executive officers.

Summary Compensation Table

						Long Term Compensation
	Annual Compensation					Awards Payouts
Name And Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)		Restricted Stock Award(s) ($)		Securities Underlying Options/ SARs(#)		LTIP Payouts ($)	All Other Compensation ($)
David A. Jenkins Chairman, President, Chief Executive Officer and Chief Operating Officer (1)	2005	$25,000	—	$4,392	(2)	$82,560	(3)	400,000	(4)	—	—
Reinhard Schmidt	2005	$210,861	—	—		—		—		—	—
President and Chief	2004	$257,200	$37,500	—		—		—		—	—
Executive Officer from August 2002 (1)	2003	$257,720	$37,500	—		—		—		—	—
Matthew C. Hill	2005	$147,750	$10,000	—		—		15,000	(5)	—	—
Chief Financial Officer	2004	$125,333	—	—		—		30,000	(6)	—	—
	2003	$108,224	$16,875	—		—		103,750	(7)	—	—
C. Bryan Byrd	2005	$176,381	$21,000	—		—		12,000	(8)	—	—
Vice President,	2004	$172,500	—	$17,000	(9)			6,000	(10)	—	—
Engineering and Manufacturing	2003	$172,500	—	—		—		73,000	(11)	—	—
John Huley	2005	$156,000	$22,500	—		—		40,000	(12)	—	—
Vice President, Sales	2004	$114,135	$22,500	—		—		150,000	(13)	—	$8,985	(14)
Thomas Maguire Vice President, Regulatory Quality Assurance	2005	$116,687	$11,250	—		—		—		—	—

(1)	On October 9, 2005, the Board of Directors terminated Reinhard Schmidt’s employment as its President, Chief Executive Officer and Chief Operating Officer for cause. The Department of Commerce is investigating certain sales by the Company of its products to Iran in violation of United States law and the accuracy and completeness of voluntary statements filed with the Department of Commerce with respect thereto. Mr. Schmidt’s termination resulted from his certification and authorization of such statements, some of which the Company’s Audit Committee has determined in its independent investigation to have been in accurate or incomplete. The Audit Committee’s independent investigation has concluded. Mr. Schmidt’s termination was not a result of the discovery of any financial or accounting irregularities by the Audit Committee’s investigation. In connection with Mr. Schmidt’s termination, Mr. Jenkins assumed the role of President, Chief Executive Officer and Chief Operating Officer. Initially as compensation, Mr. Jenkins received options to purchase 400,000 shares of our common stock. (See footnote 4 below.) Subsequently, the Compensation Committee approved a compensation package which included Company paid healthcare and cash compensation equal to that of a director of the Company, a retainer of $15,000 per year, $1,500 per scheduled meeting and $1,500 per telephone meeting in excess of one hour.

(2)	The Company paid Mr. Jenkins’ healthcare costs in 2005.

(3)	On August 31, 2005, Mr. Jenkins exercised an option to purchase 96,000 share of common stock at an exercise price of $2.00. The price of EP Med’s common stock on August 31, 2005 was $2.86.

(4)	On October 11, 2005, EP Med granted Mr. Jenkins a nonqualified stock option to purchase 200,000 shares of common stock; 100,000 shares of common stock pursuant to the 1995 Long term Incentive Plan, and 100,000 shares of common stock pursuant to the 2002 Stock Option Plan, at an exercise price of $2.67 per share. On October 21, 2005, upon approval by the Board of Directors subject to approval by the Company’s shareholders of the 2006 Stock Option Plan, EP Med granted Mr. Jenkins a nonqualified stock option to purchase 200,000 shares of common stock pursuant to the 2006 Stock Option Plan at an exercise price of $2.90. The options vested one third immediately and one third each year and the term is 10 years.

(5)	On March 2, 2005, EP Med granted Mr. Hill an incentive stock option to purchase 15,000 shares of common stock pursuant to the 2002 Stock Option Plan at an exercise price of $3.73 per share. The options vest over 5 years and the term of the options is 10 years.

(6)	On March 4, 2004, EP Med granted Mr. Hill an incentive stock option to purchase 5,000 shares of common stock pursuant to the 1995 Long Term Incentive Plan at an exercise price of $3.20 per share. On July 22, 2004, EP Med granted Mr. Hill an incentive stock option to purchase 25,000 shares of common stock pursuant to the 1995 Long Term Incentive Plan at an exercise price of $3.15 per share. The options vest over 5 years and the term of the options is 10 years.

(7)	On March 5, 2003, EP Med granted Mr. Hill an incentive stock option to purchase 50,000 shares of common stock pursuant to the 2002 Stock Option Plan at an exercise price of $1.32 per share. On August 15, 2003, EP Med granted Mr. Hill an incentive stock option to purchase 3,750 shares of common stock pursuant to the 1995 Long Term Incentive Plan at an exercise price of $2.55 per share. On August 26, 2003, EP Med granted Mr. Hill an incentive stock option to purchase 50,000 shares of common stock pursuant to the 1995 Long Term Incentive Plan at an exercise price of $2.25 per share. The options vest over 5 years and the term of the options is 10 years.

(8)	On March 2, 2005, EP Med granted Mr. Byrd an incentive stock option to purchase 9,000 shares of common stock pursuant to the 2002 Stock Option Plan at an exercise price of $3.73 per share. On May 12, 2005, EP Med granted Mr. Byrd an incentive stock option to purchase 3,000 shares of common stock pursuant to the 2002 Stock Option Plan at an exercise price of $3.03. The options vest over 5 years and the term is 10 years.

(9)	On May 26, 2004, Mr. Byrd exercised an option to purchase 10,000 shares of EP Med common stock at an exercise price of $1.33 per share. The price of EP Med’s common stock on May 26, 2004 was $3.03 per share.

(10)	On July 22, 2004, EP Med granted Mr. Byrd an incentive stock option to purchase 6,000 shares of common stock pursuant to the 1995 Long Term Incentive Plan at an exercise price of $3.15 per share. The options vest over 5 years and the term of the options is 10 years.

(11)	On May 7, 2003, EP Med granted Mr. Byrd an incentive stock option to purchase 50,000 shares of common stock pursuant to the 2002 Stock Option Plan at an exercise price of $2.14 per share. On July 22, 2003, EP Med granted Mr. Byrd an incentive stock option to purchase 18,000 shares of common stock pursuant to the 1995 Long Term Incentive Plan at an exercise price of $2.91 per share. On November 19, 2003, EP Med granted Mr. Byrd an incentive stock option to purchase 5,000 shares of common stock pursuant to the 1995 Long Term Incentive Plan at an exercise price of $3.75 per share. The options vest over 5 years and the term of the options is 10 years.

(12)	On July 11, 2005, EP Med granted Mr. Huley an incentive stock option to purchase 20,000 shares of common stock pursuant to the 2002 Stock Option Plan at an exercise price of $3.62. On October 31, 2005, EP Med granted Mr. Huley an incentive stock option to purchase 20,000 shares of common stock pursuant to the 2002 Stock Option Plan at an exercise price of $2.85. The options vest over 5 years and the term of the option is 10 years.

(13)	On May 10, 2004, EP Med granted Mr. Huley an incentive stock option to purchase 150,000 shares of common stock pursuant to the 2002 Stock Option Plan at an exercise price of $3.18 per share. The option vest over 5 years and the term of the options is 10 years.

(14)	Reimbursement of relocation expenses.

Stock Options

The following table sets forth certain information concerning grants of stock options to each of the executive officers identified in the Summary Compensation Table during the fiscal year ended December 31, 2005.

Option Grants in Fiscal Year 2005

	Number of Shares Underlying Options Granted	Percent of Total Options Granted to Employees in 2004		Exercise Price Per Share	Expiration Date
David A. Jenkins Chairman, President, Chief Executive Officer and Chief Operating Officer	200,000 200,000	21 21	% %	2.67 2.90	October 11, 2015 October 21, 2015
Matthew C. Hill (1) Chief Financial Officer	15,000	2%		3.73	March 2, 2015
C. Bryan Byrd (1) Vice President, Engineering And Manufacturing	3,000 9,000	* 1%		3.02 3.73	May 12, 2015 March 2, 2015
John Huley (1) Vice President, Sales	20,000 20,000	2 2	% %	3.62 2.85	July 22, 2015 October 31, 2015
Thomas Maguire Vice President, Regulatory and Quality Assurance	—	—		—	—

(1)	See applicable footnotes to above Summary Compensation Table.

*	Less than 1%.

The exercise prices of the options granted during the fiscal year ended December 31, 2005 were equal to or greater than the fair market value of our common stock on the date of each grant.

Option Exercises and Holdings

The following table provides certain information with respect to each of the executive officers identified in the Summary Compensation Table concerning the exercise of stock options during the fiscal year ended December 31, 2005 and the value of unexercised stock options held as of such exercise date.

Aggregated Option Exercises in 2005 and Year-End Option Values

	Shares Acquired on Exercise	Value Realized	Number of Shares Underlying Options at December 31, 2005		Value of Unexercised in-the Money Options at December 31, 2005(1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
David A. Jenkins (2) Chairman, President, Chief Executive Officer and Chief Operating Officer	96,000	$82,560	202,000	268,000	$66,200	$33,500
Matthew C. Hill (2) Chief Financial Officer	—	—	50,500	113,250	$53,730	$73,770
C. Bryan Byrd (2) Vice President, Engineering and Manufacturing	—	—	57,200	133,800	$30,700	$33,300
John Huley (2) Vice President, Sales	—	—	—	190,000	—	$1,200
Thomas Maguire (2) Vice President, Regulatory and Quality Assurance	—	—	5,000	20,000	$1,050	$4,200

(1)	Amounts calculated by subtracting the exercise price of the options from the market value of the underlying common stock using the closing sale price on the NASDAQ Capital Market of $2.91 per share on December 30, 2005.

(2)	See footnotes to above Summary Compensation Table.

During the fiscal year ended December 31, 2005, 194,750 options were exercised.

Compensation Plans and Other Arrangements

1995 Long Term Incentive Plan

Our 1995 Long Term Incentive Plan (the “1995 Incentive Plan”) was adopted by our Board of Directors and shareholders in November 1995. There were 1,000,000 of shares of our common stock reserved for issuance under the 1995 Incentive Plan. At December 31, 2005, options to purchase 835,208 shares of our common stock were outstanding at exercise prices ranging from $1.34 to $4.25 per share. The 1995 Incentive Plan provides for grants of “incentive” and “non-qualified” stock options to employees of EP Med. The 1995 Incentive Plan is administered by the Compensation Committee, which determines the optionees and the terms of the options granted, including the exercise price, number of shares subject to the options and the exercisability thereof. The 1995 Incentive Plan terminated on November 30, 2005. Options may no longer be issued under the plan.

The exercise price of incentive stock options granted under the 1995 Incentive Plan must be equal to at least the fair market value of the common stock on the date of grant, and the term of such options may not exceed ten years. With respect to any optionee who owns stock representing more than 10% of the voting power of all classes of our outstanding capital stock, the exercise price of any incentive stock option must be equal to at least 110% of the fair market value of the common stock on the date of grant, and the term of the option may not exceed five years. The aggregate fair market value of common stock (determined as of the date of the option grant) for which an incentive stock option may for the first time become exercisable in any calendar year may not exceed $100,000. Options granted under the 1995 Incentive Plan are generally subject to vesting over five years, and vesting generally accelerates upon a change of control of the Company as defined therein.

1995 Director Option Plan

EP Med’s 1995 Director Option Plan was adopted by our Board of Directors and our shareholders in November 1995. A total of 180,000 shares of our common stock were reserved for issuance under the 1995 Director Option Plan, and options to purchase 180,000 shares were outstanding as of December 31, 2005 at exercise prices ranging from $2.10 to $2.50 per share. The 1995 Director Option Plan provides for grants of “director options” to eligible directors of EP Med and for grants of “advisor options” to eligible members of the Scientific Advisory Board. Director options and advisor options become exercisable at the rate of 1,000 shares per month, commencing with the first month following the date of grant for so long as the optionee remains a director or advisor, as the case may be. The 1995 Director Option Plan is administered by the Plan Committee of EP Med, which determines the optionees and the terms of the options granted, including the exercise price and the number of shares subject to the options. Options granted under the 1995 Incentive Plan are generally subject to vesting over five years, and vesting generally accelerates upon a change of control of the Company as defined therein. The 1995 Director Option Plan terminated on November 30, 2005. Options may no longer be issued under the plan.

2002 Stock Option Plan

EP Med’s 2002 Stock Option Plan (the “2002 Plan”) was approved by our Board of Directors and our shareholders in August 2002 and amended in December 2005. A total of 1,000,000 shares of our common stock are reserved for issuance under the 2002 Plan. At December 31, 2005, options to purchase 826,500 shares were outstanding at exercise prices ranging from $1.32 to $3.73. The 2002 Plan provides for grants of incentive stock options to our employees and officers and for grants of non-qualified stock options to employees, officers, advisors and consultants of EP Med. Options granted under the 1995 Incentive Plan are generally subject to vesting over five years, and vesting generally accelerates upon a change of control of the Company as defined therein. The 2002 Plan is administered by the Compensation Committee. The 2002 Plan will terminate on August 29, 2012, unless terminated earlier by our Board of Directors.

2006 Stock Option Plan

EP Med’s 2006 Stock Option Plan (the “2006 Plan”) was approved by our Board of Directors in October 2005 and our shareholders in December 2005. A total of 1,000,000 shares of our common stock are reserved for issuance under the 2006 Plan. At December 31, 2005, options to purchase 200,000 shares were outstanding at an exercise prices of $2.90. The 2006 Plan provides for grants of incentive stock options to our employees and officers and for grants of non-qualified stock options to employees, officers, advisors and consultants of the Company. The 2006 Plan is administered by the Compensation Committee. Options granted under the 1995 Incentive Plan are generally subject to vesting over five years, and vesting generally accelerates upon a change in control of the Company as defined therein. The 2006 Plan will terminate on October 21, 2015, unless terminated earlier by our Board of Directors.

2006 Director Plan

EP Med’s 2006 Director Plan (the “2006 Director Plan”) was adopted by our shareholders in December 2005. A total of 1,000,000 shares of our common stock are reserved for issuance under the 2006 Director Plan, and no options were outstanding as of December 31, 2005. The 2006 Director Plan provides for grants of “director options” to eligible directors of EP Med and for grants of “advisor options” to eligible members of the Scientific Advisory Board. Director options and advisor options become exercisable at the rate of 1,000 shares per month, commencing with the first month following the date of grant for so long as the optionee remains a director or advisor, as the case may be. The 2006 Director Plan is administered by the Plan Committee of EP Med, which determines the optionees and the terms of the options granted, including the exercise price and the number of shares subject to the options. The 2006 Director Option Plan will terminate on October 21, 2015, unless earlier terminated by the Board of Directors.

Employment Contracts and Termination of Employment and Change-in-control Arrangements

We entered into an employment agreement, dated as of July 20, 2001 (and effective on commencement, August 20, 2001) with Reinhard Schmidt. Under the agreement, Mr. Schmidt served as President and Chief Operating Officer of EP Med for an initial term of 2 years at an annual salary of $200,000. The Board of Directors had discretion to approve salary increases and bonuses. On August 29, 2002, Mr. Schmidt added the duties of Chief Executive Officer, and the Compensation Committee of the Board of Directors increased Mr. Schmidt’s compensation to $250,000. The agreement provided that unless terminated by either party providing the other with written notice of its intention not to renew at least 30 days prior to the scheduled expiration date, the agreement would be renewed automatically after the initial two-year term for successive one-year terms. The agreement further provides that if the agreement were terminated by EP Med without cause or by Mr. Schmidt for good reason (including the occurrence of certain events within one year of change in control), Mr. Schmidt would be entitled to severance payments equal to Mr. Schmidt’s then-current base salary for a period of twelve months. On August 20, 2005, Mr. Schmidt’s employment agreement automatically renewed through August 2006.

On October 10, 2005, the Board of Directors terminated Mr. Schmidt’s employment as its President, Chief Executive Officer and Chief Operating Officer for cause. As previously reported, the Department of Commerce is investigating certain sales by the Company of its products to Iran in violation of United States law and the accuracy and completeness of voluntary statements filed with the Department of Commerce with respect thereto. Mr. Schmidt’s termination resulted from his certification and authorization of such statements, some of which the Company’s Audit Committee has uncovered in its independent investigation to have been inaccurate or incomplete. The Audit Committee’s independent investigation has been completed. Mr. Schmidt’s termination was not a result of the discovery of any financial or accounting irregularities by the Audit Committee’s investigation.

On May 12, 2005 our Board of Directors approved Senior Management Incentive Agreements with each of six senior officers. Those senior officers are Matthew C. Hill, our Chief Financial Officer and Secretary, C. Bryan Byrd, our Vice President, Engineering and Manufacturing, John Huley, our Vice President, Sales, Thomas Maguire, our Vice President, Regulatory and Quality Assurance, Richard Gibbons, our Director of Operations, and Kristine Fuimaono, our Director of Marketing. The agreements provide that if the senior officer is employed with EP MedSystems immediately prior to a change of control (as defined in the agreements) of EP Med, EP Med will pay to each of the senior officers an amount equal to two times the senior officer’s annual base salary (which excludes any incentive pay, premium pay, commissions, overtime, bonuses and other forms of variable compensation) at the time of such change of control. The agreements also confirm our policy previously approved by our Board of Directors that all options to purchase common stock of EP MedSystems granted to our employees (including all senior officers) will vest immediately prior to a change of control. The management incentive agreements also provide that if a senior officer’s benefits under the management incentive agreement would result in an Internal Revenue Code Section 280C(b)(1) “parachute payment,” such senior officer will receive an additional amount not to exceed 20% of the amount of the payments and benefits otherwise payable to the senior officer upon the occurrence of a change in control. All senior officers are employed by EP Med on an “at-will” basis and none of the senior officers has an employment agreement with EP Med.

Stock Performance Graph

The following line graph and table compare, for the five most recently concluded fiscal years, the yearly percentage change in the cumulative total stockholder return, assuming reinvestment of dividends, on the Company’s common stock with the cumulative total return of companies on the NASDAQ Stock Market and an index comprised of certain companies in similar service industries (the “Selected Peer Group Index”).

COMPARISON OF CUMULATIVE TOTAL RETURN

AMONG EP MEDSYSTEMS, INC.,

RUSSELL 3000 INDEX AND NASDAQ MARKET INDEX

ASSUMES $100 INVESTED ON DEC. 31, 2000

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDING DEC. 31, 2005

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN AMONG EP MEDSYSTEMS, INC.,

THE NASDAQ MARKET INDEX AND THE SELECTED PEER GROUP

	December 31,
	2000	2001	2002	2003	2004	2005
EP MedSystems, Inc.	100.00	114.26	114.26	138.94	171.39	133.00
Russell 3000 Index	100.00	87.36	67.44	86.82	95.56	99.65
NASDAQ Market Index	100.00	79.71	55.60	83.60	90.63	92.62

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Based upon information available to us, the following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2005, by (i) each of our directors, (ii) each of the executive officers identified in the Summary Compensation Table, (iii) all directors and executive officers as a group and (iv) each person known to us to beneficially own more than five percent of our common stock. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned (1)	Percent of Class
David A. Jenkins President, Chief Executive Officer, Chief Operating Officer and Chairman c/o EP MedSystems, Inc. 575 Route 73 N, Building D West Berlin, New Jersey 08091 (2)	3,051,684	10.0%

Group comprised of Greenberg Healthcare Management, LLC, EGS Partners, LLC, The Pharmaceutical/Medical Technology Fund, L.P., EGS Private Healthcare Associates, LLC, EGS Private Healthcare Partnership, L.P., Frederic Greenberg, and Abhijeet Lele 350 Park Avenue, 11th Floor New York, New York 10022 (3)	2,582,378	8.5%

Group comprised of S.A.C. Capital Advisors, LLC, S.A.C Capital Associates, LLC, S.A.C. Capital Management, LLC and Steven A. Cohen. 172 Cummings Point Road Stamford, CT 06902 (4)	2,208,709	7.2%

Thomas Maguire Vice President, Regulatory and Quality Assurance c/o EP MedSystems, Inc. 575 Route 73 N, Building D West Berlin, New Jersey 08091 (5)	5,000	*

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned (1)	Percent of Class
Matthew C. Hill Chief Financial Officer c/o EP MedSystems, Inc. 575 Route 73, N, Building D West Berlin, NJ 08091 (6)	70,500	*

C. Bryan Byrd Vice President, Engineering and Manufacturing c/o EP MedSystems, Inc. 575 Route 73 N, Building D West Berlin, New Jersey 08091 (7)	154,800	*

John Huley Vice President, Sales c/o EP MedSystems, Inc. 575 Route 73 N, Building D West Berlin, New Jersey 08091 (8)	60,000	*

All executive officers and directors as a group (9 persons) (9)	6,020,362	19.8%

*	Represents beneficial ownership of less than 1% of the common stock.

(1)	Applicable percentage ownership as of March 28, 2006 is based on 30,365,236 shares of common stock of the Company outstanding. Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act . Under Rule 13d-3, shares issuable within 60 days upon exercise of outstanding options, warrants, rights or conversion privileges are deemed outstanding for the purpose of calculating the number and percentage owned by the holder of those rights, but not deemed outstanding for the purpose of calculating the percentage owned by any other person. “Beneficial ownership” under Rule 13d-3 includes all shares over which a person has sole or shared dispositive or voting power.

(2)	Includes 202,000 shares issuable upon exercise of fully vested options. Also includes 160,000 shares held by Mr. Jenkins as trustee for the Dalin Class Trust, 42,500 shares held by Mr. Jenkins’ wife and 20,000 shares held by Mr. Jenkins’ wife as custodian for his children. Also includes 617,284 shares purchased on March 27, 2006 by FatBoy Capital, LP. Mr. Jenkins is a managing member of FatBoy Capital’s general partner. Mr. Jenkins disclaims beneficial ownership of (i) 42,500 shares held by his wife, (ii) 20,000 shares held by his wife as custodian for his children.

(3)	The information set forth with respect to the following EGS Entities is based on information contained in a Statement on Schedule 13D filed with the Commission on March 18, 2003 and other information known to the Company. The shares reflected in the table represent (i) 2,297,696 shares beneficially owned by EGS Private Healthcare Associates, LLC (“EGS Associates”), indirectly as the general partner of EGS Private Healthcare Partnership, L.P. (“EGS Partnership”), which is the record owner of 2,010,484 and EGS Private Healthcare Counterpart, L.P. (“EGS Counterpart”), which is the record owner of 287,212; (ii) 215,682 shares beneficially owned by Greenberg Healthcare Management, LLC (“Greenberg Management”), indirectly as the general partner of The Pharmaceutical/Medical Technology Fund, L.P. (“Pharma/Medical”); (iii) 2,513,378 shares beneficially owned by Frederic Greenberg indirectly, as managing member of Greenberg Management and EGS Associates, (iv) 20,000 shares beneficially owned by Frederic Greenberg; (v) 2,337,696 shares beneficially owned by Abhijeet Lele, indirectly, as managing member of EGS Private Healthcare Management, LLC, which is the General Partner of EGS Partnership and EGS Counterpart, and (vi) 40,000 shares issuable upon exercise of fully vested options beneficially held by Mr. Lele.

(4)	The information set forth with respect to the S.A.C. Capital Group is based on information contained in a statement on Schedule 13G/A filed with the Commission as of December 31, 2005.

(5)	Includes 5,000 shares issuable upon the exercise of fully vested options.

(6)	Includes 56,500 shares issuable upon exercise of fully vested options.

(7)	Includes 100,400 shares issuable upon exercise of fully vested options.

(8)	Includes 30,000 shares issuable upon exercise of fully vested options.

(9)	Includes 1,807,413 shares issuable upon exercise of fully vested options and warrants.

Item 13.	Certain Relationships and Related Transactions.

Management Incentive Agreements

On May 12, 2005, the Board of Directors approved Senior Management Incentive Agreements with each of six senior officers. Those senior officers are Matthew C. Hill, Chief Financial Officer and Secretary, C. Bryan Byrd, Vice President, Engineering and Manufacturing, John Huley, Vice President, Sales, Thomas Maguire, Vice President, Regulatory and Quality Assurance, Richard Gibbons, Director of Operations, and Kristine Fuimaono, Director of Marketing. The agreements provide that if the senior officer is employed with EP Med immediately prior to a “change of control” (as defined in the agreements) of EP Med, EP Med will pay to each of the senior officers an amount equal to two times the senior officer’s annual base salary (which excludes any incentive pay, premium pay, commissions, overtime, bonuses and other forms of variable compensation ) at the time of such change of control. The agreements also confirm our policy previously approved by our Board of Directors that all options to purchase common stock of EP Med granted to our employees (including all senior officers) will vest immediately prior to a change of control. The management incentive agreements also provide that if a senior officer’s benefits under the management incentive agreement would result in an Internal Revenue Code Section 280C(b)(1) “parachute payment,” such senior officer will receive an additional amount not to exceed 20% of the amount of the payments and benefits otherwise payable to the senior officer upon the occurrence of a change in control. All senior officers are employed by EP MedSystems on an “at-will” basis and none of the senior officers has an employment agreement with EP MedSystems.

Item 14.	Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by Grant Thornton LLP for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2005 and 2004, the review of the financial statements included in our Forms 10-Q and 10-QSB and consents issued in connection with our filings on Form S-3 and Form S-8 for 2005 and 2004 totaled $162,734 and $192,724, respectively.

The aggregate fees billed by PricewaterhouseCoopers LLP for professional services rendered for the review of the financial statements included in our Forms 10-QSB and consents issued in connection with our filings on Form S-3, Form S-8 and Form 10-KSB for 2004 totaled $5,500.

Audit-Related Fees

The fees related to compliance with Section 404 of the Sarbanes-Oxley Act for the years ended December 31, 2005 and 2004 of approximately $4,000 and $0, respectively, are not disclosed in the paragraph captioned “Audit Fees” above.

No fees were billed by PricewaterhouseCoopers LLP for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the year ended December 31, 2004 and are not disclosed in the paragraph captioned “Audit Fees” above.

Tax Fees

The aggregate fees billed by Grant Thornton LLP for professional services rendered for tax compliance, for the years ended December 31, 2005 and 2004 were $23,850 and $19,905, respectively. No fees were billed by Grant Thornton LLP for professional services rendered for tax advice and tax planning, for the years ended December 31, 2005 and 2004.

There were no fees billed by PricewaterhouseCoopers LLP for professional services rendered for tax compliance, for the years ended December 31, 2005 and 2004. There were no fees billed by PricewaterhouseCoopers LLP for professional services rendered for tax advice and tax planning, for the years ended December 31, 2005 and 2004.

All Other Fees

No fees were billed by Grant Thornton LLP for products and services, other than the services described in the paragraphs captioned “Audit Fees”, “Audit-Related Fees”, and “Tax Fees” above for the years ended December 31, 2005 and 2004.

No fees were billed by PricewaterhouseCoopers LLP for products and services, other than the services described in the paragraphs captioned “Audit Fees”, “Audit-Related Fees”, and “Tax Fees” above for the year ended December 31, 2004.

Audit Committee Policies and Procedures

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit services provided by Grant Thornton LLP in 2005. Consistent with the Audit Committee’s responsibility for engaging our independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. The Audit Committee chairperson or his designee has been designated by the Audit Committee to approve any services arising during the year that were not pre-approved by the Audit Committee. Services approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular meeting and the Audit Committee reviews services and fees for the fiscal year at each such meeting. Pursuant to these procedures, the Audit Committee approved the foregoing audit services provided by PricewaterhouseCoopers LLP and Grant Thornton LLP.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Financial Statements, Financial Statements, Financial Statement Schedules, and Exhibits:

(1) Financial Statements

The financial statements filed as part of this report are listed on the index to Consolidated Financial Statements in Item 8.

(2) Financial Statement Schedules:

None. Any information required in the Financial Statement Schedules is provided in sufficient detail in our Consolidated Financial Statements and notes thereto.

(3) Exhibits

Exhibits are listed in the Exhibit Index on page E-1 filed here with.

The Exhibits include management contracts, compensatory plans and arrangements required to filed as exhibits to the Form 10-K by item 601 or Regulation S-K.

(b) Exhibits

The Exhibits filed or incorporated by reference herewith are as specified in the exhibit Index.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EP MEDSYSTEMS, INC.

By:	/s/ David A. Jenkins
David A. Jenkins,
President,
Chief Executive Officer, Chief Operating Officer and Chairman

Date: March 30, 2006

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David A. Jenkins and Matthew C. Hill, and each of them individually, his true and lawful attorney-in-fact, proxy and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to act on, sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, proxies and agents, and each of them individually, full power and authority to do and perform each and every act and thing necessary and appropriate to be done in and about the premises, as fully as he might or could do in person, hereby approving, ratifying and confirming all that said attorneys-in-fact, proxies and agents or any of his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature(s)	Title(s)	Date

/s/ David A. Jenkins David A. Jenkins	President, Chief Executive Officer, Chief Operating Officer and Chairman (Principal Executive Officer)	March 30, 2006

/s/ Matthew C. Hill Matthew C. Hill	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2006

/s/ Paul L. Ray Paul L. Ray	Director	March 30, 2006

/s/ Richard C. Williams Richard C. Williams	Director	March 30, 2006

/s/ Abhijeet Lele Abhijeet Lele	Director	March 30, 2006

INDEX TO FINANCIAL STATEMENTS

EP MEDSYSTEMS, INC. AND SUBSIDIARIES

Report Of Independent Registered Public Accounting Firm

Board of Directors and

Shareholders of EP MedSystems, Inc.

We have audited the accompanying consolidated balance sheets of EP MedSystems, Inc. (a New Jersey corporation) as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit of the consolidated financial statements included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EP MedSystems, Inc. as of December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/ Grant Thornton LLP

Philadelphia, PA

March 16, 2006 (except for Note 17, as to which the date is March 27, 2006)

EP MEDSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$5,180,001	$9,345,000
Accounts receivable, net of allowance for doubtful accounts of $215,000, and $139,000 as of December 31, 2005 and 2004, respectively	3,372,426	4,335,075
Inventories, net of reserves	3,223,783	2,947,853
Prepaid expenses and other current assets	408,402	472,654

Total current assets	12,184,612	17,100,582
Property, plant and equipment, net	2,289,495	2,223,421
Goodwill	341,730	341,730
Other intangible assets, net	190,164	158,162
Other assets	125,370	179,046

Total assets	$15,131,371	$20,002,941

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	2,221,934	2,107,463
Accrued expenses	1,716,770	1,776,816
Deferred revenue	487,536	460,393

Total current liabilities	4,426,240	4,344,672
Deferred warranty revenue– non-current	372,309	348,184
Secured convertible note, non-current	1,980,198	1,958,611

Total liabilities	$6,778,747	$6,651,467

Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, 0 and 373,779 shares issued and outstanding at December 31, 2005 and 2004, respectively	—	618,161
Common stock, $.001 stated value, 40,000,000 shares authorized, 25,970,176 issued at December 31, 2005 and 25,387,630 shares issued at December 31, 2004, respectively	25,971	25,388
Additional paid-in capital	56,829,190	55,650,822
Accumulated other comprehensive loss	(67,148)	(280,582)
Treasury stock, 50,000 shares at cost	(100,000)	(100,000)
Accumulated deficit	(48,335,389)	(42,562,315)

Total shareholders’ equity	8,352,624	13,351,474

Total liabilities and shareholders’ equity	$15,131,371	$20,002,941

The accompanying notes are an integral part of these statements.

EP MEDSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,

	2005	2004	2003
Net sales	$16,669,107	$16,368,609	$10,002,828
Cost of products sold	6,420,125	6,663,055	4,762,429

Gross profit	10,248,982	9,705,554	5,240,399
Operating costs and expenses:
Sales and marketing expenses	8,485,193	8,346,138	5,563,359
Research and development	2,373,914	2,470,258	2,566,477
General and administrative	5,397,197	3,034,501	2,565,788
Mortgage conversion expense	—	—	222,084

Total operating expenses	16,256,304	13,850,897	10,917,708

Loss from operations	(6,007,322)	(4,145,343)	(5,677,309)
Interest expense	(256,458)	(210,068)	(484,830)
Interest expense, debt conversion	—	(581,698)	(1,000,000)
Interest expense, change in valuation of warrants	—	—	(210,750)
Interest and other income	200,578	66,368	26,095

Loss before income tax benefit	$(6,063,202)	$(4,870,741)	$(7,346,794)
Income tax benefit	290,128	460,478	397,720

Net loss	$(5,773,074)	$(4,410,263)	$(6,949,074)

Basic and diluted net loss per share	$(0.22)	$(0.19)	$(0.38)

Weighted average shares outstanding used to compute basic and diluted loss per share	25,801,729	23,514,846	18,378,450

The accompanying notes are an integral part of these statements.

EP MEDSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31,

	Common Stock Shares	Common Stock Amount	Preferred Stock Shares	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Other Comp- rehensive Income (Loss)	Receivable from Officer/ Treasury Stock	Accumulated Deficit	Total
Balance, December 31, 2002	15,098,736	$15,099	373,779	$618,161	$32,372,087	$613	$(100,000)	$(31,202,978)	$1,702,982

Issuance of common stock in connection with joint development contract, net of offering costs	1,270,944	1,271	—	—	2,461,194	—	—	—	2,462,465
Issuance of common stock in private placement including conversion of promissory note, net of offering costs	2,007,475	2,007	—	—	2,071,155	—	—	—	2,073,162
Conversion of convertible promissory bridge notes, beneficial conversion feature	—	—	—	—	1,000,000	—	—	—	1,000,000
Foreign currency translation	—	—	—	—	—	(178,341)	—	—	(178,341)
Issuance of common stock in private placement, net of offering costs	3,320,000	3,320	—	—	7,781,700	—	—	—	7,785,020
Issuance of common stock in connection with conversion of mortgage to equity including non-cash mortgage conversion costs of $222,084	476,234	476	—	—	971,609	—	—	—	972,085
Issuance of common stock in connection with Secured Convertible Note	40,000	40	—	—	99,960	—	—	—	100,000
Beneficial conversion feature in connection with Secured Convertible Note	—	—	—	—	486,147	—	—	—	486,147
Issuance of common stock in connection with exercise of warrants	794,790	795	—	—	1,323,317	—	—	—	1,324,112
Warrants issued in connection with promissory note	—	—	—	—	618,250	—	—	—	618,250
Issuance of common stock in connection with conversion of secured convertible note	90,000	90	—	—	229,410	—	—	—	229,500
Net Loss	—	—	—	—	—	—	—	(6,949,074)	(6,949,074)

Balance, December 31, 2003	23,098,179	$23,098	373,779	$618,161	$49,414,829	$(177,728)	$(100,000)	$(38,152,052)	$11,626,308

The accompanying note are an integral part of these statements

EP MEDSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Continued)

FOR THE YEARS ENDED DECEMBER 31,

	Common Stock Shares	Common Stock Amount	Preferred Stock Shares	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Other Comp- rehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Total
Balance, December 31, 2003	23,098,179	$23,098	373,779	$618,161	$49,414,829	$(177,728)	$(100,000)	$(38,152,052)	$11,626,308

Issuance of stock in connection with joint conversion of secured convertible note	694,314	695	—	—	1,744,742	—	—	—	1,745,437
Issuance of stock in connection with exercise of options	85,137	85	—	—	173,641	—	—	—	173,726
Issuance of stock, options and warrants in connection with clinical affairs consulting contracts	10,000	10	—	—	152,799	—	—	—	152,809
Issuance of common stock in private placement, net of offering costs	1,500,000	1,500	—	—	4,154,031	—	—	—	4,155,531
Acceleration of option vesting in connection with separation agreement	—	—	—	—	10,780	—	—	—	10,780
Foreign currency translation	—	—	—	—	—	(102,854)	—	—	(102,854)
Net loss	—	—	—	—	—	—	—	(4,410,263)	(4,410,263)
Balance, December 30, 2004	25,387,630	$25,388	373,779	$618,161	$55,650,822	$(280,582)	$(100,000)	$(42,562,315)	$13,351,474
Issuance of common stock in connection with conversion of preferred stock	387,946	388	(373,779)	(618,161)	617,773	—	—	—	—
Issuance of common stock in connection with exercise of options	194,600	195	—	—	389,595	—	—	—	389,790
Issuance of options in connection with clinical affairs consulting	—	—	—	—	171,000	—	—	—	171,000
Foreign currency translation	—	—	—	—	—	213,434	—	—	213,434
Net Loss	—	—	—	—	—	—	—	(5,773,074)	(5,773,074)

Balance, December 31, 2005	25,970,176	$25,971	—	—	$56,829,190	$(67,148)	$(100,000)	$(48,335,389)	$8,352,624

The accompanying notes are an integral part of these statements.

EP MEDSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2005	2004	2003
Cash flows from operating activities:
Net Loss	$(5,773,074)	$(4,410,263)	$(6,949,074)
Adjustments to reconcile net loss to net cash Used in operating activities:
Depreciation and amortization	784,012	784,901	685,690
Bad debt expense	76,000	113,354	62,878
Interest expense, debt conversion	—	—	1,000,000
Mortgage conversion expense	—	—	222,084
Change in value of warrants and amortization of beneficial conversion feature	45,222	299,451	315,204
Accretion of note discount	21,587	282,244	92,059
Deferred income taxes	—	397,720	40,852
Non cash expenses in connection with issuance of common stock and options for consulting agreements	171,000	163,589	—
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	886,649	(1,413,003)	340,676
Increase in inventories	(843,866)	(1,338,868)	(135,419)
Decrease (increase) in prepaid expenses and other assets	72,706	390,511	(507,333)
Increase (decrease) in accounts payable	114,471	144,907	(623,494)
(Decrease) increase in accrued expenses, deferred revenue, customer deposits and accrued interest	(8,778)	160,101	728,184

Net cash used in operating activities	$(4,454,071)	$(4,425,356)	(4,727,693)

Cash flows from investing activities:
Capital expenditures	(200,891)	(308,103)	(154,196)
Cash payments of patent costs	(113,261)	(171,863)	(15,191)

Net cash used in operating activities	$(314,152)	$(479,966)	$(169,387)

Cash flows from financing activities:
Payments under term notes payable	—	(2,200,000)	(1,000,000)
Proceeds from issuance of secured convertible debt	—	—	3,661,600
Decrease (increase) in restricted cash	—	1,000,000	(1,000,000)
Proceeds from issuance of common stock, net of offering costs	389,790	4,304,193	12,649,995

Net cash provided by financing activities	$389,790	$3,104,193	$14,311,595

Effect of exchange rate changes	213,434	(102,854)	(178,341)
Net (decrease) increase in cash and cash equivalents	(4,164,999)	(1,903,983)	9,236,174
Cash and cash equivalents, beginning of period	9,345,000	11,248,983	2,012,809

Cash and cash equivalents, end of period	5,180,001	$9,345,000	$11,248,983

Supplemental cash flow information:
Cash paid for interest	$191,579	$933,057	$93,690
Non-cash reclassification of assets from inventory to fixed assets	$567,936	$722,845	$414,499

The accompanying notes are an integral part of these statements.

EP MEDSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

EP MedSystems, Inc. (the “Company”) operates in a single segment. EP MedSystems develops, manufactures and markets a broad-based line of products for the cardiac electrophysiology market for the purpose of diagnosing, monitoring, visualizing and treating irregular heartbeats known as arrhythmias.

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

Cash and Cash Equivalents

EP MedSystems considers all short-term highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents approximates fair value.

Concentrations of Credit Risk

EP MedSystems is potentially subject to concentrations of credit risk with respect to its cash investments and trade accounts receivable. EP MedSystems invests its excess cash in institutional money market accounts.

EP MedSystems’ customer base for its products is primarily comprised of medical institutions and distributors throughout the United States and abroad. For certain transactions, EP MedSystems may require payment in advance or issuance of an irrevocable letter of credit.

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

Credit is extended based on evaluation of the customers’ financial condition. Accounts receivable payment terms vary and are stated in the financial statements at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the payment terms are considered past due. The allowance is determined by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, customers’ current ability to pay their obligations, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

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

Goodwill and Intangible Assets

Registration and legal fees associated with patent filings are capitalized and amortized over three years. Management reviews these assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets might not be recoverable. EP MedSystems has determined that, as of December 31, 2005 and 2004, no such assets have been impaired.

Goodwill represents the excess of the cost over the fair value of net assets acquired in business combinations. Currently, the Company operates as a single reporting unit. Goodwill and other “indefinite-lived” assets are not amortized and are subject to the impairment rules of Statement of Financial Accounting Standards No. 142 (“SFAS 142”) which the Company adopted effective as of January 1, 2002. Goodwill is tested for impairment on an annual basis or upon the occurrence of certain circumstances or events. The Company determines the fair market value of its reporting unit using quoted market rates and cash flow techniques. The fair market value of the reporting unit is compared to the carrying value of the reporting unit to determine if an impairment loss should be calculated. If the book value of the reporting unit exceeds the fair value of the reporting unit, an impairment loss is indicated. The loss is calculated by comparing the fair value of the goodwill to the book value of the goodwill. If the book value of the goodwill exceeds the fair value of goodwill, an impairment loss is recorded. Fair value of goodwill is determined by subtracting the fair value of the identifiable assets of a reporting unit from the fair value of the reporting unit. There were no impairment losses recorded in 2005 or 2004.

Revenue Recognition

EP MedSystems ships products to customers based on FOB shipping point and recognizes revenue from product sales on the date of shipment. Installation services are minimal and considered perfunctory. Payments received in advance of shipment of product are deferred until such products are shipped. EP MedSystems does not have royalty agreements that result in revenue to EP MedSystems. Royalties paid to third parties on product sales are included in the sales and marketing expense. EP MedSystems does not generally provide distributors or end-users with a general right to return products purchased.

EP MedSystems provides a one-year warranty on all of its electronic products and, in accordance with Statement of Financial Accounting Standard No. 5 “Accounting for Contingencies,” accrues for the estimated cost of providing this warranty at the time of sale. Further, the Company incurs discretionary costs to service its products in connection with product performance issues. The estimates of the future warranty costs are based on historical experience. A summary of warranty reserve activity follows:

	2005	2004	2003
Beginning balance	$331,000	$126,000	$71,000
Warranties	570,000	649,000	291,000
Warranty payments	(588,000)	(444,000)	(236,000)

Ending balance	$313,000	$331,000	$126,000

In addition to the standard one-year warranty provided on all products, EP MedSystems offers separately priced extended warranties. EP MedSystems recognizes revenue from these warranty contracts on a straight-line basis over the contract period in accordance with FASB Technical Bulletin 90-1 “Accounting for Separately Priced Product Warranties and Product Maintenance Contracts.”

Shipping and Handling Costs

In accordance with EITF 00-10: Accounting for Shipping and Handling Fees and Costs, the Company reflects freight costs associated with shipping its products to customers as a component of sales and marketing expenses. Total direct shipping costs incurred in 2005, 2004 and 2003 were approximately $299,000, $416,000 and $227,000, respectively. The Company records freight billed to customers in net sales on the Statement of Operations.

Research and Development

Research and development costs are expensed as incurred. Research and development costs consist of labor and direct and indirect material costs related to specific projects, as well as regulatory costs.

Stock Based Compensation

EP MedSystems accounts for stock options granted to employees and non-employee directors in accordance with the “intrinsic value” method set forth in Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees”, with supplemental pro forma disclosures of “fair value” as required by Statement of Financial Accounting Standards No. 123 (“SFAS No.123”), “Accounting for Stock Based Compensation.”

On December 16, 2004 the FASB issued SFAS No. 123(R), which is an amendment to SFAS No. 123. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion No. 25, and generally requires such transactions to be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements. This new standard is effective beginning in the first fiscal year beginning after June 15, 2005. In addition, this new standard will apply to unvested options granted prior to the effective date. We will adopt this new standard effective for the first quarter of 2006.

The Company will use the “modified prospective method” upon adoption and therefore not restate prior period results. Under the modified prospective method, awards granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123R. Unvested equity-classified awards that were granted prior to the effective date should continue to be accounted for in accordance with SFAS 123 except that amounts must be recognized in the consolidated statements of operations. The Company has not accelerated or modified the existing stock option plans to eliminate the recording of stock option expense as required by SFAS No. 123R.

The unrecognized compensation expense associated with unvested stock options was approximately $3,074,000 as of December 31, 2005, which will be amortized over an average period of approximately 5 years. The Company’s 2006 fiscal results are expected to include approximately $853,000 of additional pre-tax compensation expense as a result of the adoption of SFAS No. 123R.

EP MedSystems records the fair value of stock issuances to non-employees based on the market price on the date issued. The amount is expensed, capitalized or recorded as a reduction of paid-in capital, depending on the purpose for which the stock is issued. It is EP MedSystems’ policy to account for stock options granted to non-employees in accordance with Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and the fair value is measured using the Black-Scholes option pricing model under Statement of Financial Accounting Standard No. 123. See Shareholders’ Equity footnote for stock options issued to non-employees.

Had compensation costs for EP MedSystems’ stock option plans been determined consistent with SFAS No. 123 “Accounting for Stock-Based Compensation”, EP MedSystems’ proforma net loss and loss per share for 2005, 2004 and 2003 would have been as follows:

	2005	2004	2003
Net loss, as reported	$(5,773,071)	$(4,410,263)	$(6,949,074)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted since January, 1995, net of related tax effects	$(754,129)	$(559,575)	(423,730)

Pro forma net loss	$(6,572,200)	$(4,969,838)	$(7,372,804)

Loss per share:
Basic and diluted – as reported	$(0.22)	$(0.19)	$(0.38)

Basic and diluted – pro forma	$(0.25)	$(0.21)	$(0.40)

The fair value of these options is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants in fiscal 2005, 2004, 2003, respectively; expected volatility of 81.15%, 80.07%, 81.95%, weighted average risk-free interest rates of 4.22%, 3.56%, 3.27%, with expected life of 5 years and no anticipated dividends.

Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share since potential shares of common stock from the exercise of stock options and warrants are anti-dilutive for all periods presented. Accordingly, potential common shares of approximately 4,024,000, 4,386,000 and 4,917,000 for the years ended December 31, 2005, 2004 and 2003, respectively, have been excluded from the diluted per share calculation.

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

Comprehensive Income / Loss

For the years ended December 31, 2005, 2004 and 2003, components of comprehensive loss consisted of net loss and foreign currency translation adjustments. Comprehensive loss for the years ended December 31, 2005, 2004 and 2003 was $5,560,000, $4,513,000 and $7,127,000, respectively.

Foreign Currency Translation

In accordance with Statement of Financial Accounting Standard No. 52, “Foreign Currency Translation,” (“SFAS No. 52”), foreign denominated assets and liabilities are translated from Euros and British Pounds Sterling into U.S. dollars using the spot rate at the balance sheet date. Revenue and expenses are translated into U.S. dollars using the weighted average exchange rate for the respective year. Translation adjustments are recorded in Shareholders’ Equity as adjustments to accumulated other comprehensive income.

Also in accordance with SFAS No. 52, transaction gains and/or losses are incurred as a result of the changes between functional currency and the transaction denominated currency. These gains and/or losses are marked to the current exchange rate on a quarterly basis and included in expenses in the Statement of Operations. For the year ended December 31, 2005, the transaction losses were approximately $261,000. For 2004 and 2003, the transaction gains recorded were approximately $132,000 and $235,000, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The primary estimates used by management are in the determination of the allowance for doubtful accounts, inventory obsolescence reserve and warranty reserve. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, the estimates may ultimately differ from actual results.

Fair Value of Financial Instruments

The carrying value of EP MedSystems’ financial instruments, including accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their short maturities. Based on borrowing rates currently available to EP MedSystems for loans with similar terms, the carrying value of the long-term debt also approximates fair value. The Company had not entered into any derivative financial instruments for hedging or other purposes.

3.	Inventories

Inventories consist of the following:

	December 31,
	2005	2004
Raw materials	$1,531,746	$1,201,449
Work in progress	538,567	516,893
Finished goods	1,367,470	1,399,511
Reserve for obsolescence	(214,000)	(170,000)

	$3,223,783	$2,947,853

4.	Property and Equipment

Property and equipment consist of the following:

	December 31,
	2005	2004
Land	$69,738	$69,738
Buildings and improvements	1,042,664	1,037,674
Leasehold improvements	143,815	132,298
Machinery and equipment	5,188,405	4,514,870
Furniture and fixtures	317,624	232,441

	$6,762,246	$5,987,021
Less: accumulated depreciation	(4,472,751)	(3,763,600)

	$2,289,495	$2,223,421

5.	Intangible Assets

Intangible assets consist of the following:

	December 31,
	2005	2004
Goodwill	$774,099	$774,099
Less: accumulated amortization	(432,369)	(432,369)

	$341,730	$341,730

	December 31,
	2005	2004
Other intangible assets	$481,910	$368,650
Less: accumulated amortization	(291,746)	(210,488)

	$190,164	$158,162

At December 31, 2005 and 2004 other intangible assets consist of patent costs, which are expected to be amortized as follows:

2006	$97,348
2007	80,280
2008	12,536

6.	Commitments and Contingencies

Operating Leases

EP MedSystems leases office space in the United Kingdom, France and the Netherlands to support European and Asian sales and service. The Company owns its executive offices and its manufacturing facility in West Berlin, New Jersey, and leases additional office and warehouse space nearby. The rent expense associated with office and warehouse leases was approximately $104,000, $67,000 and $53,000 in 2005, 2004, and 2003, respectively. Additionally, EP MedSystems also leases certain office equipment for periods extending through 2008.

The aggregate future commitment for minimum rentals as of December 31, 2005 is as follows:

2006	$119,000
2007	114,000
2008	72,000
2009	4,000

Employee Life Insurance

EP MedSystems has a key man life insurance policy for $500,000 covering the Vice President of Engineering, for which it is the beneficiary.

Suppliers

The Company outsources the manufacture of some components of its products. Some of these arrangements are sourced from one supplier.

7.	Notes payable

On November 15, 2000, EP MedSystems, Inc. completed a debt financing for $3.2 million with Medtronic Asset Management, Inc., an affiliate of Medtronic, Inc., and one of EP MedSystems’ shareholders. Approximately $2.3 million was utilized to repay outstanding amounts on EP MedSystems’ revolving credit facility. The principal and all accrued interest on the note was to be repaid on November 15, 2003 and the note was secured by a pledge by David A. Jenkins, the Company’s President, Chief Executive Officer, Chief Operating Officer and Chairman of the Board of Directors, of shares of common stock of a privately-held corporation. On March 12, 2003, the due date of the note was extended to April 1, 2004. In connection with the extension, the Company paid $1 million of the note upon receipt of certain equity proceeds and increased the interest rate to the prime rate plus 3%. The prime rate was 4% at December 31, 2003. EP MedSystems had accrued approximately $728,000 of interest expense as of December 31, 2003. In February 2004, the principal amount of this note along with all accrued interest was repaid in full.

On November 21, 2002, the Company signed a $750,000 mortgage note on its facility in West Berlin, New Jersey. Interest was payable quarterly at 8% and the note was collateralized by the building. The note was convertible into common stock of the Company at escalating amounts over its three year term as follows:

•	November 21, 2002 through December 31, 2003 convertible at $2.14 per share

•	January 1, 2004 through December 31, 2004 convertible at $2.50 per share

•	January 1, 2005 through December 31, 2005 convertible at $3.00 per share

On April 2, 2003, the holders of the mortgage notes, which were secured by the $750,000 mortgage on EP MedSystems’ facility in West Berlin, converted an aggregate of $375,000 of the mortgage notes into 300,000 shares of common stock of EP MedSystems. In connection with the conversion, the Company reduced the conversion price from $2.14 per share to $1.25 per share, which resulted in the recording of a non-cash mortgage conversion charge of $222,084. On June 30, 2003, the holders of the mortgage notes converted the final portion of the mortgage notes into 175,234 shares of common stock at a conversion price of $2.14 as stated in the agreement.

On December 30, 2002, the Company issued convertible promissory bridge notes, in an aggregate amount of $1,000,000, to EGS Private Healthcare Partnership L.P. and EGS Private Healthcare Counterpart L.P. (the “EGS Entities”). The maturity date of those promissory notes was June 30, 2003, and interest accrued at 10% per annum, payable upon maturity. In connection with that financing, the Company issued warrants to the EGS Entities to purchase an aggregate of 50,000 shares of the common stock of the Company at 105% of the closing trading price of its common stock on December 30, 2002. On January 31, 2003, the Company issued common stock in a private placement. The entire principal amount of the promissory notes issued to the EGS Entities and all accrued and unpaid interest thereon were converted into 819,783 shares of common stock and warrants to purchase 327,913 shares of the common stock of the Company in and on the same terms as the private placement. In connection with the conversion, the warrants to purchase 50,000 shares of common stock issued to the EGS Entities on December 30, 2002 were cancelled. The Company recorded a $1,000,000 non-cash charge in connection with the conversion. The charge is for interest expense in connection with the conversion of the convertible promissory bridge notes as a result of certain beneficial conversion features and the intrinsic value of embedded conversion options within the promissory notes. A managing member of the EGS Entities is also a member of the Board of Directors of the Company.

On August 28, 2003, the Company issued a Secured Convertible Note (the “Convertible Note”) to Laurus Master Fund, Ltd. (“Laurus”) and entered into a related Security Agreement with Laurus, pursuant to which Laurus provided the Company with a $4,000,000 revolving asset-based credit facility in the form of a three-year Convertible Note secured by the accounts receivable, inventory, real property and other assets of the Company, other than intellectual property.

At the closing of the transaction, the Company issued the Convertible Note to Laurus having a principal amount of $4,000,000 and received net proceeds of $2,661,600. An additional $1,000,000 of the Convertible Note was previously restricted and those restrictions were released during the third quarter of 2004. The balance of the proceeds was used to pay fees incurred in connection with this transaction. Deferred financing fees are being amortized over the life of the Convertible Note using the effective interest method. In addition, the Company paid a portion of the fees payable to an intermediary, Biscayne Capital Markets, Inc. (“Biscayne”), in 40,000 shares of the Company’s Common Stock having a market value on the date of closing of this transaction equal to $100,000. The net proceeds of the Convertible Note was used by the Company for working capital purposes and payment of outstanding debt.

The portion of the Convertible Note against which Laurus advances funds based on the Company’s accounts receivable bears interest at the prime rate, with a floor of 4%, and the balance (the “Advance Amounts”) bears interest at the prime rate plus 2%, effective interest rate of 21% for the year ended December 31, 2005, including accretion of debt discount and amortization of the beneficial conversion feature. One half of Advance Amounts outstanding on February 28, 2005 was required to be repaid on or before that date. However, there were no Advance Amounts on that date, as the net collateral exceeded the principal amount outstanding on the Convertible Note. The remaining balance of the Advance Amounts outstanding on the date of the closing was required to be repaid on or before August 28, 2006. On November 9, 2005, the Convertible Note’s maturity date was extended to February 28, 2008. The Company evaluated the impact of the change in the maturity date on the present value of the cash flows of the Convertible Note in conjunction with EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” This EITF provides guidance when a modification of a debt instrument should be considered an extinguishment. The change in the present value of the modification did not meet the criteria to be treated as an extinguishment. The Company, subject to certain rights of cancellation, may extend the credit facility by Laurus, on a year-by-year basis, commencing February 28, 2008. The Company may repay in cash, without penalty, up to $500,000 of the Convertible Note in any one calendar year, plus all Advance Amounts.

Subject to certain volume limitations and other conditions, all or a portion of the Convertible Note was convertible into the Common Stock of the Company at the Company’s option if the market price of the Company’s

Common Stock reached a level, for 11 consecutive trading days, which is above 120% of $2.55 (the “Fixed Conversion Price”), which through December 14, 2004 was $2.55 and which was a price in excess of the market price of the Company’s Common Stock on the date of closing. Subject to certain volume limitations and other conditions, Laurus has the option to convert all or a portion of the Convertible Note into shares of the Company’s Common Stock at the Fixed Conversion Price.

Following the conversion into the Company’s Common Stock by the Company and/or Laurus of an aggregate of $2,000,000 of the principal amount of the Convertible Note (a “Conversion Event”), the Fixed Conversion Price will be adjusted upward to a price which is 115% of the average of the closing price of the Company’s Common Stock for the three trading days prior to the Conversion Event. On December 15, 2004, the balance of the first $2,000,000 of the principal amount was converted into shares of the Company’s common stock. The fixed conversion price was adjusted upwards from $2.55 to $4.20, on the remaining $2,000,000 principal balance. Subject to certain limitations, including the repayment obligations with respect to Advance Amounts described above, the dollar amounts of the Convertible Note converted may be re-borrowed.

The Fixed Conversion Price is subject to adjustment, with customary exceptions and on a weighted-average basis, in connection with sales of the Company’s securities below the Fixed Conversion Price then in effect, and is also subject to adjustment for stock splits, combinations, stock dividends and similar events. As part of the credit facility transaction, Laurus and the intermediary also received warrants to purchase an aggregate of 240,750 shares of the Company’s Common Stock (the “Warrants”), with exercise prices set as follows: $2.93 per share for the purchase of up to the first 133,750 shares, $3.19 per share for the purchase of up to the next 80,250 shares, and $3.70 per share for the purchase of up to the final 26,750 shares. The expiration date of the warrant is August 28, 2010. The exercise price of the warrants and the number of shares underlying the warrants are subject to adjustments for stock splits, combinations, stock dividends and similar events.

In October 2003, the Company registered, under the Securities Act of 1933, as amended, 1,500,000 shares of its Common Stock which may be received by Laurus upon conversion of the Convertible Note and exercise of the Warrant and the remaining 293,628 of such shares were registered in November of 2004.

In accordance with the provisions of Emerging Issues Task Force (EITF) Issue 00-27, “Application of EITF Issue No. 98-5 ‘Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios’, to Certain Convertible Securities”, the allocated value of the Convertible Note contained a beneficial conversion feature calculated based on the difference between the effective conversion price of the proceeds allocated to the Convertible Notes and the Warrants at the date of issuance. The amount arising from the beneficial conversion feature aggregated approximately $486,000 and is being amortized as interest expense from the date of the issuance of the Convertible Note to the mandatory redemption date of February 28, 2008. The Company valued the Convertible Note and the Warrants at issuance. The fair value of the Warrants at the time of issue was $407,500. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the Company marked the Warrants to market at September 30, 2003 incurring a non-cash charge of $264,000. The registration rights agreement associated with the Convertible Note was amended on November 25, 2003 and, as a result, the amount associated with the Warrants was transferred to equity. The Company marked the Warrants to market at the date of the amendment which reduced the overall expense to $210,750 for the year ended December 31, 2003. The net carrying value of the Convertible Note, after allocation of the fair value of the Warrants is being accreted to interest expense over the term of the Convertible Note using the effective interest method.

The maturities on long-term debt consists of the following at December 31, 2005:

2005	$—
2006	$—
2007	$—
2008	$1,980,198

$1,980,198

The maturities above are net of $19,802 in discount of the Convertible Note at December 31, 2005.

8.	Shareholders’ Equity

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

During the year ended December 31, 2001, EP MedSystems consummated the private sale and issuance of Series A convertible preferred stock to Medtronic, Inc. (“Medtronic”). In 2002, Medtronic converted a portion of its preferred stock into shares of common stock of the Company. At December 31, 2004 and 2003, Medtronic held 373,779 of the Company’s Series A Preferred Shares which were convertible into 387,946 shares of common stock of the Company at the option of Medtronic or the Company in accordance with the terms of the agreement with Medtronic, Inc. The Series A Preferred Shares have a liquidation preference of $2.048 per share. During the first quarter of 2005, Medtronic converted their preferred shares into 387,946 shares of common stock of the Company.

Common Stock

EP MedSystems is authorized to issue 40,000,000 shares of common stock, no par value, $.001 stated value per share, of which a total of 25,970,176 and 25,387,630 shares were issued and 50,000 shares were held in Treasury Stock at December 31, 2005 and 2004, respectively.

On September 5, 2002, EP MedSystems entered into a stock purchase agreement and license agreement with Boston Scientific Corporation (“BSC”) in connection with a strategic joint development project. Following the completion of the development, which occurred in the third quarter 2003, EP MedSystems has marketing rights to the technology and will pay royalties to BSC based on the market value of the technology at the time of sale of the product. The stock purchase agreement with BSC allowed for the sale of up to $3,000,000 of common stock based on the achievement by the Company of milestones in the development of certain cardiac electrophysiology technology. The common stock was sold at the lesser of the ten-day trailing average trading price per share prior to the closing of each installment purchase, and $5.00 per share. Upon signing of the agreement, EP MedSystems received $500,000 for 210,084 shares issued at the ten-day trailing average trading price of $2.38 per share. On February 4, 2003, the Company issued 311,915 shares of common stock in exchange for $500,000. These shares were registered for resale on Form S-3 on April 2, 2003. On April 21, 2003, the Company issued 357,398 shares of common stock in exchange for another payment of $500,000. During the third quarter of 2003, the Company issued 601,631 shares of common stock in exchange for the final payments totaling $1,500,000.

On January 31, 2003, the Company completed a $2,470,000 private placement of its common stock to various accredited investors. The Company issued 2,007,475 shares of its common stock for a purchase price of $1.23 per share and warrants to purchase 802,990 shares of common stock at an exercise price per share of 110% of the closing trading price on the date of closing of that transaction, which was $1.6943. In the private placement, the Company received approximately $1,570,000 in cash, net of offering costs. The balance of the private placement included the conversion of the entire principal amount of, and accrued interest on, the promissory notes from the EGS Entities into common stock of the Company and the securities issued in that private placement were issued on the same terms and conditions as those of the other investors. In connection with that conversion, the 50,000 warrants issued to the EGS Entities on December 30, 2002 were cancelled in 2003 and the Company recorded a $1,000,000 non-cash charge in connection with the conversion. The charge is for interest conversion expense associated with certain beneficial conversion features and the intrinsic value of embedded conversion options within the promissory notes. The Company had the right, with prior notice to the holders of the warrants, to repurchase the warrants issued in connection with the private placement at $.01 per warrant at any time after the average closing price of the Company’s common stock, for any twenty consecutive trading days, has equaled or exceeded $2.54. In July of 2003, the closing price requirement for repurchase of the warrants was met, notice to repurchase the warrants was given to the warrant holders by the Company, and 794,790 shares of common stock were issued upon exercise of these warrants. In April 2003, the Company completed an additional $210,000 private placement of 120,000 shares of its common stock to various accredited investors.

On April 4, 2003, the principal amount of, and all accrued and unpaid interest on, the note receivable from a Company officer were repaid by that officer through return to treasury of the 50,000 shares of common stock to the

Company, which collateralized that loan. The market price of the Company’s common stock on the date of such return was $2.08. The shares are recorded on the balance sheet under the caption “Treasury stock.”

On December 23, 2003, the Company completed an $8,200,000 private placement of its common stock to various accredited investors. The Company issued 3,200,000 shares of its common stock at a purchase price of $2.56 per share.

In May of 2004, the Company engaged a physician as a consultant to head its clinical affairs department. In connection with that agreement, the Company issued 10,000 shares of the Company’s common stock to the physician and granted the physician an option to purchase 10,000 shares of the Company’s common stock which vests three years from the date of grant. Also in connection with the agreement, the Company granted the physician an option to purchase 40,000 shares of the Company’s common stock which vests in equal installments over three years. The exercise price of each of the options was the fair market value of the Company’s common stock on the date of the grant. The transactions were accounted for in accordance with Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The fair value was measured using the Black-Scholes option pricing model under Statement of Financial Accounting Standard No. 123 using the following assumptions for the grant as follows: risk free rate: 3.07%, 10 year life, and a volatility percentage of 83.86%.

During 2005, three additional options to purchase shares of the Company’s common stock were issued to this physician consultant in the amounts of 40,000, 40,000 and 100,000 shares of common stock respectively, on which the exercise price of the options was the fair market value of the Company’s common stock on the date of the grant. With respect to the two 40,000 option issuances, they vest in equal installments over three years and the Company expensed $171,000 representing the fair value of the options measured using the Black-Scholes option pricing model for each grant as follows: risk free rate of 3.77% and 4.33%; 10 year live, and volatility percentage of 77.98% and 81.1%. The issuance of an option in the amount of 100,000 shares of the Company’s common stock did not meet the criteria for expensing in 2005 and vests from the date of issuance through March 31, 2006 with the receipt by the Company of provisional patent applications.

In October 2004, the Company engaged a physician as a consultant to manage a clinical study. In connection with that agreement, the Company granted the physician a warrant to purchase 10,000 shares of the Company’s common stock which vested immediately. The exercise price of the warrants was the fair market value of the Company’s common stock on the date of the grant. The transaction was accounted for in accordance with Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The fair value was measured using the Black-Scholes option pricing model under Statement of Financial Accounting Standard No. 123 using the following assumptions: risk free rate of 3.36%, 10 year life, and a volatility percentage of 77.25%.

On December 15, 2004, the Company completed a $4,500,000 private placement of its common stock to two accredited investors. The Company issued 1,500,000 shares of its common stock at a purchase price of $3.00 per share.

9.	Stock Option Plans

1995 Long Term Incentive Plan

EP MedSystems’ 1995 Long Term Incentive Plan (the “1995 Incentive Plan”) was adopted by the Board of Directors and shareholders in November 1995. On November 5, 1999, the Shareholders approved an amendment increasing the number of shares available under the Plan from 700,000 to 1,000,000. The 1995 Incentive Plan provides for grants of “incentive” and “non-qualified” stock options to employees of EP MedSystems. The 1995 Incentive Plan is administered by the Compensation Committee, which determines the optionees and the terms of the options granted, including the exercise price, number of shares subject to the options and the exercisability thereof. The 1995 Incentive Plan terminated on November 30, 2005. No further options may be issued under the plan.

1995 Director Option Plan

EP MedSystems’ 1995 Director Option Plan (the “1995 Director Plan”) was adopted by the Board of Directors and the shareholders in November 1995. A total of 180,000 shares of common stock of EP MedSystems are available for issuance under the 1995 Director Plan. The 1995 Director Plan provides for grants of director options to eligible directors of EP MedSystems and for grants of advisor options to eligible members of the Scientific Advisory Board of EP MedSystems. Each of the director options and the advisor options are exercisable at the rate of 1,000 shares per month, commencing with the first month following the date of grant. The terms of these options are five years. The 1995 Director Plan terminated on November 30, 2005. No further options may be issued under the plan.

2002 Option Plan

EP MedSystems’ 2002 Stock Option Plan (the “2002 Plan”) was approved by the Shareholders in August 2002 and amended in December 2004. A total of 1,000,000 shares of the common stock of the Company are reserved for issuance under this Plan. The 2002 Plan provides for grants of incentive stock options to employees of EP MedSystems. The 2002 Plan is administered by the Compensation Committee. The 2002 Plan will terminate on August 29, 2012, unless terminated earlier by the Board of Directors.

During the second quarter of 2004, in connection with a separation agreement with one of the Company’s employees, there was an acceleration of the vesting of certain options. In connection with the accelerated vesting, the Company recorded an expense in accordance with FIN44, “Accounting for Certain Transactions Involving Stock Compensation.”

2006 Stock Option Plan

EP MedSystems’ 2006 Stock Option Plan (the “2006 Plan”) was approved by the Shareholders in December 2005. A total of 1,000,000 shares of the common stock of the Company are reserved for issuance under this Plan. The 2006 Plan provides for grants of incentive stock options to employees of EP MedSystems. The 2006 Plan is administered by the Compensation Committee. The 2006 Plan will terminate on October 21, 2015, unless terminated earlier by the Board of Directors.

2006 Director Option Plan

EP MedSystems’ 2006 Director Option Plan (the “2006 Director Plan”) was adopted by the Board of Directors in October 2005 and the shareholders in December 2005. A total of 1,000,000 shares of common stock of EP MedSystems are available for issuance under the 2006 Director Plan. The 2006 Director Plan provides for grants of director options to eligible directors of EP MedSystems and for grants of advisor options to eligible members of the Scientific Advisory Board of EP MedSystems. Each of the director options and the advisor options are exercisable at the rate of 1,000 shares per month, commencing with the first month following the date of grant. The terms of these options are five years. The 2006 Director Plan will terminate on October 21, 2015, unless terminated earlier by the Board of Directors.

For the year ended December 31, 2005 and 2004 two non-employee holders of stock options exercised their options.

At December 31, 2005, 2004, and 2003, EP MedSystems had 4,055,000, 2,577,063, and 1,935,200 shares, respectively, of common stock reserved for stock options under all plans. All stock options granted by EP MedSystems, were granted at exercise prices not less than the current fair market value of EP MedSystems’ common stock on the date of grant, as determined by the Board of Directors or the fair market value on the date of grant. The Board of Directors of the Company has approved immediate vesting in the event of a change in control.

Information relating to stock options is as follows:

	Number of Option	Options Price Range	Weighted Average Exercise Price
Outstanding at December 31, 2002	1,431,379	$1.91 - $4.19	$2.46
Granted	470,550	$1.32 - $3.90	$2.31
Exercised	—	—	—
Forfeited/Expired	(314,519)	$1.34 - $4.13	$2.75

Outstanding at December 31, 2003	1,587,410	$1.32 - $4.13	$2.35

Granted	576,500	$2.48 - $3.56	$2.61
Exercised	(85,137)	$1.32 - $2.88	$2.09
Forfeited/expired	(160,315)	$1.32 - $3.75	$2.44

Outstanding at December 31, 2004	1,918,458	$1.32 - $4.13	$2.60

Granted	940,000	$2.49-$3.73	$2.96
Exercised	(194,750)	$1.90-$2.60	$2.00
Forfeited/Expired	(367,000)	$1.91-$4.13	$2.37

Outstanding at December 31, 2005	2,296,708	$1.32-$4.25	$2.83

Exercisable at December 31, 2005	830,122	$1.32-$4.25	$2.72

Under SFAS No. 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions in 2005, 2004 and 2003, respectively:

	2005	2004	2003
Risk free interest rate	4.22%	3.56%	3.27%
Expected life	5 years	5 years	5 years
Volatility	81.15%	80.07%	81.95%
Weighted average fair value of options granted during the year	$2.01	$3.15	$1.94
Expected dividends	—	—	—

The following table summarizes information about stock options outstanding at December 31, 2005:

Options Outstanding				Options Exercisable
Range of exercise prices	Number outstanding at December 31, 2005	Weighted average contractual life	Weighted average exercise price	Number Exercisable at December 31, 2005	Weighted average exercise price
$1.32-$1.90	108,500	6.5	$1.47	64,100	$1.51
$2.00-$3.00	1,403,750	8.3	$2.60	525,500	$2.44
$3.03-$4.25	784,458	6.1	$3.45	240,522	$3.64

	2,296,708			830,122

10.	Industry Segment and Geographic Information

EP MedSystems manages its business on the basis of one reportable segment—the manufacture and sale of cardiac electrophysiology products. EP MedSystems’ chief operating decision makers use consolidated results to make operating and strategic decisions.

The following table sets forth product sales by geographic segment as of December 31,

	2005	2004	2003
United States	$12,917,000	$12,751,000	$5,922,000
Europe/Middle East	1,912,000	2,607,000	2,604,000
Asia and Pacific Rim	1,840,000	1,011,000	1,477,000

	$16,669,000	$16,369,000	$10,003,000

Sales of EP MedSystems’ cardiac electrophysiology devices and related catheters aggregated $14,861,000 and $1,808,000 in 2005, $14,962,000 and $1,407,000 in 2004 and $8,780,000 and $1,223,000 in 2003, respectively. EP MedSystems’ long-lived assets are primarily located in the U.S. No one foreign country was material to the Company’s sales in 2005.

Net sales for the year ended December 31, 2005 were billed in two currencies: $16,201,000 in U.S. dollars and $468,000 in Euros. Management has determined that the impact of foreign currency risk on sales is minimal since a majority of sales are billed in U.S. dollars. EP MedSystems does incur translation gains and losses, which are recorded in Shareholders’ Equity.

11.	Employee Benefit Plan

During 1997, EP MedSystems established an employee 401(k)-salary deferral plan that allows contributions by all eligible full time employees. Eligible employees may contribute up to 15% of their respective compensation, subject to statutory limitations, and EP MedSystems may match a percentage of employee contributions at the discretion of the Board of Directors. During the years ended December 31, 2005, 2004 and 2003, no matching contributions were made to the plan.

12.	Income Taxes

EP MedSystems accounts for income taxes in accordance with the provisions of Statement of Financial Account Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 requires EP MedSystems to recognize income tax benefits for the loss carryforwards, which have not previously been recorded. At December 31, 2005, 2004 and 2003, a valuation allowance has been recognized to offset all but a portion of deferred tax assets related to these carryforwards. The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

	December 31,
	2005	2004	2003
Allowance for doubtful accounts	$84,400	$55,716	$39,444
Inventory reserves	84,545	68,392	63,304
Intangible asset amortization	(235,025)	(216,554)	(155,221)
Depreciation	166,124	53,905	130,748
Accrued liabilities	350,795	224,849	86,408
Net operating loss carryforwards	14,983,125	13,435,067	11,953,308
Research and development credit	548,183	548,183	548,183
Write-down of EchoCath investment	560,000	560,000	560,000
Write-off of note receivable	43,000	43,000	43,000
Deferred warranty income	318,354	338,592	256,712
Other	111,851	103,265	90,285

	17,015,352	15,214,415	13,616,171
Less: Valuation allowance	(17,015,352)	(15,214,415)	(13,218,451)

	$—	$—	$397,720

Income Tax Benefit consists of the following:

	Year Ended December 31,
	2005	2004	2003
Current	$(290,128)	$(858,198)	$(438,000)
Deferred	—	397,720	40,280

Total	$(290,128)	$(460,478)	$(397,720)

At December 31, 2005, 2004, and 2003, EP MedSystems had approximately $42,397,000, $37,794,000 and $34,057,000, respectively, of federal net operating loss carryforwards available to offset future income. The federal carryforwards expire between 2009 and 2025. Due to ownership changes that occurred, as defined by Section 382 of the Internal Revenue Code, EP MedSystems may be limited in the use of net operating losses generated prior to the changes in ownership in each year following the change in ownership. Additionally, EP MedSystems may have experienced subsequent changes in ownership, as defined by Section 382, resulting in additional limitations in EP MedSystems’ ability to utilize certain net operating losses.

During the years ended December 31, 2005, 2004, and 2003, the Company received approval to sell a portion of its unused cumulative New Jersey Net Operating Loss (“NOLs”) carryforwards under the State of New Jersey’s Technology Business Tax Certificate Transfer Program (the “Program”). The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of NOL carryforwards and defined research and development credits for cash. The Company received approval to sell NOLs of EP MedSystems and ProCath statutory entities in November 2005, 2004, and 2003, respectively. The Company entered into contracts to sell those NOL’s for approximately $290,000, $460,000, and $398,000 in December 2005, 2004, and 2003, respectively. Accordingly, the Company has adjusted its valuation allowance to reflect net deferred tax asset of $398,000 as of December 31, 2003. In 2004 and 2005, the Company had received the proceeds from the sale of the NOL carryforwards prior to year end and therefore no net deferred tax asset balance is reflected on the balance sheet.

A reconciliation of EP MedSystems’ effective tax rate is as follows:

	Year Ended December 31,
	2005	2004	2003
Federal statutory rate	(34.0%)	(34.0%)	(34.0%)
Increase (reduction) in income taxes resulting from:
Benefit from sale of state net operating loss	(4.8%)	(9.5%)	(5.4%)
Change in valuation allowance	29.7%	30.0%	32.6%
Other	4.3%	4.0%	1.4%

Effective Tax Rate	(4.8%)	(9.5%)	(5.4%)

13.	Recently Issued Accounting Standards

In November 2004, the FASB issued SFAS No. 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “ . . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges . . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. At this time, management does not believe the adoption of this Statement will have any immediate material impact on the Company’s results of operation, financial position or cash flow.

On December 16, 2004 the FASB issued SFAS No. 123(R), Share-Based Payment, which is an amendment to SFAS No. 123, Accounting for Stock-Based Compensation. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires such transactions to be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements. This new standard is effective beginning in the first fiscal year beginning after June 15, 2005. In addition, this new standard will apply to unvested options granted prior to the effective date. We will adopt this new standard effective for the first quarter of 2006. The Company will use the “modified prospective method” upon adoption and therefore not restate prior period results. Under the modified prospective method, awards granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123R. Unvested equity-classified awards that were granted prior to the effective date should continue to be accounted for in accordance with SFAS 123 except that amounts must be recognized in the consolidated statements of income. The Company has not accelerated or modified the existing stock option plans to eliminate the recording of stock option expense as required by SFAS No. 123R.

The unrecognized compensation expense associated with unvested stock options was approximately $3,074,000 as of December 31, 2005, which will be amortized over an average period of approximately 5 years. The Company’s 2006 fiscal results are expected to include approximately $853,000 of additional pre-tax compensation expense as a result of the adoption of SFAS No. 123R.

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

In December 2004, the FASB issued two FASB Staff Positions (FSP) regarding the accounting implications of the American Jobs Creation Act of 2004. The adoption of FAS No. 109-1, “Application of FASB Statement No. 109 ‘Accounting for Income Taxes’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” and FSP No. 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” did not materially affect the Company’s effective tax rate in 2005.

At its September 29-30, 2004, meeting, the FASB reached a conclusion on Emerging Issues Task Force (EITF) Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share”, that contingently convertible debt instruments will be subject to the if-converted method under FASB Statement No. 128 (SFAS No. 128), Earnings Per Share, regardless of the contingent features included in the instrument. Under current practice, issuers of contingently convertible debt instruments exclude potential common shares underlying the debt instruments from the calculation of diluted earnings per share until the market price or other contingency is met. Due to the losses incurred for the year, the Company’s diluted net loss per share does not differ from basic net loss per share, since potential shares of common stock issuable upon the conversion of the convertible debt are anti-dilutive for all periods presented and the adoption of Issue 04-8 had no impact on our results of operations. EITF 04-8 could have a future impact on the Company’s results of operations in the event that the potential shares of common stock issuable upon conversion of the convertible debt were included in the diluted earnings per share calculation.

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

The Company’s $3.2 million note with Medtronic, Inc., a shareholder in EP MedSystems, was secured by a pledge of certain shares of stock in a privately held company owned by David A. Jenkins, EP MedSystems’ President, Chief Executive Officer, Chief Operating Officer and Chairman of the Board of Directors. In February 2004, the principal amount of this note, together with all accrued interest, was repaid in full.

In May 2000, EP MedSystems loaned $100,000 to one of its officers to finance his exercise of fully vested options. This recourse loan bore interest at the Federal Fund rate and was collateralized by 50,000 shares of EP MedSystems’ common stock. Principal and any accrued interest was due and payable on May 23, 2003. On April 4, 2003, the principal amount of, and all accrued and unpaid interest on, the note receivable from a Company officer were repaid by that officer through return to treasury of the 50,000 shares of common stock to the Company, which collateralized that loan. The market price of the Company’s common stock on the date of such return was $2.08. The shares are recorded on the balance sheet under the caption “Treasury stock.”

On May 12, 2005, the Board of Directors approved Senior Management Incentive Agreements with each of six senior officers. Those senior officers are Matthew C. Hill, Chief Financial Officer and Secretary, C. Bryan Byrd, Vice President, Engineering and Manufacturing, John Huley, Vice President, Sales, Thomas Maguire, Vice President, Regulatory and Quality Assurance, Richard Gibbons, Director of Operations, and Kristine Fuimaono, Director of Marketing. The agreements provide that if the senior officer is employed with EP MedSystems immediately prior to a “change of control” (as defined in the agreements) of EP MedSystems, EP MedSystems will pay to each of the senior officers an amount equal to two times the senior officer’s annual base salary (which excludes any incentive pay, premium pay, commissions, overtime, bonuses and other forms of variable compensation). The agreements also confirm our policy previously approved by our Board of Directors that all options to purchase common stock of EP MedSystems granted to our employees (including all senior officers) will vest immediately prior to a change of control. The incentive agreements also provide that if a senior officer’s benefits under the incentive agreement would result in an Internal Revenue Code Section 280C(b)(1) “parachute payment,” such senior officer will receive an additional amount not to exceed 20% of the amount of the payments and benefits otherwise payable to the senior officer upon the occurrence of a change in control. All senior officers are employed by EP MedSystems on an “at-will” basis and none of the senior officers has an employment agreement with EP MedSystems.

15.	Quarterly Financial Data (Unaudited)

	Fiscal Year Ended December 31, 2005
	Net Sales	Gross Profit	Net Loss	Net Earnings Per Basic Diluted Share (1)
	(in thousands, except per share information)
1st Quarter	$3,476	$2,198	$(1,408)	$(.05)
2nd Quarter	4,754	3,005	(1,161)	(.05)
3rd Quarter	4,270	2,678	(1,849)	(.07)
4th Quarter	4,169	2,368	(1,355)	(.05)

Total	$16,669	$10,249	$(5,773)	$(.22)

	Fiscal Year Ended December 31, 2004
	Net Sales	Gross Profit	Net Loss	Net Earnings Per Basic Diluted Share (1)
	(in thousands, except per share information)
1st Quarter	$2,884	$1,671	$(1,466)	$(.06)
2nd Quarter	3,588	2,012	(1,748)	(.07)
3rd Quarter	4,677	2,801	(710)	(.03)
4th Quarter	5,220	3,222	(486)	(.03)

Total	$16,369	$9,706	$(4,410)	$(.19)

(1)	Total of quarterly amounts do not necessarily agree to the annual report amounts due to separate quarterly calculations of weighted average shares outstanding.

16.	Commitments and Contingencies

Export Compliance

During the second quarter of 2005, the Company received an Administrative Subpoena from the Bureau of Industry and Security of the United States Department of Commerce (the “Department of Commerce”) seeking production of records and documents relating to the sale and/or export of the Company’s products to Iran and to Syria. In the third quarter of 2005, the Company was informed that the United States Attorney’s Office for the District of New Jersey had commenced a criminal investigation into the same matter. In March 2006, the United States Attorney’s Office informed the Company that it will not prosecute the Company in connection with this matter.

In a letter dated August 16, 2005, the Company was informed by the Philadelphia District Office of the Securities and Exchange Commission (the “SEC District Office”) that the Securities and Exchange Commission (the “Commission”) is conducting a confidential, informal inquiry to determine whether there have been violations of certain provisions of the federal securities laws in connection with the Company’s financial and accounting reporting, including relating to disclosures the Company made in its Form 8-K filed with the Commission on August 12, 2005 regarding ongoing government investigations of sales by the Company of its products to Iran.

The Company is cooperating fully with the federal government in connection with these matters.

Based on the Company’s investigation of these matters to date, management believes that a limited number of the Company’s heart monitor systems were distributed to medical facilities in Iran in prior periods without United States governmental authorization. We believe the aggregate revenues generated by these transactions were not material to the Company’s cumulative financial results during the period in which such transactions occurred, and the Company has taken steps to implement certain control procedures designed to prevent the Company’s products or services from being provided to any foreign countries in violation of applicable law.

The fact that certain of the Company’s heart monitor systems were distributed to medical facilities in Iran without United States government authorization was voluntarily disclosed by the Company in 2003 to the Department of Commerce and to the Office of Foreign Assets Control of the United States Treasury Department. The federal government is also investigating the accuracy and completeness of those voluntary disclosures.

Separately, the Audit Committee of the Company’s Board of Directors is conducting an independent investigation into these matters and has retained outside counsel to assist it. In the third quarter of 2005, the Company incurred approximately $911,000 in legal, consulting and accounting expenses associated with the governmental and Audit Committee investigations. Additional amounts in the third quarter over previously estimated costs were associated with the additional resource requirement for the SEC’s inquiry, additional document review, additional interviews and the termination of Reinhard Schmidt, our form President, Chief Executive Officer and Chief Operating Officer. In the fourth quarter, the Company incurred $474,000 in legal consulting and accounting expenses associated with the governmental and Audit Committee investigations and $45,000 associated with the Company’s defense and negotiations with the government. Management currently estimates that additional legal fees and other expenses to be incurred by the Company in connection with the investigation by the Audit Committee may be in excess of $75,000 but cannot predict whether such fees and other expenses will be significantly higher. This estimate does not include any costs associated with the defense of the Company or negotiation with the various governmental entities to resolve these outstanding issues as these costs are not estimable but may have a material impact on the Company’s results of operations and financial condition.

Violations of applicable law may result in civil, administrative or criminal fines or penalties, but due primarily to the ongoing nature of the investigations referred to above, it is not possible at this time to predict the outcome of these investigations or the impact of costs of ultimately resolving this matter on our results of operations or financial condition However, any fees or expenses or any fines or penalties which might be incurred by the Company in connection with these matters may have a material impact on the Company’s results of operations and financial condition. The Company has made no provision for any future costs associated with the investigations or any costs associated with the Company’s defense or negotiations with the various governmental entities to resolve these outstanding issues.

On October 9, 2005, the Board of Directors of the Company terminated Reinhard Schmidt’s employment as its President, Chief Executive Officer and Chief Operating Officer for cause. Mr. Schmidt’s termination resulted from his certification and authorization of statements to the Department of Commerce, some of which the Audit Committee has determined in its independent investigation to have been inaccurate or incomplete. Mr. Schmidt’s termination was not a result of the discovery of any financial or accounting irregularity by the investigation. Pursuant to Mr. Schmidt’s employment agreement, his position as a director of the Company ceased upon the termination of his employment.

At this time, Mr. Schmidt has not contested this termination, but it is possible he could contest it at a later time. The likelihood of such a contest, if any, or results of any arbitration or adjudication, cannot be estimated at this time.

In the fourth quarter of 2005, we terminated our agreements with our Armenian and German distributors. The German distributor is contesting the termination, and while we believe its claim is without merit, we cannot, at this time estimate the costs we may incur in enforcing this termination or the impact on our revenue.

In November 2005, the Company met with various governmental agencies to review the results of the investigation. Since that time there have been numerous conversations and meetings with various governmental agencies and while we have been cooperating fully, we cannot predict when we will have a resolution to these outstanding issues.

Product Field Action

The Company has initiated a field action for one of its products. This field action will consist of an upgrade of the installed base in a phased process and will consist of bringing the units in-house and making certain modifications. The Company has accrued approximately $200,000 in costs associated with this field action consisting of shipping of the product and the associated modifications. This is management’s best estimate of the associated costs based on the information available at this time. There are risks that could increase these costs, such as additional rework, the impact of decisions of regulatory bodies as well as additional unforeseen costs among others.

17.	Subsequent Event

On March 27, 2006, the Company completed a $10,000,000 private placement of its common stock to a number of accredited investors. The Company issued 3.78 million shares of its common stock at a purchase price of $2.25 per share. In addition, FatBoy Capital, LP purchased approximately 617,000 shares of common stock at a price of $2.43 per share in accordance with NASDAQ marketplace rules. David Jenkins, the Company’s President, Chief Executive Officer, Chief Operating Officer and Chairman is a managing member of FatBoy Capital’s general partner. In connection with this transaction, certain anti-dilution provisions of the Laurus Convertible Note resulted in a reduction of the conversion price of that note from $4.20 to $3.96.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Year	Description	Opening Balance	Charged to expense	Deductions	Adjustments	Closing Balance
2005	Allowance for doubtful accounts	$139,000	$51,000	$(80,000)	$105,000	$215,000
2004	Allowance for doubtful accounts	99,000	159,000	(95,000)	(24,000)	139,000
2003	Allowance for doubtful accounts	99,000	74,000	(7,000)	(67,000)	99,000
2005	Inventory Reserve	170,000	143,000	(99,000)	—	214,000
2004	Inventory Reserve	158,000	139,000	(127,000)	—	170,000
2003	Inventory Reserve	$136,000	$149,000	$(127,000)	$—	$150,000

Index to Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of EP MedSystems, Inc. filed with the Secretary of the State of New Jersey on April 8, 1996— Incorporated by reference to the Company’s Registration Statement on Form SB-2 and Pre-Effective Amendments No. 1 and 2 thereto filed April 18, 1996, May 28, 1996 and June 13, 1996, respectively.

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of EP MedSystems, Inc. filed with the State of New Jersey on November 6, 1998— Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed August 19, 2003.

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of EP MedSystems, Inc., filed with the Secretary of the State of New Jersey on October 21, 2001— Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2001.

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of EP MedSystems, Inc., filed with the Secretary of the State of New Jersey on December 22, 2003— Incorporated by reference to the Company’s Registration Statement on Form S-3 filed January 22, 2004.

3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of EP MedSystems, Inc., filed with the Secretary of the State of New Jersey on January 12, 2005 — Incorporated by reference to the Company’s Registration Statement on Form S-3 filed January 14, 2005.

3.6	Bylaws, as amended— Incorporated by reference to the Company’s Registration Statement on Form SB-2 and Pre-Effective Amendments No. 1 and 2 thereto filed with the April 18, 1996, May 28, 1996 and June 13, 1996, respectively.

4.1	Form of Common Stock and Warrant Purchase Agreement, dated as of August 31, 1999, between EP Med and the Purchasers named therein (including Exhibit A: Form of Registration Rights Agreement and Exhibit B: Form of Warrant) — Incorporated by reference to the Company’s Current Report on Form 8-K filed September 7, 1999.

4.2	Form of Replacement Warrant, dated as of February 15, 2000, between EP Med and the Purchasers named therein (including Amendment to Registration Rights Agreement and Form of Replacement Warrant)— Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed May 14, 1999.

4.3	Amended and Restated Common Stock and Warrant Purchase Agreement, dated as of February 16, 2001, between EP Med and the Purchasers (including Exhibit A: Form of Registration Rights Agreement and Exhibit B: Form of Warrant) — Incorporated by reference to the Company’s Definitive Proxy Statement on Form 14A filed March 5, 2001.

4.4	Registration Rights Agreement, dated March 28, 2001, between EP Med and the Purchasers identified therein— Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed April 2, 2001.

4.5	Warrant, dated March 28, 2001, issued by EP Med to Cardiac Capital, LLC— Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed April 2, 2001.

4.6	Warrant, dated March 28, 2001, issued by EP Med to Texada Trust— Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed April 2, 2001.

4.7	Warrant, dated as of July 20, 2001, issued by EP Med to Reinhard Schmidt— Incorporated by reference to the Company’s Registration Statement on Form SB-2 and Pre-Effective Amendments No.1 through 4 filed June 26, 2001, August 24, 2001, September 28, 2001 and October 12, 2001, respectively.

4.8	Preferred Stock Purchase Agreement, dated as of October 23, 2001, between EP MedSystems and Medtronic, Inc.— Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2001.

4.9	Registration Rights Agreement, dated as of October 23, 2001, between EP MedSystems and Medtronic, Inc. — Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2001.

4.10	Common Stock and Warrant Purchase Agreement, dated as of January 31, 2003, by and between EP MedSystems, Inc. and each of the several purchasers named in Exhibit A thereto. — Incorporated by referenced to the Company’s Current Report on Form 10-KSB filed March 31, 2003.

4.11	Registration Rights Agreement, dated as of January 31, 2003, by and between EP MedSystems, Inc. and the Initial Investors referred to therein. — Incorporated by referenced to the Company’s Current Report on Form 10-KSB filed March 31, 2003.

4.12	Warrant, dated January 31, 2003, issued by EP MedSystems, Inc. to Michael R. Hamblett. — Incorporated by referenced to the Company’s Current Report on Form 10-KSB filed March 31, 2003.

4.13	Warrant, dated January 31, 2003, issued by EP MedSystems, Inc. to Heimdall Investments Ltd. — Incorporated by referenced to the Company’s Current Report on Form 10-KSB filed March 31, 2003.

4.14	Warrant, dated January 31, 2003, issued by EP MedSystems, Inc. to EGS Private Healthcare Partnership, L.P. — Incorporated by referenced to the Company’s Current Report on Form 10-KSB filed March 31, 2003.

4.15	Warrant, dated January 31, 2003, issued by EP MedSystems, Inc. to EGS Private Healthcare Counterpart, L.P. — Incorporated by referenced to the Company’s Current Report on Form 10-KSB filed March 31, 2003.

4.16	Amended and Restated Secured Promissory Note issued to Medtronic International Limited on March 13, 2003, together with First Amendment to Note Purchase Agreement, dated March 13, 2003, between Medtronic International Limited and EP MedSystems, Inc. — Incorporated by referenced to the Company’s Current Report on Form 10-KSB filed March 31, 2003.

4.17	Stock Purchase Agreement, dated as of September 5, 2002, between EP MedSystems, Inc. and Boston Scientific Corporation.— Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2002.

4.18	Registration Rights Agreement, dated as of September 5, 2002, between EP MedSystems, Inc. and Boston Scientific Corporation— Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2002.

4.19	Mortgage Note, dated November 21, 2002, issued to William Winstrom, in the principal amount of $375,000, together with related Mortgage and Security Agreement— Incorporated by referenced to the Company’s Current Report on Form 10-KSB filed March 31, 2003.

4.20	Mortgage Note, dated November 21, 2002, issued to Anthony Varrichio, in the principal amount of $375,000, together with related Mortgage and Security Agreement— Incorporated by referenced to the Company’s Current Report on Form 10-KSB filed March 31, 2003.

4.21	Agreement between Anthony Varrichio and EP MedSystems, Inc., dated April 2, 2003, — Incorporated by reference to the Company’s Registration Statement on Form S-3 filed April 18, 2003.

4.22	Agreement between William Winstrom and EP MedSystems, Inc., dated April 2, 2003— Incorporated by reference to the Company’s Registration Statement on Form S-3 filed April 18, 2003.

4.23	Common Stock Purchase Agreement between EP MedSystems, Inc. and the several purchasers named therein, dated as of April 11, 2003— Incorporated by reference to the Company’s Registration Statement on Form S-3 filed April 18, 2003.

4.24	Amendment No. 1, dated April 11, 2003, to Registration Rights Agreement, dated as of January 31, 2003, by and between EP MedSystems, Inc. and the Initial Investors referred to therein— Incorporated by reference to the Company’s Registration Statement on Form S-3 filed April 18, 2003.

4.25	Agreement made as of June 27, 2003, by and between EP MedSystems, Inc. and Anthony Varrichio— Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed August 19, 2003.

4.26	Agreement made as of June 27, 2003, by and between EP MedSystems, Inc. and William Winstrom— Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed August 19, 2003.

4.27	Notice of EP MedSystems’ Right to Repurchase Warrants, dated July 23, 2003— Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed August 19, 2003.

4.28	Secured Convertible Note, dated August 28, 2003, with Laurus Master Fund, Ltd. in the principal amount of $4,000,000, together with related Registration Rights Agreement, Guaranty, and Security Agreement— Incorporated by reference to the Company’s Current Report on Form 8-K filed September 12, 2003.

4.29	Amendment, dated November 25, 2003 to Registration Rights Agreement dated August 28, 2003 with Laurus Master Fund, Ltd.— Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed March 30, 2004.

4.30	Warrant, dated August 28, 2003, issued by EP MedSystems, Inc. to Laurus Masterfund, Ltd. — Incorporated by reference to the Company’s Current Report on Form 8-K filed September 12, 2003.

4.31	Warrant, dated August 28, 2003, issued by EP MedSystems, Inc. to Biscayne Capital Markets, Inc. — Incorporated by reference to the Company’s Registration Statement on Form S-3 filed October 28, 2003.

4.32	Form of Common Stock Purchase Agreement dated December 26, 2003 (identical agreements, except for number of shares of Common Stock acquired, were executed by each of the selling shareholders)— Incorporated by reference to the Company’s Registration Statement on Form S-3 filed January 22, 2004.

4.33	Form of Registration Rights Agreement dated December 26, 2003 (identified agreements were executed by each of the selling shareholders) — Incorporated by reference to the Company’s Registration Statement on Form S-3 filed January 22, 2004.

4.34	Common Stock Purchase Agreement, dated as of December 14, 2004, by and between EP MedSystems, Inc. and the Purchasers listed on Exhibit A thereto— Incorporated by reference to the Company’s Current Report on Form 8-K filed December 21, 2004.

4.35	Registration Rights Agreement, dated as of December 14, 2004, by and between EP MedSystems, Inc. and the Investors listed on Exhibit A thereto— Incorporated by reference to the Company’s Current Report on Form 8-K filed December 21, 2004.

4.36	Security Agreement, dated August 28, 2003, by and between Laurus Master Fund, Ltd. and EP MedSystems, Inc.— Incorporated by reference to the Company’s Current Report on Form 8-K filed September 12, 2003.

4.37	Security Agreement, dated August 28, 2003, by and between Laurus Master Fund, Ltd. and Procath Corporation— Incorporated by reference to the Company’s Current Report on Form 8-K filed September 12, 2003.

4.38	Guaranty dated August 28, 2003, by Procath Corporation— Incorporated by reference to the Company’s Current Report on Form 8-K filed September 12, 2003.

10.1	License Agreement, dated as of November 1, 1995, between EP Med and Dr. Eckhard Alt, as amended— Incorporated by reference to the Company’s Registration Statement on Form SB-2 and Pre-Effective Amendments No. 1 and 2 filed April 18, 1996, May 28, 1996 and June 13, 1996, respectively.

10.2	License Agreement, dated as of November 1, 1995, between EP Med and Sanjeev Saksena— Incorporated by reference to the Company’s Registration Statement on Form SB-2 and Pre-Effective Amendments No. 1 and 2 filed April 18, 1996, May 28, 1996 and June 13, 1996, respectively.

10.3	License Agreement, dated February 27, 1997 between EP MedSystems and EchoCath, Inc. together with settlement agreement, dated November 6, 2001 between EP MedSystems and EchoCath, Inc.— Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed March 31, 1997.

10.4	Master Manufacturing Agreement, dated April 16, 1996, between EP Med and Hi Tronics Designs, Inc. — Incorporated by reference to the Company’s Registration Statement on Form SB-2 and Pre-Effective Amendments No. 1 and 2 filed April 18, 1996, May 28, 1996 and June 13, 1996, respectively.

10.5	Amended and Restated 1995 Long-Term Incentive Plan— Incorporated by reference to the Company’s Definitive Proxy Statement on Form 14A filed June 26, 2000.

10.6	Amended and Restated 1995 Director Option Plan— Incorporated by reference to the Company’s Definitive Proxy Statement on Form 14A filed June 26, 2000.

10.7	Amendment to EP MedSystems, Inc. 1995 Director Option Plan— Incorporated by reference to the Company’s Definitive Proxy Statement on Form 14A filed July 30, 2002.

10.8	EP MedSystems, Inc. 2002 Stock Option Plan as Amended by First Amendment— Incorporated by reference to the Company’s Definitive Proxy Statement on Form 14A filed November 24, 2004.

10.9	Agreement of Lease, dated August 25, 1997, between EP Med and Provident Mutual Life Insurance Company, as landlord— Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed March 31, 1998.

10.10	Note Purchase Agreement, dated as of November 15, 2000, between EP Med and Medtronic Asset Management, Inc.— Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed November 20, 2000.

10.11	Secured Promissory Note, dated November 15, 2000, issued by EP Med to Medtronic Asset Management, Inc. — Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed November 20, 2000.

10.12	Stock Pledge Agreement, dated as of November 15, 2000, between Medtronic Asset Management, Inc. and David A. Jenkins— Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed November 20, 2000.

10.13	Subordination Agreement, dated as of November 15, 2000, between Medtronic Asset Management, Inc. and Fleet National Bank— Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed November 20, 2000.

10.14	Agreement, dated as of March 9, 1998, between ProCath Corporation and Allan Willis— Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed May 1, 2001.

10.15	License Agreement, dated as of January 21, 1998, between EP Med and Incontrol, Inc.— Incorporated by reference to the Company’s Registration Statement on Form SB-2 and Pre-Effective Amendments No.1 through 4 filed June 26, 2001, August 24, 2001, September 28, 2001 and October 12, 2001, respectively.

10.16	Promissory Note dated December 30, 2002 between EP MedSystems, Inc. and EGS Healthcare Limited Partnership— Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed March 31, 2003.

10.17	Form of Senior Management Incentive Agreements— Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 16, 2005.

10.18*	Software Development, License and Distribution Agreement, dated as of December 19, 2005, by and between EP MedSystems, Inc. and Biosense Webster Inc.

10.19	2006 Stock Option Plan— Incorporated by reference to the Company’s Definitive Proxy Statement on Form 14A filed December 1, 2005.

10.20	2006 Director Option Plan— Incorporated by reference to the Company’s Definitive Proxy Statement on Form 14A filed December 1, 2005.

10.21	Common Stock Purchase Agreement dated March 24, 2006 – Incorporated by reference to the Company’s Current Report on Form 8-K filed March 29, 2006

10.22	Common Stock Purchase Agreement dated March 24, 2006 – Incorporated by reference to the Company’s Current Report on Form 8-K filed March 29, 2006

10.23	Registration Rights Agreement dated March 24, 2006 – Incorporated by reference to the Company’s Current Report on Form 8-K filed March 29, 2006

21.1	Subsidiaries of the Registrant— Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed March 30, 2004.

23.1*	Consent of Grant Thornton LLP

24.1*	Powers of Attorney (included on signature page).

31.1*	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.