Form 10-Q
period 2006-03-31
EP MEDSYSTEMS INC
filed 2006-05-15
CIK 1012394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended: March 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(Registrant’s telephone number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at May 13, 2006
Common Stock, without par value	30,365,236 shares

EP MEDSYSTEMS, INC. AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

EP MEDSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,375,438	$5,180,001
Accounts receivable, net of allowances for doubtful accounts of $242,000 and $215,000 as of March 31, 2006 and December 31, 2005, respectively	4,137,596	3,372,426
Inventories, net of reserves	3,110,619	3,223,783
Prepaid expenses and other current assets	469,355	408,402

Total current assets	20,093,008	12,184,612
Property, plant and equipment, net	2,235,055	2,289,495
Goodwill	341,730	341,730
Other intangible assets, net	165,636	190,164
Other assets	106,959	125,370

Total assets	$22,942,388	$15,131,371

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	1,683,128	2,221,934
Accrued expenses	1,813,968	1,716,770
Deferred revenue	407,385	487,536

Total current liabilities	3,904,481	4,426,240
Deferred warranty revenue, non-current	339,592	372,309
Secured convertible note, non-current	1,982,648	1,980,198

Total liabilities	$6,226,721	$6,778,747

Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued or outstanding at March 31, 2006 and at December 31, 2005	—	—
Common stock, $.001 stated value, 40,000,000 shares authorized 30,365,236 and 25,970,176 shares issued at March 31, 2006 and December 31, 2005, respectively	30,366	25,971
Additional paid-in capital	66,692,445	56,829,190
Accumulated other comprehensive loss	(77,558)	(67,148)
Treasury stock, 50,000 shares at cost	(100,000)	(100,000)
Accumulated deficit	(49,829,586)	(48,335,389)

Total shareholders’ equity	16,715,667	8,352,624

Total liabilities and shareholders’ equity	$22,942,388	$15,131,371

The accompanying notes are an integral part of these statements.

EP MEDSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended
	March 31, 2006	March 31, 2005
Net sales	$4,078,111	$3,476,052
Cost of products sold (1)	1,588,236	1,277,706

Gross profit	2,489,875	2,198,346
Operating costs and expenses:
Sales and marketing expenses (2)	2,402,312	2,128,598
General and administrative expenses (3)	863,235	870,900
Research and development expenses (4)	698,093	584,314

Total operating expenses	3,963,640	3,583,812

Loss from operations	(1,473,765)	(1,385,466)
Interest income	40,274	41,017
Interest expense	(60,706)	(63,060)

Net loss	$(1,494,197)	$(1,407,509)

Basic and diluted loss per share	$(.06)	$(.05)

Weighted average shares outstanding used to compute basic and diluted loss per share	26,165,556	25,602,761

(1)	Includes share-based compensation expenses of $4,239 for the three months ended March 31, 2006.

(2)	Includes share-based compensation expenses of $87,362 for the three months ended March 31, 2006.

(3)	Includes share-based compensation expenses of $74,896 for the three months ended March 31, 2006.

(4)	Includes share-based compensation expenses of $25,524 for the three months ended March 31, 2006.

The accompanying notes are an integral part of these statements.

EP MEDSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2006

	Common Stock Shares	Common Stock Amount	Preferred Stock Shares	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Accumulated Deficit	Total
Balance, December 31, 2005	25,970,176	$25,971	—	—	$56,829,190	$(67,148)	$(100,000)	$(48,335,389)	$8,352,624
Issuance of common stock in connection with private placement, net of offering costs	4,395,060	4,395	—	—	9,474,754	—	—	—	9,479,149
Vesting of options in connection with options issued to consultant	—	—	—	—	196,480	—	—	—	196,480
Share-based compensation	—	—	—	—	192,021	—	—	—	192,021
Foreign currency translation	—	—	—	—	—	(10,410)	—	—	(10,410)
Net loss	—	—	—	—	—	—	—	(1,494,197)	(1,494,197)

Balance, March 31, 2006	30,365,236	$30,366	—	—	$66,692,445	$(77,558)	$(100,000)	$(49,829,586)	$16,715,667

The accompanying notes are an integral part of this statement.

EP MEDSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended
	March 31, 2006	March 31, 2005
Cash flows from operating activities:
Net loss	$(1,494,197)	$(1,407,509)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	264,667	241,428
Accretion of note discount	2,450	6,407
Amortization of beneficial conversion feature	5,132	13,474
Noncash expenses in connection with issuance of options to consultant	196,480	—
Share-based compensation	192,021	—
Bad debt expense	27,000	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(792,170)	694,379
Increase in inventories	(48,696)	(411,530)
(Increase) decrease in prepaid expenses and other assets	(47,674)	74,813
Decrease in accounts payable	(538,806)	(516,730)
Decrease in accrued expenses and deferred revenue	(15,670)	(194,850)

Net cash used in operating activities	$(2,249,463)	$(1,500,118)

Cash flows from investing activities:
Capital expenditures	(23,839)	(14,882)
Patent costs	—	(93,471)

Net cash used in investing activities	$(23,839)	$(108,353)

Cash flows from financing activities:
Net proceeds from issuance of common stock, net of offering expenses	9,479,149	77,790

Net cash provided by financing activities	$9,479,149	$77,790

Effect of exchange rate changes	(10,410)	40,855
Net increase (decrease) in cash and cash equivalents	7,195,437	(1,489,826)
Cash and cash equivalents, beginning of period	5,180,001	9,345,000

Cash and cash equivalents, end of period	$12,375,438	$7,855,174

Supplemental cash flow information
Cash paid for interest	$44,972	$36,328

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

The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in EP MedSystems, Inc.’s (the “Company” or “EP MedSystems’”) Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission (“SEC” or “Commission”).

Note 2. Inventories

Inventories are valued at the lower of cost or market with cost being determined on a first-in, first-out basis. Inventories consist of the following at March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
	(unaudited)
Raw materials	$1,351,500	$1,531,746
Work in process	270,118	538,567
Finished goods	1,731,001	1,367,470
Reserve for obsolescence	(242,000)	(214,000)

	$3,110,619	$3,223,783

Note 3. Notes payable

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

Following the conversion into the Company’s Common Stock by the Company and/or Laurus of an aggregate of $2,000,000 of the principal amount of the Convertible Note (a “Conversion Event”), the Fixed Conversion Price will be adjusted upward to a price which is 115% of the average of the closing price of the Company’s Common Stock for the three trading days prior to the Conversion Event. On December 15, 2004, the balance of the first $2,000,000 of the principal amount was converted into shares of the Company’s common stock. The fixed conversion price was adjusted upwards from $2.55 to $4.20, on the remaining $2,000,000 principal balance. Subject to certain limitations, including the repayment obligations with respect to Advance Amounts described above, the dollar amounts of the Convertible Note converted may be re-borrowed. In connection with the private placement consummated in March of 2006, certain anti-dilution provisions of the Laurus Convertible Note resulted in a reduction of the conversion price of that note from $4.20 to $3.96.

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

During the year ended December 31, 2001, EP MedSystems consummated the private sale and issuance of Series A convertible preferred stock to Medtronic, Inc. (“Medtronic”). In

2002, Medtronic converted a portion of its preferred stock into shares of common stock of the Company. At December 31, 2004, Medtronic held 373,779 of the Company’s Series A Preferred Shares which were convertible into 387,946 shares of common stock of the Company at the option of Medtronic or the Company in accordance with the terms of the agreement with Medtronic. The Series A Preferred Shares had a liquidation preference of $2.048 per share. During the first quarter of 2005, Medtronic converted all their 373,779 shares of preferred stock into 387,946 shares of common stock of the Company.

Common Stock

EP MedSystems is authorized to issue 40,000,000 shares of common stock, no par value, $.001 stated value per share, of which a total of 30,365,236 and 25,970,176 shares were issued and 50,000 shares were held in Treasury Stock at March 31, 2006 and December 31, 2005.

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

During 2005, three additional options to purchase shares of the Company’s common stock were issued to a physician consultant, engaged as the Company’s senior medical advisor, in the amounts of 40,000, 40,000 and 100,000 shares of common stock respectively, on which the exercise price of the options was equal to the fair market value of the Company’s common stock on the date of the grant. With respect to the two 40,000 option issuances, they vest in equal installments over three years and the Company expensed $171,000 representing the fair value of the options measured using the Black-Scholes option pricing model for each grant as follows: risk free rate of 3.77% and 4.33%; 10 year life, and volatility percentage of 77.98% and 81.1%. The issuance of an option in the amount of 100,000 shares of the Company’s common stock did not meet the criteria for expensing in 2005. In the first quarter of 2006, the consultant’s performance obligation in connection with these options was fulfilled and the Company recorded an expense of $196,480, valued using the Black-Scholes option pricing model for each grant as follows: risk free rate of 4.82%, 10 year life, and volatility percentage of 84.23%.

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

Note 5. Stock Based Compensation

Effective January 1, 2006, the Company follows FASB Statement No. 123R, “Shared-Based Payment”. Statement 123R requires that the compensation cost relating to share-based payment transaction be recognized in financial statements. That cost is measured based on the fair value of the equity or liability instruments issued.

Statement 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

In addition to the accounting standard that sets forth the financial reporting objectives and related accounting principles, Statement 123R includes an appendix that provides expanded guidance on measuring the fair value of share-based payment awards.

Statement 123R replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employee. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The impact of Statement 123R, if it had been in effect, on the net loss and related per share amounts for years ended December 31, 2005, 2004, and 2003 was disclosed in Note 9 Stock Option Plans included in the Company’s Form 10-K for the year ended December 31, 2005.

Since the Company adopted Statement 123R using the modified-prospective-transition-method, prior periods have not been restated. Under this method, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding as of the beginning of the period of adoption. The Company measured share-base compensation cost using the Black-Scholes option pricing model.

The Company, currently, has five stock-based employee compensation plans. Share-based compensation of $192,000 net of a fully reserved tax benefit or $0.01 per share, was recognized for the three months ended March 31, 2006. The Company anticipates that share-based compensation for its employees will not exceed $1,000,000, net of tax benefits for the year ended December 31, 2006. Reported net income, adjusting for share-based compensation that would have been recognized in last year’s comparative three month periods if Statement 123R had been followed is as follows:

	Three Months Ended
	March 31, 2006	March 31, 2005
Net loss, as reported	$(1,494,197)	$(1,407,509)
Less: stock-based compensation costs determined under fair value based method for all awards	—	(176,730)

Adjusted net loss	$(1,494,197)	$(1,584,239)

Loss per share of common stock – :
As reported	$(0.06)	$(0.05)

Shared-based compensation costs	—	$(0.01)

Adjusted net earnings	$(0.06)	$(0.06)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2006: expected volatility of 84%; risk-free interest rate of 4.82% and an expected life of a range of 7.5 to 10 years.

Expected volatility is based on the historical volatility of the price of our common shares over the past approximately 10 years. Management has used historical information to estimate expected forfeitures and used the simplified method to estimate the expected lives within the valuation model. The expected term of awards represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Compensation cost is recognized using a straight-line method over the vesting or service period and is net of estimated forfeitures.

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

Note 6. Industry Segment and Geographic Information

EP MedSystems manages its business based on one reportable segment, the manufacture and sale of cardiac electrophysiology products. EP MedSystems’ chief operating decision-makers use consolidated results to make operating and strategic decisions.

The following table sets forth product sales by geographic segment for the three months ended March 31, 2006 and 2005.

	For The Three Months Ended March 31,
	2006	2005
United States	$2,665,000	$2,759,000
Europe/Middle East	362,000	205,000
Asia and Pacific Rim	1,051,000	512,000

	$4,078,000	$3,476,000

Sales of EP MedSystems’ cardiac electrophysiology equipment and related catheters aggregated approximately $3,705,000 and $373,000 respectively, for the three months ended March 31, 2006, and $3,041,000 and $435,000, respectively, for the comparable period in 2005. EP MedSystems’ long-lived assets are primarily located in the U.S. One customer accounted for 24% and another customer accounted for 16% of the Company’s sales for the three months ended March 31, 2006.

Net sales for the three months ended March 31, 2006 were billed in two currencies: $3,927,000 in U.S. dollars and the equivalent of $151,000 in Euros. Management has determined the impact of foreign currency risk on sales to be minimal since a majority of sales are billed in U.S. dollars. EP MedSystems does incur translation gains and losses, which are recorded in shareholders’ equity. Cumulative translation losses amounted to approximately $80,000 as of March 31, 2006. In addition, EP MedSystems had not entered into any derivative financial instruments for hedging or other purposes.

Note 7. Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding. Due to the losses incurred for the quarter, diluted net loss per share does not differ from basic net loss per share for each period presented, since potential shares of common stock issuable upon the exercise of stock options, warrants, and convertible debt are anti-dilutive for all periods presented. Accordingly, potential common shares of 3,246,809 and 3,724,585 for the three months ended March 31, 2006 and 2005, respectively, have been excluded from the diluted per share calculation.

Note 8. Comprehensive Income/Loss

For the three months ended March 31, 2006 and 2005, EP MedSystems’ comprehensive loss consisted of net loss and foreign currency translation adjustments. The comprehensive losses for the three months ended March 31, 2006 and 2005, were approximately $1,505,000 and $1,367,000, respectively.

Note 9. Recently Issued Accounting Standards

In November 2004, the FASB issued SFAS No.151, Inventory Costs—an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “ .. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges….” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this Statement had no material impact on the Company’s results of operations, financial position or cash flow.

In December 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary Assets. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetrary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. The adoption of this Statement had no material impact on the Company’s results of operations, financial position or cash flow.

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

Note 10. Commitments and Contingencies

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

Separately, the Audit Committee of the Company’s Board of Directors has conducted an independent investigation into these matters and has retained outside counsel to assist it. In the third quarter of 2005, the Company incurred approximately $911,000 in legal, consulting and accounting expenses associated with the governmental and Audit Committee investigations. Additional amounts in the third quarter over previously estimated costs were associated with the additional resource requirement for the SEC’s inquiry, additional document review, additional interviews and the termination of Reinhard Schmidt, our former President, Chief Executive Officer and Chief Operating Officer. In the fourth quarter, the Company incurred approximately $474,000 in legal consulting and accounting expenses associated with the governmental and Audit Committee investigations and approximately $45,000 associated with the Company’s defense and negotiations with the government. In the first quarter of 2006, the Company incurred approximately $131,000 in connection with negotiations with various governmental entities. Management cannot predict whether such fees and other expenses will be significantly higher as these costs as well as possible penalties and fines are not estimable at this time.

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

In November 2005, the Company met with various governmental agencies to review the results of the investigation. Since that time there have been numerous conversations and meetings with various governmental agencies and while we have been cooperating fully, we cannot predict when we will have a resolution to these outstanding issues. We cannot assure you that the ongoing investigations by the Department of Commerce and the Commission will not result in significant costs, fines or penalties that could have a material effect on our business, financial conditions prospects or results of operations.

Product Field Action

The Company has initiated a field action recall for one of its products. This field action will consist of an upgrade of the installed base in a phased process and will consist of bringing the units in-house and making certain modifications. The Company has accrued approximately $250,000 in costs associated with this field action consisting of shipping of the product and the associated modifications. Management derived this estimate by evaluating all associated costs including, but not limited to, shipping of the units, parts to upgrade the units, outside labor to implement the modifications and associated costs to upgrade software at customers sites. This is Management’s best estimates of the associated costs based on information available at this time. There are factors that could increase these costs, such as additional rework, the impact of decisions of regulatory bodies as well as additional unforeseen costs, among others and therefore there can be no assurance that additional expenses arising from this field action may not be incurred in the future. Besides costs, other factors that could impact the Company, include an impact on revenue based on the availability of units for sale and possible damage to our reputation. In addition, the FDA performed an audit of the subject facility and issued the Company a report containing several observations. The Company has responded to this report. However, it is possible that we could receive a warning letter. If a warning letter is issued, it may impact, among other things our ability to ship products to certain customers.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

EP MedSystems was incorporated in January 1993 and operates in a single industry segment. We develop, manufacture, market and sell a line of products for the cardiac rhythm management, or electrophysiology (EP), market used to diagnose, monitor, visualize and treat irregular heartbeats known as arrhythmias. Since our inception, we have acquired technology and marketing rights, have developed new products and have begun marketing various electrophysiology products, including our EP-WorkMate® computerized electrophysiology workstation, the RPM™ RealTime Position Management™ navigation technology, our EP 3™ Stimulator, our EP-4™ Computerized Cardiac Stimulator, diagnostic electrophysiology catheters (including our unique one-piece catheter) and our ALERT® System (including the ALERT® Companion II and ALERT® family of internal cardioversion catheters), ViewMate® intracardiac ultrasound catheter system and related disposable supplies.

Our core diagnostic product is the EP-WorkMate® which consists of the EP- WorkMate®, the EP-WorkMate integrated with RPM™ RealTime Position Management™ System and the EP-4™ Computerized Cardiac Stimulator. The EP-WorkMate® is a computerized electrophysiology workstation that monitors displays and stores cardiac electrical activity and arrhythmia data. It offers, among other features, display and storage of up to 192 intracardiac signals, real-time diagnosis, analysis and integration with our own proprietary systems, such as our EP-4™ Stimulator, as well as with the systems of other market leaders and with other technologies and systems. We received FDA market clearance to sell the EP-WorkMate® integrated the RPM™ RealTime Position Management™ System in the third quarter of 2003. This approval was the culmination of a strategic joint development project between Boston Scientific Corporation and EP Med. It is the only EP recording system on the market to integrate advanced recording and stimulation with anatomic modeling, advanced mapping and 3-D navigation features, allowing electrophysiology studies to be more efficient and user friendly. The EP-4™ Stimulator is a computerized signal generator and processor which, when integrated with the EP-WorkMate®, is used to stimulate the heart with electrical impulses in order to locate arrhythmia. For the three months ended March 31, 2006 and 2005, the EP-WorkMate® platform accounted for approximately 88% and 85%, respectively, of our total sales. We also market a line of diagnostic electrophysiology catheters for stimulation and sensing of electrical signals during electrophysiology studies, which represented approximately 2% and 3% of our total sales revenues for the three months ended March 31, 2006 and 2005, respectively.

We have also developed the ViewMate® intracardiac ultrasound catheter system, including the ViewMate® ultrasound imaging console and ViewFlexTM intracardiac imaging catheters. These products offer high-resolution, real-time ultrasound capability designed to improve a physician’s or clinician’s ability to visualize inside the chambers of the heart. We believe the ViewMate® Ultrasound System may play an important role for a broad range of potential applications in electrophysiology and cardiology. In April of 2003, we received CE approval to market the ViewMate® in Europe. In October 2003, we received FDA market clearance to sell the ViewMate® System in the United States. Sales of the ViewMate® system and related ViewFlex™ catheters accounted for approximately 6% of our total sales revenues in the three months ended March 31, 2006 and 2005, respectively.

We have also developed a product for the treatment of atrial fibrillation known as the ALERT® System, which uses a patented electrode catheter to deliver measured, variable, low-energy electrical impulses directly to the inside of the heart to convert atrial fibrillation to a normal heart rhythm. We have obtained Class III Design Examination Certification from a European Notified Body allowing us to label the ALERT® System with a CE Mark, an international symbol of adherence to quality assurance standards, design reviews and hazard analysis, which permits us to sell the ALERT® System in the European Community. In September 2003, we received pre-market approval to sell the ALERT® Companion II in the United States. Sales of the ALERT® System and related catheters accounted for approximately 4% of our total sales revenues for the three months ended March 31, 2006 and 2005, respectively.

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

We have three sales channels: direct sales to customers, sales to independent distributors, and sales to alliance partners. Our products do not require “installation” in the traditional sense, but the EP-WorkMate® does require a set up. For sales to distributors, the distributor is responsible for all set-up of all electronic hardware products. For direct sales, the customer can perform the set-up on its own; however, EP Med personnel generally will assist customers in this process. The set-up process, which takes approximately 1-2 hours to complete, is usually performed shortly after shipment and primarily consists of assembling the workstation cart and plugging in the monitors, printer, isolation transformer, and the EP-4™ Stimulator to the main computer. This process does not impact our standard payment terms. For sales to distributors, payment terms are defined in the distributor agreements as 100% of the purchase price being due 30 to 60 days after shipment. For direct sales, payment terms are agreed in advance of the sale and generally require a 50% deposit prior to shipment, with the balance due 30 to 60 days after shipment.

EP MedSystems provides a one-year warranty on all of its electronic products, and in accordance with Statement of Financial Accounting Standard No. 5 “Accounting for Contingencies”, accrues for the estimated cost of providing the warranty at the time of sale. Further, the Company incurs discretionary costs to service its products in connection with product performance issues. The estimates of the future warranty costs are based on historical experience.

	For the Three Months Ended March 31,
	2006	2005
Beginning balance	$313,000	$331,000
Warranties	98,000	65,000
Warranty payments	(93,000)	(97,000)

Ending balance	$318,000	$299,000

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

Accounting for Stock-Based Compensation.

Prior to January 1, 2006, we elected to measure our stock-based compensation expense relating to grants to employees under our stock option plans using the intrinsic value method. Under this method, we recorded no compensation expense when we granted stock options to employees if the exercise price for a fixed stock option award to an employee was equal to the fair value of the underlying common stock at the date we grant the stock option.

A different method for accounting for employee stock option grants is the fair value method. Under the fair value method, a company is required to determine the fair value of options granted to employees based on an option pricing model which incorporates such factors as the current stock price, exercise prices of the options, expected volatility of future movements in the price of the underlying stock, risk-free interest rates, the term of the options and any dividends expected to be paid. The fair value determined under this method is then amortized over the vesting period of the related options. Had we chosen to account for employee stock options using the fair value method, we would have recorded additional stock based compensation expense of approximately $754,000 for the year ended December 31, 2005.

On December 16, 2004 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment, which is an amendment to SFAS No. 123, Accounting for Stock-Based Compensation. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires such transactions to be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements. This new standard is effective beginning in the first fiscal year beginning after June 15, 2005. We adopted this new standard effective for the first quarter of 2006.

The Company used the “modified prospective method” upon adoption and therefore did not restate prior period results. Under the modified prospective method, awards granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123R. Unvested equity-classified awards that were granted prior to the effective date should continue to be accounted for in accordance with SFAS 123 except that amounts must be recognized in the consolidated statements of income. The Company has not accelerated or modified the existing stock option plans to eliminate the recording of stock option expense as required by SFAS No. 123R.

The unrecognized compensation expense associated with unvested stock options was approximately $3,094,000 as of December 31, 2005, which will be amortized over an average period of approximately 5 years. The Company’s 2006 fiscal results are expected to include approximately $853,000 of additional pre-tax compensation expense as a result of the adoption of SFAS No. 123R. In the first quarter of 2006, the Company recorded share-based compensation of approximately $192,000.

Results of Operations.

Three Months Ended March 31, 2006 versus March 31, 2005

Net sales were $4,078,000 for the three months ended March 31, 2006, as compared to $3,476,000 for the comparable period in 2005. This $602,000 (or 17.3%) increase is a result of an increase in sales of the EP-Workmate® and upgrades to our Japanese distributor who is in the process of upgrading its installed base in Japan. While we have an expectation of a level of minimum sales from this distributor over the next 12 months, prospectively we do not believe we will have this level of sales in any one quarter.

Gross profit on sales for the three months ended March 31, 2006 was $2,490,000, as compared to $2,198,000 for the same period in 2005. The gross profit decreased as a percentage of sales from 63% to 61%. The decrease in gross profit is primarily a result of additional costs of $50,000 associated with our field action recall around one of our products.

Sales and marketing expenses increased $274,000 (or 12.8%) to $2,402,000 for the three months ended March 31, 2006 as compared to the same period in 2005. The increase in sales and marketing expenses is primarily a result of an additional $292,000 in cost in our clinical affairs department in 2006 over the comparable period in 2005. Of these costs, approximately $196,000 was in connection with options issued to our Senior Medical Advisor for the delivery of certain patents. There were an additional $54,000 in costs for the Company’s clinical study. These costs were partially offset by lower commissions of $27,000 and lower royalties. There were also approximately $87,000 in share-based compensation costs associated with the adoption of FAS 123R.

General and administrative expenses decreased $8,000 (or 0.1%) to $863,000 for the three months ended March 31, 2006, as compared to the same period in 2005. This was primarily due to a decrease in compensation costs of approximately $98,000 related to a reduction in head count and salary, approximately $73,000 due to fluctuations in foreign currency, and approximately $30,000 associated with lower amortization of deferred financing fees with the extension of the due date of our Secured Convertible Note. The decrease in costs was offset by an increase of $111,000 in legal costs associated with our ongoing investigations with various governmental entities in connection with sales of our products to Iran and Syria. We incurred approximately $1,430,000 of legal, consulting and accounting expenses in the third and fourth quarters of 2005 associated with our response to these governmental investigations. These expenses were primarily attributable to the Company’s Audit Committee investigation, the Company’s negotiations with the government and the termination of Reinhard Schmidt, our former President and Chief Executive Officer. Although we are unable to estimate the amount of additional legal expenses we may be required to incur to resolve these governmental investigations and inquiries, we have incurred approximately $131,000 of legal and other fees and expenses in connection with these matters through March 31, 2006. We believe that additional legal and other costs and expenses through the remainder of 2006 may be significant as we work to resolve these matters and continue to implement control procedures designed to prevent our products or services from being provided to customers in any foreign countries in violation of applicable law. In addition, we may be required to make substantial payments for fines, penalties or settlements in connection with the resolution of these matters. Any of such expenses or payments could have a material adverse effect on our results of operations and financial condition. There was also approximately $75,000 in share-based compensation in connection with the adoption of FAS 123R.

Research and Development costs increased $114,000 (or 19.5%) to $698,000 for the three months ended March 31, 2006 as compared to the same period in 2005. This was primarily due to an increase of $93,000 in compensation costs and benefits associated with additional head counts in the regulatory and research and development departments and $26,500 in share-based compensation in connection with the adoption of FAS 123R.

Interest expense decreased $2,000 for the three months ended March 31, 2006, as compared to the same period in 2005. The decrease in interest expense is a result of a lower accretion of debt discount and amortization of beneficial conversion feature offset by higher interest rates.

Liquidity and Capital Resources

Since our incorporation in January 1993, our expenses have exceeded sales, resulting in an accumulated deficit of approximately $49.8 million at March 31, 2006 and approximately $48.3 million at December 31, 2005.

Financing Activities

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

The portion of the Laurus Convertible Note against which Laurus advances funds based on our accounts receivable bears interest at the prime rate, with a floor of 4%, which is an effective interest rate of approximately 21% for the year ended December 31, 2005 (including accretion of discount and amortization of beneficial conversion feature), and the balance (the “Advance Amounts”) bears interest at the prime rate plus 2%. One half of the Advance Amounts outstanding on February 28, 2005 was required to be repaid on or before that date. However, there were no Advance Amounts outstanding on that date, as the net collateral exceeded the principal amount outstanding on the Laurus Convertible Note. The remaining balance of the Advance Amounts outstanding on the date of the closing was required to be repaid on or before August 28, 2006. On November 9, 2005, the Convertible Note’s maturity date was extended to February 28, 2008. Subject to certain rights of cancellation, we may extend the Laurus credit facility, on a year-by-year basis, commencing February 28, 2008. We may repay in cash, without penalty, up to $500,000 of the Laurus Convertible Note in any one calendar year, plus all Advance Amounts. The Company evaluated the impact of the change in the maturity date on the present value of the cash flows of the Convertible Note in conjunction with EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” This EITF provides guidance when a modification of a debt instrument should be considered an extinguishment. The change in the present value of the modification did not meet the criteria to be treated as an extinguishment. The Company, subject to certain rights of cancellation, may extend the credit facility by Laurus, on a year-by-year basis, commencing February 28, 2008. The Company may repay in cash, without penalty, up to $500,000 of the Convertible Note in any one calendar year, plus all Advance Amounts.

Subject to certain volume limitations and other conditions, all or a portion of the Laurus Convertible Note was convertible into our common stock at our option if the market price of our common stock reached a level, for 11 consecutive trading days, which was more than 120% of the fixed conversion price, as defined (the “Fixed Conversion Price”). Subject to certain volume limitations and other conditions, Laurus has the option to convert all or a portion of the Convertible Note into shares of our common stock at the Fixed Conversion Price.

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

In accordance with the provisions of Emerging Issues Task Force (EITF) Issue 00-27, “Application of EITF Issue No. 98-5 ‘Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios’, to Certain Convertible Securities”, the allocated value of the Laurus Convertible Note contained a beneficial conversion feature calculated based on the difference between the effective conversion price of the proceeds allocated to the Convertible Note and the Warrants at the date of issuance. The amount arising from the beneficial conversion feature aggregated approximately $486,000 and is being amortized as interest expense from the date of the issuance of the Laurus Convertible Note to the mandatory redemption date of August 28, 2006. We valued the Laurus Convertible Note and the Warrants at issuance. The fair value of the Warrants at the time of issue was $407,500. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” we marked the Warrants to market at September 30, 2003 incurring a non-cash charge of $264,000. The registration rights agreement associated with the Convertible Note was amended on November 25, 2003 and, as a result, the amount associated with the Warrants was transferred to equity. We marked the Warrants to market at the date of the amendment which reduced the overall expense to $210,750 for the year ended December 31, 2003. The net carrying value of the Convertible Note, after allocation of the fair value of the Warrants, is being accreted to interest expense over the life of the agreement using the effective interest method.

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

During 2005, three additional options to purchase shares of the Company’s common stock were issued to this senior medical advisor in the amounts of 40,000, 40,000 and 100,000 shares of common stock respectively, on which the exercise price of the options was the fair market value of the Company’s common stock on the date of the grant. With respect to the two 40,000 option issuances, they vest in equal installments over three years and the Company expensed $171,000 representing the fair value of the options measured using the Black-Scholes option pricing model for each grant as follows: risk free rate of 3.77% and 4.33%; 10 year life, and volatility percentage of 77.98% and 81.1%. The issuance of an option in the amount of 100,000 shares of the Company’s common stock did not meet the criteria for expensing in 2005. In the first quarter of 2006, the consultant’s performance obligation in connection with these options was fulfilled and we recorded an expense of $196,480, valued using the Black-Scholes option pricing model for each grant as follows: risk free rate of 4.82%, 10 year life, and volatility percentage of 84.23%.

On March 27, 2006, the Company completed a $10,000,000 private placement of its common stock to a number of accredited investors. The Company issued 3.78 million shares of its common stock at a purchase price of $2.25 per share. In addition, FatBoy Capital, LP purchased approximately 617,000 shares of common stock at a price of $2.43 per share in accordance with NASAQ marketplace rules. David Jenkins, the Company’s President, Chief Executive Officer, Chief Operating Officer and Chairman is a managing member of FatBoy Capital’s general partner. In connection with this transaction, certain anti-dilution provisions of the Laurus Convertible Note resulted in a reduction of the conversion price of that note from $4.20 to $3.96.

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2006 increased by $749,000 to $2,249,000 as compared to the same period in 2005. The increase in our net use of cash in operations during 2005 was primarily due to the increase in our receivables of $765,000, and decrease of our payable of $539,000, and was offset by non-cash share-based compensation of $192,000 and non-cash expenses in connection with the issuance of options to a consultant of $196,000. Capital expenditures were $24,000 for the three months ended March 31, 2006 as compared to $15,000 for the same period in 2005. We expect to purchase capital equipment in 2006 as we grow. We lease office space and certain office equipment under operating leases.

Assets increased by $7,811,000 from $15,131,000 at December 31, 2005 to 22,942,000 at March 31, 2006 primarily associated with our influx of cash from the private placement in March 2006. Accounts receivable increased by $765,000 from December 31, 2005.

Liabilities decreased $552,000 from $6,779,000 at December 31, 2005 to $6,227,000 at March 31, 2006 primarily due to a $539,000 reduction in accounts payable.

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

We incurred approximately $1,430,000 of legal, consulting and accounting expenses in the third and fourth quarters of 2005 associated with our response to governmental investigations and inquiries relating to certain sales of our products into Iran and Syria and certain financial and accounting reporting matters. See Item 3. “Legal Matters.” Although we are unable to estimate the amount of additional legal expenses we may be required to incur to resolve these governmental investigations and inquiries, we have incurred approximately $131,000 of legal and other fees and expenses in connection with these matters through March 31, 2006. We believe that additional legal and other costs and expenses through the remainder of 2006 may be significant as we work to resolve these matters and continue to implement control procedures designed to prevent our products or services from being provided to customers in any foreign countries in violation of applicable law. In addition, we may be required to make substantial payments for fines, penalties or settlements in connection with the resolution of these matters. Any of such expenses or payments could have a material adverse effect on our liquidity and capital resources.

Off-Balance Sheet Arrangements

As of December 31, 2005, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Cautionary Statement Regarding Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements relating to such matters as anticipated financial and operational performance, business prospects, technological developments, results of clinical trials, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. We emphasize to you that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. When we use the words or phrases “believe,” “anticipate,” “expect,” “intend,” “will likely result,” “estimate,” “project” or similar expressions in this Quarterly Report on Form 10-Q, we intend to identify such forward-looking statements, but they are not the exclusive means by which such statements are made. The forward-looking statements are only expectations and/or predictions which are subject to risks and uncertainties, including the significant factors discussed under “Risk Factors” in our most recent Form 10-K, and general economic, market or business conditions, opportunities or lack of opportunities that may be presented to us, competitive actions, changes in laws and regulations and other matters discussed herein in the section entitled “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections herein.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

At March 31, 2006, we had a Convertible Note outstanding in the approximate amount of $2,000,000. Interest on the Convertible Note is based on the prime rate. This floating rate debt may lead to additional interest expense if interest rates increase. Because management does not believe that our exposure to interest rate market risk is material at this time, we have not developed or implemented a strategy to manage this market risk through the use of derivative financial instruments or otherwise. We will assess the significance of interest rate market risk from time to time and will develop and implement strategies to manage that market risk as appropriate.

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

Our portfolio includes money markets funds and/or government securities The diversity of our portfolio helps us to achieve our investment objective. As of March 31, 2006, 100% of our investment portfolio matures less than 90 days from the date of purchase. Due to the short-term nature of these investments, we believe that we are not subject to any material market risk exposure, and as a result, the estimated fair value of our cash and cash equivalents approximates their principal amounts. If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2006, we estimate that the fair value of investment portfolio would decline by an immaterial amount.

Foreign Currency Risk

Our international revenues were 35% and 21% of our total revenues in the quarters ended March 31, 2006 and 2005, respectively. Our international sales are made through international distributors, our direct sales force and sales to alliance partners, with payments to the Company typically denominated in United States dollars and the Euro. Approximately 9% of our foreign sales are denominated in the Euro. Management has determined that the impact of foreign currency risk is minimal since a majority of our sales are billed in United States dollars. Our international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors. We do no hedge our foreign currency exposure at present.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15 and 15d-15 of the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

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

In a letter dated August 16, 2005, the Company was informed by the Philadelphia District Office of the Securities and Exchange Commission (the “SEC District Office”) that the Commission is conducting a confidential, informal inquiry to determine whether there have been violations of certain provisions of the federal securities laws in connection with the Company’s financial and accountings reporting, including relating to disclosures the Company made in its

Form 8-K filed with the Commission on August 12, 2005 regarding ongoing government investigations of sales by the Company of its products to Iran.

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

The fact that certain of the Company’s heart monitor systems were distributed to medical facilities in Iran without United States governmental authorization was voluntarily disclosed by the Company in 2003 to the Department of Commerce and to the Office of Foreign Assets Control of the United States Treasury Department. The federal government is also investigating the accuracy and completeness of those voluntary disclosures.

Separately, the Audit Committee of the Company’s Board of Directors is conducting an independent investigation into these matters and has retained outside counsel to assist it. In the third quarter of 2005, the Company incurred approximately $911,000 in legal, consulting and accounting expenses associated with the governmental and Audit Committee investigations. Additional amounts in the third quarter over previously estimated costs were associated with the additional resources requirement for the Commission’s inquiry, additional document review, additional interviews and the termination of Reinhard Schmidt, our former President, Chief Executive Officer and Chief Operating Officer. In the fourth quarter, the Company incurred $474,000 in legal, consulting and accounting expenses associated with the governmental and Audit Committee investigations and $45,000 associated with the Company’s defense and negotiations with the government. In the first quarter of 2006, the Company incurred approximately $131,000 in connection with negotiations with various governmental entities. Management currently estimates that additional legal fees and other expenses to be incurred by the Company in connection with the investigation by the Audit Committee may be in excess of $75,000 but cannot predict whether such fees and other expenses will be significantly higher. This estimate does not include any costs associated with the defense of the Company or negotiation with the various governmental entities to resolve these outstanding issues as these costs are not estimable but may have a material impact on the Company’s results of operations and financial condition.

Violations of applicable law may result in civil, administrative or criminal fines or penalties, but due primarily to the ongoing nature of the investigations referred to above, it is not possible at this time to predict the outcome of these investigations or the impact of costs of ultimately resolving this matter on our results of operations or financial condition. However, any fees or expenses or any fines or penalties which might be incurred by the Company in connection with these matters may have a material impact on the Company’s results of operations and financial condition. The Company has made no provisions for any future costs associated with the investigations or any costs associated with the Company’s defense or negotiations with the various governmental entities to resolve these outstanding issues.

In November 2005, the Company met with various governmental agencies to review the results of the investigation. Since that time there have been numerous conversations and meetings with various governmental agencies with which we have been cooperating fully, but we cannot predict when we will have a resolution to these outstanding issues.

Item 1A.	Risk Factors.

Sales of our products into Iran are under investigations by the United States Department of Commerce, and we cannot assure you that such investigation will not result in significant fines or penalties that could have a material adverse effect on the Company’s business, financial condition, prospects, or results of operations.

The United States Department of Commerce has requested certain information relating to, and is conducting an investigation into, certain sales of our products into Iran. In addition, the Commission is conducting an informal inquiry to determine whether there have been violations of certain provisions of the federal securities laws in connection with the Company’s financial and accounting reporting, including relating to disclosures the Company made in its Form 8-K filed with the Commission on August 12, 2005 regarding the ongoing government investigation of sales by the Company of its products into Iran. We are cooperating fully with the federal government in connection with these matters. In addition, the United States Department of Justice, through the United States Attorney’s Office for the District of New Jersey, had also requested certain information and initiated an investigation into the sales of our products into Iran. In March 2006, the United States Attorney’s Office for the District of New Jersey informed the Company that it will not prosecute the Company in connection with this matter.

Based on the Company’s investigation of these matters to date, management believes that a limited number of the Company’s heart monitor systems were distributed to medical facilities in Iran without United Sates governmental authorization. We believe the aggregate revenues generated by these transactions were not material to the Company’s cumulative financial results during the period in which the transactions occurred. At this time, we do not have a license to sell products in Iran and have not entered into any agreements with distributors to distribute our products in Iran. We have incurred legal, consulting and accounting expenses associated with the investigations by the United States Department of Justice, Department of Commerce and the Commission, amounting to $911,000 in the third quarter of 2005 and $519,000 in the fourth quarter of 2005. In the first quarter of 2006, the Company incurred approximately $131,000 in connection with negotiations with various governmental entities. We cannot assure you that the ongoing investigations by the Department of Commerce and the Commission will not result in significant costs, fines or penalties that could have a material adverse effect on our business, financial condition, prospects, or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Reference is made to the Company’s Current Report on Form 8-K filed March 28, 2006 for information concerning the issuance by the Company on March 27, 2006 of Company Common Stock, which securities were not registered under the Securities Act of 1933.

(b) Not applicable.

(c) Not applicable.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

(b) None.

Item 6.	Exhibits.

The exhibits are listed in the Exhibit Index appearing at page 33 herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EP MEDSYSTEMS, INC. (Registrant)

Date: May 15, 2006	By:	/s/ David Jenkins
David Jenkins
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2006	By:	/s/ Matthew C. Hill
Matthew C. Hill
Chief Financial Officer (Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit Number	Description

10.1	Common Stock Purchase Agreement, dated March 24, 2006 (incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K filed by the Company on March 28, 2006)

10.2	Common Stock Purchase Agreement, dated March 24, 2006 (incorporated by reference to exhibit 10.2 to the Current Report on Form 8-K filed by the Company on March 28, 2006)

10.3	Registration Rights Agreement, dated March 24, 2006 (incorporated by reference to exhibit 10.3 to the Current Report on Form 8-K filed by the Company on March 28, 2006)

31.1*	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.