Form 10-Q
period 2006-06-30
EP MEDSYSTEMS INC
filed 2006-08-14
CIK 1012394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended: June 30, 2006

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

(856) 753-8533

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and non-accelerated filer” in Rule 12b-2 of the Exchange Act. (check one);

Large accelerated filer    ☐        Accelerated filer    ☐        Non-accelerated filer    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 11, 2006
Common Stock, without par value	30, 365,236 shares

EP MEDSYSTEMS, INC. AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

EP MEDSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,408,957	$5,180,001
Accounts receivable, net of allowances for doubtful accounts of $241,000 and $215,000 as of June 30, 2006 and December 31, 2005 respectively	3,155,341	3,372,426
Inventories, net of reserves	3,350,988	3,223,783
Prepaid expenses and other current assets	399,801	408,402

Total current assets	18,315,087	12,184,612

Property, Plant and equipment, net	2,172,315	2,289,495
Goodwill	341,730	341,730
Other intangible assets, net	167,746	190,164
Other assets	85,218	125,370

Total assets	21,082,096	15,131,371

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	1,877,981	2,221,934
Accrued expenses	1,838,286	1,716,770
Deferred revenue	448,534	487,536

Total current liabilities	4,164,801	4,426,240
Deferred warranty revenue, non-current	346,161	372,309
Secured convertible note, non-current	1,985,062	1,980,198

Total liabilities	$6,496,024	$6,778,747

Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued or outstanding at June 30, 2006 and at December 31, 2005	—	—
Common stock, $.001 stated value, 40,000,000 shares authorized 30,365,236 and 25,970,176 shares issued at June 30, 2006 and December 31, 2005, respectively	30,366	25,971
Additional paid-in capital	66,884,784	56,829,190
Accumulated other comprehensive loss	(186,077)	(67,148)
Treasury stock, 50,000 shares at cost	(100,000)	(100,000)
Accumulated deficit	(52,043,001)	(48,335,389)

Total shareholders’ equity	14,586,072	8,352,624

Total liabilities and shareholders’ equity	$21,082,096	$15,131,371

The accompanying notes are an integral part of these statements.

EP MEDSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended
	June 30, 2006	June 30, 2005
Net sales	$3,311,858	$4,754,831
Cost of products sold (1)	1,244,252	1,750,040

Gross profit	2,067,606	3,004,791

Operating costs and expenses:
Sales and marketing expenses (2)	2,555,588	2,173,686
General and administrative expenses (3)	1,093,407	1,389,524
Research and development expenses (4)	680,620	588,626

Total operating expenses	4,329,615	4,151,836

Loss from operations	(2,262,009)	(1,147,045)

Interest income	112,015	46,987
Interest expense	(63,421)	(65,652)

Net loss	$(2,213,415)	$(1,165,710)

Basic and diluted loss per share	$(0.07)	$(0.05)

Weighted average shares outstanding used to compute basic and diluted loss per share	30,365,236	25,814,176

(1)	Includes share-based compensation expense of $4,729 for the three months ended June 30, 2006.
(2)	Includes share-based compensation expense of $86,984 for the three months ended June 30, 2006.
(3)	Includes share-based compensation expense of $74,954 for the three months ended June 30, 2006.
(4)	Includes share-based compensation expense of $25,672 for the three months ended June 30, 2006.

The accompanying notes are an integral part of these statements.

EP MEDSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Six Months Ended
	June 30, 2006	June 30, 2005
Net sales	$7,389,969	$8,230,883
Cost of products sold (1)	2,832,488	3,027,746

Gross profit	4,557,481	5,203,137

Operating costs and expenses:
Sales and marketing expenses (2)	4,969,986	4,302,284
General and administrative expenses (3)	1,956,643	2,260,424
Research and development expenses (4)	1,378,712	1,172,940

Total operating expenses	8,305,341	7,735,648

Loss from operations	(3,747,860)	(2,532,511)

Interest income	164,374	88,004
Interest expense	(124,126)	(128,711)

Net loss	$(3,707,612)	$(2,573,218)

Basic and diluted loss per share	$(0.13)	$(0.10)

Weighted average shares outstanding used to compute basic and diluted loss per share	28,277,500	25,709,053

(1)	Includes share-based compensation expenses of $8,969 for the six months ended June 30, 2006.
(2)	Includes share-based compensation expenses of $174,345 for the six months ended June 30, 2006.
(3)	Includes share-based compensation expenses of $149,850 for the six months ended June 30, 2006.
(4)	Includes share-based compensation expenses of $51,196 for the six months ended June 30, 2006.

The accompanying notes are an integral part of these statements.

EP MEDSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2006

(unaudited)

	Common Stock Shares	Common Stock Amount	Preferred Stock Shares	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Accumulated Deficit	Total
Balance, December 31, 2005	25,970,176	$25,971	—	—	$56,829,190	$(67,148)	$(100,000)	$(48,335,389)	$8,352,624
Issuance of common stock in connection with private placement, net of offering costs	4,395,060	4,395	—	—	9,474,754	—	—	—	9,479,149
Vesting of options in connection with options issued to consultant	—	—	—	—	196,480	—	—	—	196,480
Share-based Compensation	—	—	—	—	384,360	—	—	—	384,360
Foreign currency translation	—	—	—	—	—	(118,929)	—	—	(118,929)
Net loss	—	—	—	—	—	—	—	(3,707,612)	(3,707,612)

Balance, June 30, 2006	30,365,236	$30,366	—	—	$66,884,784	$(186,077)	$(100,000)	$(52,043,001)	$14,586,072

The accompanying notes are an integral part of this statements.

EP MEDSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended
	June 30, 2006	June 30, 2005
Cash flows from operating activities:
Net loss	$(3,707,612)	$(2,573,218)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	374,554	386,323
Accretion of note discount	4,864	12,792
Amortization of beneficial conversion feature	10,181	31,245
Non cash expenses in connection with issuance of options to consultant	196,480	—
Share-based compensation	384,360	—
Bad debt expense	26,000	—
Changes in assets and liabilities:
Decrease in accounts receivable	191,085	120,604
Increase in inventories	(248,388)	(132,767)
Decrease in prepaid expenses and other assets	38,572	152,460
Decrease in accounts payable	(343,953)	(91,642)
Increase in accrued expenses and deferred revenue	56,398	468,503

Net cash used in operating activities	$(3,017,459)	$(1,625,700)

Cash flows from investing activities:
Capital expenditures	(86,469)	(110,407)
Patent costs	(27,336)	(93,471)

Net cash used in investing activities	$(113,805)	$(203,878)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering expenses	9,479,149	77,790

Net cash provided by financing activities	$9,479,149	$77,790

Effect of exchange rate changes	(118,929)	122,593

Net increase (decrease) in cash and cash equivalents	6,228,956	(1,629,195)
Cash and cash equivalents, beginning of period	5,180,001	9,345,000

Cash and cash equivalents, end of period	$11,408,957	$7,715,805

Supplemental cash flow information Cash paid for interest	$93,069	$74,072

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

Note 2. Inventories

Inventories are valued at the lower of cost or market with cost being determined on a first-in, first-out basis. Inventories consisted of the following at June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
	(unaudited)
Raw materials	$1,330,322	$1,531,746
Work in process	411,602	538,567
Finished goods	1,850,064	1,367,470
Reserve for obsolescence	(241,000)	(214,000)

	$3,350,988	$3,223,783

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

At the closing of the transaction, the Company issued the Convertible Note to Laurus having a principal amount of $4,000,000 and received net proceeds of $2,661,600. An additional $1,000,000 of the Convertible Note was previously restricted and those restrictions were released during the third quarter of 2004. The balance of the proceeds was used to pay fees incurred in connection with this transaction. Deferred financing fees are being amortized over the life of the Convertible Note using the effective interest method. In addition, the Company paid a portion of the fees payable to an intermediary, Biscayne Capital Markets, Inc. (“Biscayne”), in 40,000 shares of the Company’s common stock having a market value on the date of closing of this transaction equal to $100,000. The net proceeds of the Convertible Note were used by the Company for working capital purposes and payment of outstanding debt.

The portion of the Convertible Note against which Laurus advances funds based on the Company’s accounts receivable bears interest at the prime rate, with a floor of 4%, and the balance (the “Advance Amounts”) bears interest at the prime rate plus 2%, an effective interest rate of approximately 21% for the year ended December 31, 2005, including accretion of debt discount and amortization of the beneficial conversion feature. One half of Advance Amounts outstanding on February 28, 2005 was required to be repaid on or before that date. However, there were no Advance Amounts on that date, as the net collateral exceeded the principal amount outstanding on the Convertible Note. The remaining balance of the Advance Amounts outstanding on the date of the closing was required to be repaid on or before August 28, 2006. On November 9, 2005, the Convertible Note’s maturity date was extended to February 28, 2008. The Company evaluated the impact of the change in the maturity date on the present value of the cash flows of the Convertible Note in conjunction with Emerging Issues Tax Force (“EITF”) Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.”

This EITF provides guidance when a modification of a debt instrument should be considered an extinguishment. The change in the present value of the modification did not meet the criteria to be treated as an extinguishment. The Company, subject to certain rights of cancellation in favor of Laurus, may extend the credit facility by Laurus, on a year-by-year basis, commencing February 28, 2008. The Company may repay in cash, without penalty, up to $500,000 of the Convertible Note in any one calendar year, plus all Advance Amounts.

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

The Fixed Conversion Price is subject to adjustment, with customary exceptions and on a weighted-average basis, in connection with sales of the Company’s securities below the Fixed Conversion Price then in effect, and is also subject to adjustment for stock splits, combinations, stock dividends and similar events. As part of the credit facility transaction, Laurus and the intermediary also received warrants to purchase an aggregate of 240,750 shares of the Company’s Common Stock (the “Warrants”), with exercise prices set as follows: $2.93 per share for the purchase of up to the first 133,750 shares, $3.19 per share for the purchase of up to the next 80,250 shares, and $3.70 per share for the purchase of up to the final 26,750 shares. The expiration date of the warrant is August 28, 2010. The exercise price of the warrants and the number of shares underlying the warrants are subject to adjustments for stock splits, combinations, stock dividends and similar events. The shares underlying the debt and the warrants have been registered.

In accordance with the provisions of EITF Issue No. 00-27, “Application of EITF Issue No. 98-5 ‘Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios’, to Certain Convertible Securities”, the allocated value of the Convertible Note contained a beneficial conversion feature calculated based on the difference between the effective conversion price of the proceeds allocated to the Convertible Notes and the Warrants at the date of issuance. The amount arising from the beneficial conversion feature aggregated approximately $486,000 and is being amortized as interest expense from the date of the issuance of the Convertible Note to the mandatory redemption date of February 28, 2008. The Company valued the Convertible Note and the Warrants at issuance. The fair value of the Warrants at the time of issue was $407,500. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the Company marked the Warrants to market at September 30, 2003 incurring a non-cash charge of $264,000. The registration rights agreement associated with the Convertible Note was amended on November 25, 2003 and, as a result, the amount associated with the Warrants was transferred to equity. The Company marked the Warrants to market at the date of the amendment which reduced the overall expense to $210,750 for the year ended December 31, 2003. The net carrying value of the Convertible Note, after allocation of the fair value of the Warrants is being accreted to interest expense over the term of the Convertible Note using the effective interest method.

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

Common Stock

EP MedSystems is authorized to issue 40,000,000 shares of common stock, no par value, $.001 stated value per share, of which a total of 30,365,236 and 25,970,176 shares were issued and 50,000 shares were held in Treasury Stock at June 30, 2006 and December 31, 2005, respectively.

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

During 2005, three additional options to purchase shares of the Company’s common stock were issued to a physician consultant engaged as the Company’s senior medical advisor, in the amounts of 40,000, 40,000 and 100,000 shares of common stock, respectively, on which the exercise price of the options was equal to the fair market value of the Company’s common stock on the date of the grant. With respect to the two 40,000 option issuances, they vest in equal installments over three years and the Company expensed $171,000 representing the fair value of the options measured using the Black-Scholes option pricing model for each grant as follows: risk free rate of 3.77% and 4.33%; 10 year life, and volatility percentage of 77.98% and 81.1%. The issuance of an option in the amount of 100,000 shares of the Company’s common stock did not meet the criteria for expensing in 2005. In the first quarter of 2006, the consultant’s performance obligation in connection with these options was fulfilled and the Company recorded an expense of $196,480, valued using the Black-Scholes option pricing model for each grant as follows: risk free rate of 4.82%, 10 year life, and volatility percentage of 84.23%.

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

Note 5. Stock Based Compensation

Effective January 1, 2006, the Company follows Financial Accounting Standards Board (“FASB”) Statement No. 123R, “Shared-Based Payment”. Statement 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost is measured based on the fair value of the equity or liability instruments issued.

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

Statement 123R replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established a fair-value-based method of accounting for share-based payment transactions with employees. However, Statement 123 permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The impact of Statement 123R, if it had been in effect, on the net loss and related per share amounts for years ended December 31, 2005, 2004, and 2003 was disclosed in Note 9 Stock Option Plans included in the Company’s Form 10-K for the year ended December 31, 2005.

Since the Company adopted Statement 123R using the modified-prospective-transition-method, prior periods have not been restated. Under this method, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding as of the beginning of the period of adoption. The Company measured share-based compensation cost using the Black-Scholes option pricing model.

The Company currently has five share-based employee compensation plans. Share-based compensation of $192,000 and $384,000 net of a fully reserved tax benefit, or $.01 per share, was recognized for the three and six months ended June 30, 2006, respectively. At this time the Company anticipates that share-based compensation for its employees will not exceed $1,000,000, net of tax benefits for the year ended December 31, 2006. Reported net income, adjusting for share-based compensation that would have been recognized in last year’s comparative three and six month periods if Statement 123R had been followed is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net loss, as reported	$(2,213,415)	$(1,165,710)	$(3,707,612)	$(2,573,218)
Less: stock-based compensation costs determined under fair value based method for all awards	—	(140,454)	—	(317,184)

Adjusted net loss	$(2,213,415)	$(1,306,164)	$(3,707,612)	$(2,890,402)

Loss per share of common stock -:
As reported	$(0.07)	$(0.05)	$(0.13)	$(0.10)

Shared-based compensation costs	—	—	—	(0.01)

Adjusted net earnings	$(0.07)	$(0.05)	$(0.13)	$(0.11)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2006: expected volatility of 84%; risk-free interest rate of 4.82% and an expected life of a range of 7.5 to 10 years.

Expected volatility is based on the historical volatility of the price of shares of our common stock over the past approximately 10 years. Management uses historical information to estimate expected forfeitures and uses the simplified method to estimate the expected lives within the valuation model. The expected term of awards represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Compensation cost is recognized using a straight-line method over the vesting or service period and is net of estimated forfeitures.

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

The following table sets forth product sales by geographic segment for the three and six months ended June 30, 2006 and 2005, respectively.

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2006	2005	2006	2005
United States	$2,256,000	$3,738,000	$4,921,000	$6,497,000
Europe/Middle East	762,000	433,000	1,125,000	945,000
Asia and Pacific Rim	294,000	584,000	1,344,000	789,000

	$3,312,000	$4,755,000	$7,390,000	$8,231,000

Sales of EP MedSystems’ cardiac electrophysiology equipment and related catheters aggregated approximately $6,488,000 and $902,000, respectively, for the six months ended June 30, 2006, and $7,349,000 and $882,000, respectively, for the comparable period in 2005. EP MedSystems’ long-lived assets are primarily located in the United States. Two customers accounted for 14% and 12% of the Company’s sales for the six months ended June 30, 2006, respectively. No one customer was material to the Company’s sales for the three months ended June 30, 2006. At June 30, 2006, one customer accounted for 14% of the gross outstanding accounts receivables.

Net sales for the six months ended June 30, 2006 were billed in two currencies: $7,127,000 in U.S. dollars and the equivalent of $263,000 in Euros. Management has determined the impact of foreign currency risk on sales to be minimal since a majority of sales are billed in U.S. dollars. EP MedSystems does incur translation gains and losses, which are recorded in shareholders’ equity. Cumulative translation losses amounted to approximately $186,077 as of June 30, 2006. In addition, EP MedSystems had not entered into any derivative financial instruments for hedging or other purposes.

Note 7. Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding. Due to the losses incurred for the quarter, diluted net loss per share does not differ from basic net loss per share for each period presented, since potential shares of common stock issuable upon the exercise of stock options, warrants, and convertible debt are anti-dilutive for all periods presented. Accordingly, potential common shares of 3,277,000 and 3,775,000 as of June 30, 2006 and 2005, respectively, have been excluded from the diluted per share calculation.

Note 8. Comprehensive Income/Loss

For the three and six months ended June 30, 2006 and 2005, respectively, EP MedSystems’ comprehensive loss consisted of net loss and foreign currency translation adjustments. The comprehensive losses for the three and six months ended June 30, 2006 and 2005, were approximately $2,322,000 and $3,827,000 and $1,043,000 and $2,451,000, respectively.

Note 9. Recently Issued Accounting Standards

In July 2006, the FASB issued Financial Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, which applies to all tax positions related to income taxes subject to SFAS No. 109 (SFAS 109, Accounting for Income Taxes). This includes tax positions considered to be “routine” as well as those with a high degree of uncertainty. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied (i.e., the position is more-likely-than-not to be sustained). Under step two, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more-likely-than-not to be realized upon ultimate settlement. FIN 48’s use of the term “more-likely-than-not” in steps one and two is consistent with how that term is used in SFAS 109 (i.e., a likelihood of occurrence greater than 50 percent).

Those tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period they meet the more–likely-than-not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions.

In addition, FIN 48 requires expanded disclosure requirements, which include a tabular rollforward of the beginning and ending aggregate unrecognized tax benefits, as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months. These disclosures are required at each annual reporting period unless a significant change occurs in an interim period.

FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company expects to adopt FIN 48 in its first quarter of fiscal 2007. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The cumulative effect adjustment would not apply to those items that would not have been recognized in earnings, such as the effect of adopting FIN 48 on tax positions related to business combinations.

The Company is currently evaluating the impact of the adoption of FIN 48.

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

In a letter dated August 16, 2005, the Company was informed by the Philadelphia District Office of the SEC (the “SEC District Office”) that the SEC is conducting a confidential, informal inquiry to determine whether there have been violations of certain provisions of the federal securities laws in connection with the Company’s financial and accounting reporting, including relating to disclosures the Company made in its Form 8-K filed with the Commission on August 12, 2005 regarding ongoing government investigations of sales by the Company of its products to Iran.

The Company is cooperating fully with the federal government in connection with these matters.

Based on the Company’s investigation of these matters, management believes that a limited number of the Company’s heart monitor systems and various components were distributed to medical facilities in Iran in prior periods without United States governmental authorization. We believe the aggregate revenues generated by these transactions were not material to the Company’s cumulative financial results during the period in which such transactions occurred, and the Company has taken steps to implement certain control procedures designed to prevent the Company’s products or services from being provided to any foreign countries in violation of applicable law.

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

Separately, the Audit Committee of the Company’s Board of Directors has conducted an independent investigation into these matters and has retained outside counsel to assist it. In the third quarter of 2005, the Company incurred approximately $911,000 in legal, consulting and accounting expenses associated with the governmental and Audit Committee investigations. Additional amounts in the third quarter of 2005 over previously estimated costs were associated with the additional resource requirement for the SEC’s inquiry, additional document review, additional interviews and the termination of Reinhard Schmidt, our former President, Chief Executive Officer and Chief Operating Officer. In the fourth quarter of 2005, the Company incurred approximately $474,000 in legal, consulting and accounting expenses associated with the governmental and Audit Committee investigations and approximately $45,000 associated with the Company’s defense and negotiations with the government. In the first six months of 2006, the Company incurred approximately $155,000 in connection with negotiations with various governmental entities. Management cannot predict whether such fees and other expenses will be significantly higher as these costs, as well as possible additional penalties and fines, as more fully described below, are not estimable at this time.

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

In the fourth quarter of 2005, we terminated our agreements with our Armenian and German distributors. The German distributor is contesting the termination, and we are in the process of negotiation a settlement, which we do not believe will result in any cash payment to the ex-distributor.

In November 2005, the Company met with various governmental agencies to review the results of their investigations and inquiries. Since that time there have been numerous communications and meetings with various governmental agencies, including ongoing settlement negotiations. While the Company has been cooperating fully in each of these investigations, we cannot predict when we will have a resolution to these outstanding issues.

On July 20, 2006, the Company received a proposed charging letter stating that the Department of Commerce has reason to believe that the Company violated export control regulations arising out of sales between October 1999 and January 2004 of cardiac equipment to end-users in Iran without the required U.S. Government authorization, and that the disclosures made by the Company and certified by Reinhard Schmidt, our former President, Chief Executive Officer and Chief Operating Officer, regarding these transactions in October and November 2003 were false and misleading. The proposed charging letter also sets forth possible administrative sanctions which may be imposed, which include civil penalties of up to $407,000, denial of export privileges and/or exclusion from practice before the Department of Commerce. The Company has reached an agreement in principle to settle this matter prior to issuance of a formal charging letter with the payment of $345,000 in civil penalties, which was accrued at June 30, 2006, and no denial or export privileges. In the event a negotiated resolution is not reached with the Department of Commerce, an administrative hearing would be set and could result in penalties of up to $407,000, denial of export privileges and/or exclusion from practice before the Department of Commerce. Management believes that any denial of export privileges would have a material adverse effect on our business.

Notwithstanding the agreement as to settlement terms with the Department of Commerce, the investigations by the U.S. Treasury Department and the SEC have not been closed, and could result in findings that the Company violated applicable law resulting in additional civil, administrative or criminal fines or penalties. The Company cannot assure you that the ongoing investigations by the Commission or the U.S. Treasury Department will not result in significant costs, fines or penalties that could, in the aggregate, have a material adverse effect on our business, financial condition, prospects or results of operations. The Company has made no provision for any future costs associated with these investigations or any costs associated with the Company’s defense or negotiations with the various governmental entities to resolve these outstanding issues.

Product Field Action

The Company has initiated a field action recall for one of its products. This field action will consist of an upgrade of the installed base in a phased process and will consist of bringing the units in-house and making certain modifications. The Company has accrued approximately $250,000 in costs associated with this field action consisting of shipping of the product and the associated modifications. Through June 30, 2006, the Company has incurred approximately $60,000 in costs associated with this process. Management derived this estimate by evaluating all associated costs including, but not limited to, shipping of the units, parts to upgrade the units, outside labor to implement the modifications and associated costs to upgrade software at customers’ sites. This is management’s best estimates of the associated costs based on information available at this time. There are factors that could increase these costs, such as additional rework, the impact of decisions of regulatory bodies as well as additional unforeseen costs, among others and therefore there can be no assurance that additional expenses arising from this field action may not be incurred in the future. Besides costs, other factors that could impact the Company, include an impact on revenue based on the availability of units for sale and possible damage to our reputation. In addition, the FDA performed an audit of the subject facility and issued the Company a report containing several observations. The Company has responded to this report. However, it is possible that we could receive a warning letter. If a warning letter is issued, it may impact, among other things our ability to ship products to certain customers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

EP MedSystems was incorporated in January 1993 and operates in a single industry segment. We develop, manufacture, market and sell a line of products for the cardiac rhythm management, or electrophysiology (“EP”), market used to diagnose, monitor, visualize and treat irregular heartbeats known as arrhythmias. Since our inception, we have acquired technology and marketing rights, have developed new products and have begun marketing various electrophysiology products, including our EP-WorkMate® computerized electrophysiology workstation, the RPM™ RealTime Position Management™ navigation technology, our EP-4™ Computerized Cardiac Stimulator, diagnostic electrophysiology catheters (including our unique one-piece catheter), our ViewMate® intracardiac ultrasound catheter system and related disposable supplies and our ALERT® System (including the ALERT® Companion II and ALERT® family of internal cardioversion catheters).

Our core diagnostic product is the EP-WorkMate® which consists of the EP- WorkMate®, the EP-WorkMate® integrated with RPM™ RealTime Position Management™ System and the EP-4™ Computerized Cardiac Stimulator. The EP-WorkMate® is a computerized electrophysiology workstation that monitors, displays and stores cardiac electrical activity and arrhythmia data. It offers, among other features, display and storage of up to 192 intracardiac signals, real-time diagnosis, analysis and integration with our own proprietary systems, such as our EP-4™ Stimulator, as well as with the systems of other market leaders and with other technologies and systems. We received FDA market clearance to sell the EP-WorkMate® integrated with the RPM™ RealTime Position Management™ System in the third quarter of 2003. This approval was the culmination of a strategic joint development project between Boston Scientific Corporation and EP Med. It is the only EP recording system on the market to integrate advanced recording and stimulation with anatomic modeling, advanced mapping and 3-D navigation features, allowing electrophysiology studies to be more efficient and user friendly. The EP-4™ Stimulator is a computerized signal generator and processor which, when integrated with the EP-WorkMate®, is used to stimulate the heart with electrical impulses in order to locate arrhythmia. For the six months ended June 30, 2006 and 2005, the EP-WorkMate® platform accounted for approximately 86% and 88%, respectively, of our total sales. We also market a line of diagnostic electrophysiology catheters for stimulation and sensing of electrical signals during electrophysiology studies, which represented approximately 3% of our total sales revenues for the six months ended June 30, 2006 and 2005, respectively.

We have also developed the ViewMate® intracardiac ultrasound catheter system, including the ViewMate® ultrasound imaging console and ViewFlexTM intracardiac imaging catheters. These products offer high-resolution, real-time ultrasound capability designed to improve a physician’s or clinician’s ability to visualize inside the chambers of the heart. We believe the ViewMate® Ultrasound System may play an important role for a broad range of potential applications in electrophysiology and cardiology. In April of 2003, we received European Community (“CE”) approval to market the ViewMate® in Europe. In October of 2003, we received FDA market clearance to sell the ViewMate® System in the United States. Sales of the ViewMate® system and related ViewFlex™ catheters accounted for approximately 7% and 5% of our total sales revenues in the six months ended June 30, 2006 and 2005, respectively.

We have also developed a product for the treatment of atrial fibrillation known as the ALERT® System, which uses a patented electrode catheter to deliver measured, variable, low-energy electrical impulses directly to the inside of the heart to convert atrial fibrillation to a normal heart rhythm. We have obtained Class III Design Examination Certification from a European Notified Body allowing us to label the ALERT® System with a CE Mark, an international symbol of adherence to quality assurance standards, design reviews and hazard analysis, which permits us to sell the ALERT® System in the European Community. In September 2003, we received pre-market approval to sell the ALERT® Companion II in the United States. Sales of the ALERT® System and related catheters accounted for approximately 4% of our total sales revenues for the six months ended June 30, 2006 and 2005, respectively. Due to limited resources and the potential of our other products, we will continue to service the ALERT® installed base, but will not expend significant company resources on this product line at this time.

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

Revenue Recognition

We ship products to our customers based on FOB shipping point and, as such, recognize product sales on the date of shipment. Installation of the products is considered perfunctory. Payments received in advance of shipment of product are deferred until such products are shipped. We do not have royalty agreements that result in revenue to EP MedSystems and we do not provide distributors or end-users with a general right to return products purchased.

We have three sales channels: direct sales to customers, sales to independent distributors, and sales to alliance partners. Our products do not require “installation” in the traditional sense, but the EP-WorkMate® does require a set up. For sales to distributors, the distributor is responsible for all set-up of all electronic hardware products. For direct sales, the customer can perform the set-up on its own; however, EP MedSystems personnel generally will assist customers in this process. The set-up process, which takes approximately 1-2 hours to complete, is usually performed shortly after shipment and primarily consists of assembling the workstation cart and plugging in the monitors, printer, isolation transformer, and the EP-4™ Stimulator to the main computer. This process does not impact our standard payment terms. For sales to distributors, payment terms are defined in the distributor agreements as 100% of the purchase price being due within 30 to 60 days after shipment. For direct sales, payment terms are agreed in advance of the sale and generally require a 50% deposit prior to shipment, with the balance due within 30 to 60 days after shipment.

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

	For The Three Months Ended June 30,		For The Six Months End June 30,
	2006	2005	2006	2005
Beginning balance	$318,000	$299,000	$313,000	$331,000
Warranties	49,000	122,000	147,000	187,000
Warranty payments	(76,000)	(109,000)	(169,000)	(206,000)

Ending balance	$291,000	$312,000	$291,000	$312,000

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

Valuation of Inventory

We value our inventory at the lower of cost or market, with cost being determined on a first-in, first-out basis. We continually monitor our slow-moving items, and establish reserve amounts on a specific identification basis, as necessary. In addition, due to the fact that our business is dependent on the latest computer technology, we continually monitor our inventory and products for obsolescence. If we determine market value to be less than cost, we write down the cost to that value. Generally, we do not experience significant writedowns, losses, etc. with respect to the valuation of our inventory; however, these reserves are estimates, which could change significantly, either favorably or unfavorably, depending on market and competitive conditions.

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

Accounting for Stock-Based Compensation.

Prior to January 1, 2006, we elected to measure our share-based compensation expense relating to grants to employees under our stock option plans using the intrinsic value method. Under this method, we recorded no compensation expense when we granted stock options to employees if the exercise price for a fixed stock option award to an employee was equal to the fair value of the underlying common stock at the date we grant the stock option.

A different method for accounting for employee stock option grants is the fair value method. Under the fair value method, a company is required to determine the fair value of options granted to employees based on an option pricing model which incorporates such factors as the current stock price, exercise prices of the options, expected volatility of future movements in the price of the underlying stock, risk-free interest rates, the term of the options and any dividends expected to be paid. The fair value determined under this method is then amortized over the vesting period of the related options. Had we chosen to account for employee stock options using the fair value method, we would have recorded additional share-based compensation expense of approximately $754,000 for the year ended December 31, 2005.

On December 16, 2004 the FASB issued SFAS No. 123R, Share-Based Payment, which is an amendment to SFAS No. 123, Accounting for Stock-Based Compensation. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires such transactions to be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements. This new standard is effective beginning in the first fiscal year beginning after June 15, 2005. We adopted this new standard effective for the first quarter of 2006.

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

The unrecognized compensation expense associated with unvested stock options was approximately $3,094,000 as of December 31, 2005, which will be amortized over an average period of approximately 5 years. The Company’s 2006 fiscal results are expected to include approximately $853,000 of additional pre-tax compensation expense as a result of the adoption of SFAS No. 123R. In the first six months of 2006, the Company recorded share-based compensation of approximately $384,000.

Results of Operations.

Six Months Ended June 30, 2006 and 2005.

The Company had net sales of $7,390,000 for the six months ended June 30, 2006, as compared to $8,231,000 for the comparable period in 2005. This $841,000 (or 10%) decrease was primarily due to lower sales of our EP-WorkMate® with RPM™ which has been impacted by a lack of support from Boston Scientific for this product line. Our sales of consumable products were up 2% over the same period last year. Sales of ALERT® catheters were down as we are not actively recruiting new placements. However, sales of ViewFlex™ ultrasound catheters increased 31% over the same period in 2005. Sales in the United States were down 24% over the same period in 2005. Sales in Asia increased 70% as a result of an upgrade program by our Japanese distributor, which concluded in the first quarter. We do not expect this level of sales from Asia in the second half of 2006. Sales in Europe increased 19% due to a strong second quarter by our distributors in the region.

Gross profit on sales for the six months ended June 30, 2006 was $4,557,000 as compared with $5,203,000 for the same period in 2005. Gross profit as a percentage of sales was flat at 62% when compared to the 63% recorded in the first six months of 2005.

Sales and marketing expenses increased $668,000 (or 16%) to $4,970,000 for the six months ended June 30, 2006 as compared to the same period in 2005. Of this increase, our clinical affairs department accounted for approximately $420,000 in symposia costs, share-based compensation for our senior medical advisor and clinical fees associated with the Company’s ICE CHIP study. We completed phase I of the ICE CHIP study in July of 2006 and after data analysis we expect to begin enrollment in phase II in the fourth quarter of 2006. We are also in the initial phase of a second clinical trial to support additional applications of our ViewMate® cardiac ultrasound catheter system. We also incurred an additional $174,000 in share-based compensation associated with the adoption of FAS 123R. In addition, our costs to manage conventions increased $75,000 as a result of our increased marketing presence.

General and administrative expenses decreased $304,000 (or 13%) to $1,957,000 for the six months ended June 30, 2006 as compared to the same period in 2005. The decrease in general and administrative expenses was due to a number of factors. There was a decrease in our legal costs of $265,000 as a result of what we hope is the completion of a significant portion of the legal work associated with the Company’s receipt of the Administrative Subpoena and the investigation by the Department of Commerce described in Note 10 of the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. We incurred approximately $1,430,000 of legal, consulting and accounting expenses in the third and fourth quarters of 2005 associated with our response to these governmental investigations. These expenses were primarily attributable to the Company’s Audit Committee investigation, the Company’s negotiations with the government and the termination of Reinhard Schmidt, our former President and Chief Executive Officer. Although we are unable to estimate the amount of additional legal expenses we may be required to incur to resolve these governmental investigations and inquiries, we have incurred approximately $155,000 of legal and other fees and expenses in connection with these matters through June 30, 2006. We believe that additional legal and other costs and expenses through the remainder of 2006 may be significant as we work to resolve these matters and continue to implement control procedures designed to prevent our products or services from being provided to customers in any foreign countries in violation of applicable law. With respect to this matter, the Company has reached an agreement in principal with the Department of Commerce and recorded an expense of $345,000 associated with the expected fines and penalties. Notwithstanding the agreement as to settlement terms with the Department of Commerce, the investigations by the U.S. Treasury Department and the SEC have not been closed, and could result in findings that the Company violated applicable law resulting in additional civil, administrative or criminal fines or penalties. The Company cannot assure you that the ongoing investigations by the Commission or the U.S. Treasury Department will not result in significant costs, fines or penalties that could, in the aggregate, have a material adverse effect on our business, financial condition, prospects or results of operations. The Company has made no provision for any future costs associated with these investigations or any costs associated with the Company’s defense or negotiations with the various governmental entities to resolve these outstanding issues.

Notwithstanding the penalties accrued, we had a decrease in non-cash expenses of $291,000 as a result of fluctuations in foreign currency and a decrease of consulting fees of $66,000 associated with the Company’s planned compliance with Section 404 of Sarbanes-Oxley. In addition, there were lower deferred financing fees of $57,000, associated with lower conversions of our Secured Convertible Note. The Company had lower compensation costs of $152,000 which were offset by share-based compensation costs of $150,000. There was an increase of $22,000 in business insurances and $20,000 in equipment leases.

Research and development expenses increased $206,000 (or 18%) to $1,379,000 for the six months ended June 30, 2006 as compared to the same period in 2005. The increase was due to an increase of $236,000 in salaries, benefits and recruiter fees associated with additional headcount in the research and development and quality departments, of which $51,000 relates to share-based compensation. There was also an increase in destructive testing costs of $31,000 associated with the ViewFlex™ catheter product. We believe these testing costs will continue in the third quarter of 2006 as we manage changes to the catheter to improve the supply. These costs were offset by a reduction in project costs. Costs for research and development can fluctuate on a quarter-by-quarter basis depending on the status of projects and intellectual property strategies.

Interest expense decreased $5,000 to $124,000 for the six months ended June 30, 2006, as compared to the same period in 2005. This decrease in interest expense is a result of a decrease in the beneficial conversion feature of and decrease in the accretion of, debt discount as a result of the conversion of debt to equity related to the convertible note issued to Laurus. The decrease in interest expense was offset by higher interest rates in 2006. Interest income increased $76,000 to $164,000 due to higher cash balances and higher interest rates.

Three Months Ended June 30, 2006 versus June 30, 2005

Net sales were $3,312,000 for the three months ended June 30, 2006, as compared to $4,755,000 for the comparable period in 2005. This $1,443,000 (or 30%) decrease is a result of a lower in sales of the EP WorkMate® and EP WorkMate with RPM™ product line. Sales of the EP WorkMate® with RPM™ have been impacted by a lack of support by Boston Scientific for this product line. Our sale of consumable products increased 18% primarily due to a 37% increase in sales of the ViewFlex™ product line. Sales in the United States were down 40% over the same period in 2005. Sales in Asia were down 50% as a result of an upgrade program by our Japanese distributors, which concluded in the first quarter. Sales in Europe increased 76% due to a strong second quarter by our distributors in the region.

Gross profit on sales for the three months ended June 30, 2006 was $2,068,000, as compared to $3,005,000 for the same period in 2005. Gross profit was flat as a percentage of sales of 62% compared to 63% in the second quarter of 2005.

Sales and marketing expenses increased $382,000 (or 18%) to $2,556,000 for the three months ended June 30, 2006 as compared to the same period in 2005. The increase in sales and marketing expenses is primarily a result of an additional $133,000 in cost required by our clinical affairs department in 2006 over the comparable period in 2005 which included an additional $76,000 in costs for the Company’s clinical study. There were also additional compensation costs of $146,000 in connection with an investment in head count in our sales and sales support function and clinical departments including $87,000 in share-based compensation costs. Convention and symposia costs increased $176,000 compared to the same period of 2005.

General and administrative expenses decreased $296,000 (or 21%) to $1,093,000 for the three months ended June 30, 2006, as compared to the same period in 2005. This was primarily due to a decrease in consulting costs of approximately $68,000 related to the Company’s compliance measures for Section 404 of Sarbanes-Oxley, approximately $218,000 due to fluctuations in foreign currency, and approximately $27,000 associated with lower amortization of deferred financing fees with the extension of the due date of our Secured Convertible Note. There was also a $352,000 decrease in legal costs associated with our ongoing investigations with various governmental entities in connection with sales of our products to Iran and Syria resulting from the legal work associated with the Company’s receipt of the Administrative Subpoena and the investigation by the Department of Commerce. We incurred approximately $1,430,000 of legal, consulting and accounting expenses in the third and fourth quarters of 2005 associated with our response to these governmental investigations. These expenses were primarily attributable to the Company’s Audit Committee investigation, the Company’s negotiations with the government and the termination of Reinhard Schmidt, our former President and Chief Executive Officer. Although we are unable to estimate the amount of additional legal expenses we may be required to incur to resolve these governmental investigations and inquiries, we have incurred approximately $155,000 of legal and other fees and expenses in connection with these matters through June 30, 2006. We believe that additional legal and other costs and expenses through the remainder of 2006 may be significant as we work to resolve these matters and continue to implement control procedures designed to prevent our products or services from being provided to customers in any foreign countries in violation of applicable law. With respect to this matter, we have reached an agreement in principal with the Department of Commerce and recorded an expense of $345,000 associated with the expected fines and penalties. Notwithstanding the agreement as to settlement terms with the Department of Commerce, the investigations by the U.S. Treasury Department and the SEC have not been closed, and could result in findings that the Company violated applicable law resulting in additional civil, administrative or criminal fines or penalties. We cannot assure you that the ongoing investigations by the Commission or the U.S. Treasury Department will not result in significant costs, fines or penalties that could, in the aggregate, have a material adverse effect on our business, financial condition, prospects or results of operations. The Company has made no provision for any future costs associated with these investigations or any costs associated with the Company’s defense or negotiations with the various governmental entities to resolve these outstanding issues. There was also approximately $75,000 in share-based compensation in connection with the adoption of FAS 123R.

Research and development costs increased $92,000 (or 16%) to $681,000 for the three months ended June 30, 2006 as compared to the same period in 2005. This was primarily due to an increase of $95,000 in compensation costs and benefits associated with additional head counts in the quality assurance and research and development departments and $26,000 in share-based compensation in connection with the adoption of FAS 123R. In addition, there were $25,000 in destructive testing costs associated with manufacturing issues around our ViewFlex™ catheter product. We believe the testing costs will continue in the third quarter as we manage changes to the catheter to improve the supply. There costs were offset by lower project costs of $29,000 and lower FDA filing fees of $26,000.

Interest expense decreased $2,000 for the three months ended June 30, 2006, as compared to the same period in 2005. The decrease in interest expense is a result of a lower accretion of debt discount and amortization of beneficial conversion feature offset by higher interest rates. Interest income increased $65,000 for the three months ended June 30, 2006 as a result of higher cash balances and higher interest rates.

Liquidity and Capital Resources

Since our incorporation in January 1993, our expenses have exceeded sales, resulting in an accumulated deficit of approximately $51.9 million at June 30, 2006 and approximately $48.3 million at December 31, 2005.

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

At the closing of the transaction, we issued the Laurus Convertible Note to Laurus having a principal amount of $4,000,000 and received net proceeds of $2,661,600. An additional $1,000,000 of the Laurus Convertible Note was previously restricted. Those restrictions were released during the third quarter of 2004 and that amount became available to us. The balance of the proceeds was used to pay fees incurred in connection with this transaction. Deferred financing fees are being amortized over the life of the Convertible Note using the effective interest method. In addition, we paid a portion of the fees payable to an intermediary, Biscayne, in 40,000 shares of our common stock having a market value on the date of closing of this transaction equal to $100,000. The net proceeds of the Laurus Convertible Note have been, and will be, used for working capital purposes and payment of outstanding debt.

The portion of the Laurus Convertible Note against which Laurus advances funds based on our accounts receivable bears interest at the prime rate, with a floor of 4%, which is an effective interest rate of approximately 21% for the year ended December 31, 2005 (including accretion of discount and amortization of beneficial conversion feature), and the balance (the “Advance Amounts”) bears interest at the prime rate plus 2%. One half of the Advance Amounts outstanding on February 28, 2005 was required to be repaid on or before that date. However, there were no Advance Amounts outstanding on that date, as the net collateral exceeded the principal amount outstanding on the Laurus Convertible Note. The remaining balance of the Advance Amounts outstanding on the date of the closing was required to be repaid on or before August 28, 2006. On November 9, 2005, the Convertible Note’s maturity date was extended to February 28, 2008. Subject to certain rights of cancellation in favor of Laurus, we may extend the Laurus credit facility, on a year-by-year basis, commencing February 28, 2008. We may repay in cash, without penalty, up to $500,000 of the Laurus Convertible Note in any one calendar year, plus all Advance Amounts. The Company evaluated the impact of the change in the maturity date on the present value of the cash flows of the Convertible Note in conjunction with EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” This EITF provides guidance when a modification of a debt instrument should be considered an extinguishment. The change in the present value of the modification did not meet the criteria to be treated as an extinguishment. The Company, subject to certain rights of cancellation, may extend the credit facility by Laurus, on a year-by-year basis, commencing February 28, 2008. The Company may repay in cash, without penalty, up to $500,000 of the Convertible Note in any one calendar year, plus all Advance Amounts.

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

As part of the Laurus Convertible Note transaction, Laurus and Biscayne also received warrants to purchase an aggregate of 240,750 shares of our common stock (the “Warrants”), with exercise prices set as follows: $2.93 per share for the purchase of up to the first 133,750 shares, $3.19 per share for the purchase of up to the next 80,250 shares, and $3.70 per share for the purchase of up to the final 26,750 shares. The expiration date of the Warrants is August 28, 2010. The exercise price of the Warrants and the number of shares underlying the Warrants are subject to adjustments for stock splits, combinations, stock dividends and similar events. The shares underlying the debt and the warrants have been registered.

In accordance with the provisions of EITF Issue No. 00-27, “Application of EITF Issue No. 98-5 ‘Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios’, to Certain Convertible Securities”, the allocated value of the Laurus Convertible Note contained a beneficial conversion feature calculated based on the difference between the effective conversion price of the proceeds allocated to the Convertible Note and the Warrants at the date of issuance. The amount arising from the beneficial conversion feature aggregated approximately $486,000 and is being amortized as interest expense from the date of the issuance of the Laurus Convertible Note to the mandatory redemption date of August 28, 2006. We valued the Laurus Convertible Note and the Warrants at issuance. The fair value of the Warrants at the time of issue was $407,500. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” we marked the Warrants to market at September 30, 2003 incurring a non-cash charge of $264,000. The registration rights agreement associated with the Convertible Note was amended on November 25, 2003 and, as a result, the amount associated with the Warrants was transferred to equity. We marked the Warrants to market at the date of the amendment which reduced the overall expense to $210,750 for the year ended December 31, 2003. The net carrying value of the Convertible Note, after allocation of the fair value of the Warrants, is being accreted to interest expense over the life of the agreement using the effective interest method.

In May of 2004, we engaged a physician as a consultant to head our clinical affairs department as senior medical advisor. In connection with that agreement, the Company issued 10,000 shares of the Company’s common stock to the physician and granted the physician an option to purchase 10,000 shares of the common stock which vests three years from the date of grant. Also in connection with the agreement, the Company granted the physician an option to purchase 40,000 shares of the Company’s common stock which vests in equal installments over three years. The exercise price of each of the options was the fair market value of the Company’s common stock on the date of the grant. The transactions were accounted for in accordance with EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The fair value was measured using the Black-Scholes option pricing model under Statement of Financial Accounting Standard No. 123 using the following assumptions for each grant as follows: risk free rate: 3.07%, 10 year life, and a volatility percentage of 83.86%.

During 2005, three additional options to purchase shares of the Company’s common stock were issued to this senior physician consultant in the amounts of 40,000, 40,000 and 100,000 shares of common stock respectively, on which the exercise price of the options was the fair market value of the Company’s common stock on the date of the grant. With respect to the two 40,000 option issuances, they vest in equal installments over three years and the Company expensed $171,000 representing the fair value of the options measured using the Black-Scholes option pricing model for each grant as follows: risk free rate of 3.77% and 4.33%; 10 year life, and volatility percentage of 77.98% and 81.1%. The issuance of an option in the amount of 100,000 shares of the Company’s common stock did not meet the criteria for expensing in 2005. In the first quarter of 2006, the consultant’s performance obligation in connection with these options was fulfilled and we recorded an expense of $196,480, valued using the Black-Scholes option pricing model for each grant as follows: risk free rate of 4.82%, 10 year life, and volatility percentage of 84.23%.

On March 27, 2006, the Company completed a $10,000,000 private placement of its common stock to a number of accredited investors. The Company issued 3.78 million shares of its common stock at a purchase price of $2.25 per share. In addition, FatBoy Capital, LP (“FatBoy Capital”) purchased approximately 617,000 shares of common stock at a price of $2.43 per share in accordance with NASDAQ marketplace rules. David Jenkins, the Company’s President, Chief Executive Officer, Chief Operating Officer and Chairman is a managing member of FatBoy Capital’s general partner. In connection with this transaction, certain anti-dilution provisions of the Laurus Convertible Note resulted in a reduction of the conversion price of that note from $4.20 to $3.96.

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2006 increased by $1,392,000 to $3,017,000 as compared to the same period in 2005. The increase in our net use of cash in operations during 2006 was primarily due to the increase in our net loss of $1,134,000, increase in our inventory $248,000, decrease in accounts payable of $344,000 which was offset by a decrease in accounts receivable of $191,000, non-cash share-based compensation costs of $384,000 and non-cash expenses in connection with the issuance of options to a consultant of $196,000. Capital expenditures were $86,000 for the six months ended June 30, 2006 as compared to $110,000 for the same period in 2005. We expect to purchase capital equipment in 2006 as we grow. We lease office space and certain office equipment under operating leases.

Assets increased by $5,951,000 from $15,131,000 at December 31, 2005 to 21,082,000 at June 30, 2006 primarily associated with our influx of cash from the private placement of our common stock in March 2006.

Liabilities decreased $283,000 from $6,779,000 at December 31, 2005 to $6,496,000 at June 30, 2006 primarily due to a $344,000 reduction in accounts payable.

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

We have a history of operating losses and we expect to continue to incur operating losses in the near future as we continue to expend substantial funds for research and development, increased manufacturing activity, expansion of sales and legal and other costs associated with the various government investigations. The amount and timing of future losses will depend upon, among other things, volume of sales of our existing products, market acceptance of the ultrasound products, and developmental, regulatory and market success of new products under development, as well as our ability to establish, preserve and enforce intellectual property rights related to our products and favorable resolution of the various government investigations. There can be no assurance that any of our development projects will be successful or that if development is successful, the products will generate any sales or that material cost, or in the case of the government investigations, material fines and possible civil or criminal penalties will not be imposed. Based upon our current plans and projections, we believe that our existing capital resources will be sufficient to meet our anticipated capital needs through the end of the second quarter of 2007.

We incurred approximately $1,430,000 of legal, consulting and accounting expenses in the third and fourth quarters of 2005 associated with our response to governmental investigations and inquiries relating to certain sales of our products into Iran and Syria and certain financial and accounting reporting matters. See Item 1. “Legal Proceedings.” Although we are unable to estimate the amount of additional legal expenses we may be required to incur to resolve these governmental investigations and inquiries, we have incurred approximately $155,000 of legal and other fees and expenses in connection with these matters through June 30, 2006. We believe that additional legal and other costs and expenses through the remainder of 2006 may be significant as we work to resolve these matters and continue to implement control procedures designed to prevent our products or services from being provided to customers in any foreign countries in violation of applicable law.

On July 20, 2006, we received a proposed charging letter stating that the Department of Commerce had reason to believe that we violated export control regulations arising out of sales between October 1999 and January 2004 of cardiac equipment to end-users in Iran without the required U.S. Government authorization, and that the disclosures we made and certified by Reinhard Schmidt, then the Company’s Chief Executive Officer, regarding these transactions in October and November 2003 were false and misleading. The proposed charging letter also sets forth possible administrative sanctions which could be imposed arising out of these charges. We have reached an agreement in principle with the Department of Commerce to settle this matter prior to issuance of a formal charging letter with the payment of $345,000 in civil penalties, which was accrued at June 30, 2006, and no denial of export privileges. In the event a negotiated resolution is not reached, we could be required to pay civil penalties of up to $407,000, be denied export privileges and/or be excluded from practicing before the Department of Commerce. Management believes that any denial of export privileges would have a material adverse effect on our business.

Notwithstanding the agreement as to settlement terms with the Department of Commerce, the investigations by the U.S. Treasury Department and the SEC have not been closed, and could result in findings that the Company violated applicable law resulting in additional civil, administrative or criminal fines or penalties. We cannot assure you that the ongoing investigations by the Commission or the U.S. Treasury Department will not result in significant costs, fines or penalties that could, in the aggregate, have a material adverse effect on our business, financial condition, prospects or results of operations. The Company has made no provision for any future costs associated with these investigations or any costs associated with the Company’s defense or negotiations with the various governmental entities to resolve these outstanding issues.

Off-Balance Sheet Arrangements

As of June 30, 2006, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Summary of Contractual Obligations

The following table summarizes our contractual cash obligations at June 30, 2006 and the effects such obligations are expected to have on liquidity and cash flow in future periods. We do not have any other commercial commitments.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-Term Debt (1)	$2,000,000	$0	$2,000,000	$0	$0
Operating Lease Obligations	$255,000	$120,000	$135,000	$0	$0
Other Long Term Obligations (2)	$0	$0	$0	$0	$0

Total Contractual Cash Obligations	$2,255,000	$120,000	$2,135,000	$0	$0

(1)	We are also contractually obligated to pay variable interest on the Long-Term Debt.
(2)	The Company also has contractual obligations for certain licensing contracts. We have signed a license agreement with BSC that provides for a royalty payment on sales of RPM™ units. This royalty is payable upon collection of sales. In addition, the Company has signed a software license agreement with Johnson & Johnson in which payments are made when the licenses are purchased. We also have other license agreements which the Company may terminate unilaterally in the event that the technology is no longer deemed relevant.

Cautionary Statement Regarding Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements relating to such matters as anticipated financial and operational performance, business prospects, technological developments, results of clinical trials, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. We emphasize to you that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. When we use the words or phrases “believe,” “anticipate,” “expect,” “intend,” “will likely result,” “estimate,” “project” or similar expressions in this Quarterly Report on Form 10-Q, we intend to identify such forward-looking statements, but they are not the exclusive means by which such statements are made. The forward-looking statements are only expectations and/or predictions which are subject to risks and uncertainties, including the significant factors discussed under “Risk Factors” in our most recent Form 10-K, and general economic, market or business conditions, opportunities or lack of opportunities that may be presented to us, competitive actions, changes in laws and regulations and other matters discussed herein in the section entitled “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections herein.

We caution readers to review the cautionary statements set forth in this Quarterly Report on Form 10-Q and in our other reports filed with the SEC and caution that other factors may prove to be important in affecting our business and results of operations. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this report.

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

At June 30, 2006, we had a Convertible Note outstanding in the approximate amount of $2,000,000. Interest on the Convertible Note is based on the prime rate, with a floor of 4%. This floating rate debt may lead to additional interest expense if interest rates increase. Because management does not believe that our exposure to interest rate market risk is material at this time, we have not developed or implemented a strategy to manage this market risk through the use of derivative financial instruments or otherwise. We will assess the significance of interest rate market risk from time to time and will develop and implement strategies to manage that market risk as appropriate.

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

Our portfolio includes money markets funds and/or government securities. The diversity of our portfolio helps us to achieve our investment objective. As of June 30, 2006, 100% of our investment portfolio matures less than 90 days from the date of purchase. Due to the short-term nature of these investments, we believe that we are not subject to any material market risk exposure, and as a result, the estimated fair value of our cash and cash equivalents approximates their principal amounts. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2006, we estimate that the fair value of investment portfolio would decline by an immaterial amount.

Foreign Currency Risk

Our international revenues were 33% and 21% of our total revenues in the six months ended June 30, 2006 and 2005, respectively. Our international sales are made through international distributors, our direct sales force and sales to alliance partners, with payments to the Company typically denominated in United States dollars and the Euro. Approximately 4% of our foreign sales are denominated in the Euro. Management has determined that the impact of foreign currency risk is minimal since a majority of our sales are billed in United States dollars. Our international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors. We do no hedge our foreign currency exposure at present.

Item 4. Controls and Procedures

As of June 30, 2006, the Company conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15 and 15d-15 of the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

During the second quarter of 2005, the Company received an Administrative Subpoena from the Bureau of Industry and Security of the United States Department of Commerce (the “Department of Commerce”) seeking production of records and documents relating to the sale and/or export of the Company’s products to Iran and to Syria. In the third quarter of 2005, the Company was informed that the United States Attorney’s Office for the District of New Jersey had commenced a criminal investigation into the same matter. In March 2006, the United States Attorney’s Office informed the Company that it would not prosecute the Company in connection with this matter.

In a letter dated August 16, 2005, the Company was informed by the Philadelphia District Office of the SEC (the “SEC District Office”) that the Commission is conducting a confidential, informal inquiry to determine whether there have been violations of certain provisions of the federal securities laws in connection with the Company’s financial and accountings reporting, including relating to disclosures the Company made in its Form 8-K filed with the Commission on August 12, 2005 regarding ongoing government investigations of sales by the Company of its products to Iran.

The Company is cooperating fully with the federal government in connection with these matters.

Based on the Company’s investigation of these matters to date, management believes that a limited number of the Company’s heart monitor systems and components were distributed to medical facilities in Iran without United States governmental authorization. We believe the aggregate revenues generated by these transactions were not material to the Company’s cumulative financial results during the period in which such transactions occurred, and the Company has taken steps to implement certain control procedures designed to prevent the Company’s products or services from being provided to any foreign countries in violation of applicable law.

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

Separately, the Audit Committee of the Company’s Board of Directors has conducted an independent investigation into these matters and has retained outside counsel to assist it. In the third quarter of 2005, the Company incurred approximately $911,000 in legal, consulting and accounting expenses associated with the governmental and Audit Committee investigations. Additional amounts in the third quarter of 2005 over previously estimated costs were associated with the additional resources requirement for the Commission’s inquiry, additional document review, additional interviews and the termination of Reinhard Schmidt, our former President, Chief Executive Officer and Chief Operating Officer. In the fourth quarter of 2005, the Company incurred $474,000 in legal, consulting and accounting expenses associated with the governmental and Audit Committee investigations and $45,000 associated with the Company’s defense and negotiations with the government. In the first six months of 2006, the Company incurred approximately $155,000 in connection with negotiations with various governmental entities. Management cannot predict whether such fees and other expenses will be significantly higher as these costs, as well as penalties and fines, are not estimable at this time.

On July 20, 2006, the Company received a proposed charging letter stating that the Department of Commerce has reason to believe that the Company violated export control regulations arising out of sales between October 1999 and January 2004 of cardiac equipment to end-users in Iran without the required U.S. Government authorization, and that the disclosures the Company made and certified by Reinhardt Schmidt, then the Company’s Chief Executive Officer, regarding these transactions in October and November 2003 were false and misleading. The proposed charging letter also sets forth possible administrative sanctions which could be imposed arising out of these charges. The Company has reached an agreement in principle with the Department of Commerce to settle this matter prior to issuance of a formal charging letter with the payment of $345,000 in civil penalties, which was accrued at June 30, 2006, and no denial of export privileges. In the event a negotiated resolution is not reached, the Company could be required to pay civil penalties of up to $407,000, be denied export privileges and/or be excluded from practicing before the Department of Commerce. Management believes that any denial of export privileges would have a material adverse effect on the Company’s business.

Notwithstanding the agreement as to settlement terms with the Department of Commerce, the investigations by the U.S. Treasury Department and the SEC have not been closed, and could result in findings that the Company violated applicable law resulting in additional civil, administrative or criminal fines or penalties. The Company cannot assure you that the ongoing investigations by the Commission or the U.S. Treasury Department will not result in significant costs, fines or penalties that could, in the aggregate, have a material adverse effect on our business, financial condition, prospects or results of operations. The Company has made no provision for any future costs associated with these investigations or any costs associated with the Company’s defense or negotiations with the various governmental entities to resolve these outstanding issues.

Item 1A. Risk Factors.

Sales of our products into Iran are under investigations by the United States Department of Commerce, and we cannot assure you that such investigation will not result in significant fines or penalties that could have a material adverse effect on the Company’s business, financial condition, prospects, or results of operations.

The Department of Commerce has requested certain information relating to, and is conducting an investigation into, certain sales of our products into Iran. In addition, the Commission is conducting an informal inquiry to determine whether there have been violations of certain provisions of the federal securities laws in connection with the Company’s financial and accounting reporting, including relating to disclosures the Company made in its Form 8-K filed with the Commission on August 12, 2005 regarding the ongoing government investigation of sales by the Company of its products into Iran. We are cooperating fully with the federal government in connection with these matters. In addition, the United States Department of Justice, through the United States Attorney’s Office for the District of New Jersey, had also requested certain information and initiated an investigation into the sales of our products into Iran. In March 2006, the United States Attorney’s Office for the District of New Jersey informed the Company that it will not prosecute the Company in connection with this matter.

Based on the Company’s investigation of these matters to date, management believes that a limited number of the Company’s heart monitor systems were distributed to medical facilities in Iran without United Sates governmental authorization. We believe the aggregate revenues generated by these transactions were not material to the Company’s cumulative financial results during the period in which the transactions occurred. At this time, we do not have a license to sell products in Iran and have not entered into any agreements with distributors to distribute our products in Iran. We have incurred legal, consulting and accounting expenses associated with the investigations by the United States Department of Justice, Department of Commerce and the Commission, amounting to $911,000 in the third quarter of 2005 and $519,000 in the fourth quarter of 2005. In the first six months of 2006, the Company incurred approximately $155,000 in connection with negotiations with various governmental entities. We cannot assure you that the ongoing investigations by the Department of Commerce and the Commission will not result in significant costs, fines or penalties that could have a material adverse effect on our business, financial condition, prospects, or results of operations.

On July 20, 2006, the Company received a proposed charging letter stating that the Department of Commerce has reason to believe that the Company violated export control regulations arising out of sales between October 1999 and January 2004 of cardiac equipment to end-users in Iran without the required U.S. Government authorization, and that the disclosures the Company made and certified by Reinhardt Schmidt, then the Company’s Chief Executive Officer, regarding these transactions in October and November 2003 were false and misleading. The proposed charging letter also sets forth possible administrative sanctions which could be imposed arising out of these charges. The Company has reached an agreement in principle with the Department of Commerce to settle this matter prior to issuance of a formal charging letter with the payment of $345,000 in civil penalties, which was accrued at June 30, 2006, and no denial of export privileges. In the event a negotiated resolution is not reached, the Company could be required to pay civil penalties of up to $407,000, be denied export privileges and/or be excluded from practicing before the Department of Commerce. Management believes that any denial of export privileges would have a material adverse effect on the Company’s business.

Notwithstanding the agreement as to settlement terms with the Commerce Department, the investigations by the U.S. Treasury Department and the SEC have not been closed, and could result in findings that the Company violated applicable law resulting in additional civil, administrative or criminal fines or penalties. The Company cannot assure you that the ongoing investigations by the Commission or the U.S. Treasury Department will not result in significant costs, fines or penalties that could, in the aggregate, have a material adverse effect on our business, financial condition, prospects or results of operations. The Company has made no provision for any future costs associated with these investigations or any costs associated with the Company’s defense or negotiations with the various governmental entities to resolve these outstanding issues.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Reference is made to the Company’s Current Report on Form 8-K filed March 28, 2006 for information concerning the Company’s private placement of $10,000,000 of its common stock to accredited investors on March 27, 2006, which securities were not registered under the Securities Act of 1933.

(b) None.

(c) None.

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

EP MEDSYSTEMS, INC. (Registrant)

Date: August 14, 2006	By:	/s/ David Jenkins
David Jenkins
Chairman, President, Chief Executive Officer and Chief Operating Officer (Principal Executive Officer)

Date: August 14, 2006	By:	/s/ Matthew C. Hill
Matthew C. Hill
Chief Financial Officer (Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit Number	Description

31.1*	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.