Form 10-Q
period 2006-09-30
EP MEDSYSTEMS INC
filed 2006-11-14
CIK 1012394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended: September 30, 2006

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

Large accelerate filer    ☐                    Accelerated filer    ☐                    Non-accelerated filer    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 10, 2006
Common Stock, no par value	30,365,236 shares

EP MEDSYSTEMS, INC. AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

EP MEDSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,000,438	$5,180,001
Accounts receivable, net of allowances for doubtful accounts of $292,000 and $215,000 as of September 30, 2006 and December 31, 2005, respectively	3,419,219	3,372,426
Inventories, net of reserves	2,991,305	3,223,783
Prepaid expenses and other current assets	305,640	408,402

Total current assets	16,716,602	12,184,612
Property, Plant and equipment, net	2,053,168	2,289,495
Goodwill	341,730	341,730
Other intangible assets, net	198,171	190,164
Other assets	63,789	125,370

Total assets	19,373,460	15,131,371

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	1,406,955	2,221,934
Accrued expenses	1,952,605	1,716,770
Deferred revenue	513,059	487,536

Total current liabilities	3,872,619	4,426,240
Deferred warranty revenue, non-current	328,645	372,309
Secured convertible note, non-current	1,987,435	1,980,198

Total liabilities	$6,188,699	$6,778,747

Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued or outstanding at September 30, 2006 and at December 31, 2005	—	—
Common stock, $.001 stated value, 40,000,000 shares authorized 30,365,236 and 25,970,176 shares issued at September 30, 2006 and December 31, 2005, respectively	30,366	25,971
Additional paid-in capital	67,229,163	56,829,190
Accumulated other comprehensive loss	(239,437)	(67,148)
Treasury stock, 50,000 shares at cost	(100,000)	(100,000)
Accumulated deficit	(53,735,331)	(48,335,389)

Total shareholders’ equity	13,184,761	8,352,624

Total liabilities and shareholders’ equity	$19,373,460	$15,131,371

The accompanying notes are an integral part of these statements.

EP MEDSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended
	September 30, 2006	September 30, 2005
Net sales	$3,799,358	$4,269,781
Cost of products sold (1)	1,552,690	1,591,354

Gross profit	2,246,668	2,678,427
Operating costs and expenses:
Sales and marketing expenses (2)	2,378,033	2,110,433
General and administrative expenses (3)	978,438	1,811,112
Research and development expenses (4)	669,352	587,535

Total operating expenses	4,025,823	4,509,080

Loss from operations	(1,779,155)	(1,830,653)
Interest income	154,081	50,299
Interest expense	(67,256)	(68,399)

Net loss	$(1,692,330)	$(1,848,753)

Basic and diluted loss per share	$(0.06)	$(0.07)

Weighted average shares outstanding used to compute basic and diluted loss per share	30,365,236	25,847,567

(1)	Includes share-based compensation expense of $4,140 for the three months ended September 30, 2006.

(2)	Includes share-based compensation expense of $86,863 for the three months ended September 30, 2006.

(3)	Includes share-based compensation expense of $228,120 for the three months ended September 30, 2006.

(4)	Includes share-based compensation expense of $25,256 for the three months ended September 30, 2006.

The accompanying notes are an integral part of these statements.

EP MEDSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Nine Months Ended
	September 30, 2006	September 30, 2005
Net sales	$11,189,327	$12,500,664
Cost of products sold (1)	4,385,178	4,619,099

Gross profit	6,804,149	7,881,565
Operating costs and expenses:
Sales and marketing expenses (2)	7,348,019	6,412,717
General and administrative expenses (3)	2,935,081	4,071,536
Research and development expenses (4)	2,048,064	1,760,475

Total operating expenses	12,331,164	12,244,728

Loss from operations	(5,527,015)	(4,363,163)
Interest income	318,455	138,304
Interest expense	(191,382)	(197,112)

Net loss	$(5,399,942)	$(4,421,971)

Basic and diluted loss per share	$(0.19)	$(0.17)

Weighted average shares outstanding used to compute basic and diluted loss per share	28,981,397	25,755,732

(1)	Includes share-based compensation expenses of $13,109 for the nine months ended September 30, 2006.

(2)	Includes share-based compensation expenses of $261,208 for the nine months ended September 30, 2006.

(3)	Includes share-based compensation expenses of $377,970 for the nine months ended September 30, 2006.

(4)	Includes share-based compensation expenses of $76,452 for the nine months ended September 30, 2006.

The accompanying notes are an integral part of these statements.

EP MEDSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

(unaudited)

	Common Stock Shares	Common Stock Amount	Preferred Stock Shares	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Accumulated Deficit	Total
Balance, December 31, 2005	25,970,176	$25,971	—	—	$56,829,190	$(67,148)	$(100,000)	$(48,335,389)	$8,352,624
Issuance of common stock in connection with private placement, net of offering costs	4,395,060	4,395	—	—	9,474,754	—	—	—	9,479,149
Vesting of options in connection with options issued to consultant	—	—	—	—	196,480	—	—	—	196,480
Share-based Compensation	—	—	—	—	728,739	—	—	—	728,739
Foreign currency translation	—	—	—	—	—	(172,289)	—	—	(172,289)
Net loss	—	—	—	—	—	—	—	(5,399,942)	(5,399,942)

Balance, September 30, 2006	30,365,236	$30,366	—	—	$67,229,163	$(239,437)	$(100,000)	$(53,735,331)	$13,184,761

The accompanying notes are an integral part of this statement.

EP MEDSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended
	September 30, 2006	September 30, 2005
Cash flows from operating activities:
Net loss	$(5,399,942)	$(4,421,971)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	534,832	594,020
Accretion of note discount	7,237	19,105
Amortization of beneficial conversion feature	15,143	40,026
Non cash expenses in connection with issuance of options to consultant	196,480	101,000
Share-based compensation	728,739	—
Bad debt expense	77,000	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(123,793)	260,570
Decrease (increase) in inventories	140,011	(701,695)
Decrease in prepaid expenses and other assets	149,200	202,544
(Decrease) increase in accounts payable	(814,979)	509,411
Increase in accrued expenses and deferred revenue	217,694	498,400

Net cash used in operating activities	$(4,272,378)	$(2,898,590)

Cash flows from investing activities:
Capital expenditures	(129,053)	(176,457)
Patent costs	(84,992)	(101,995)

Net cash used in investing activities	$(214,045)	$(278,452)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering expenses	9,479,149	269,790

Net cash provided by financing activities	$9,479,149	$269,790

Effect of exchange rate changes	(172,289)	169,067
Net increase (decrease) in cash and cash equivalents	4,820,437	(2,738,185)
Cash and cash equivalents, beginning of period	5,180,001	9,345,000

Cash and cash equivalents, end of period	$10,000,438	$6,606,815

Supplemental cash flow information
Cash paid for interest	$178,992	$148,774

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

Note 2. Inventories

Inventories are valued at the lower of cost or market with cost being determined on a first-in, first-out basis. Inventories consisted of the following at September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
	(unaudited)
Raw materials	$1,260,469	$1,531,746
Work in process	314,105	538,567
Finished goods	1,657,731	1,367,470
Reserve for obsolescence	(241,000)	(214,000)

	$2,991,305	$3,223,783

Note 3. Notes payable

On August 28, 2003, the Company issued a secured convertible note (the “Convertible Note”) to Laurus Master Fund, Ltd. (“Laurus”) and entered into a related Security Agreement with Laurus, pursuant to which Laurus provided the Company with a revolving asset-based credit facility in the form of a three-year convertible note in a principal amount of $4,000,000 secured by the accounts receivable, inventory, real property and other assets of the Company, other than intellectual property. On November 9, 2005, the Convertible Note’s maturity date was extended to February 28, 2008.

The Company received net proceeds of $3,661,600, $1,000,000 of which was restricted until the third quarter of 2004. The balance of the proceeds was used to pay fees incurred in connection with this transaction. Deferred financing fees are being amortized over the life of the Convertible Note using the effective interest method. In addition, the Company paid a portion of the fees payable to an intermediary, Biscayne Capital Markets, Inc. (“Biscayne”), in 40,000 shares of the Company’s common stock having a market value on the date of closing of this transaction equal to $100,000. The net proceeds of the Convertible Note were used by the Company for working capital purposes and payment of outstanding debt.

The portion of the Convertible Note against which Laurus advances funds based on the Company’s accounts receivable bears interest at the prime rate, with a floor of 4%, and the balance (the “Advance Amounts”) bears interest at the prime rate plus 2%, an effective interest rate of approximately 21% for the year ended December 31, 2005, including accretion of debt discount and amortization of the beneficial conversion feature. One half of the Advance Amounts outstanding on February 28, 2005 was required to be repaid on or before that date. However, there were no Advance Amounts on that date as the net collateral exceeded the principal amount outstanding on the Convertible Note. The remaining balance of the Advance Amounts outstanding on the date of the closing was required to be repaid on or before August 28, 2006. On November 9, 2005, the Convertible Note’s maturity date was extended to February 28, 2008. The Company evaluated the impact of the change in the maturity date on the present value of the cash flows of the Convertible Note in conjunction with Emerging Issues Tax Force (“EITF”) Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.”

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

Following the conversion into the Company’s common stock by the Company and/or Laurus of an aggregate of $2,000,000 of the principal amount of the Convertible Note (a “Conversion Event”), the Fixed Conversion Price will be adjusted upward to a price which is 115% of the average of the closing price of the Company’s common stock for the three trading days prior to the Conversion Event. On December 15, 2004, the balance of the first $2,000,000 of the principal amount was converted into shares of the Company’s common stock. The Fixed Conversion Price was adjusted upwards from $2.55 to $4.20, on the remaining $2,000,000 principal balance. Subject to certain limitations, including the repayment obligations with respect to Advance Amounts described above, the dollar amounts of the Convertible Note converted may be re-borrowed. In connection with the private placement of common stock of the Company consummated in March 2006, certain anti-dilution provisions of the Laurus Convertible Note resulted in a reduction of the conversion price of the Convertible Note that note from $4.20 to $3.96.

The Fixed Conversion Price is subject to adjustment, with customary exceptions and on a weighted-average basis, in connection with sales of the Company’s securities below the Fixed Conversion Price then in effect, and is also subject to adjustment for stock splits, combinations, stock dividends and similar events. As part of the credit facility transaction, Laurus and Biscayne also received warrants to purchase an aggregate of 240,750 shares of the Company’s Common Stock (the “Warrants”), with exercise prices set as follows: $2.93 per share for the purchase of up to the first 133,750 shares, $3.19 per share for the purchase of up to the next 80,250 shares, and $3.70 per share for the purchase of up to the final 26,750 shares. The expiration date of the Warrants is August 28, 2010. The exercise price of the Warrants and the number of shares underlying the Warrants are subject to adjustments for stock splits, combinations, stock dividends and similar events. The shares underlying the debt and the Warrants have been registered.

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

Common Stock

EP MedSystems is authorized to issue 40,000,000 shares of common stock, no par value, $.001 stated value per share, of which a total of 30,365,236 and 25,970,176 shares were issued and outstanding 50,000 shares were held in Treasury Stock at September 30, 2006 and December 31, 2005, respectively.

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

On March 27, 2006, the Company completed a $10,000,000 private placement of its common stock to a number of accredited investors. The Company issued 3.78 million shares of its common stock at a purchase price of $2.25 per share. In addition, FatBoy Capital, LP purchased approximately 617,000 shares of common stock at a price of $2.43 per share in accordance with NASDAQ marketplace rules. David Jenkins, the Company’s then President, Chief Executive Officer, Chief Operating Officer and Chairman is a managing member of FatBoy Capital’s general partner. In connection with this transaction, certain anti-dilution provisions of the Laurus Convertible Note resulted in a reduction of the conversion price of that note from $4.20 to $3.96.

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

The Company currently has five share-based employee compensation plans. Share-based compensation of $344,379 and $728,739, net of a fully reserved tax benefit, or $.02 per share, was recognized for the three and nine months ended September 30, 2006, respectively. At this time the Company anticipates that share-based compensation for its employees will not exceed $1,200,000, net of tax benefits for the year ended December 31, 2006. Reported net income, adjusting for share-

based compensation that would have been recognized in last year’s comparative three and nine month periods if Statement 123R had been followed is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Net loss, as reported	$(1,692,330)	$(1,848,753)	$(5,399,942)	$(4,421,971)
Less: stock-based compensation costs determined under fair value based method for all awards	—	(241,635)	—	(558,819)

Adjusted net loss	$(1,692,330)	$(2,090,388)	$(5,399,942)	$(4,980,790)

Loss per share of common stock:
As reported	$(0.06)	$(0.07)	$(0.19)	$(0.17)

Shared-based compensation costs	—	(0.01)	—	(0.02)

Adjusted net earnings	$(0.06)	$(0.08)	$(0.19)	$(0.19)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2006: expected volatility of 83%; risk-free interest rate of 4.60% and an expected life of a range of 7.5 to 10 years.

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

The following table sets forth product sales by geographic segment for the three and nine months ended September 30, 2006 and 2005, respectively.

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2006	2005	2006	2005
United States	$3,000,000	$3,468,000	$7,920,000	$9,965,000
Europe/Middle East	465,000	352,000	1,590,000	1,297,000
Asia and Pacific Rim	334,000	450,000	1,679,000	1,239,000

	$3,799,000	$4,270,000	$11,189,000	$12,501,000

Sales of EP MedSystems’ cardiac electrophysiology equipment and related catheters aggregated approximately $9,761,000 and $1,428,000, respectively, for the nine months ended September 30, 2006, and $11,195,000 and $1,306,000, respectively, for the comparable period in 2005. EP MedSystems’ long-lived assets are primarily located in the United States. One customer accounted for 14% of the Company’s sales for the nine months ended September 30, 2006. At September 30, 2006, one customer accounted for 22% of the gross outstanding accounts receivables.

Net sales for the nine months ended September 30, 2006 were billed in two currencies: $10,653,000 in U.S. dollars and the equivalent of $536,000 in Euros. Management has determined the impact of foreign currency risk on sales to be minimal since a majority of sales are billed in U.S. dollars. EP MedSystems does incur translation gains and losses, which are recorded in shareholders’ equity. Cumulative translation losses amounted to approximately $239,000 as of September 30, 2006. In addition, EP MedSystems had not entered into any derivative financial instruments for hedging or other purposes.

Note 7. Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding. Due to the losses incurred, diluted net loss per share does not differ from basic net loss per share for each period presented, since potential shares of common stock issuable upon the exercise of stock options, warrants, and convertible debt are anti-dilutive for all periods presented. Accordingly, potential common shares of 3,781,000 and 3,773,000 at September 30, 2006 and 2005, respectively, have been excluded from the diluted per share calculation.

Note 8. Comprehensive Income/Loss

For the three and nine months ended September 30, 2006 and 2005, respectively, EP MedSystems’ comprehensive loss consisted of net loss and foreign currency translation adjustments. The comprehensive losses for the three and nine months ended September 30, 2006 and 2005, were approximately $1,746,000 and $1,802,000 and $5,572,000 and $4,253,000, respectively.

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

Those tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period they meet the more-likely-than-not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions.

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

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial

Statements” (“SAB 108”). SAB 108 is effective for fiscal years ending on or after November 15, 2006 and addresses how financial statement errors should be considered from a materiality perspective and corrected. The literature provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Historically, there have been two common approaches used to quantify such errors: (i) the “rollover” approach, which quantifies the error as the amount by which the current year income statement is misstated, and (ii) the “iron curtain” approach, which quantifies the error as the cumulative amount by which the current year balance sheet is misstated. The SEC Staff believes that companies should quantify errors using both approaches and evaluate whether either of these approaches results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. Historically, the Company has evaluated uncorrected differences utilizing the “rollover” approach, and the Company is currently evaluating the impact, if any, of adopting the provisions of SAB 108 on our financial position, results of operations and liquidity.

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

In a letter dated August 16, 2005, the Company was informed by the Philadelphia District Office of the SEC (the “SEC District Office”) that the SEC was conducting a confidential, informal inquiry to determine whether there had been violations of certain provisions of the federal securities laws in connection with the Company’s financial and accounting reporting, including relating to disclosures the Company made in its Form 8-K filed with the Commission on August 12, 2005 regarding on-going government investigations of sales by the Company of its products to Iran.

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

Separately, the Audit Committee of the Company’s Board of Directors has conducted an independent investigation into these matters and has retained outside counsel to assist it in its investigation. In the third quarter of 2005, the Company incurred approximately $911,000 in legal, consulting and accounting expenses associated with the governmental and Audit Committee investigations. Additional amounts in the third quarter of 2005 over previously estimated costs were associated with the additional resource requirements for the SEC’s inquiry, additional document review, additional interviews and the termination of Reinhard Schmidt, our former President, Chief Executive Officer and Chief Operating Officer. In the fourth quarter of 2005, the Company incurred approximately $474,000 in legal, consulting and accounting expenses associated with the governmental and Audit Committee investigations and approximately $45,000 associated with the Company’s defense and negotiations with the government. In the first nine months of 2006, the Company incurred approximately $187,000 in connection with negotiations with various governmental entities. Management cannot predict whether such fees and other expenses will be significantly higher as these costs, as well as possible additional penalties and fines, as more fully described below, are not completely estimable at this time.

On October 9, 2005, the Board of Directors of the Company terminated Reinhard Schmidt’s employment as its President, Chief Executive Officer and Chief Operating Officer for cause. Mr. Schmidt’s termination resulted from his certification and authorization of statements to the Department of Commerce, some of which the Audit Committee has determined in its independent investigation to have been inaccurate or incomplete. Mr. Schmidt’s termination was not a result of the discovery of any financial or accounting irregularity during the course of the investigation. Pursuant to Mr. Schmidt’s employment agreement, his position as a director of the Company ceased upon the termination of his employment.

At this time, Mr. Schmidt has not contested this termination, but it is possible he could contest it at a later time. The likelihood of such a contest, if any, or results of any arbitration or adjudication, cannot be estimated at this time.

In the fourth quarter of 2005, we terminated our agreements with our Armenian and German distributors. The German distributor was contesting the termination, which was settled with no cash payment to the ex-distributor.

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

On July 20, 2006, the Company received a proposed charging letter stating that the Department of Commerce has reason to believe that the Company violated export control regulations arising out of sales between October 1999 and January 2004 of cardiac equipment to end-users in Iran without the required U.S. Government authorization, and that the disclosures made by the Company and certified by Reinhard Schmidt, then the Company’s Chief Executive Officer, regarding these transactions in October and November 2003 were false and misleading. The proposed charging letter set forth possible administrative sanctions which may be imposed, which included civil penalties of up to $407,000, denial of export privileges and/or exclusion from practice before the Department of Commerce. On November 7, 2006, we signed a settlement agreement to settle this matter prior to issuance of a formal charging letter with the payment of $244,000 in civil penalties, which was accrued at September 30, 2006, with no restrictions on commercial or export activities. The Company had accrued $345,000 as of June 30, 2006 based on the proposed charging letter at that time.

Notwithstanding the settlement agreement with the Commerce Department, the investigations by the U.S. Treasury Department and the SEC have not been closed, and could result in findings that the Company violated applicable law resulting in additional civil, administrative or criminal fines or penalties. The Treasury Department has orally indicated to the Company the maximum penalty the Department would be seeking is $44,000 with no denial of export privileges. The Company has made a settlement offer to the Treasury Department and has accrued the $44,000 estimated penalty as of September 30, 2006. However, we cannot assure that the ongoing investigations by the SEC or the U.S. Treasury Department will not result in other significant costs, fines or penalties that could, in the aggregate, have a material adverse effect on our business, financial condition, prospects or results of operations. The Company has made no provision for any future costs associated with these investigations or any costs associated with the Company’s defense or negotiations with the various governmental entities to resolve these outstanding issues.

Product Field Action

The Company initiated a field action recall for its stimulator product in March 2006. This field action consists of an upgrade of the installed base in a phased process and will consist of bringing the units in-house and making certain modifications. The Company has accrued approximately $250,000 in costs associated with this field action, consisting of shipping of the product and the associated modifications. Through September 30, 2006, the Company has incurred approximately $123,000 in costs associated with this process. Management derived this estimate by evaluating all associated costs including, but not limited to, shipping of the units, parts to upgrade the units, outside labor to implement the modifications and associated costs to upgrade software at customers’ sites. This is management’s best estimates of the associated costs based on information available at this time. There are factors that could increase these costs, such as additional rework, the impact of decisions of regulatory bodies as well as additional unforeseen costs, among others, and therefore there can be no assurance that additional expenses arising from this field action may not be incurred in the future. Besides costs, other factors that could impact the Company include an impact on revenue based on the availability of units for sale and possible damage to our reputation.

In addition, the FDA performed an audit of the subject facility and issued the Company a report containing several observations and the Company responded to this report. As a result of this audit, on September 27, 2006, the FDA sent a warning letter (the “Warning Letter”) to the Company that identified certain issues with respect to the Company’s conformity with the FDA’s quality system regulations and certain reporting requirements. The FDA has requested a written plan outlining the steps to address the issues identified in the Warning Letter. The Company has already undertaken steps toward addressing the observations from the FDA’s audit of the Company’s facility and has responded to the FDA’s request for a written plan. Failure to promptly address these issues may result in regulatory action, including but not limited, to seizure of assets, injunction and/or civil monetary penalties. The Company believes it can fully address the concerns of the FDA without a material impact to its business.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

EP MedSystems was incorporated in January 1993 and operates in a single industry segment. We develop, manufacture, market and sell a line of capital equipment as single-use devices for the cardiac rhythm management, or electrophysiology (“EP”), market used to diagnose, monitor, visualize and treat irregular heartbeats known as arrhythmias. Since our inception, we have acquired technology and marketing rights, have developed new products and have begun marketing various electrophysiology products, including our EP-WorkMate® computerized electrophysiology workstation, the RPM™ RealTime Position Management™ navigation technology, our EP-4™ Computerized Cardiac Stimulator, diagnostic electrophysiology catheters (including our unique one-piece catheter), our ViewFlex™ intracardiac ultrasound catheter and ViewMate® ultrasound system and related disposable supplies and our ALERT® System (including the ALERT® Companion II and ALERT® family of internal cardioversion catheters).

Our core diagnostic product is the EP-WorkMate® which consists of the EP- WorkMate®, the EP-WorkMate® integrated with RPM™ RealTime Position Management™ System and the EP-4™ Computerized Cardiac Stimulator. The EP-WorkMate® is a computerized electrophysiology workstation that monitors, displays and stores cardiac electrical activity and arrhythmia data. It offers, among other features, display and storage of up to 192 intracardiac signals, real-time diagnosis, analysis and integration with our EP-4™ Stimulator, as well as with the systems of other market leaders and with other technologies and systems such as x-ray fluoroscopy imaging, advanced mapping and 3-D navigation features. Integration between systems allows electrophysiology studies to be more efficient and user friendly. The EP-4™ Stimulator is a computerized signal generator and processor which, when integrated with the EP-WorkMate®, is used to stimulate the heart with electrical impulses in order to locate arrhythmia. For the nine months ended September 30, 2006 and 2005, the EP-WorkMate® platform accounted for approximately 86%, of our total sales. We also market a line of diagnostic electrophysiology catheters for stimulation and sensing of electrical signals during electrophysiology studies, which represented approximately 2% of our total sales revenues for the nine months ended September 30, 2006 and 2005.

We have also developed the ViewFlex™ intracardiac imaging catheter, for use with our ViewMate® intracardiac ultrasound imaging system. These products offer high-resolution, real-time ultrasound capability designed to improve a physician’s or clinician’s ability to visualize inside the chambers of the heart. We believe the ViewFlex™ imaging catheters may play an important role for a broad range of potential applications in electrophysiology and cardiology. Sales of the ViewMate® system and related ViewFlex™ catheters accounted for approximately 8% and 9% of our total sales revenues in the nine months ended September 30, 2006 and 2005, respectively.

We have also developed a product for the treatment of atrial fibrillation known as the ALERT® System, which uses a patented electrode catheter to deliver measured, variable, low-energy electrical impulses directly to the inside of the heart to convert atrial fibrillation to a normal heart rhythm. Sales of the ALERT® System and related catheters accounted for approximately 4% and 3% of our total sales revenues for the nine months ended September 30, 2006 and 2005, respectively. Due to limited resources and the potential of our other products, we will continue to service the ALERT® installed base, but will not expend significant company resources on this product line at this time.

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

We have three sales channels: direct sales to customers, sales to independent distributors, and sales to alliance partners. Our products do not require “installation” in the traditional sense, but the EP-WorkMate® does require a set-up process. For sales to distributors, the distributor is responsible for all set-up of all electronic hardware products. For direct sales, the customer can perform the set-up on its own; however, EP Med personnel generally will assist customers in this process. The set-up process, which takes approximately 1-2 hours to complete, is usually performed shortly after shipment and primarily consists of assembling the workstation cart and plugging in the monitors, printer, isolation transformer, and the EP-4™ Stimulator to the main computer. This process does not impact our standard payment terms. For sales to distributors, payment terms are defined in the distributor agreements as 100% of the purchase price being due within 30 to 60 days after shipment. For direct sales, payment terms are agreed in advance of the sale and generally require a 50% deposit prior to shipment, with the balance due within 30 to 60 days after shipment.

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

	For The Three Months Ended September 30,		For The Nine Months End September 30,
	2006	2005	2006	2005
Beginning balance	$291,000	$312,000	$313,000	$331,000
Warranties	61,000	172,000	208,000	359,000
Warranty payments	(83,000)	(176,000)	(252,000)	(382,000)

Ending balance	$269,000	$308,000	$269,000	$308,000

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

Valuation of Inventory

We value our inventory at the lower of cost or market, with cost being determined on a first-in, first-out basis. We continually monitor our slow-moving items, and establish reserve amounts on a specific identification basis, as necessary. In addition, due to the fact that our business is dependent on the latest computer technology, we continually monitor our inventory and products for obsolescence. If we determine market value to be less than cost, we write down the cost to that value. Generally, we do not experience significant writedowns, losses, etc. with respect to the valuation of our inventory; however, these reserves are estimates, which could change significantly, either favorably or unfavorably, depending on market and competitive conditions. In the third quarter of 2006, the Company experienced a write-down of approximately $172,000 as the Company assessed the market valuation of our inventory.

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

On December 16, 2004 the FASB issued SFAS No. 123R, Share-Based Payment, which is an amendment to SFAS No. 123, Accounting for Stock-Based Compensation. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires such transactions to be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements. This new standard was effective beginning in the first fiscal year beginning after June 15, 2005. We adopted this new standard effective for the first quarter of 2006.

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

The unrecognized compensation expense associated with unvested stock options was approximately $3,094,000 as of December 31, 2005, which will be amortized over an average period of approximately 5 years. The Company’s 2006 fiscal results are expected to include approximately $1,100,000 of additional pre-tax compensation expense as a result of the adoption of SFAS No. 123R. In the first nine months of 2006, the Company recorded share-based compensation of approximately $729,000.

Results of Operations.

Nine Months Ended September 30, 2006 and 2005.

The Company had net sales of $11,189,000 for the nine months ended September 30, 2006, as compared to $12,501,000 for the comparable period in 2005. This $1,312,000 (or 10%) decrease was primarily due to lower sales of our EP-WorkMate® with RPM™ which has been impacted by a lack of support from Boston Scientific for this product line. We realized higher sales of our

EP-WorkMate® product line, but we are not closing higher priced combination systems as we did in 2005. Our sales of consumable products were up 9% over the same period last year. Sales of ALERT® catheters were flat as we are not actively recruiting new placements. However, sales of ViewFlex™ ultrasound catheters increased 30% over the same period in 2005. Sales in the United States were down 21% over the same period in 2005. Sales in Asia increased 36% as a result of an upgrade program by our Japanese distributor, which concluded in the first quarter. We do not expect this level of sales from Asia for the balance of 2006. Sales in Europe increased 23% due to a strong second and third quarter by our distributors in the region.

Gross profit on sales for the nine months ended September 30, 2006 was $6,804,000 as compared with $7,882,000 for the same period in 2005. Gross profit as a percentage of sales was relatively flat at 61% when compared to the 63% recorded in the first nine months of 2005. Gross profit for the nine months was impacted by certain write-downs of inventory of approximately $172,000 as the Company assesses the market valuation of its inventory.

Sales and marketing expenses increased $935,000 (or 15%) to $7,348,000 for the nine months ended September 30, 2006 as compared to the same period in 2005. Of this increase, our clinical affairs department accounted for approximately $494,000 in symposia costs, share-based compensation for our senior medical advisor and clinical fees associated with the Company’s ICE CHIP study. We completed phase I of the ICE CHIP study in July of 2006 and after data analysis we expect to begin enrollment in phase II in the fourth quarter of 2006. We are also in the initial phase of a second clinical trial to support additional applications of our ViewMate® cardiac ultrasound catheter system. We also incurred an additional $261,000 in share-based compensation associated with the adoption of FAS 123R. In addition, our costs to manage conventions increased $50,000 as a result of our increased marketing presence. Also, the Company’s bad debt write-offs increased $94,000.

General and administrative expenses decreased $1,136,000 (or 28%) to $2,935,000 for the nine months ended September 30, 2006 as compared to the same period in 2005. The decrease in general and administrative expenses was due to a number of factors. There was a decrease in our legal costs of $1,089,000 as a result of what we anticipate is the completion of a significant portion of the legal work associated with the Company’s receipt of the Administrative Subpoena and the investigation by the Department of Commerce and other governmental entitles described more fully in Note 10 of the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. We incurred approximately $1,430,000 of legal, consulting and accounting expenses in the third and fourth quarters of 2005 associated with our response to these governmental investigations. These expenses were primarily attributable to the Company’s Audit Committee investigation, the Company’s negotiations with the government and the termination of Reinhard Schmidt, our former President and Chief Executive Officer. Although we are unable to estimate the amount of additional legal expenses we may be required to incur to resolve these governmental investigations and inquiries, we have incurred approximately $187,000 of legal and other fees and expenses in connection with these matters in the nine months ended September 30, 2006. We believe that additional legal and other costs and expenses through the remainder of 2006 may be significant as we work to resolve these matters and continue to implement control procedures designed to prevent our products or services from being provided to customers in any foreign countries in violation of applicable law. With respect to this matter, on November 7, 2006, we signed a settlement agreement with the Department of Commerce and recorded an expense of $244,000 associated with the expected fines and penalties with no restrictions on commercial or export activities. The Company had accrued $345,000 for this penalty as of June 30, 2006 based on the proposed charging letter at the time. Notwithstanding the agreement as to settlement terms with the Commerce Department, the investigations by the U.S. Treasury Department and the SEC have not been closed, and could result in findings that the Company violated applicable law resulting in additional civil, administrative or criminal fines or penalties. The Treasury Department has orally indicated to the Company the maximum penalty the Department would be seeking is $44,000 with no restrictions on commercial or export activities. The Company has made a settlement offer to the Treasury Department and expensed the $44,000 estimated penalty. We cannot assure you that the ongoing investigations by the Commission or the U.S. Treasury Department will not result in other significant costs, fines or penalties that could, in the aggregate, have a material adverse effect on our business, financial condition, prospects or results of operations. The Company has made no provision for any future costs associated with these investigations or any costs associated with the Company’s defense or negotiations with the various governmental entities to resolve these outstanding issues.

Notwithstanding the penalties accrued, we had a decrease in non-cash expenses of $398,000 as a result of fluctuations in foreign currency and a decrease of consulting fees of $151,000 associated with the Company’s planned compliance with Section 404 of Sarbanes-Oxley. In addition, there were lower deferred financing fees associated with lower conversions of our Convertible Note. The Company had higher compensation costs of $333,000 primarily associated with share-based compensation costs of $378,000. There was a decrease of $97,000 in other costs associated with the above mentioned investigations.

Research and development expenses increased $288,000 (or 16%) to $2,048,000 for the nine months ended September 30, 2006 as compared to the same period in 2005. The increase was due to an increase of $266,000 in salaries, benefits and recruiter fees associated with additional headcount in the research and development and quality departments, including $76,000 related to share-based compensation. There was also an increase in destructive testing costs of $65,000 associated with the ViewFlex™ catheter product. We believe these testing costs will continue in the fourth quarter of 2006 as we manage changes to the catheter to improve the supply. These costs were offset by a reduction in project costs. Costs for research and development can fluctuate on a quarter-by-quarter basis depending on the status of projects and intellectual property strategies.

Interest expense decreased $6,000 to $191,000 for the nine months ended September 30, 2006, as compared to the same period in 2005. This decrease in interest expense is a result of a decrease in the beneficial conversion feature and decrease in the accretion of, debt discount as a result of the conversion of debt to equity related to the convertible note issued to Laurus. The decrease in interest expense was offset by higher interest rates in 2006. Interest income increased $180,000 to $318,000 due to higher cash balances and higher interest rates.

Three Months Ended September 30, 2006 versus June 30, 2005

Net sales were $3,799,000 for the three months ended September 30, 2006, as compared to $4,270,000 for the comparable period in 2005. This $471,000 (or 11%) decrease is primarily a result of a decrease in sales of the EP-WorkMate® with RPM™ product line. Sales of the EP WorkMate® with RPM™ have been negatively impacted by reduced support of this product line by Boston Scientific. Our sale of consumable products increased 24% primarily due to a 28% increase in sales of the ViewFlex™ product line. Sales in the United States were down 13% over the same period in 2005. Sales in Asia were down 26% as a result of an upgrade program by our Japanese distributors, which concluded in the first quarter of 2006. Sales in Europe increased 32% due to a strong third quarter by our distributors in the region.

Gross profit on sales for the three months ended September 30, 2006 was $2,247,000, as compared to $2,678,000 for the same period in 2005. Gross profit was down as a percentage to sales to 59% compared to 63% in the third quarter of 2005. Gross profit in the third quarter of 2006 was impacted by certain write-downs in inventory of approximately $172,000 as the Company assesses the market valuation of our inventory.

Sales and marketing expenses increased $268,000 (or 13%) to $2,378,000 for the three months ended September 30, 2006 as compared to the same period in 2005. The increase in sales and marketing expenses is primarily a result of an additional $69,000 in cost required by our clinical affairs department in 2006 over the comparable period in 2005 as a result of clinical trial costs of $183,000 which was partially offset by $86,000 in lower consulting fees. We also had additional compensation costs of $107,000 in connection with an investment in head count in our sales and sales support function and clinical departments including $87,000 in share-based compensation costs. Also, the Company’s bad debt write-offs increased $59,000 for the quarter.

General and administrative expenses decreased $833,000 (or 46%) to $978,000 for the three months ended September 30, 2006, as compared to the same period in 2005. This was primarily due to an $848,000 decrease in legal costs and $60,000 decrease in other cost associated with our ongoing investigations with various governmental entities in connection with sales of our products to Iran and Syria resulting from the legal work associated with the Company’s receipt of the Administrative Subpoena and the investigation by the Department of Commerce. We incurred approximately $1,430,000 of legal, consulting and accounting expenses in the third and fourth quarters of 2005 associated with our response to these governmental investigations. These expenses were primarily attributable to the Company’s Audit Committee investigation, the Company’s negotiations with the government and the termination of Reinhard Schmidt, our former President and Chief Executive Officer. Although we are unable to estimate the amount of additional legal expenses we may be required to incur to resolve these governmental investigations and inquiries, we have incurred approximately $187,000 of legal and other fees and expenses in connection with these matters for the nine months ended September 30, 2006. We believe that additional legal and other costs and expenses through the remainder of 2006 may be significant as we work to resolve these matters and continue to implement control procedures designed to prevent our products or services from being provided to customers in any foreign countries in violation of applicable law. With respect to this matter, we have signed a settlement an agreement with the Department of Commerce and recorded an expense of $244,000 associated with the expected fines and penalties and no restriction on commercial or export activities. The Company had accrued $345,000 for this penalty at June 30, 2006 based on the proposed charging letter at the time. The investigations by the U.S. Treasury Department and the Securities and Exchange Commission have not been closed, and could result in findings that the Company violated applicable law resulting in additional civil, administrative or criminal fines or penalties. The Treasury Department has orally indicated to the Company the maximum penalty the Department would be seeking is $44,000, and no restrictions on commercial or export activities. The Company has made a settlement offer to the Treasury Department and expensed the $44,000 estimated penalty. We cannot assure you that the ongoing investigations by the Commission or the U.S. Treasury Department will not result in significant costs, fines or penalties that could, in the aggregate, have a material adverse effect on our business, financial condition, prospects or results of operations. The Company has made no provision for any future costs associated with these investigations or any costs associated with the Company’s defense or negotiations with the various governmental entities to resolve these outstanding issues. In addition, there was a decrease in consulting costs of approximately $79,000 related to the Company’s compliance measures for Section 404 of Sarbanes-Oxley and approximately $108,000 due to fluctuations in foreign currency. There was also approximately $228,000 in share-based compensation in connection with the adoption of FAS 123R.

Research and development costs increased $82,000 (or 14%) to $669,000 for the three months ended September 30, 2006 as compared to the same period in 2005. This was primarily due to an increase of $32,000 in compensation costs and benefits associated with additional head counts in the quality assurance and research and development departments including $25,000 in share-based compensation in connection with the adoption of FAS 123R. In addition, there were $35,000 in destructive testing costs associated with manufacturing issues around our ViewFlex™ catheter product. We believe the testing costs will continue in the fourth quarter as we manage changes to the catheter to improve the supply.

Interest expense was relatively constant for the three months ended September 30, 2006, as compared to the same period in 2005. There was a lower accretion of debt discount and amortization of beneficial conversion feature offset by higher interest rates. Interest income increased $104,000 for the three months ended September 30, 2006 as a result of higher cash balances and higher interest rates.

Liquidity and Capital Resources

Since our incorporation in January 1993, our expenses have exceeded sales, resulting in an accumulated deficit of approximately $53.7 million at September 30, 2006 and approximately $48.3 million at December 31, 2005.

Financing Activities

On August 28, 2003, we issued the Convertible Note to Laurus and entered into a related Security Agreement, pursuant to which Laurus provided us with a $4,000,000 revolving asset-based credit facility in the form of a three-year convertible note secured by our accounts receivable, inventory, real property and other assets, other than intellectual property. On November 9, 2005, the Convertible Note’s maturity date was extended to February 28, 2008.

The portion of the Convertible Note against which Laurus advances funds based on our accounts receivable bears interest at the prime rate, with a floor of 4%, which is an effective interest rate of approximately 21% for the year ended December 31, 2005 (including accretion of discount and amortization of beneficial conversion feature), and the balance (the “Advance Amounts”) bears interest at the prime rate plus 2%. One half of the Advance Amounts outstanding on February 28, 2005 was required to be repaid on or before that date. However, there were no Advance Amounts outstanding on that date, as the net collateral exceeded the principal amount outstanding on the Convertible Note. The remaining balance of the Advance Amounts outstanding on the date of the closing was required to be repaid on or before August 28, 2006. On November 9, 2005, the Convertible Note’s maturity date was extended to February 28, 2008. Subject to certain rights of cancellation in favor of Laurus, we may extend the Laurus credit facility, on a year-by-year basis, commencing February 28, 2008. We may repay in cash, without penalty, up to $500,000 of the Convertible Note in any one calendar year, plus all Advance Amounts. The Company evaluated the impact of the change in the maturity date on the present value of the cash flows of the Convertible Note in conjunction with EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” This EITF provides guidance when a modification of a debt instrument should be considered an extinguishment. The change in the present value of the modification did not meet the criteria to be treated as an extinguishment. The Company, subject to certain rights of cancellation, may extend the credit facility by Laurus, on a year-by-year basis, commencing February 28, 2008. The Company may repay in cash, without penalty, up to $500,000 of the Convertible Note in any one calendar year, plus all Advance Amounts.

Subject to certain volume limitations and other conditions, all or a portion of the Convertible Note was convertible into our common stock at our option if the market price of our common stock reached a level, for 11 consecutive trading days, which was more than 120% of the fixed conversion price, as defined (the “Fixed Conversion Price”). Subject to certain volume limitations and other conditions, Laurus has the option to convert all or a portion of the Convertible Note into shares of our common stock at the Fixed Conversion Price.

Following the conversion into our common stock by us and/or Laurus of an aggregate of $2,000,000 of the principal amount of the Convertible Note (a “Conversion Event”), the Fixed Conversion Price will be adjusted upward to a price which is 115% of the average of the closing price of our common stock for the three trading days prior to the Conversion Event. On December 15, 2004, the balance of the first $2,000,000 of the principal amount was converted into shares of our common stock at the Fixed Conversion Price, and the Fixed Conversion Price on the remaining $2,000,000 principal balance was adjusted upward from $2.55 to $4.20. Subject to certain limitations, including the repayment obligations with respect to Advance Amounts described above, the dollar amounts of the Laurus Convertible Note converted may be re-borrowed. In connection with the private placement of common stock of the Company consummated in March 2006, certain anti-dilution provisions of the Convertible Note resulted in a reduction of the conversion price of the Convertible Note that note from $4.20 to $3.96.

The Fixed Conversion Price is subject to adjustment, with customary exceptions and on a weighted-average basis, in connection with sales of our securities below the Fixed Conversion Price then in effect, and is also subject to adjustment for stock splits, combinations, stock dividends and similar events. As part of the Convertible Note transaction, Laurus and Biscayne also received warrants to purchase an aggregate of 240,750 shares of our common stock (the “Warrants”), with exercise prices set as follows: $2.93 per share for the purchase of up to the first 133,750 shares, $3.19 per share for the purchase of up to the next 80,250 shares, and $3.70 per share for the purchase of up to the final 26,750 shares. The expiration date of the Warrants is August 28, 2010. The exercise price of the Warrants and the number of shares underlying the Warrants are subject to adjustments for stock splits, combinations, stock dividends and similar events. The shares underlying the debt and the Warrants have been registered.

In accordance with the provisions of EITF Issue No. 00-27, “Application of EITF Issue No. 98-5 ‘Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios’, to Certain Convertible Securities”, the allocated value of the Convertible Note contained a beneficial conversion feature calculated based on the difference between the effective conversion price of the proceeds allocated to the Convertible Note and the Warrants at the date of issuance. The amount arising from the beneficial conversion feature aggregated approximately $486,000 and is being amortized as interest expense from the date of the issuance of the Convertible Note to the mandatory redemption date of August 28, 2006. We valued the Convertible Note and the Warrants at issuance. The fair value of the Warrants at the time of issue was $407,500. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” we marked the Warrants to market at September 30, 2003 incurring a non-cash charge of $264,000. The registration rights agreement associated with the Convertible Note was amended on November 25, 2003 and, as a result, the amount associated with the Warrants was transferred to equity. We marked the Warrants to market at the date of the amendment which reduced the overall expense to $210,750 for the year ended December 31, 2003. The net carrying value of the Convertible Note, after allocation of the fair value of the Warrants, is being accreted to interest expense over the life of the agreement using the effective interest method.

In May 2004, we engaged a physician as a consultant to head our clinical affairs department as senior medical advisor. In connection with that agreement, the Company issued 10,000 shares of the Company’s common stock to the physician and granted the physician an option to purchase 10,000 shares of the common stock which vests three years from the date of grant. Also in connection with the agreement, the Company granted the physician an option to purchase 40,000 shares of the Company’s common stock which vests in equal installments over three years. The exercise price of each of the options was the fair market value of the Company’s common stock on the date of the grant. The transactions were accounted for in accordance with EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The fair value was measured using the Black-Scholes option pricing model under Statement of Financial Accounting Standard No. 123 using the following assumptions for each grant as follows: risk free rate: 3.07%, 10 year life, and a volatility percentage of 83.86%.

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

On March 27, 2006, the Company completed a $10,000,000 private placement of its common stock to a number of accredited investors. The Company issued 3.78 million shares of its common stock at a purchase price of $2.25 per share. In addition, FatBoy Capital, LP (“FatBoy Capital”) purchased approximately 617,000 shares of common stock at a price of $2.43 per share in accordance with NASAQ marketplace rules. David Jenkins, the Company’s then President, Chief Executive Officer, Chief Operating Officer and Chairman is a managing member of FatBoy Capital’s general partner. In connection with this transaction, certain anti-dilution provisions of the Laurus Convertible Note resulted in a reduction of the conversion price of that note from $4.20 to $3.96.

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2006 increased by $1,374,000 to $4,272,000 as compared to the same period in 2005. The increase in our net use of cash in operations during 2006 was primarily due to the increase in our net loss of $978,000, decrease in accounts payable of $815,000 which was offset by non-cash share-based compensation costs of $729,000 and non-cash expenses in connection with the issuance of options to a consultant of $196,000. Capital expenditures were $129,000 for the nine months ended September 30, 2006 as compared to $176,000 for the same period in 2005. We expect to purchase capital equipment in 2006 as we grow. We lease office space and certain office equipment under operating leases.

Assets increased by $4,242,000 from $15,131,000 at December 31, 2005 to $19,373,000 at September 30, 2006 primarily associated with our influx of cash from the private placement of our common stock in March 2006.

Liabilities decreased $590,000 from $6,779,000 at December 31, 2005 to $6,189,000 at September 30, 2006 primarily due to a $579,000 reduction in accounts payable and accrued expenses.

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

We have a history of operating losses and we expect to continue to incur operating losses in the near future as we continue to expend substantial funds for research and development, increased manufacturing activity, expansion of sales and legal and other costs associated with the various ongoing government investigations. The amount and timing of future losses will depend upon, among other things, volume of sales of our existing products, market acceptance of the ultrasound products, and developmental, regulatory and market success of new products under development, as well as our ability to establish, preserve and enforce intellectual property rights related to our products and favorable resolution of the various ongoing government investigations. There can be no assurance that any of our development projects will be successful or that if development is successful, the products will generate any sales or that material cost, or in the case of the government investigations, material fines and possible civil or criminal penalties will not be imposed. Based upon our current plans and projections, we believe that our existing capital resources will be sufficient to meet our anticipated capital needs through the end of the second quarter of 2007.

We incurred approximately $1,430,000 of legal, consulting and accounting expenses in the third and fourth quarters of 2005 associated with our response to governmental investigations and inquiries relating to certain sales of our products into Iran and Syria and certain financial and accounting reporting matters. See Item 1. “Legal Proceedings.” Although we are unable to estimate the amount of additional legal expenses we may be required to incur to resolve these governmental investigations and inquiries, we have incurred approximately $187,000 of legal and other fees and expenses in connection with these matters in the nine months ended September 30, 2006. We believe that additional legal and other costs and expenses through the remainder of 2006 may be significant as we work to resolve these matters and continue to implement control procedures designed to prevent our products or services from being provided to customers in any foreign countries in violation of applicable law.

On July 20, 2006, we received a proposed charging letter stating that the Department of Commerce had reason to believe that we violated export control regulations arising out of sales between October 1999 and January 2004 of cardiac equipment to end-users in Iran without the required U.S. governmental authorization, and that the disclosures we made and certified by Reinhard Schmidt, then the Company’s Chief Executive Officer, regarding these transactions in October and November 2003 were false and misleading. The proposed charging letter also set forth possible administrative sanctions which could be imposed arising out of these charges. On November 7, 2006, the Company signed a settlement agreement with the Department of Commerce to settle this matter prior to issuance of a formal charging letter with the payment of $244,000 in civil penalties, which was accrued at September 30, 2006, and no restrictions on commercial and export activities. The Company had accrued $345,000 as of June 30, 2006 based on the proposed charging letter at the time. The Company will pay this penalty in the fourth quarter of 2006.

Notwithstanding the agreement as to settlement terms with the Commerce Department, the investigations by the U.S. Treasury Department and the SEC have not been closed, and could result in findings that the Company violated applicable law resulting in additional civil, administrative or criminal fines or penalties. The Treasury Department has orally indicated the maximum penalty the Department would be seeking is $44,000 with no denial of export privileges. The Company has made a settlement offer to the U.S. Treasury Department and has accrued the $44,000 estimated penalty as of September 30, 2006. We cannot assure you that the ongoing investigations by the SEC or the U.S. Treasury Department will not result in significant costs, fines or penalties that could, in the aggregate, have a material adverse effect on our business, financial condition, prospects or results of operations. The Company has made no provision for any future costs associated with these investigations or any costs associated with the Company’s defense or negotiations with the various governmental entities to resolve these outstanding issues.

Off-Balance Sheet Arrangements

As of September 30, 2006, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Summary of Contractual Obligations

The following table summarizes our contractual cash obligations at September 30, 2006, and the effects such obligations are expected to have on liquidity and cash flow in future periods. We do not have any other commercial commitments.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-Term Debt (1)	$2,000,000	$0	$2,000,000	$0	$0
Operating Lease Obligations	$220,000	$120,000	$80,000	$20,000	$0
Other Long Term Obligations (2)	$0	$0	$0	$0	$0

Total Contractual Cash Obligations	$2,220,000	$120,000	$2,080,000	$20,000	$0

(1)	We are also contractually obligated to pay variable interest on the Long-Term Debt.

(2)	The Company also has contractual obligations for certain licensing contracts. We have signed a license agreement with BSC that provides for a royalty payment on sales of RPM™ units. This royalty is payable upon collection of sales. In addition, we have signed a software license agreement with Johnson and Johnson, in which all payments we made when the licenses are purchased. We also have other license agreements which the Company may terminate unilaterally in the event that the technology is no longer deemed relevant.

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

At September 30, 2006, the Convertible Note had approximately $2,000,000 principal amount outstanding. Interest on the Convertible Note is based on the prime rate, with a floor of 4%. This floating rate debt may lead to additional interest expense if interest rates increase. Because management does not believe that our exposure to interest rate market risk is material at this time, we have not developed or implemented a strategy to manage this market risk through the use of derivative financial instruments or otherwise. We will assess the significance of interest rate market risk from time to time and will develop and implement strategies to manage that market risk as appropriate.

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

Our portfolio includes money markets funds and/or government securities. The diversity of our portfolio helps us to achieve our investment objective. As of September 30, 2006, 100% of our investment portfolio matures less than 90 days from the date of purchase. Due to the short-term nature of these investments, we believe that we are not subject to any material market risk exposure, and as a result, the estimated fair value of our cash and cash equivalents approximates their principal amounts. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2006, we estimate that the fair value of investment portfolio would decline by an immaterial amount.

Foreign Currency Risk

Our international revenues were 29% and 20% of our total revenues in the nine months ended September 30, 2006 and 2005, respectively. Our international sales are made through international distributors, our direct sales force and sales to alliance partners, with payments to the Company typically denominated in United States dollars and Euros. Approximately 5% of our sales are denominated in Euros. Management has determined that the impact of foreign currency risk is minimal since a majority of our sales are billed in United States dollars. Our international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors. We do not currently hedge our foreign currency exposure.

Item 4.	Controls and Procedures

As of September 30, 2006, the Company conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15 and 15d-15 of the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

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

In a letter dated August 16, 2005, the Company was informed by the Philadelphia District Office of the Securities and Exchange Commission (the “SEC District Office”) that the SEC was conducting a confidential, informal inquiry to determine whether there had been violations of certain provisions of the federal securities laws in connection with the Company’s financial and accountings reporting, including relating to disclosures the Company made in its Form 8-K filed with the Commission on August 12, 2005 regarding ongoing government investigations of sales by the Company of its products to Iran.

The Company is cooperating fully with the federal government in connection with these matters.

Based on the Company’s investigation of these matters to date, management believes that a limited number of the Company’s heart monitor systems and components were distributed to medical facilities in Iran in prior periods without United States governmental authorization. We believe the aggregate revenues generated by these transactions were not material to the Company’s cumulative financial results during the period in which such transactions occurred, and the Company has taken steps to implement certain control procedures designed to prevent the Company’s products or services from being provided to any foreign countries in violation of applicable law.

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

Separately, the Audit Committee of the Company’s Board of Directors has conducted an independent investigation into these matters and has retained outside counsel to assist it in its investigation. In the third quarter of 2005, the Company incurred approximately $911,000 in legal, consulting and accounting expenses associated with the governmental and Audit Committee investigations. Additional amounts in the third quarter of 2005 over previously estimated costs were associated with the additional resources requirement for the Commission’s inquiry, additional document review, additional interviews and the termination of Reinhard Schmidt, our former President, Chief Executive Officer and Chief Operating Officer. In the fourth quarter of 2005, the Company incurred $474,000 in legal, consulting and accounting expenses associated with the governmental and Audit Committee investigations and $45,000 associated with the Company’s defense and negotiations with the government. In the first nine months of 2006, the Company incurred approximately $187,000 in connection with negotiations with various governmental entities. Management cannot predict whether such fees and other expenses will be significantly higher as these costs, as well as penalties and fines, are not estimable at this time.

On July 20, 2006, the Company received a proposed charging letter stating that the Department of Commerce has reason to believe that the Company violated export control regulations arising out of sales between October 1999 and January 2004 of cardiac equipment to end-users in Iran without the required U.S. governmental authorization, and that the disclosures the Company made and certified by Reinhardt Schmidt, then the Company’s Chief Executive Officer, regarding these transactions in October and November 2003 were false and misleading. The proposed charging letter also sets forth possible administrative sanctions which could be imposed arising out of these charges. On November 7, 2006, the Company signed an agreement with the Department of Commerce to settle this matter prior to issuance of a formal charging letter with the payment of $244,000 in civil penalties, which was accrued at September 30, 2006, with no restrictions on commercial or export activities.

Notwithstanding the agreement as to settlement terms with the Commerce Department, the investigations by the U.S. Treasury Department and the SEC have not been closed, and could result in findings that the Company violated applicable law resulting in additional civil, administrative or criminal fines or penalties. The Treasury Department has orally indicated the maximum penalty the Department would be seeking is $44,000 with no denial of export privileges. The Company has made a settlement offer to the Treasury Department and has accrued the $44,000 estimated penalty as of September 30, 2006. The Company cannot assure you that the ongoing investigations by the SEC or the U.S. Treasury Department will not result in significant costs, fines or penalties that could, in the aggregate, have a material adverse effect on our business, financial condition, prospects or results of operations. The Company has made no provision for any future costs associated with these investigations or any costs associated with the Company’s defense or negotiations with the various governmental entities to resolve these outstanding issues.

Item 1A.	Risk Factors.

Sales of our products into Iran are under investigation by the United States Department of Commerce, and we cannot assure you that such investigation will not result in significant fines or penalties that could have a material adverse effect on the Company’s business, financial condition, prospects, or results of operations.

The United States Department of Commerce has requested certain information relating to, and is conducting an investigation into, certain sales of our products into Iran. In addition, the SEC is conducting an informal inquiry to determine whether there have been violations of certain provisions of the federal securities laws in connection with the Company’s financial and accounting reporting, including relating to disclosures the Company made in its Form 8-K filed with the Commission on August 12, 2005 regarding the ongoing government investigation of sales by the Company of its products into Iran. We are cooperating fully with the federal government in connection with these matters. In addition, the United States Department of Justice, through the United States Attorney’s Office for the District of New Jersey, had also requested certain information and initiated an investigation into the sales of our products into Iran. In March 2006, the United States Attorney’s Office for the District of New Jersey informed the Company that it would not prosecute the Company in connection with this matter.

Based on the Company’s investigation of these matters to date, management believes that a limited number of the Company’s heart monitor systems were distributed to medical facilities in Iran in prior periods without United Sates governmental authorization. We believe the aggregate revenues generated by these transactions were not material to the Company’s cumulative financial results during the period in which the transactions occurred. At this time, we do not have a license to sell products in Iran and have not entered into any agreements with distributors to distribute our products in Iran. We have incurred legal, consulting and accounting expenses associated with the investigations by the United States Department of Justice, Department of Commerce and the SEC, amounting to $911,000 in the third quarter of 2005 and $519,000 in the fourth quarter of 2005. In the first nine months of 2006, the Company incurred approximately $187,000 in connection with negotiations with various governmental entities. We cannot assure you that the ongoing investigations by the Department of Commerce and the SEC will not result in significant costs, fines or penalties that could have a material adverse effect on our business, financial condition, prospects, or results of operations.

On July 20, 2006, the Company received a proposed charging letter stating that the Department of Commerce has reason to believe that the Company violated export control regulations arising out of sales between October 1999 and January 2004 of cardiac equipment to end-users in Iran without the required U.S. Government authorization, and that the disclosures the Company made and certified by Reinhardt Schmidt, then the Company’s Chief Executive Officer, regarding these transactions in October and November 2003 were false and misleading. The proposed charging letter also sets forth possible administrative sanctions which could be imposed arising out of these charges. The Company has signed a settlement agreement on November 7, 2006 with the Department of Commerce to settle this matter prior to issuance of a formal charging letter with the payment of $244,000 in civil penalties, which was accrued at September 30, 2006, with no restrictions on commercial or export activities.

Notwithstanding the agreement as to settlement terms with the Department of Commerce, the investigations by the U.S. Treasury Department and the SEC have not been closed, and could result in findings that the Company violated applicable law resulting in additional civil, administrative or criminal fines or penalties. The Treasury Department has orally indicated the maximum penalty the Department would be seeking is $44,000 with no denial of export privileges. The Company has made a settlement offer to the Treasury Department and has accrued the $44,000 estimated penalty at September 30, 2006. The Company cannot assure you that the ongoing investigations by the SEC or the U.S. Treasury Department will not result in significant costs, fines or penalties that could, in the aggregate, have a material adverse effect on our business, financial condition, prospects or results of operations. The Company has made no provision for any future costs associated with these investigations or any costs associated with the Company’s defense or negotiations with the various governmental entities to resolve these outstanding issues.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) None.

Item 3.	Defaults Upon Senior Securities.

(a) None.

(b) None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

(a) None.

(b) None.

Item 6.	Exhibits.

The exhibits are listed in the Exhibit Index appearing at page 29 herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EP MEDSYSTEMS, INC. (Registrant)

Date: November 14, 2006	By:	/s/ David Bruce
David Bruce
President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2006	By:	/s/ Matthew C. Hill
Matthew C. Hill
Chief Financial Officer (Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit Number	Description

31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.