Form 10-K
period 2006-12-31
EP MEDSYSTEMS INC
filed 2007-03-30
CIK 1012394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated Filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on June 30, 2006 as reported on the NASDAQ Capital Market, was approximately $42,913,000. In determining the market value of the registrant’s common stock held by non-affiliates, shares of common stock beneficially owned by directors, officers and holders of more than 10% of the registrant’s common stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 28, 2007, there were outstanding 30,365,236 shares of the registrant’s common stock, no par value, stated value $.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our 2006 fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in or incorporated by reference into this annual report are “forward-looking statements” and are made to comply with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. Matters discussed in or incorporated by reference into this annual report that relate to events or developments that are expected to occur in the future, including management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters constitute forward-looking statements. Forward-looking statements are based on management’s beliefs, assumptions and expectations of our future economic performance, taking into account the information currently available to management. These statements may be identified by the use of words like “plans”, “expects”, “aims”, “believes”, “projects”, “anticipates”, “intends”, “estimates”, “will”, “ should”, “could” and other expressions that indicate future events and trends. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include:

•	We have a history of operating losses and expect future losses;

•	We may need additional funds to support operations and may need to reduce operations, sell stock or assets, or merge with another entity to continue operations;

•	We may need to establish collaborative agreements;

•	Our success will depend on market acceptance of our existing and new products;

•	We are required to obtain regulatory approvals in order to manufacture and market our products;

•	We are primarily engaged in the sale of capital equipment and are subject to the budgetary cycles of our customers;

•	Our profitability will depend on our ability to manufacture our products efficiently and economically;

•	We depend on third-party sources to manufacture certain of our products and critical components of our products;

•	Our success depends on our ability to keep pace with technological developments and marketplace changes;

•	Our patents and proprietary rights might not provide sufficient protection for our intellectual property;

•	If we are unable to pay royalties, we may lose our rights to use certain important technology;

•	Intellectual property litigation could harm our business;

•	We face significant competition, and many of our competitors have greater financial, marketing and other resources than we do.

•	Third-party reimbursement might be reduced or denied, which may reduce our revenues;

•	We may lose key personnel, sales force and/or distributors;

•	We are subject to product liability claims;

•	We are subject to risks associated with sales in multiple countries;

•	Our export controls may not be adequate to ensure compliance with United States export laws;

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

General

We were incorporated in New Jersey in January 1993 and operate in a single industry segment. We develop, manufacture and market a broad-based line of products for the cardiac rhythm management, or electrophysiology (“EP”), market which are used to diagnose, monitor, visualize and treat irregular heartbeats known as arrhythmias. Since our inception, we have acquired technology, developed new products and begun to market various electrophysiology products, including the EP-WorkMate system electrophysiology work station, sold stand-alone or integrated with various market leaders, the EP-4™ Computerized Cardiac Stimulator, diagnostic electrophysiology catheters (including our unique one-piece catheter), the ViewMate® II intracardiac ultrasound catheter system and related disposable supplies, and the ALERT® System (including the ALERT® Companion II and ALERT® family of internal cardioversion catheters).

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

Our core diagnostic product is the EP-WorkMate system, a computerized electrophysiology workstation that monitors, displays and stores cardiac electrical activity and arrhythmia data. The EP-WorkMate system offers, among other features, display and storage of up to 192 intracardiac signals, real-time diagnosis, analysis and integration with our own proprietary systems, such as our EP-4 Stimulator, as well as with those of market leaders, such as Philips Medical Systems’ Allura x-ray system, and with other technologies and systems. In the fourth quarter of 2006, we received market clearance from the United States Food and Drug Administration (“FDA”) to sell the MapMate™ interface in the United States. The MapMate integrates J & J’s Biosense Division’s CARTO Mapping navigation system, allowing EP studies to be more efficient and user friendly. In March of 2004, we received market clearance from the FDA to sell the EP-4 Computerized Cardiac Stimulator. The EP-4 Stimulator is a computerized signal generator and processor which, when integrated with the EP-WorkMate system, is used to stimulate the heart with electrical impulses in order to locate arrhythmias. We believe that the EP-WorkMate system, when integrated with the EP-4 Stimulator, offers the most advanced diagnostic computer system available to the electrophysiology market. During 2006, the EP-WorkMate system with various integrations and the EP-4 Stimulator accounted for approximately 85% of our total sales. We also market a line of diagnostic electrophysiology catheters for stimulation and sensing of electrical signals during electrophysiology studies, which represented approximately 2% of our total sales revenues in 2006.

We also offer the ViewMate® intracardiac echo (ICE) catheter system consisting of the ViewMate® ultrasound imaging console and ViewFlex™ intracardiac imaging catheters. These products offer high-

resolution, real-time ultrasound capability designed to improve a physician’s or clinician’s ability to visualize the inside of the chambers of the heart. We believe that the ViewMate® ultrasound system may play an important diagnostic role for a broad range of potential applications in electrophysiology and cardiology. Sales of the ViewMate system and related ViewFlex catheters accounted for approximately 9% of our total sales revenues in 2006. In January 2007, we announced the new ViewMate II ultrasound system based on Philips Medical Systems’ HDII XE platform. Philips will act as an original equipment manufacturer (“OEM”) with respect to the product, which will be sold under our proprietary name ViewMate II. As part of the joint development and distribution agreement, Philips may offer the ICE option to its customers on the HDII XE ultrasound system, providing an additional customer base for our View-Flex catheters.

We also offer a product for the treatment of atrial fibrillation known as the ALERT System, which uses a patented electrode catheter to deliver measured, variable, low-energy, bi-phasic electrical impulses directly to the inside of the heart to convert atrial fibrillation to a normal heart rhythm. We obtained Class III Design Examination Certification from a European Notified Body allowing us to label the ALERT System with a CE Mark, an international symbol of adherence to quality assurance standards, design reviews and hazard analysis, which permits us to sell the ALERT System in the European Community. Sales of the ALERT System and related catheters accounted for approximately 4% of our total sales revenues in 2006. Due to limited resources and the potential of our other products, we will continue to service the installed base of the ALERT System products, but will not expend significant company resources on this product line at this time.

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

Use core products as a platform for growth. We believe the EP-WorkMate system is a central platform for future EP technology. This diagnostic workstation is at the center of today’s EP lab, and we have over 800 WorkMates installed worldwide. Our objective is to leverage this installed base, with our new products as well as with upgrades of innovative technologies in a cost-effective manner to hospitals around the globe.

Integrate with market leaders. Our base platforms allow for integration with the products of other market leaders in electrophysiology. Through our MapMate product, we have integrated our EP-WorkMate system with J&J’s Biosense Division’s CARTO Mapping navigation system, allowing electrophysiology studies to be more efficient and user friendly. In April 2005, we announced a joint development agreement with Philips Medical Systems Nederland B.V. (“Philips Medical Systems”), a subsidiary of Koninklijke Philips Electronics N.V., to integrate its Allura X-ray system with our EP-WorkMate system resulting in the next generation of an integrated electrophysiology lab. In the past we have also integrated our products with products from Boston Scientific Corporation, Witt and others.

Expand clinical applications of new products. We believe there are numerous potential applications for our products. Potential applications for the ViewMate II intracardiac ultrasound catheter system include the following: advanced EP ablation procedures; minimally invasive repair or replacement of heart valves; removal of pacemaker leads; minimally invasive (catheter) repairs of atrial septal defects; catheter closure of patent foramen ovale; minimally invasive procedures to close off the left atrial appendage; evaluation of thrombus in the heart and assistance in the optimal placement of left ventricular pacemaker leads in treating congestive heart failure. We intend to leverage these potential applications by selling our existing products for new medical conditions and to new customers that have not traditionally been our targets.

Execute an efficient sales channel strategy using strategic alliances. We believe entering into strategic alliances with market leaders creates an efficient and effective sales channel for our core products and our new products in areas outside of electrophysiology, such as interventional cardiology and critical care. For example, we have a strategic alliance with Philips Medical Systems which combines their cardiovascular x-ray technology with our EP recording and data management systems which enables us to market the integrated electrophysiology lab and our related products through that state-of-the-art platform.

Products

Our products can be separated by technology into the categories described below for the diagnosis, treatment and visualization of cardiac arrhythmias.

Electrophysiology Computer Workstations, Stimulators and 3D Navigation and Mapping Technology

EP-WorkMate system. The EP-WorkMate system is a computerized electrophysiology workstation that monitors, displays and stores cardiac electrical activity and arrhythmia data. Electrophysiology workstations are dedicated data management systems designed specifically for use in electrophysiology procedures to view and record procedural data, facilitate data analysis and generate customized reports. The EP-WorkMate system offers, among other features, display and storage of up to 192 intracardiac signals, real-time analysis, including graphical and quantitative display of such data, superior ease of use and a single keyboard for all operations, as well as integration capacity with our own proprietary products, such as the EP-4 Stimulator and other technologies and systems. The EP-WorkMate system consists of a Dual Xenon® processor with integral proprietary software, a proprietary signal-conditioning unit, two or three high-resolution LCD color monitors, an optical disk drive for data storage, a custom keyboard, catheter and catheter interface module and a laser printer. In addition, each EP-WorkMate system has an internal modem to provide a direct link between the purchaser and EP Med, facilitating field software support. The EP-WorkMate system is differentiated from competing products by (i) its seamless integration with the EP-4 Stimulator, (ii) its storage capacity of up to 192 intracardiac signals, (iii) its ability to process and simultaneously display both real-time and historical electrophysiology activity, (iv) its simple, user friendly software based on a menu driven, point-and-click interface, and (v) its integration with other products in the EP lab.

EP-4 Computerized Cardiac Stimulator. Our EP-4 Stimulator is a computerized electrical pulse signal generator and processor which, when integrated with the EP-WorkMate system, is used to stimulate the heart with electrical impulses in order to locate electrical disturbances or arrhythmias. We believe the EP-4 Stimulator is currently the only fully integrated computerized EP clinical stimulator being sold in the United States. It features automatic synchronization and rate controls as well as the same user interface as the EP-WorkMate system. The EP-4 Stimulator can be sold as a stand-alone electrophysiology stimulator or it can be integrated with the EP-WorkMate system. We believe that the EP-WorkMate system, when integrated with the EP-4 Stimulator, offers the most advanced computer system available to the electrophysiology market.

MapMate. In the fourth quarter of 2006, we received market clearance from the FDA to sell the MapMate interface in the United States. The MapMate interface enables our EP-WorkMate system to share information, log data and generate a common report with the CARTO Mapping navigation system sold by J&J’s Biosense Division. The combination offers more comprehensive clinical management, enhanced efficiency and simplified records.

We have also integrated our EP-WorkMate system with Philips Medical Systems’ Allura x-ray system. It is the only EP recording system on the market to integrate advanced recording, stimulation, mapping, navigation and x-ray allowing electrophyscology studies to be more efficient and user friendly.

In 2006, we derived approximately 85%, of our revenues from electrophysiology computer workstations, stimulators and 3D navigation and mapping technologies.

Ultrasound Products

We have identified intracardiac ultrasound imaging as a necessary adjunct to the advanced treatment of cardiac arrhythmias, especially for the treatment of atrial fibrillation and ventricular tachycardias. We also believe that ultrasound imaging may assist in the permanent implantation of pacemaker electrodes in the left side of the heart. Fluoroscopy imaging, the primary visual image used in electrophysiology today, is unable to identify anatomic structures of the heart (such as the ostium of the coronary sinus, the superior and inferior vena cava, pulmonary veins, valves, infarcts, and the fossa ovalis, among others) and is unable to assess lesions created by the physician. In addition, fluoroscopy imaging is not adept at assessing catheter placement in relation to certain anatomy. We believe that intracardiac ultrasound imaging may overcome these deficiencies, and that this is important in light of the increased complexity of advanced electrophysiology procedures.

In 2003, we began offering in the United States and Europe an intracardiac ultrasound product line, which includes the ViewMate ultrasound imaging console and ViewFlex intracardiac imaging catheters. These products offer high resolution, real-time ultrasound capability designed to improve a physician’s or clinician’s ability to view the inside of the chambers and anatomic structure of the heart safely and accurately without the need to expose patients, physicians or clinicians to repeated x-ray radiation. The increased visualization is a result of having the catheter inside the heart itself, thereby having cardiac features in the near field or its area of highest image resolution and detail. By manipulating the catheter tip and its phased array ultrasound crystal, the physician or clinician will not only be able to visualize the entire heart but will also be able to direct the wedge-shaped ultrasound beam at specific areas of interest. Additionally, our color Doppler mode allows verification of heart valve patency and blood flow direction and velocity. We believe the ViewMate Ultrasound System may play an important diagnostic role for a broad range of potential applications in electrophysiology and cardiology. In 2006, we derived approximately 9% of our revenues from our ultrasound products.

In January 2007, we announced the new ViewMate II ultrasound system based on Philips Medical Systems’ HDII XE platform. Philips will OEM the product to be sold under our proprietary name ViewMate II. As part of the joint development and distribution agreement, Philips may offer the ICE option to its customers on the HDII XE ultrasound system, providing an additional customer base for our ViewFlex catheters.

Other Product lines

The ALERT System. The ALERT System employs an approach to electrical cardioversion known as low-energy internal cardioversion, which uses a patented electrode catheter to deliver measured, variable, low-energy bi-phasic electrical impulses, programmable electrical energy, from one to 15 joules, directly to the inside of the heart to convert atrial fibrillation to normal heart rhythm. The ALERT System is comprised of a single-use proprietary electrode catheter with two separate electrode arrays (the “ALERT PA Catheter”) and an external energy source (the “ALERT Companion”). Due to limited resources and the potential of our other products, we will continue to service the ALERT installed base, but will not expend significant company resources on this product line at this time.

In 2006, we derived approximately 4% of our revenues from our ALERT System products.

Diagnostic Catheter Products. We market a line of diagnostic electrophysiology catheters for stimulation and sensing of electrical signals during electrophysiology studies. Our diagnostic catheters are similar to others sold within the industry, with the exception of our one-piece catheter design which offers the physician unique recording capabilities. We offer numerous electrode/curve configurations of catheters. We also offer a line of deflectable diagnostic catheters, which allow the physician to deflect its tip to steer the catheter into certain vessels and areas of the heart, which would be difficult with a fixed curve catheter.

In 2006, we derived approximately 2% of our revenues from our diagnostic catheter products.

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

•

Pursuant to a license agreement with Eckhard Alt, M.D., dated as of November 1, 1995, and subsequently amended, Dr. Alt granted us an exclusive, worldwide license relating to certain technology used in connection with the ALERT System, some of which has since become protected under four issued United States patents and one patent application pending in the European Patent Office and for which additional patent applications and continuations have been filed. The license agreement provides that we shall pay royalties equal to 5% of quarterly net sales of all products covered by the licensed technology until the expiration of the last to expire of any licensed patents covered by the agreement or the earlier declaration of invalidity of such patent. Under the terms of this license agreement, EP Med has the right to sublicense this technology to third parties and in such case EP Med is obligated to pay to Dr. Alt the greater of a 2% royalty or 50% of the total sublicense royalties derived from the sublicense agreement. The term of this license agreement will continue for the life of the last to expire of the licensed patents covered by the agreement unless earlier terminated by either party due to breach by the other party, which breach remains uncured for a period of 60 days.

•

In December 2005, we terminated a license agreement under which we had licensed a patent and technology used in our SilverFlex catheters because we have decided not to commit resources to make the product commercially viable.

•

Pursuant to an agreement, dated September 5, 2002, with Boston Scientific Corporation (“BSC”), we received a license from BSC to integrate their RPM™ Technology with our EP-WorkMate system to make, use, sell and distribute the integrated recording system. This agreement provides that, under certain conditions, the license becomes exclusive. The agreement also provides for a royalty payable to BSC based on the type of product sold in accordance with the agreement. The agreement terminates on the date the patent rights (a) expire, (b) are disclaimed, (c) are cancelled, or (d) are held invalid by a court of competent jurisdiction. Otherwise, the agreement may be terminated by either party in the event of a material breach, subject to notification and cure period, and in the event of a change in control.

•

In December 2003, we entered into a marketing agreement with Philips Medical Systems Nederland B.V., a subsidiary of Koninklijke Philips Electronics N.V., (“Philips”) to sell our EP-WorkMate system in combination with Philips’ x-ray fluoroscopy product. Pursuant to the agreement, Philips will purchase certain products and parts from us, and will then resell these products and parts to their customers. In connection with the agreement, we granted Philips a personal, revocable, worldwide, non-exclusive right to sublicense our software and related products to customer end-users in the territory (as defined in the agreement). The purchase by Philips of our products will also confer on Philips, its affiliates, distributors, agents and customers an irrevocable, royalty-free, non-exclusive, non-transferable license in the territory under our patent applications, patents, copyrights, trade secrets, trademarks or other intellectual property rights we own or control, solely to market, sell, distribute or otherwise dispose of such products and service parts in accordance with the terms of the agreement. We have also granted Philips the right to use our trademarks, trade names and service marks during the term of the agreement. The agreement was renewed for another year in December 2006, subject to annual renewal options, and can be terminated by Philips, subject to certain notice and cure periods, for certain reasons, including, among others, non-competitiveness, change of control and cause.

•

In December 2005, we entered into a software development, license and distribution agreement with Biosense Webster, Inc. (“Biosense”) pursuant to which we received a license to interface certain aspects of their CARTO XP Mapping System and the right to distribute the interface kit worldwide, subject to certain restrictions. Under the agreement, Biosense has the right to sell the interface hardware component of the interface kit in post sales service calls. Under the agreement, we will pay a formula-based royalty to Biosense. The agreement has a term lasting 2 years from our first distribution of an interface kit, unless otherwise terminated pursuant to its terms. The agreement is renewable upon the mutual agreement of Biosense and us. In the event of termination of the agreement, we may ship all backlog orders and honor all quotes up to six months following the original quote date.

•

In January 2007, we entered into a joint development and distribution agreement with Philips Medical Systems (“PMS”) pursuant to which we agreed to form an integrated product between the HD11 XE and ViewFlex catheter and grant each other a free nonexclusive license, without right to grant sublicenses, for certain ultrasound base technologies as defined in the agreement. The distribution agreement provides for our purchase of the PMS HD11 XE ultrasound system under our proprietary name ViewMate II and sales of those units into territories in the United States as defined in the agreement. The distribution agreement also allows for the sale by PMS of certain of our products into territories in the United States as defined in the agreement. The purchase of PMS products confers on us the use of trade names, trademarks subject to defined limitations. The contract has a term of three years from the effective date, subject to renewal options, with and can be terminated with notice 180 days from the end of the term. The contract includes indemnifications and provisions in the normal course of business for an OEM contract.

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

Registered Trademarks: EP-WorkMate system®, ALERT® System, SilverFlex®, ViewMate®, Ice Cubed®

Unregistered Trademarks: EP-3™ Stimulator, EP-4™ Computerized Cardiac Stimulator, MapMate Interface™ and ViewFlex™, NurseMate, Remote Review and Charting WorkStation

The market for medical devices for the treatment of cardiovascular disease has been characterized by frequent litigation regarding patent and other intellectual property rights. In the event that claims of infringement of a third-party’s rights are made and upheld, we could be prevented from exploiting the technology or other intellectual property involved, or could be required to obtain licenses from the owners of such intellectual property. Alternatively, we could be forced to redesign our products or processes to avoid infringement. There can be no assurance that such licenses from the owners of such intellectual property would be available or, if available, would be on terms acceptable to us or that we would be successful in any attempt to redesign our products or processes to avoid infringement. Litigation may be necessary to defend against claims of infringement, to enforce patents issued to us or to protect trade secrets and could result in substantial cost to, and diversion of effort by, us.

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

Our expenditures for research and development (which include expenditures for regulatory affairs and engineering) totaled approximately $2,738,000, $2,374,000, and 2,470,000 for the years ending December 31, 2006, 2005, and 2004, respectively. Expenditures in 2004, consisted primarily of upgrades to existing product lines. Expenditures in 2005 consisted primarily of additional headcount in the regulatory and quality assurance departments. Additionally, other research and development efforts are ongoing to enhance existing products and lower production costs and integrate our products with others in the industry. Expenditures in 2006 consisted primarily of costs associated with the integration of Philips HDII XE with our ViewFlex catheters, testing of catheters and additional compensation costs associated with a higher head count and the expensing of share-based compensation.

Sales, Marketing and Distribution Methods

Domestic. We primarily utilize our own direct sales and marketing force to sell and promote our products in the United States market. Within each hospital, the sales and marketing effort is directed at those physicians, primarily electrophysiologists, most likely to use our products. We entered into group purchasing organization (GPO) contracts with Broadlane and Premier, Inc. These GPO’s are an alliance of various hospital networks and the contracts allow us access to their hospitals to market to their physicians. We expect to concentrate our marketing efforts on the roll out of our new products, including the EP-WorkMate system integrated with various market leaders, and the ViewMate II Intracardiac ultrasound system. To support these sales, we intend to employ physician/clinician training and education, clinical trials, promotional materials, sample products, demo and service equipment and increased direct sales and marketing efforts, among others.

Strategic Alliances. We believe entering into strategic alliances with market leaders creates an efficient and effective sales channel for our core products and our new products in areas outside of electrophysiology, such as interventional cardiology and critical care. To build these sales channels, we have entered into alliance agreements with Philips Medical Systems and Biosense Webster. See “Certain Patents, Trademarks and Licenses”. There can be no assurances that those relationships will continue indefinitely or that strategies for these companies will not change, possibly impacting our business.

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

No assurance can be given that either we or our distributors can successfully sell the EP-WorkMate system integrated or stand alone, EP-4 Stimulator, ViewMate II or ALERT or ViewFlex catheters or other products in Europe or elsewhere on terms acceptable to us, or at all. Foreign sales are subject to certain significant risks, including exchange rate fluctuations, local medical reimbursement issues, duties, tariffs and taxes, import restrictions, United States export control licensing requirements and related restrictions, laws and regulations, and other regulations, each of which could have a material adverse impact on our business, financial condition and results of operations.

Customers

We sell our products directly to medical institutions and physicians in the United States and France which then bill various third-party payers, such as government programs and private insurance plans. See the Section entitled “Third-Party Reimbursement.” Outside of the United States and France we sell to a network of distributors. Our distributors are located in Europe, the Middle East and Asia. We derived approximately $4,354,000, $3,752,000 and $3,618,000 of our revenues in 2006, 2005 and 2004, respectively, from customers located in countries other than the United States.

Manufacturing and Sources of Supply

We assemble and test our products at our West Berlin, New Jersey facility, which is certified to the ISO-13485 Quality System Standard that is recognized by the regulatory bodies in the European Union, Canada and other countries. Although we believe that we have sufficient capacity to satisfy our current manufacturing needs, we have no experience in large-scale manufacturing and there can be no assurance that we would be successful in manufacturing products in significant volume. Certain critical components of our products are obtained from outside sources, such as computers, high-resolution monitors and laser printers that are typically available from more than one vendor. We also rely on third-party sources to manufacture critical components for the EP-4 Stimulators, ViewMate II and its ViewFlex catheter, and EP-WorkMate system. Any interruption in the supply of such products or components would have a material adverse effect on our ability to deliver those products or the products in which such components are used and could materially adversely impact our sales and gross margins. If any interruption were to occur, we may not be able to reach an acceptable arrangement with an alternative source of supply on a timely basis, which could have a material adverse effect on our business, results of operations and financial condition. During 2006, we discovered non-conforming material from a supplier of a critical component for our ViewFlex catheter. We expect to resolve this issue in the second quarter of 2007.

Government Regulation

United States

Our West Berlin, New Jersey facility and the quality assurance procedures in effect at that facility are subject to good manufacturing practices (“GMP”) regulations and quality system regulations promulgated by the FDA.

We have market approval from the FDA for the marketing and sale of the EP-WorkMate system EP-4 Stimulator, ViewMate, ViewMate II, ViewFlex Catheter, MapMate, NurseMate products, as well as other products in the United States.

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

We initiated a field action recall for its stimulator product in March 2006. This field action consists of an upgrade of the installed base in a phased process and consisted of bringing the units in-house and making certain modifications.

In addition, the FDA performed an audit of the subject facility and issued us a report containing several observations and we have responded to this report. As a result of this audit, the FDA sent us a Warning Letter that identified certain issues with respect to our conformity with the FDA’s quality system regulations and certain reporting requirements. The FDA requested a written plan outlining the steps to address the issues identified in the letter. We have undertaken steps toward addressing the observations from the FDA’s audit of our Company’s facility and have responded to the FDA’s request for a written plan. Failure to promptly address these issues may result in regulatory action including but not limited to seizure, injunction and/or civil monetary penalties. Subject to confirmation by a follow-up inspection by the FDA, we believe that we can fully address the concerns of the FDA without a material impact to our business.

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

We believe less-invasive catheter-based procedures generally provide a more cost-effective overall treatment when compared to conventional drug, surgical, and other treatments. Many hospital administrators and physicians justify the use of our products by the attendant cost saving and clinical benefits that they believe will be derived from the use of our products. However, we cannot provide assurance that these cost-savings and clinical benefit assumptions will, in fact, be realized. Reimbursement for our products is not assured in some international markets under either government or private reimbursement system, and health care providers may not advocate reimbursement for procedures using our products. Failure by hospitals in the United States or in international markets and other users of our products to obtain reimbursement from third-party payers, or changes in government and private third-party payers’ policies toward reimbursement for procedures employing our products, would have a material adverse effect on the Company’s business, financial condition and results of operations. Moreover, we are unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future, or what effect such legislation or regulation would have on the Company.

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

In the computerized electrophysiology workstation and electrophysiology stimulator market, our main competitors are Marquette-Prucka (a division of General Electric) and C.R. Bard Inc. In intracardiac ultrasound, we compete with Siemens Medical Solutions, but others may enter this market. Our primary competitors in the markets for EP catheters and disposable accessories are C.R. Bard Inc., EP Technologies, Inc. (a subsidiary of Boston Scientific Corporation), Medtronic, Inc., Biosense Webster, Inc. and Daig Corporation (a subsidiary of St. Jude Medical, Inc.).

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

Employees

At December 31, 2006, EP Med had 86 full-time employees and one part-time employee, of whom 20 were dedicated to manufacturing and logistics, 14 represented executive management and administration, 32 were engaged in sales, marketing, clinical applications and customer service, and 20 were engaged in research and development, regulatory affairs, and quality assurance. We believe our employee relations are satisfactory.

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

At December 31, 2006, we had an accumulated deficit of approximately $54.8 million. Our net sales revenue of $15.6 million, less cost of sales, did not cover our operating expenses of approximately $16.2 million for the year ended December 31, 2006. At December 31, 2005, we had an accumulated deficit of approximately $48.3 million. Our net sales revenue of $16.7 million, less cost of sales, did not cover our operating expenses of approximately $16.3 million for the year ended December 31, 2005. We expect that our operating expenses will continue to exceed our revenues, and as such, we will likely continue to incur operating losses unless and until revenue from newer products covers our costs.

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

We may need to raise additional funds in order to satisfy these and other future capital requirements. If we are not able to do so, we may not be able to fund our future operations. We expect that our existing capital resources, including the capital previously raised through the sale of common stock and the issuance of convertible notes under our existing revolving credit facility, will be sufficient to fund our activities as currently planned through the end of the fourth quarter of 2007. However, in the event our sales do not meet budgeted amounts, our capital expenditures increase over our estimates, we are unable to convert our outstanding notes into shares of our common stock and/or we are unable to borrow additional funds under our existing revolving credit facility, it is likely that we will need additional financing sooner than currently expected. In the future, it is possible that we will not have adequate resources to support our business activities.

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

Our success will depend on continued market acceptance of the EP-WorkMate system and market acceptance of our EP-4 Stimulator, MapMate, ViewMate II and other product offerings.

Our ability to increase revenues over the next several years will depend on the continued market acceptance by electrophysiologists of our EP-WorkMate system computerized monitoring and analysis workstation integrated with various market leaders, and market acceptance of our ViewMate II product offerings. Sales of our EP-WorkMate system, its integrated EP-4 stimulator, accounted for 85%, 85%, and 89% of our sales in the year ended December 31, 2006, 2005, and 2004, respectively. Because the EP-WorkMate system has a list price of approximately $200,000 with an integrated EP-4 Stimulator, each sale of an EP-WorkMate system represents a significant portion of our net sales.

Acceptance and use of our products by physicians and other clinicians is critical to our success. Physician and clinician acceptance will depend upon, among other things, substantial favorable clinical experience, advantages over alternative treatments, cost effectiveness and favorable reimbursement policies of third-party payors, such as insurance companies, Medicare and other governmental programs. Decreased or flat sales or low market acceptance of our EP-WorkMate system products or low market acceptance of our recently approved products could have a material adverse effect on our business, results of operations and financial condition.

We are primarily engaged in the sale of capital equipment, which is sensitive to fluctuations in our customers’ budgets.

Our primary source of revenue is the sale of capital goods and, as a result, are subject to the budgetary cycles of our customers. These cycles can cause fluctuations in our quarterly revenue as our customers manage their capital budgets based on available cash to pay for equipment.

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

We rely on third-party sources to manufacture critical components for the EP-4 Stimulators, ViewMate II and its ViewFlex catheter, EP-WorkMate system and other products. Any interruption by these third-party sources in the supply of such products or components would have a material adverse effect on our ability to deliver those products or the products in which such components are used and could materially adversely impact our sales and gross margins. If any interruption were to occur, we may not be able to reach an acceptable arrangement with an alternative source of supply on a timely basis or on acceptable terms. Our failure to find alternative manufacturing sources could have a material adverse effect on our business, results of operations and financial condition. During 2006, we discovered non-conforming material from a supplier of a critical component for our ViewFlex catheter. We expect to resolve this issue in the second quarter of 2007.

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

In addition to patents, we rely on a combination of trade secrets, copyrights and trademarks to protect our intellectual property rights. For example, our software (which is an integrated component in the EP-WorkMate system and EP-4 Stimulator) is copyrighted; however, existing copyright laws offer only limited practical protection from misappropriation. As a result, our competitors may independently develop substantially equivalent proprietary technology.

If we are unable to pay royalties or license fees, we may lose our rights to use certain important technology.

We have entered into several technology and licensing agreements which require us to pay royalties, including, in some cases, minimum annual royalties. If we do not pay these royalties, we may be in breach of our technology agreements and could lose the rights granted to us under these agreements. The loss of these rights would affect our ability to make, market and sell the MapMate, RPM and ALERT product lines, which could have a material adverse affect on our business, results of operations, financial condition and prospects.

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

Certain procedures involving our products, including ViewFlex catheters, currently are eligible for reimbursement at varying levels, some of which will need to increase for us to continue to increase revenues. Maintaining and increasing levels of third-party payor reimbursement will likely be tied to economic benefits realized through use of our products and patient outcomes and resulting market acceptance of those products. We cannot assure you that significant economic benefits from the use of our products can or will be realized or that patient outcomes from the use of our products will be significantly improved. In addition, changes in FDA regulations or in third-party payor policies could limit or reduce reimbursement or make reimbursement unavailable for procedures using our products. In any of those events, or if third-party reimbursement does not become available for products we may develop in the future, our business, results of operations and financial condition could be materially adversely affected.

The success of our business is dependent on our key personnel and the loss of any of these personnel could have a material adverse effect on our business, results of operations and financial condition.

The success of our business is dependent, to a significant extent, upon the abilities and continued efforts of our senior management team, including David I. Bruce, our President and Chief Executive Officer, David A. Jenkins, our Chairman of our Board of Directors and C. Bryan Byrd, our Vice President of Engineering and Manufacturing. Our success also depends upon certain of our research and development and other scientific personnel. We currently maintain key-man life insurance on Mr. Byrd, but there can be no assurance that this policy will be maintained or renewed. The loss of any of these persons and the inability to quickly attract replacements for these key personnel could have a material adverse effect on our business, results of operations and financial condition. We believe our future success will depend substantially upon our ability to attract and retain highly qualified technical and management personnel. We believe that there is and will continue to be intense competition for qualified personnel in this industry.

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

We derive a significant portion of our revenues from sources outside the United States. In 2006, 2005, and 2004, approximately 28%, 23%, and 22%, respectively, of our net sales were derived from sales outside the United States. We expect international sales will continue to represent a significant percentage of our total sales. We sell our products in Europe, Japan, Turkey, Saudi Arabia and China, among others. While we attempt to mitigate risks associated with international sales, as a result of the significant portion of our revenues derived from such international sales, we are subject to associated risks, including:

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

We have sold and may continue to sell, with a license, our products into countries that are under embargo by the United States and as a result have incurred and may continue to incur significant legal, consulting and accounting fees and may place our reputation at risk.

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

Sales of our products into Iran were under investigation by the United States Department of Treasury and the Department of Commerce and continues to be under investigation by the Securities and Exchange Commission, and we cannot assure you that such investigation will not result in significant fines or penalties that could have a material adverse effect on the Company’s business, financial condition, prospects, or results of operations.

The United States Department of Treasury and Department of Commerce have concluded an investigation into certain sales of our products into Iran. In addition, the Commission is conducting an informal inquiry to determine whether there have been violations of certain provisions of the federal securities laws in connection with financial and accounting reporting, including relating to disclosures the Company made in its Form 8-K filed with the Commission on August 12, 2005 regarding the ongoing government investigation of sales by the Company of its products into Iran. We are cooperating fully with the federal government in connection with these matters. We closed out the Department of Commerce investigation in the fourth quarter of 2006.

Based on the Company’s investigation of these matters to date, management believes that a limited number of the Company’s heart monitor systems were distributed to medical facilities in Iran without United States governmental authorization. We believe the aggregate revenues generated by these transactions were not material to the Company’s cumulative financial results during the period in which the transactions occurred. At this time, we do not have a license to sell products in Iran and have not entered into any agreements with distributors to distribute our products in Iran. We have incurred legal, consulting and accounting expenses associated with the investigations by the United States Department of the Treasury, Department of Commerce and the Commission, amounting to $911,000 in the third quarter of 2005 and $519,000 in the fourth quarter of 2005. In 2006, we have incurred $210,000 associated with these investigations and negotiations. In the fourth quarter of 2006, the Company made a settlement offer to Treasury, which orally indicated the maximum penalty would be $44,000 with no restrictions on commercial export activities. We have received a settlement agreement from Treasury in which the penalty is $33,000 and includes certain other requirements. The Company executed the agreement, paid the fine and forwarded it to Treasury. This issue is deemed to be closed. We cannot assure you that the ongoing informal inquiry by the Commission will not result in significant costs, fines or penalties that could have a material adverse effect on our business, financial condition, prospects, or results of operations. See “Item 3. Legal Proceedings” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information regarding these investigations and their effects on us.

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

We face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the Commission, the Public Company Accounting Oversight Board and NASDAQ. These laws, rules and regulations continue to evolve and may become increasingly stringent in the future and we expect that our legal and financial compliance costs will increase. We also expect that these new requirements may make it more difficult and expensive for us to obtain director and officer liability insurance. In particular, we will be required to include the management report on internal control as part of our annual report for the year ended December 31, 2007, pursuant to Section 404 of the Sarbanes-Oxley Act. We are in the process of evaluating and implementing our internal controls structure to provide reasonable assurance that our public disclosure would be accurate and complete and to help ensure that we will be able to comply with Section 404 of the Sarbanes-Oxley Act. However, due to the inherent limitations of control systems, we cannot assure you that we will be able to fully comply with these laws, rules and regulations. Our failure to comply with these laws, rules and regulations may materially adversely affect our reputation, our financial condition and the value of our securities.

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

As a result of our prior private placement financings, we have shareholders who hold a large percentage of our outstanding shares of common stock. David A. Jenkins, Chairman of our Board of Directors, beneficially owns, either directly or indirectly through entities in which he has ownership, approximately 3,162,000 shares of our common stock, or 10% of the outstanding shares of our common stock, assuming currently exercisable warrants held directly or indirectly by him are fully exercised. Abhijeet Lele, one of our directors, beneficially owns, either directly or indirectly through limited partnerships of which he has management control, approximately 2,622,000 shares of our common stock, or 9% of the outstanding shares of our common stock, assuming currently exercisable warrants held directly or indirectly by him are fully exercised. To the extent that these shareholders exercise their voting rights in concert, they may have the ability to appoint new management and to control the outcome of matters submitted to a vote of the holders of our common stock. In addition, because our certificate of incorporation does not provide for cumulative voting with respect to election of directors, these shareholders and their affiliates may be able to control the election of members of our Board of Directors. The interests of these equity holders may at times conflict with the interests of our other shareholders.

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

Sales of our common stock in the public market, or the perception that such sales could occur, could result in a drop in the market price of our securities and make it more difficult for us to complete future equity financings. We have outstanding the following shares of common stock:

•	Approximately 30,365,000 shares of common stock are either freely tradable in the public markets or are eligible for sale in the public markets.

•

As of March 28, 2007, there is an aggregate of approximately 3,386,000 shares of common stock that may be issued on the exercise of outstanding stock options granted under our 1995 Long Term Incentive Plan, our 1995 Director Option Plan, our 2002 Stock Option Plan, our 2006 Stock Option Plan, our 2006 Director Plan, and other agreements pursuant to which nonqualified options were granted at a weighted average exercise price of $2.25 per share.

•	As of March 28, 2007, there is an aggregate of approximately 338,000 shares of common stock that may be issued on the exercise of outstanding warrants.

•

We have in effect a registration statement under the Securities Act registering approximately 505,000 shares of our common stock which may be issued upon conversion of our secured convertible note issued by us to Laurus Master Fund, Ltd.

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

In the event of a change in control of our company, the vesting of all options granted pursuant to our 1995 Long Term Incentive Plan, 1995 Director Option Plan, 2002 Stock Option Plan, 2006 Stock Option Plan, 2006 Director Plan and other agreements accelerate immediately prior to such change in control. Currently, approximately 1,294,000 shares are issuable upon the exercise of vested options and approximately 2,092,000 shares are issuable upon the exercise of unvested options granted pursuant to these plans and agreements.

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

This facility also houses administration, engineering, catheter research and development and warehousing. We also lease an additional 5,000 square feet of space adjacent to our West Berlin, New Jersey facility for customer service, research and development and warehousing at approximately $3,400 per month. At December 31, 2006, the facility owned by us in West Berlin was encumbered by a mortgage securing a convertible note issued by us in a financing transaction.

EP MedSystems UK Ltd. has an office in Kent, England under a lease for approximately 400 square feet on a month-to-month basis with a six month notification of termination. The lease provides for monthly rental payments of U.S. $1,100. We also lease storage space in the UK on a month-to-month lease with rental payments of $700. In addition, EP MedSystems France S.A.R.L. leases 400 square feet of office and storage space in Aix en Provence, France. The lease provides for monthly rental payments of U.S. $1,100. Lastly, we lease office space in Oss, in the Netherlands at approximately U.S. $1,300 per month. All of our leases are subject to yearly CPI increases.

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

Separately, the Audit Committee of the Company’s Board of Directors conducted an independent investigation into these matters and retained outside counsel to assist it. In the third quarter of 2005, the Company incurred approximately $911,000 in legal, consulting and accounting expenses associated with the governmental and Audit Committee investigations. Additional amounts in the third quarter over previously estimated costs were associated with the additional resource requirement for the Commission’s inquiry, additional document review, additional interviews and the termination of Reinhard Schmidt, our former President, Chief Executive Officer and Chief Operating Officer. In the fourth quarter of 2005, the Company incurred $474,000 in legal, consulting and accounting expenses associated with the governmental and Audit Committee investigations and $45,000 associated with the Company’s defense and negotiations with the government. For the year ended December 31, 2006, the Company incurred approximately $210,000 in connection with negotiations with various governmental entities. Management cannot predict whether such fees and other expenses will be significantly higher as these costs, as well as possible additional penalties and fines, as more fully described below, are not completely estimable at this time.

Violations of applicable law may result in civil, administrative or criminal fines or penalties, but due primarily to the ongoing nature of the investigations referred to above, it is not possible at this time to predict the outcome of these investigations or the impact of costs of ultimately resolving this matter on our results of operations or financial condition. However, any fees or expenses or any fines or penalties which might be incurred by the Company in connection with these matters may have a material impact on the Company’s results of operations and financial condition. The Company has made no provision for any future costs associated with the investigations or any costs associated with the Company’s defense or negotiations with the various governmental entities to resolve these outstanding issues. In November 2005, the Company met with various governmental agencies to review the results of the investigation. Since that time there have been numerous conversations and meetings with various governmental agencies with which we have been cooperating fully.

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

On July 20, 2006, the Company received a proposed charging letter stating that the Department of Commerce has reason to believe that the Company violated export control regulations arising out of sales between October 1999 and January 2004 of cardiac equipment to end-users in Iran without the required U.S. Government authorization, and that the disclosures made by the Company and certified by Reinhard Schmidt, then the Company’s Chief Executive Officer, regarding these transactions in October and November 2003 were false and misleading. The proposed charging letter set forth possible administrative sanctions which may be imposed, which include civil penalties of up to $407,000, denial of export privileges and/or exclusion from practice before the Department of Commerce. The Company has signed a settlement agreement to settle this matter prior to issuance of a formal charging letter with the payment of $244,000 in civil penalties, which was accrued at September 30, 2006 and paid in the fourth quarter of 2006, with no restrictions on commercial or export activities. The Company had accrued $345,000 as of June 30, 2006 based on the proposed charging letter at that time.

In the fourth quarter of 2006, the Company made a settlement offer to Treasury, which orally indicated the maximum penalty would be $44,000 with no restrictions on commercial or export activities. We have received a settlement agreement from Treasury in which the penalty is $33,000. The agreement included certain other requirements. The Company has executed the agreement, forwarded it to Treasury and paid the fine. This issue is deemed to be closed. However, we cannot assure that the ongoing informal inquiry by the Commission will not result in other significant costs, fines or penalties that could, in the aggregate, have a material adverse effect on our business, financial condition, prospects or results of operations. The Company has made no provision for any future costs associated with these investigations or any costs associated with the Company’s defense or negotiations with the Commission to resolve this final outstanding issue.

Item 4.	Submission of Matters to a Vote of Security Holders.

We held our Annual Meeting of Shareholders on December 21, 2006. The following were the matters voted upon at the meeting:

1. Election of Directors.

Paul Ray and David I Bruce were elected to serve as directors at the Annual Meeting. The number of votes cast for and withheld from the directors are as follows:

	Number of Votes
	For	Against	Withheld	Abstentions	Broker Non-Votes
Paul Ray	16,082,521	—	622,501	—	—
David I. Bruce	15,898,590	—	806,432	—	—

David A. Jenkins, Richard Williams and Abhijeet Lele continued as directors after the meeting.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Market Information

Our common stock is listed and traded on the NASDAQ Capital Market.

The following table sets forth the high and low sale prices for our common stock for the periods indicated.

Period	High	Low
2005
First Quarter	$3.82	$2.99
Second Quarter	$3.30	$2.49
Third Quarter	$3.62	$2.60
Fourth Quarter	$3.04	$2.28

2006
First Quarter	$2.87	$2.43
Second Quarter	$2.72	$1.72
Third Quarter	$1.80	$1.29
Fourth Quarter	$1.66	$1.12

Holders

As of March 28, 2007, there were approximately 60 registered holders of record of our common stock. This number excludes individual shareholders holding stock under nominee security position listings because many of such shares are held by brokers and other institutions on behalf of shareholders. As a result, we are unable to estimate the total number of shareholders represented by these record holders, but we believe that the amount is in excess of 400.

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

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG EP MEDSYSTEMS, INC RUSSELL 3000 INDEX AND NASDAQ MARKET INDEX

COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE

COMPANIES, PEER GROUPS, INDUSTRY INDEXES AND/OR BROAD MARKETS

	FISCAL YEAR ENDING
COMPANY/INDEX/MARKET	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/30/2005	12/29/2006
EP Medsystems Inc	100.00	100.00	121.60	150.00	116.40	53.60
Russell 3000 Index	100.00	77.19	99.37	109.39	114.06	129.80
NASDAQ Market Index	100.00	69.75	104.88	113.70	116.19	128.12

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2006, information about outstanding options and rights to purchase our common stock granted to participants in our equity compensation plans and the number of shares of our common stock remaining available for issuance under such equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity compensation Plans (Excluding Securities Reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	2,431,208	$2.42	1,437,000
Equity compensation plans not approved by security holders (2)	955,000	$1.81	—

Total	3,386,208	$2.25	1,437,000

(1)	Consists of our (i) 1995 Long Term Incentive Plan, (ii) 1995 Director Option Plan, (iii) 2002 Stock Option Plan, (iv) 2006 Stock Option Plan, and (v) 2006 Directors Stock Option Plan.
(2)	These compensation plans or arrangements consist of options approved by our Board of Directors and granted to certain employees, directors and outside consultants from time to time to incentivize such persons in connection with our business.

Sales of Unregistered Securities

On December 12, 2006, we granted Matthew C. Hill, our Chief Financial Officer, an incentive stock option to purchase 30,000 shares of common stock pursuant to the 2006 Stock Option Plan at an exercise price of $1.22 per share. The options vest over 5 years, subject to acceleration upon a change of control (as defined) of our company, and have a term of 10 years.

On December 12, 2006, we granted C. Bryan Byrd, our Vice President, Engineering and Manufacturing, an incentive stock option to purchase 30,000 shares of common stock pursuant to the 2006 Stock Option Plan at an exercise price of $1.22 per share. The options vest over 5 years, subject to acceleration upon a change of control (as defined) of our company, and have a term of 10 years.

On August 16, 2006, upon the start of his employment as our President and CEO, we granted David I. Bruce the following options:

Plan	Date	Number of Options	Exercise Price
2002 Plan	August 16, 2006	50,000	$1.44
2006 Plan	August 16, 2006	250,000	$1.44
Nonqualified plan	August 16, 2006	500,000	$1.44

The options vest over 5 years, subject to acceleration upon a change of control (as defined) of our company, and have a term of 10 years.

In addition, we granted Mr. Bruce an nonqualified stock option to purchase 200,000 shares of common stock pursuant to a separate agreement at an exercise price of $1.34. The options vest over 2 years associated with meeting operating goals for our company. The options have a term of 10 years.

On March 27, 2006, we completed a $10,000,000 private placement of our common stock to a number of accredited investors. We issued 3.78 million shares of our common stock at a purchase price of $2.25 per share. In addition, FatBoy Capital, LP purchased approximately 617,000 shares of common stock at a price of $2.43 per share in accordance with NASDAQ marketplace rules. David Jenkins, our Chairman is a managing member of FatBoy Capital’s general partner.

On January 7, 2007, in connection with his appointment to the Board of Directors, we granted Gerard Michel an incentive stock option to purchase 60,000 shares of common stock pursuant to the 2006 Director Plan at an exercise price of $1.43. The options vest monthly over 5 years subject to acceleration upon change of control (as defined) of our company and have a term of 10 years.

All other information required by this Item 5 may be found under the sections captioned “Executive Compensation” and “Related Matters” in our Proxy Statement for our Annual Meeting of Stockholders which is expected to be mailed to shareholders on or around May 20, 2007, which is incorporated herein by reference.

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

Statement of Operations Data:

	Year ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except share information)
Revenues:
Net sales	$15,558	$16,669	$16,368	$10,003	$12,420
Cost of revenues:
Cost of products sold	6,125	6,420	6,663	4,763	5,708

Gross Profit	9,433	10,249	9,705	5,240	6,712
Sales and marketing expenses	9,683	8,485	8,346	5,563	4,975
Research and development expenses	2,738	2,374	2,470	2,566	3,289
General and administrative expenses	3,737	5,397	3,034	2,566	2,604
Offering costs	—	—	—	—	1,119
Mortgage conversion expense	—	—	—	222	—

Loss from operations	(6,725)	(6,007)	(4,145)	(5,677)	(5,275)
Interest expense	(258)	(256)	(210)	(485)	(231)
Debt conversion interest expense	—	—	(582)	(1,000)	—
Change in valuation of warrants	—	—	—	(211)	—
Interest and other income	419	200	66	26	20

Loss before income tax benefit	(6,564)	(6,063)	(4,871)	(7,347)	(5,486)
Income tax benefit	87	290	461	398	438

Net loss	$(6,477)	$(5,773)	$(4,410)	$(6,949)	$(5,048)
Basic and diluted loss per share	$(.22)	$(.22)	$(.19)	$(.38)	$(.34)

Weighted average number of shares outstanding	29,330	25,802	23,515	18,378	14,849

	December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Balance Sheet Data (at end of period):
Working capital	$12,033	$7,758	$12,756	$12,543	$3,860
Intangible assets, net	$529	$532	$500	$355	$358
Total assets	$18,311	$15,131	$20,003	$21,661	$10,928
Long-term debt, including current maturities	$1,990	$1,980	$1,959	$5,647	$3,950
Stockholders’ equity	$12,189	$8,353	$13,351	$11,626	$1,703

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We were incorporated in January 1993 and operate in a single industry segment. We develop, manufacture, market and sell a line of products for the cardiac rhythm management, or electrophysiology (EP), market used to diagnose, monitor, visualize and treat irregular heartbeats known as arrhythmias. Since our inception, we have acquired technology and marketing rights, have developed new products and have begun marketing various electrophysiology products, including our EP-WorkMate system computerized electrophysiology workstation, the MapMate navigation mapping integration with Biosense Websters’ CARTO system, our EP-4 Computerized Cardiac Stimulator, diagnostic electrophysiology catheters (including our unique one-piece catheter), ViewMate II intracardiac ultrasound catheter system and related disposable supplies and our ALERT System (including the ALERT Companion II and ALERT family of internal cardioversion catheters).

Our core diagnostic product is the EP-WorkMate system, a computerized electrophysiology workstation that monitors displays and stores cardiac electrical activity and arrhythmia data. The EP-WorkMate system offers, among other features, display and storage of up to 192 intracardiac signals, real-time diagnosis, analysis and integration with our own proprietary systems, such as our EP-4 Stimulator, as well as with those of market leaders, such as Biosense Websters’ CARTO mapping navigation system, Philips Medical Systems’ Allura x-ray system and with other technologies and systems. We also are integrated with Boston Scientific Corporations RPM navigation system. Due to lack of support for this product by Boston Scientific, this will not be a significant contribution to our revenue in the future. The EP-4 Stimulator is a computerized signal generator and processor which, when integrated with the EP-WorkMate system, is used to stimulate the heart with electrical impulses in order to locate arrhythmia. During 2006, the EP-WorkMate system, stand alone or integrated and the EP-4 Stimulator accounted for approximately 85% of our total sales. We also market a line of diagnostic electrophysiology catheters for stimulation and sensing of electrical signals during electrophysiology studies, which represented approximately 2% of our total sales revenues in 2006.

We have also developed the ViewMate intracardiac echo catheter system including the ViewMate ultrasound imaging console and ViewFlex intracardiac imaging catheters. These products offer high-resolution, real-time ultrasound capability designed to improve a physician’s or clinician’s ability to visualize inside the chambers of the heart. We believe the ViewMate Ultrasound System may play an important role for a broad range of potential applications in electrophysiology and cardiology. Sales of the ViewMate system and related ViewFlex catheters accounted for approximately 9% of our total sales revenues in 2006. In January 2007, we announced the new ViewMate II ultrasound system based on Philips Medical Systems’ HDII XE platform. Philips will OEM the product to be sold under our proprietary name ViewMate II. As part of the joint development and distribution agreement, Philips may offer the ICE option to its customers on the HDII XE ultrasound system, providing an additional sales channel for our ViewFlex catheters.

We have also developed a product for the treatment of atrial fibrillation known as the ALERT System, which uses a patented electrode catheter to deliver measured, variable, low-energy electrical impulses directly to the inside of the heart to convert atrial fibrillation to a normal heart rhythm. We have obtained Class III Design Examination Certification from a European Notified Body allowing us to label the ALERT System with a CE Mark, an international symbol of adherence to quality assurance standards, design reviews and hazard analysis, which permits us to sell the ALERT System in the European Community. Sales of the ALERT System and related catheters accounted for approximately 4% of our total sales revenues in 2006. Due to limited resources and the potential of our other products, we will continue to service our installed base, but will not expend significant company resources on this product line at this time.

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

General

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Judgments and assessments of uncertainties are required in applying the Company’s accounting policies in the valuation of accounts receivable, valuation of inventory, valuation of goodwill intangibles, and other long-term assets, income taxes and share-based compensation. The Company bases its judgments and estimates on historical experience and other assumptions that it believes are reasonable. Although these estimates are based upon management’s knowledge of current events, the estimates may ultimately differ from actual results.

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

We have three sales channels: Direct sales to customers, sales to independent distributors, and sales to alliance partners. Our products do not require “installation” in the traditional sense, but the EP-WorkMate system does require a set up. For distributors, the distributor is responsible for all set-up of all electronic hardware products, and we have no obligation after shipment of products to the distributors. For direct sales, while the customer can perform the set-up on its own, EP Med personnel generally will assist customers in this process. The set-up process, which takes approximately 1-2 hours to complete, is usually performed shortly after shipment and primarily consists of assembling the workstation cart and plugging in the monitors, printer, isolation transformer, and the EP-4 Stimulator to the main computer. This process does not impact our standard payment terms. For sales to distributors, payment terms are defined in the distributor agreements as 100% of the purchase price being due 30 to 60 days after shipment. For direct sales, payment terms are agreed in advance of the sale and generally require a 50% deposit prior to shipment, with the balance due 30 to 60 days after shipment.

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

Valuation of Accounts Receivable

We continuously monitor customers’ balances, collections and payments, and maintain a provision for estimated credit losses based upon our historical experience, changes in the financial condition of our customers, and any specific customer collection issues that we have identified. As these factors change, our allowance for doubtful accounts may change in subsequent accounting periods. In addition, due to the significant average selling price of our equipment, any single write-off of a customer balance could be substantial. We may request letters of credit from our customers when we believe that there is a significant risk of credit loss. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.

Valuation of Inventory

We value our inventory at the lower of cost or market, with cost being determined on a first-in, first-out basis. We continually monitor our slow-moving items, and establish reserve amounts on a specific identification basis, as necessary. In addition, due to the fact that our business is dependent on the latest computer technology, we continually monitor our inventory and products for obsolescence. If we determine market value to be less than cost, we write down the cost to that value. Additional reserves are sometimes established as a result of lack of marketability or changes in customer consumption patterns. Management’s judgment is necessary in determining the realizable value of those products to arrive at the proper obsolescence reserve. Generally, we do not experience significant writedowns, losses, etc. with the valuation of our inventory; however, these reserves are estimates, which could change significantly, either favorably or unfavorably, depending on market and competitive conditions.

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

Income Taxes

We account for our income taxes under the liability method. Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. We have fully reserved our deferred tax asset given our past history of operating losses.

Accounting for Stock-Based Compensation.

We had elected to measure our stock-based compensation expense relating to grants to employees under our stock option plans using the intrinsic value method. Under this method, we record no compensation expense when we grant stock options to employees if the exercise price for a fixed stock option award to an employee is equal to the fair value of the underlying common stock at the date we grant the stock option.

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

We used the “modified prospective method” and therefore did not restate prior period results. Under the modified prospective method, awards granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123R. Unvested equity-classified awards that were granted prior to the effective date should continue to be accounted for in accordance with SFAS 123 except that amounts must be recognized in the consolidated statements of income. We have not accelerated or modified the existing stock option plans to eliminate the recording of stock option expense as required by SFAS No. 123R.

The unrecognized compensation expense associated with unvested stock options was approximately $2,247,000 as of December 31, 2006, which will be amortized over an average period of approximately 5 years. Our 2007 fiscal results are expected to include approximately $853,000 of additional pre-tax compensation expense as a result of the adoption of SFAS No. 123R.

Results of Operations.

Results of Operation for the Fiscal Year Ended December 31, 2006 Compared to the Fiscal Year Ended December 31, 2005

We had net sales of $15,558,000 for the year ended December 31, 2006, as compared to $16,669,000 for the year ended December 31, 2006. This $1,111,000 (or 6.7%) decrease was primarily due to lower sales of our EP-WorkMate system with Boston Scientific Corporation’s RPM Navigation system which has become less competitive due to a lack of support from Boston Scientific for this product line. We realized higher sales of our EP-WorkMate system product line, but we are not closing higher priced combination systems as we did in 2005. Our sales of consumable products were up 9% over the same period last year. Sales of ALERT catheters were flat as we are not actively recruiting new placements. However, sales of ViewFlex ultrasound catheters increased 23% over the same period in 2005. Sales in the United States were down 13% over the same period in 2005. Sales in Asia were essentially unchanged year over year. Sales in Europe increased 32% due to strong sales in the last 9 months of the year by our distributors in the region and our representative in France.

Gross profit on sales for the year ended December 31, 2006 was $9,433,000 as compared with $10,249,000 for the same period in 2005. Gross profit as a percentage of sales was relatively flat at 61%. Gross profit for the year ended December 31, 2006 was impacted by certain write-downs of inventory of approximately $411,000 as the Company assessed the market valuation and obsolescence of certain items in inventory.

Sales and marketing expenses increased $1,198,000 (or 14%) to $9,683,000 for the year ended December 31, 2006 as compared to the same period in 2005. Of this increase, our clinical affairs department accounted for approximately $296,000 of the increase in symposia costs, share-based compensation for our senior medical advisor and clinical fees associated with the Company’s ICE CHIP study. We completed phase I of the ICE CHIP study in July of 2006 and after data analysis we will determine whether to begin enrollment in phase II in the middle of 2007, depending on the results. We are also in the initial phase of a second clinical trial to support additional applications of our ViewMate II cardiac ultrasound catheter system. We incurred an additional $500,000 in compensation costs of which $344,000 was share-based compensation associated with the adoption of FAS 123R. The balance of the compensation costs was for additional head count. In connection with the increased headcount, we had $50,000 in additional travel costs as well.

General and administrative expenses decreased $1,660,000 (or 31%) to $3,737,000 for the year ended December 31, 2006 as compared to the same period in 2005. The decrease in general and administrative expenses was due to a number of factors. There was a decrease in our legal costs of $1,696,000 as a result of what we anticipate is the completion of a significant portion of the legal work associated with our receipt of the Administrative Subpoena and the investigation by the Department of Commerce and other governmental entitles described more fully in Note 16 of the Consolidated Financial Statements included in this Annual Report on Form 10-K. We incurred approximately $1,430,000 of legal, consulting and accounting expenses in the third and fourth quarters of 2005 associated with our response to these governmental investigations. These expenses were primarily attributable to our Audit Committee investigation, our negotiations with the government and the termination of Reinhard Schmidt, our former President and Chief Executive Officer. Although we are unable to estimate the amount of additional legal expenses we may be required to incur to resolve these governmental investigations and inquiries, we have incurred approximately $210,000 of legal and other fees and expenses in connection with these matters for the year ended December 31, 2006. We believe that additional legal and other costs and expenses through the remainder of 2007 may be significant as we work to resolve these matters and continue to implement control procedures designed to prevent our products or services from being provided to customers in any foreign countries in violation of applicable law. With respect to this matter, we have signed a settlement agreement with the Department of Commerce and recorded an expense of $244,000 associated with the expected fines and penalties with no restrictions on commercial or export activities. Notwithstanding the agreement as to settlement terms with the Commerce Department, the investigations by the U.S. Treasury Department and the Securities and Exchange Commission have not been closed, and could result in findings that we violated applicable law resulting in additional civil, administrative or criminal fines or penalties. In November 2006, the Treasury Department has orally indicated to the Company the maximum penalty the Department would be seeking is $44,000 with no restrictions on commercial or export activities. We have received a settlement agreement from Treasury, in which the penalty was $33,000. The agreement also had certain other requirements. The Company has executed the agreement, paid the fine and forwarded it to the Treasury. This issue is deemed to be closed. We cannot assure you that the ongoing investigations by the Commission or the U.S. Treasury Department will not result in other significant costs, fines or penalties that could, in the aggregate, have a material adverse effect on our business, financial condition, prospects or results of operations. The Company has made no provision for any future costs associated with these investigations or any costs associated with the Company’s defense or negotiations with the various governmental entities to resolve these outstanding issues.

Notwithstanding the penalties accrued, we had a decrease in non-cash expenses of $568,000 as a result of fluctuations in foreign currency and a decrease of consulting fees of $129,000 associated with our planned compliance with Section 404 of Sarbanes-Oxley. In addition, there were lower deferred financing fees associated with lower conversions of the Laurus Convertible Note. We had higher compensation costs of $588,000 primarily associated with share-based compensation costs of $460,000. There was a decrease of $143,000 in other costs associated with the above mentioned investigations.

Research and development expenses increased $364,000 (or 15%) to $2,738,000 for the year ended December 31, 2006 as compared to the same period in 2005. The increase was due to an increase of $260,000 in salaries, benefits and recruiter fees associated with additional headcount in the research and development and quality departments, including $102,000 related to share-based compensation. There was also an increase in destructive testing costs of $77,000 associated with the ViewFlex™ catheter product. We believe these testing costs will continue into the second quarter of 2007 as we manage changes to the catheter to improve the supply. These costs were offset by a reduction in project costs. Costs for research and development can fluctuate on a quarter-by-quarter basis depending on the status of projects and intellectual property strategies.

Interest expense increased $2,000 to $258,000 for the year ended December 31, 2006, as compared to the same period in 2005. This increase in interest expense is a result of higher interest rates in 2006 offset by a decrease in the beneficial conversion feature and decrease in the accretion of debt discount as a result of the conversion of debt to equity related to the convertible note issued to Laurus. Interest and other income increased $219,000 to $420,000 primarily due to higher cash balances and higher interest rates.

Results of Operations for the Fiscal Year Ended December 31, 2005 Compared to the Fiscal Year Ended December 31, 2004

We had net sales of $16,669,000 for the year ended December 31, 2005 as compared to $16,369,000 for the year ended December 31, 2004. This $300,000 (or 2%) increase was primarily due to a $665,000 increase in sales of our ViewMate® and its ViewFlex™ catheter as we are building our installed base of the units and driving utilization of the catheters, a $356,000 increase in sales of EP-WorkMate systems® and upgrades and $339,000 increase in parts and warranty contract revenue. The increase in sales of these products in 2005 was offset primarily by approximately $900,000 in lower sales of the WorkMate® integrated with RPM™ and lower sales of our diagnostic catheter products. We had an $829,000 increase in sales in Asia, with the renewed relationship with our Japanese distributor, which was offset by a decrease in sales in Europe. Sales in Europe may have been impacted by the termination of our European Sales Manager and the termination of certain distributor relationships.

Gross profit on sales for the year ended December 31, 2005 was $10,249,000 as compared with $9,706,000 for the same period in 2004. This increase in gross profit as a percentage of sales from 59% to 61% was primarily the result of the regional sales mix in 2005. Sales were lower in Europe where overall margins are lower.

Sales and marketing expenses increased $139,000 (or 2%) to $8,485,000 for the year ended December 31, 2005 as compared to the same period in 2004. This increase was a result of higher compensation and travel costs as a result of additional headcount for the clinical affairs department, marketing department and field applications department of $499,000. There were also additional consulting costs of $85,000 associated with options to purchase our common stock provided to our Senior Medical Advisor. These costs were offset by lower convention expenses of $113,000 as we worked with our strategic partners in the management and attendance at certain conventions. In addition, through better management of customer and demo shipments we experienced a reduction of freight cost of $118,000. We also experienced higher depreciation expense associated with upgrading our demo equipment offset by a reduction of royalty expense associated with lower sales of WorkMate® system integrated with RPM™.

General and administrative expenses increased $2,363,000 (78%) to $5,397,000 for the year ended December 31, 2005 as compared to the same period in 2004. This increase was primarily due to an increase in our legal costs of $1,814,000, which were primarily associated with governmental investigations and inquiries relating to the sale and/or export of our products to Iran and Syria. We incurred approximately $1,430,000 of legal, consulting and accounting expenses in the third and fourth quarters of 2005 associated with our response to these governmental investigations. These expenses were primarily attributable to our Audit Committee investigation, our negotiations with the government and the termination of Reinhard Schmidt, our former President and Chief Executive Officer. Although we are unable to estimate the amount of additional legal expenses we may be required to incur to resolve these governmental investigations and inquiries, we have incurred approximately $114,000 of legal and other fees and expenses in connection with these matters through February 28, 2006. In addition, we may be required to make substantial payments for fines, penalties or settlements in connection with the resolution of these matters. Any of such expenses or payments could have a material adverse effect on our results of operations and financial condition. In addition to increased legal costs, we incurred higher Board of Directors compensation costs in connection with the independent investigation of approximately $100,000. We also had an increase in non-cash expenses of $393,000 as a result of fluctuations in foreign currency. Expenses in connection with being a public company increased significantly in the first half of 2005 as we incurred an additional $158,000 in consulting costs primarily as a result of our efforts to comply with Section 404 of Sarbanes-Oxley. We expect to incur additional costs in our efforts to comply with the requirements of Sarbanes-Oxley in the future, which costs may vary depending on changes to compliance requirements. These cost increases were offset by a decrease in business insurance costs of $92,000.

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

Liquidity and Capital Resources

Since our incorporation in January 1993, our expenses have exceeded sales, resulting in an accumulated deficit of approximately $54.8 million at December 31, 2006 and approximately $48.3 million at December 31, 2005.

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

In May of 2004, we engaged a physician as a consultant to head our clinical affairs department as senior medical advisor. In connection with that agreement, we issued 10,000 shares of our common stock to the physician and granted the physician an option to purchase 10,000 shares of the common stock which vests three years from the date of grant. Also in connection with the agreement, we granted the physician an option to purchase 40,000 shares of our common stock which vests in equal installments over three years. The exercise price of each of the options was the fair market value of our common stock on the date of the grant. The transactions were accounted for in accordance with Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The fair value was measured using the Black-Scholes option pricing model under Statement of Financial Accounting Standard No. 123 using the following assumptions for each grant as follows: risk free rate: 3.07%, 10 year life, and a volatility percentage of 83.86%.

During 2005, three additional options to purchase shares of our common stock were issued to this senior medical advisor in the amounts of 40,000, 40,000 and 100,000 shares of common stock respectively, on which the exercise price of the options was the fair market value of our common stock on the date of the grant. With respect to the two 40,000 option issuances, they vest in equal installments over three years and we expensed $171,000 representing the fair value of the options measured using the Black-Scholes option pricing model for each grant as follows: risk free rate of 3.77% and 4.33%; 10 year live, and volatility percentage of 77.98% and 81.1%. The issuance of an option in the amount of 100,000 shares of our common stock did not meet the criteria for expensing in 2005. In the first quarter of 2006, the consultant’s performance obligation in connection with these options was fulfilled and we recorded an expense of $196,480, valued using the Black-Scholes option pricing model for each grant as follows: risk free rate of 4.82%, 10 year life, and volatility percentage of 84.23%.

On March 27, 2006, we completed a $10,000,000 private placement of its common stock to a number of accredited investors. We issued 3.78 million shares of its common stock at a purchase price of $2.25 per share. In addition, FatBoy Capital, LP purchased approximately 617,000 shares of common stock at a price of $2.43 per share in accordance with NASDAQ marketplace rules. David Jenkins, the Company’s Chairman is a managing member of FatBoy Capital’s general partner. In connection with this transaction, certain anti-dilution provisions of the Laurus Convertible Note resulted in a reduction of the conversion price of that note from $4.20 to $3.96.

Operating and Investing Activities

Net cash used in operating activities for the year ended December 31, 2006 increased by $2,169,000 to $6,623,000 as compared to the same period in 2005. The increase in our net use of cash in operations during 2006 was due to the increase in our net loss and accounts receivables and was partially offset by a $923,000 in share-based compensation associated with the adoption of SFAS 123R. Capital expenditures were $194,000 for the year ended December 31, 2006 as compared to $201,000 and $308,000 in 2005 and 2004, respectively. We expect to purchase capital equipment in 2007 as we grow. We lease office space and certain office equipment under operating leases.

Assets increased by $3,180,000 from $15,131,000 at December 31, 2005 to $18,311,000 at December 31, 2006. The change in assets was due to a number of factors. Cash and cash equivalents increased by $2,563,000 from primarily associated with private placement in March 2006. In addition there was a $1,436,000 increase in accounts receivable. The increase in assets was offset by lower inventory associated with the write-down certain products, lower fixed assets, and lower other assets as a results of the amortization of costs associated with our convertible debt.

Liabilities decreased approximately $656,000 from $6,779,000 at December 31, 2005 to $6,123,000 at December 31, 2006. The decrease in liabilities was primarily associated with a $690,000 decrease in accounts payable. The 2005 payables included a significant amount of payables pertaining to internal investigations.

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

We have a history of operating losses and we expect to continue to incur operating losses in the near future as we continue to expend substantial funds for research and development, increased manufacturing activity, expansion of sales and legal and other costs associated with the various government investigations. The amount and timing of future losses will depend upon, among other things, volume of sales of our existing products, market acceptance of the ultrasound products, and developmental, regulatory and market success of new products under development, as well as our ability to establish, preserve and enforce intellectual property rights related to our products and favorable resolution of the various government investigations. There can be no assurance that any of our development projects will be successful or that if development is successful, the products will generate any sales or that material cost, or in the case of the government investigations, material fines and possible civil or criminal penalties will not be imposed. Based upon our current plans and projections, we believe that our existing capital resources will be sufficient to meet our anticipated capital needs through the end of the fourth quarter of 2007.

We incurred approximately $1,430,000 of legal, consulting and accounting expenses in the third and fourth quarters of 2005 associated with our response to governmental investigations and inquiries relating to certain sales of our products into Iran and Syria and certain financial and accounting reporting matters. See Item 3. “Legal Matters.” Although we are unable to estimate the amount of additional legal expenses we may be required to incur to resolve these governmental investigations and inquiries, in 2006 we have incurred approximately $210,000 of legal and other fees and expenses in connection with these matters. We believe that additional legal and other costs and expenses through the remainder of 2007 may be significant as we work to resolve these matters and continue to implement control procedures designed to prevent our products or services from being provided to customers in any foreign countries in violation of applicable law. In addition, we may be required to make substantial payments for fines, penalties or settlements in connection with the resolution of these matters. Any of such expenses or payments could have a material adverse effect on our liquidity and capital resources.

Off-Balance Sheet Arrangements

As of December 31, 2006, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Summary of Contractual Obligations

The following table summarizes our contractual cash obligations at December 31, 2006, and the effects such obligations are expected to have on liquidity and cash flow in future periods. We do not have any other commercial commitments.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-Term Debt (1)	$2,000,000	$0	$2,000,000	$0	$0
Operating Lease Obligations	$191,000	$115,000	$76,000	$0	$0
Other Long Term Obligations (2)	$0	$0	$0	$0	$0

Total Contractual Cash Obligations	$2,191,000	$115,000	$2,076,000	$0	$0

(1)	We are also contractually obligated to pay variable interest on the Long-Term Debt, the principal of which comes due February 2008.

(2)

The Company also has contractual obligations for certain licensing contracts. We have signed a license agreement with Biosense Webster that provides for a license payment on sales of MapMate units. This license is payable upon sales of the units. We also have other license agreements which the Company may terminate unilaterally in the event that the technology is no longer deemed relevant.

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

At December 31, 2006, we had the Laurus Convertible Note outstanding in the approximate amount of $2,000,000. Interest on the Laurus Convertible Note is based on the prime rate. This floating rate debt may lead to additional interest expense if interest rates increase. In addition, interest on the note may be higher if our collateral consistency of eligible accounts receivable and the value of our facility are not in access of the amount of the convertible note. Because management does not believe that our exposure to interest rate market risk is material at this time, we have not developed or implemented a strategy to manage this market risk through the use of derivative financial instruments or otherwise. We will assess the significance of interest rate market risk from time to time and will develop and implement strategies to manage that market risk as appropriate.

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

Our portfolio includes money markets funds and/or government securities. The diversity of our portfolio helps us to achieve our investment objective. As of December 31, 2006, 100% of our investment portfolio matures less than 90 days from the date of purchase. Due to the short-term nature of these investments, we believe that we are not subject to any material market risk exposure, and as a result, the estimated fair value of our cash and cash equivalents approximates their principal amounts. If market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 2006, we estimate that the fair value of investment portfolio would decline by an immaterial amount.

Foreign Currency Risk

Our international revenues were 28%, 23% and 22% of our total revenues for the year ended December 31, 2006, 2005 and 2004, respectively. Our international sales are made through international distributors, our direct sales force and sales to alliance partners, with payments to us typically denominated in United States dollars and the Euro. Approximately 5% of our foreign sales are denominated in the Euro. Management believes that the aggregate impact of foreign currency risk is minimal since a majority of our sales are billed in United States dollars. Our international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors. We do not hedge our foreign currency exposure at present.

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

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

All information required by this Item 10 may be found under the sections entitled Item 1: “Certain Information Concerning Nominees and Continuing Directors,” “Certain Information Concerning Board Meetings and Committees,” “Executive Compensation” and “Related Matters” in our Proxy Statement, which is expected to be mailed to shareholders on or around May 20, 2007, which is incorporated herein by reference.

Item 11.	Executive Compensation.

All information required by this Item 11 is may be found under, in the sections entitled “Executive Compensation,” “Board Compensation,” “Related Matters,” “Report of the Compensation Committee,” and “Miscellaneous” in our Proxy Statement for our Annual Meeting of Stockholders which is expected to be mailed to shareholders on or around May 20, 2007, which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

All information required by this Item 12 may be found under the sections entitled “Executive Compensation,” “Security Ownership of Management and Certain Beneficial Owners” and “Miscellaneous” in our Proxy Statement for our Annual Meeting of Stockholders which is expected to be mailed to shareholders on or around May 20, 2007, which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

All information required by this Item 13 may be found under the section entitled “Certain Relationships and Related Transactions” in our Proxy Statement for our Annual Meeting of Stockholders which is expected to be mailed to shareholders on or around May 20, 2007, which is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

All information required by this Item 14 may be found under the section entitled “Audit and Other Fees Paid to “Independent Auditors” and “Audit Committee Policies and Procedures” in our Proxy Statement for our Annual Meeting of Stockholders which is expected to be mailed to shareholders on or around May 20, 2007, which is incorporated herein by reference.

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

EP MEDSYSTEMS, INC.

By:	/s/ DAVID I. BRUCE
David I. Bruce,
President and Chief Executive Officer

Date: March 30, 2007

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

Signature(s)	Title(s)	Date

/s/ DAVID I. BRUCE David I. Bruce	President, Chief Executive Officer, Director	March 30, 2007

/s/ DAVID A. JENKINS David A. Jenkins	Chairman of the Board of Directors	March 30, 2007

/s/ MATTHEW C. HILL Matthew C. Hill	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2007

/s/ GERARD MICHEL Gerard Michel	Director	March 30, 2007

/s/ RICHARD C. WILLIAMS Richard C. Williams	Director	March 30, 2007

/s/ ABHIJEET LELE Abhijeet Lele	Director	March 30, 2007

INDEX TO FINANCIAL STATEMENTS

EP MEDSYSTEMS, INC. AND SUBSIDIARIES

Report Of Independent Registered Public Accounting Firm

Board of Directors and

Shareholders of EP MedSystems, Inc.

We have audited the accompanying consolidated balance sheets of EP MedSystems, Inc. (a New Jersey corporation) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EP MedSystems, Inc. as of December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company has adopted Financial Accounting Standards Board Statement No. 123(R), Share Based Payments in 2006.

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

/s/ Grant Thornton LLP

Philadelphia, PA

March 21, 2007

EP MEDSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$7,743,239	$5,180,001
Accounts receivable, net of allowance for doubtful accounts of $308,000, and $215,000 as of December 31, 2006 and 2005, respectively	4,808,225	3,372,426
Inventories, net of reserves	2,859,677	3,223,783
Prepaid expenses and other current assets	419,411	408,402

Total current assets	15,830,552	12,184,612
Property, plant and equipment, net	1,937,131	2,289,495
Goodwill	341,730	341,730
Other intangible assets, net	187,081	190,164
Other assets	14,851	125,370

Total assets	$18,311,345	$15,131,371

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	1,531,799	2,221,934
Accrued expenses	1,722,944	1,716,770
Deferred revenue	542,351	487,536

Total current liabilities	3,797,094	4,426,240
Deferred warranty revenue—non-current	335,658	372,309
Secured convertible note, non-current	1,989,760	1,980,198

Total liabilities	$6,122,512	$6,778,747

Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 stated value, 40,000,000 shares authorized, 30,365,236 issued at December 31, 2006 and 25,970,176 shares issued at December 31, 2005, respectively	30,366	25,971
Additional paid-in capital	67,423,769	56,829,190
Accumulated other comprehensive loss	(352,628)	(67,148)
Treasury stock, 50,000 shares at cost	(100,000)	(100,000)
Accumulated deficit	(54,812,674)	(48,335,389)

Total shareholders’ equity	12,188,833	8,352,624

Total liabilities and shareholders’ equity	$18,311,345	$15,131,371

The accompanying notes are an integral part of these statements.

EP MEDSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,

	2006	2005	2004
Net sales	$15,558,085	$16,669,107	$16,368,609
Cost of products sold (1)	6,125,088	6,420,125	6,663,055

Gross profit	9,432,997	10,248,982	9,705,554
Operating costs and expenses:
Sales and marketing expenses (2)	9,683,576	8,485,193	8,346,138
Research and development (3)	2,737,914	2,373,914	2,470,258
General and administrative (4)	3,736,871	5,397,197	3,034,501

Total operating expenses	16,158,361	16,256,304	13,850,897

Loss from operations	(6,725,364)	(6,007,322)	(4,145,343)
Interest expense	(258,308)	(256,458)	(210,068)
Interest expense, debt conversion	—	—	(581,698)
Interest and other income	419,514	200,578	66,368

Loss before income tax benefit	$(6,564,158)	$(6,063,202)	$(4,870,741)
Income tax benefit	86,873	290,128	460,478

Net loss	$(6,477,285)	$(5,773,074)	$(4,410,263)

Basic and diluted net loss per share	$(0.22)	$(0.22)	$(0.19)

Weighted average shares outstanding used to compute basic and diluted loss per share	29,330,452	25,801,729	23,514,846

(1)	Includes share-based compensation expense of $17,046 for the year ended December 31, 2006
(2)	Includes share-based compensation expense of $343,938 for the year ended December 31, 2006
(3)	Includes share-based compensation expense of $101,878 for the year ended December 31, 2006
(4)	Includes share-based compensation expense of $460,483 for the year ended December 31, 2006

The accompanying notes are an integral part of these statements.

EP MEDSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005, 2006

	Common Stock Shares	Common Stock Amount	Preferred Stock Shares	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Total
Balance, December 31, 2003	23,098,179	$23,098	$373,779	$618,161	$49,414,829	$(177,728)	$(100,000)	$(38,152,052)	$11,626,308

Issuance of stock in connection with joint conversion of secured convertible note	694,314	695	—	—	1,744,742	—	—	—	1,745,437
Issuance of stock in connection with exercise of options	85,137	85	—	—	173,641	—	—	—	173,726
Issuance of stock, options and warrants in connection with clinical affairs consulting contracts	10,000	10	—	—	152,799	—	—	—	152,809
Issuance of common stock in private placement, net of offering costs.	1,500,000	1,500	—	—	4,154,031	—	—	—	4,155,531
Acceleration of option vesting in connection with separation agreement	—	—	—	—	10,780	—	—	—	10,780
Foreign currency translation	—	—	—	—	—	(102,854)	—	—	(102,854)
Net loss	—	—	—	—	—	—	—	(4,410,263)	(4,410,263)

Balance, December 30, 2004	25,387,630	$25,388	373,779	$618,161	$55,650,822	$(280,582)	$(100,000)	$(42,562,315)	$13,351,474
Issuance of common stock in connection with conversion of preferred stock	387,946	388	(373,779)	(618,161)	617,773	—	—	—	—
Issuance of common stock in connection with exercise of options	194,600	195	—	—	389,595	—	—	—	389,790
Issuance of options in connection with clinical affairs consulting	—	—	—	—	171,000	—	—	—	171,000
Foreign currency translation	—	—	—	—	—	213,434	—	—	213,434
Net Loss	—	—	—	—	—	—	—	(5,773,074)	(5,773,074)

Balance, December 31, 2005	25,970,176	$25,971	—	—	$56,829,190	$(67,148)	$(100,000)	$(48,335,389)	$8,352,624
Issuance of common stock in connection with private placement, net of offering costs	4,395,060	4,395	—	—	9,474,754	—	—	—	9,479,149
Share-based compensation	—	—	—	—	923,345	—	—	—	923,345
Vesting of options in connection with options issued to consultant	—	—	—	—	196,480	—	—	—	196,480
Foreign currency translation	—	—	—	—	—	(285,480)	—	—	(285,480)
Net Loss	—	—	—	—	—	—	—	(6,477,285)	(6,477,285)

Balance, December 31, 2006	30,365,236	$30,366	—	—	$67,423,769	$(352,628)	$(100,000)	$(54,812,674)	$12,188,833

The accompanying notes are an integral part of these statements.

EP MEDSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2006	2005	2004
Cash flows from operating activities:
Net Loss	$(6,477,285)	$(5,773,074)	$(4,410,263)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign currency gain	(308,000)	—	—
Depreciation and amortization	761,019	784,012	784,901
Bad debt expense	93,000	76,000	113,354
Change in value of warrants and amortization of beneficial conversion feature	—	45,222	299,451
Accretion of note discount	—	21,587	282,244
Deferred income taxes	9,249	—	397,720
Shared-based compensation	923,345	—	—
Non cash expenses in connection with issuance of common stock and options for consulting agreements	196,480	171,000	163,589
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(1,522,657)	886,649	(1,413,003)
Decrease (increase) in inventories	272,934	(843,866)	(1,338,868)
Increase in prepaid expenses and other assets	40,207	72,706	390,511
(Decrease) increase in accounts payable	(665,949)	114,471	144,907
Increase (decrease) in accrued expenses, deferred revenue, customer deposits and accrued interest	54,791	(8,778)	160,101

Net cash used in operating activities	$(6,622,866)	$(4,454,071)	$(4,425,356)

Cash flows from investing activities:
Capital expenditures	(193,795)	(200,891)	(308,103)
Cash payments of patent costs	(107,137)	(113,261)	(171,863)

Net cash used in operating activities	$(300,932)	$(314,152)	$(479,966)

Cash flows from financing activities:
Payments under term notes payable	—	—	(2,200,000)
Decrease in restricted cash	—	—	1,000,000
Proceeds from issuance of common stock, net of offering costs	9,479,149	389,790	4,304,193

Net cash provided by financing activities	$9,479,149	$389,790	$3,104,193

Effect of exchange rate changes	7,887	213,434	(102,854)
Net increase (decrease) in cash and cash equivalents	2,563,238	(4,164,999)	(1,903,983)
Cash and cash equivalents, beginning of period	5,180,001	9,345,000	11,248,983

Cash and cash equivalents, end of period	$7,743,239	$5,180,001	$9,345,000

Supplemental cash flow information:
Cash paid for interest	$232,408	$191,579	$933,057
Net non-cash reclassification of assets from inventory to fixed assets	$22,000	$567,936	$722,845

The accompanying notes are an integral part of these statements.

EP MEDSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The Company believes that its existing cash will enable the Company to meet its liquidity needs through at least December 31, 2007. We will continue to rely on outside sources of financing to meet our long-term capital needs. The outcome of these matters cannot be predicted at this time. Further, there can be no assurance, assuming we successfully raise additional funds, that we will achieve positive cash flow. If we are not able to secure additional funding, we will be required to scale back our sales and marketing efforts, research and development programs, preclinical studies and clinical trials, and general and administrative activities.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of EP MedSystems, Inc. and its wholly owned subsidiaries, EP MedSystems UK Ltd., EP MedSystems France SAS, and ProCath Corporation. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Inventories

Inventories are valued at the lower of cost or market with cost being determined on a first-in, first-out basis. The Company recorded a write-down of approximately $411,000 for the year ended December 31, 2006 associated with the evaluation of the value of certain items in its inventory

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

Goodwill and Intangible Assets

Registration and legal fees associated with patent filings are capitalized and amortized over three years. Management reviews these assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets might not be recoverable. EP MedSystems has determined that, as of December 31, 2006 and 2005, no such assets have been impaired.

Goodwill represents the excess of the cost over the fair value of net assets acquired in business combinations. Currently, the Company operates as a single reporting unit. Goodwill and other “indefinite-lived” assets are not amortized and are subject to the impairment rules of Statement of Financial Accounting Standards No. 142. Goodwill is tested for impairment on an annual basis or upon the occurrence of certain circumstances or events. The Company determines the fair market value of its reporting unit using quoted market rates and cash flow techniques. The fair market value of the reporting unit is compared to the carrying value of the reporting unit to determine if an impairment loss should be calculated. If the book value of the reporting unit exceeds the fair value of the reporting unit, an impairment loss is indicated. The loss is calculated by comparing the fair value of the goodwill to the book value of the goodwill. If the book value of the goodwill exceeds the fair value of goodwill, an impairment loss is recorded. Fair value of goodwill is determined by subtracting the fair value of the identifiable assets of a reporting unit from the fair value of the reporting unit. There were no impairment losses recorded in 2006 or 2005.

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

	2006	2005	2004
Beginning balance	$313,000	$331,000	$126,000
Warranties	284,000	570,000	649,000
Warranty payments	(325,000)	(588,000)	(444,000)

Ending balance	$272,000	$313,000	$331,000

In addition to the standard one-year warranty provided on all products, EP MedSystems offers separately priced extended warranties. EP MedSystems recognizes revenue from these warranty contracts on a straight-line basis over the contract period in accordance with FASB Technical Bulletin 90-1 “Accounting for Separately Priced Product Warranties and Product Maintenance Contracts.”

Shipping and Handling Costs

In accordance with EITF 00-10: Accounting for Shipping and Handling Fees and Costs, the Company reflects freight costs associated with shipping its products to customers as a component of sales and marketing expenses. Total direct shipping costs incurred in 2006, 2005 and 2004 were approximately $293,000, $299,000 and $416,000 respectively. The Company records freight billed to customers in net sales on the Statement of Operations.

Research and Development

Research and development costs are expensed as incurred. Research and development costs consist of labor and direct and indirect material costs related to specific projects, as well as regulatory costs.

Stock Based Compensation

Effective January 1, 2006, the Company follows Financial Accounting Standards Board (“FASB”) Statement No. 123R, “Share-Based Payment”. Statement 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost is measured based on the fair value of the equity or liability instruments issued. Statement 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. In addition to the accounting standard that sets forth the financial reporting objectives and related accounting principles, Statement 123R includes an appendix that provides expanded guidance on measuring the fair value of share-based payment awards. Statement 123R replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established a fair-value-based method of accounting for share-based payment transactions with employees. However, Statement 123 permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The impact of Statement 123R, if it had been in effect, on the net loss and related per share amounts for years ended December 31, 2005 and 2004 was disclosed in Note 9 Stock Option Plans included in the Company’s Form 10-K for the year ended December 31, 2005.

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

The Company currently has five share-based employee compensation plans. Share-based compensation of net of a fully reserved tax benefit, or $(0.03) per share, was recognized for the year ended December 31, 2006. At this time the Company anticipates that share-based compensation for its employees will not exceed $1,000,000, net of tax benefits for the year ended December 31, 2007. Reported net income, adjusting for share-based compensation that would have been recognized in last year’s financial statements if Statement 123R had been followed is as follows:

	December 31, 2006	December 31, 2005	December 31, 2004
Net loss, as reported	$(6,477,285)	$(5,773,074)	$(4,410,263)
Less: stock-based compensation costs determined under fair value based method for all awards	—	(754,129)	(559,575)

Adjusted net loss	$(6,477,285)	$(6,572,200)	$(4,969,838)

Loss per share of common stock:
As reported	$(.22)	$(.22)	$(.19)

Share-based compensation costs	—	(.03)	(.02)

Adjusted net earnings	$(.22)	$(.25)	$(.21)

Expected volatility is based on the historical volatility of the price of shares of our common stock over the past approximately 10 years. Management uses historical information to estimate expected forfeitures and uses the simplified method to estimate the expected term of options within the valuation model. The expected term of awards represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Compensation cost is recognized using a straight-line method over the vesting or service period and is net of estimated forfeitures.

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

The fair value of these options is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants in fiscal 2006, 2005, 2004, respectively; expected volatility of 83%, 80%, 82%, weighted average risk-free interest rates of 4.69%, 4.22% and 3.56%, with expected life of 7 years and no anticipated dividends.

Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share since potential shares of common stock from the exercise of stock options and warrants are anti-dilutive for all periods presented. Accordingly, potential common shares of approximately 4,229,000, 4,024,000 and 4,386,000 for the years ended December 31, 2006, 2005 and 2004, respectively, have been excluded from the diluted per share calculation.

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

Comprehensive Income / Loss

For the years ended December 31, 2006, 2005 and 2004, components of comprehensive loss consisted of net loss and foreign currency translation adjustments. Comprehensive loss for the years ended December 31, 2006, 2005 and 2004 was $6,763,000, $5,560,000 and $4,513,000, respectively.

Foreign Currency Translation

In accordance with Statement of Financial Accounting Standard No. 52, “Foreign Currency Translation,” (“SFAS No. 52”), foreign denominated assets and liabilities are translated from Euros and British Pounds Sterling into U.S. dollars using the spot rate at the balance sheet date. Revenue and expenses are translated into U.S. dollars using the weighted average exchange rate for the respective year. Translation adjustments are recorded in Shareholders’ Equity as adjustments to accumulated other comprehensive loss.

Also in accordance with SFAS No. 52, transaction gains and/or losses are incurred as a result of the changes between functional currency and the transaction denominated currency. These gains and/or losses are marked to the current exchange rate on a quarterly basis and included in expenses in the Statement of Operations. For the year ended December 31, 2006 the transaction gain recorded was $308,000. For the year ended December 31, 2005, the transaction losses were approximately $261,000. For 2004, the transaction gain recorded was approximately $132,000.

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

3.	Inventories

Inventories consist of the following:

	December 31,
	2006	2005
Raw materials………………………………………………………….	$1,487,745	$1,531,746
Work in progress………………………………………………………	165,903	538,567
Finished goods…………………………………………………………	1,492,029	1,367,470
Reserve for obsolescence……………………………………………...	(286,000)	(214,000)

	$2,859,677	$3,223,783

4.	Property and Equipment

Property and equipment consist of the following:

	December 31,
	2006	2005
Land	$69,738	$69,738
Buildings and improvements	1,042,664	1,042,664
Leasehold improvements	143,815	143,815
Machinery and equipment	5,440,214	5,188,405
Furniture and fixtures	318,215	317,624

	$7,014,646	$6,762,246
Less: accumulated depreciation	(5,077,515)	(4,472,751)

	$1,937,131	$2,289,495

5.	Intangible Assets

Intangible assets, excluding goodwill, consist of the following:

	December 31,
	2006	2005
Other intangible assets	$589,048	$481,910
Less: accumulated amortization	(401,967)	(291,746)

	$187,081	$190,164

At December 31, 2006 other intangible assets consist of patent costs, which are expected to be amortized as follows:

2007	$116,000
2008	48,000
2009	23,000

6.	Commitments

Operating Leases

EP MedSystems leases office space in the United Kingdom, France and the Netherlands to support European and Asian sales and service. The Company owns its executive offices and its manufacturing facility in West Berlin, New Jersey, and leases additional office and warehouse space nearby. The rent expense associated with office and warehouse leases was approximately $147,000, $104,000 and $67,000 in 2006, 2005, and 2004, respectively. Additionally, EP MedSystems also leases certain office equipment for periods extending through 2009.

The aggregate future commitment for minimum rentals as of December 31, 2006 is as follows:

2007	$115,000
2008	72,000
2009	4,000

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

The maturities on long-term debt consists of the following at December 31, 2006:

2007	$—
2008	$1,989,760
$1,989,760

The maturities above are net of $10,240 in discount of the Convertible Note at December 31, 2006.

8.	Shareholders’ Equity

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

Common Stock

EP MedSystems is authorized to issue 40,000,000 shares of common stock, no par value, $.001 stated value per share, of which a total of 30,365,236 and 25,970,176 shares were issued and 50,000 shares were held in Treasury Stock at December 31, 2006 and 2005, respectively.

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

On March 27, 2006, the Company completed a $10,000,000 private placement of its common stock to a number of accredited investors. The Company issued 3.78 million shares of its common stock at a purchase price of $2.25 per share. In addition, FatBoy Capital, LP purchased approximately 617,000 shares of common stock at a price of $2.43 per share in accordance with NASDAQ marketplace rules. David Jenkins, the Company’s Chairman is a managing member of FatBoy Capital’s general partner. The company received net proceeds from the private placement of approximately $9,475,000 after offering costs. In connection with this transaction, certain anti-dilution provisions of the Laurus Convertible Note resulted in a reduction of the conversion price of that note from $4.20 to $3.96

9.	Stock Option Plans

Effective January 1, 2006, the company adopted SFAS No. 123R using the modified prospective transition method. SFAS No. 123(R) requires entities to recognize the cost of employee services in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). That cost, base on the estimated number of awards that are expected to vest, will be recognized over the period during which the employee is required to provide the service in exchange for the award. No compensation cost is recognized for awards for which employees do not render the requisite service. Upon adoption, the grant-date fair value of employee share options and similar instruments was estimated using the Black-Scholes valuation model.

Compensation cost for the unvested portions of equity-classified awards granted prior to January 1, 2006, will be recognized in the results of operations over the remaining vesting periods. Changes in fair vale of unvested liability instruments during the requisite service period will be recognized as compensation cost over that service period. Changes in the fair value of vested liability instruments during the contractual term will be recognized as an adjustment to compensation cost in the period of the change in fair value. The Company expensed $923,000 in share-based compensation cost for the year ended December 31, 2006. Due to the modified prospective adoption of SFAS No. 123(R), results for prior periods have not been restated. EP MedSystems has stock-based compensation plans under which directors, officers and other eligible employees receive stock options.

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

For the year ended December 31, 2005 two non-employee holders of stock options exercised their options.

Stock Options

Stock options are granted with an exercise price equal to the closing market price of a share of common stock on the date of grant. Except for grants to non-employee directors, which vest monthly over 5 years, awards generally vest in five years of continuous service and have ten-year contractual terms from the date of grant.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model. The Company uses historical data regarding stock option exercise behaviors to estimate the expected term of options granted (based on the period of time that options granted are expected to be outstanding). Expected volatility is base on the historical volatility of the Company’s stock for the length of time corresponding to the expected term of the option. The expected dividend yield is based on the Company’s historical dividend payments. The risk-free interest rate is based on the U.S. treasury yield curve on the grant date for the expected term of the option.

At December 31, 2006, 2005, and 2004, EP MedSystems had 4,823,000, 4,055,000, and 2,577,000 shares, respectively, of common stock reserved for stock options under all plans. All stock options granted by EP MedSystems, were granted at exercise prices not less than the current fair market value of EP MedSystems’ common stock on the date of grant, as determined by the Board of Directors or the fair market value on the date of grant. The Board of Directors of the Company has approved immediate vesting in the event of a change in control.

Information relating to stock options is as follows:

	Number of Option	Options Price Range	Weighted Average Exercise Price
Outstanding at December 31, 2003	1,587,410	$1.32 – $4.13	$2.35
Granted	576,500	$2.48 – $3.56	$2.61
Exercised	(85,137)	$1.32 – $2.88	$2.09
Forfeited/expired	(160,315)	$1.32 – $3.75	$2.44

Outstanding at December 31, 2004	1,918,458	$1.32 – $4.13	$2.60

Granted	940,000	$2.49 – $3.73	$2.96
Exercised	(194,750)	$1.90 – $2.60	$2.00
Forfeited/Expired	(367,000)	$1.91 – $4.13	$2.37

Outstanding at December 31, 2005	2,296,708	$1.32 – $4.25	$2.83
Granted	1,438,500	$1.19 – $2.86	$1.47
Exercised	—	—	—
Forfeited/Expired	(349,000)	$1.96 – $4.13	$2.93

Outstanding at December 31, 2006	3,386,208	$1.19 – $4.25	$2.25

Exercisable at December 31, 2006	30,000	$1.32	$1.32

Under SFAS No. 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions in 2006, 2005 and 2004, respectively:

	2006	2005	2004
Risk free interest rate	4.69%	4.22%	3.56%
Expected life	7 years	5 years	5 years
Volatility	83%	81.15%	80.07%
Weighted average fair value of options granted during the year	$1.13	$2.01	$3.15
Expected dividends	—	—	—

10.	Industry Segment and Geographic Information

EP MedSystems manages its business on the basis of one reportable segment—the manufacture and sale of cardiac electrophysiology products. EP MedSystems’ chief operating decision makers use consolidated results to make operating and strategic decisions.

The following table sets forth product sales by geographic segment as of December 31,

	2006	2005	2004
United States	$11,204,000	$12,917,000	$12,751,000
Europe/Middle East	1,821,000	1,912,000	2,607,000
Asia and Pacific Rim	2,533,000	1,840,000	1,011,000

	$15,558,000	$16,669,000	$16,369,000

Sales of EP MedSystems’ cardiac electrophysiology devices and related catheters aggregated $13,596,000 and $1,962,000 in 2006; $14,861,000 and $1,808,000 in 2005; $14,962,000 and $1,407,000 in 2004, respectively. EP MedSystems’ long-lived assets are primarily located in the U.S. No one foreign country was material to the Company’s sales in 2006. One customer accounted for 10% of the Company’s sales for the year ended December 31, 2006.

Net sales for the year ended December 31, 2006 were billed in two currencies: $14,710,000 in U.S. dollars and $848,000 in Euros. Management has determined that the impact of foreign currency risk on sales is minimal since a majority of sales are billed in U.S. dollars. EP MedSystems does incur translation gains and losses, which are recorded in Shareholders’ Equity.

11.	Employee Benefit Plan

During 1997, EP MedSystems established an employee 401(k)-salary deferral plan that allows contributions by all eligible full time employees. Eligible employees may contribute up to 15% of their respective compensation, subject to statutory limitations, and EP MedSystems may match a percentage of employee contributions at the discretion of the Board of Directors. During the years ended December 31, 2006, 2005 and 2004, no matching contributions were made to the plan.

12.	Income Taxes

EP MedSystems accounts for income taxes in accordance with the provisions of Statement of Financial Account Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 requires EP MedSystems to recognize income tax benefits for the loss carryforwards, which have not previously been recorded. At December 31, 2006, 2005 and 2004, a valuation allowance has been recognized to offset all deferred tax assets related to these carryforwards. The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

	December 31,
	2006	2005	2004
Allowance for doubtful accounts	$121,600	$84,400	$55,716
Inventory reserves	109,616	84,545	68,392
Intangible asset amortization	(234,808)	(235,025)	(216,554)
Depreciation	108,778	166,124	53,905
Accrued liabilities	162,262	350,795	224,849
Net operating loss carryforwards	17,499,479	14,983,125	13,435,067
Research and development credit	548,183	548,183	548,183
Write-down of EchoCath investment	560,000	560,000	560,000
Write-off of note receivable	43,800	43,000	43,000
Deferred warranty income	306,308	318,354	338,592
Other	201,820	111,851	103,265

	19,427,038	17,015,352	15,214,415
Less: Valuation allowance	(19,427,038)	(17,015,352)	(15,214,415)

	$—	$—	$—

Income Tax Benefit consists of the following:

	Year Ended December 31,
	2006	2005	2004
Current	$(86,873)	$(290,128)	$(858,198)
Deferred	—	—	397,720

Total	$(86,873)	$(290,128)	$(460,478)

At December 31, 2006, 2005, and 2004, EP MedSystems had approximately $49,254,000, $42,397,000 and $37,794,000, respectively, of federal net operating loss carryforwards available to offset future income. The federal carryforwards expire between 2009 and 2026. Due to ownership changes that occurred, as defined by Section 382 of the Internal Revenue Code, EP MedSystems may be limited in the use of net operating losses generated prior to the changes in ownership in each year following the change in ownership. Additionally, EP MedSystems may have experienced subsequent changes in ownership, as defined by Section 382, resulting in additional limitations in EP MedSystems’ ability to utilize certain net operating losses.

During the years ended December 31, 2006, 2005, and 2004, the Company received approval to sell a portion of its unused cumulative New Jersey Net Operating Loss (“NOLs”) carryforwards under the State of New Jersey’s Technology Business Tax Certificate Transfer Program (the “Program”). The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of NOL carryforwards and defined research and development credits for cash. The Company received approval to sell NOLs of EP MedSystems and ProCath statutory entities in November 2006, 2005, and 2004, respectively. The Company entered into contracts to sell those NOL’s for approximately $87,000, $290,000 and $460,000 in December 2006, 2005, and 2004, respectively.

A reconciliation of EP MedSystems’ effective tax rate is as follows:

	Year Ended December 31,
	2006	2005	2004
Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
Increase (reduction) in income taxes resulting from:
Benefit from sale of state net operating loss	(1.3)%	(4.8)%	(9.5)%
Change in valuation allowance	36.6%	29.7%	30.0%
Other	(2.6)%	4.3%	4.0%

Effective Tax Rate	(1.3)%	(4.8)%	(9.5)%

13.	Recently Issued Accounting Standards

Effective January 1, 2006, the company adopted SFAS No. 123R using the modified prospective transition method. See Note 2 for information regarding stock-based compensation.

The Financial Accounting Standards Board (“FASB”) released SFAS No. 156, “Accounting for Servicing of Financial Assets,” to simplify accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 156 permits an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities after they have been initially measured at fair value. SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. SFAS No. 156 will be effective for the Company as of December 31, 2007. The Company does not believe the adoption of SFAS No. 156 will have a material impact on its consolidated financial position or results of operations.

On July 13, 2006, the FASB issued Interpretation No. 48 (“FIN No. 48”) “Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN No. 48 in the first quarter of fiscal 2007, effective as of January 1, 2007, the beginning of the Company’s 2007 fiscal year. The Company is assessing the impact the adoption of FIN No. 48 will have on its consolidated financial position and results of operations.

The FASB released SFAS No. 157, “Fair Value Measurements,” to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS No. 157 will be effective for the Company as of December 31, 2007. The company is assessing the impact the adoption of SFAS No. 157 will have on its consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Postretirement Plans: an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires an employer to recognize the over-funded or under-funded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. SFAS No. 158 requires an employer to initially apply the requirement to recognize the funded status of a benefit plan as of the end of the employer’s fiscal year ending after December 16, 2006. In addition, SFAS No. 158 also requires an employer to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position for fiscal years ending after December 15, 2008. Retrospective application of the recognition and fiscal year-end measurement date provisions of SFAS No. 158 is not permitted. The Company does not believe the adoption of SFAS No. 158 will have a material impact on its consolidated financial position or results of operations.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Considering the Effect of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB108). SAB108 addresses inconsistencies in the way companies evaluate and quantify the impact of financial statement misstatements. Historically, companies have evaluated financial statement misstatements using one of two different methods, based on either the effect of the misstatement on the income statement or the balance sheet. SAB108 requires companies to utilize a “dual-approach” to assessing the quantitative effect of financial statement misstatements. This method requires quantification of misstatements based on the effect on both of the company’s financial statements and the related financial statement disclosures. This guidance must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company adopted SAB108 as of December 31, 2006. The application of SAB108 did not have a material impact on the Company’s financial position or results of operations.

On February 15, 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (FAS159). The Fair value option established by Statement 159 permits, but does not require, all entities to choose to measure eligible items at fair value at specified election dates. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Statement 159 is effective as of the beginning of an entity’s fiscal year that begins after November 15, 2007. The Company is currently assessing what the impact of the adoption of this Statement would be on the Company’s financial position and/or results of operations.

14.	Related Party Transactions

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

In March of 2006, the Company completed a $10,000,000 private placement. As more fully described in Footnote 8, David Jenkins, the Company’s Chairman participated in the private placement.

15.	Quarterly Financial Data (Unaudited)

	Fiscal Year Ended December 31, 2006
	Net Sales	Gross Profit	Net Loss	Net Earnings Per Basic Diluted Share (1)
	(in thousands, except per share information)
1st Quarter	$4,078	$2,490	$(1,494)	$(.06)
2nd Quarter	3,311	2,068	(2,213)	(.07)
3rd Quarter	3,799	2,247	(1,692)	(.06)
4th Quarter	4,370	2,628	(1,078)	(.04)

Total	$15,558	$9,433	$(6,477)	$(.22)

	Fiscal Year Ended December 31, 2005
	Net Sales	Gross Profit	Net Loss	Net Earnings Per Basic Diluted Share (1)
	(in thousands, except per share information)
1st Quarter	$3,476	$2,198	$(1,408)	$(.05)
2nd Quarter	4,754	3,005	(1,165)	(.05)
3rd Quarter	4,270	2,678	(1,849)	(.07)
4th Quarter	4,169	2,368	(1,351)	(.05)

Total	$16,669	$10,249	$(5,773)	$(.22)

(1)	Total of quarterly amounts do not necessarily agree to the annual report amounts due to separate quarterly calculations of weighted average shares outstanding.

16.	Contingencies

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

Separately, the Audit Committee of the Company’s Board of Directors conducted an independent investigation into these matters and retained outside counsel to assist it. In the third quarter of 2005, the Company incurred approximately $911,000 in legal, consulting and accounting expenses associated with the governmental and Audit Committee investigations. Additional amounts in the third quarter over previously estimated costs were associated with the additional resource requirement for the SEC’s inquiry, additional document review, additional interviews and the termination of Reinhard Schmidt, our former President, Chief Executive Officer and Chief Operating Officer. In the fourth quarter of 2005, the Company incurred $474,000 in legal consulting and accounting expenses associated with the governmental and Audit Committee investigations and $45,000 associated with the Company’s defense and negotiations with the government. This estimate does not include any costs associated with the defense of the Company or negotiation with the various governmental entities to resolve these outstanding issues as these costs are not estimable but may have a material impact on the Company’s results of operations and financial condition.

For the year ended December 31, 2006, the Company incurred approximately $210,000 in connection with negotiations with various governmental entities. Management cannot predict whether such fees and other expenses will be significantly higher as these costs as well as additional penalties and fines, as more fully described below, are not completely estimable at this time.

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

In the fourth quarter of 2005, we terminated our agreements with our Armenian and German distributors. The German distributor contested the termination, which was settled with no cash payment to the ex-distributor.

On July 20, 2006, the Company received a proposed charging letter stating that the Department of Commerce has reason to believe that the Company violated export control regulations arising out of sales between October 1999 and January 2004 of cardiac equipment to end-users in Iran without the required U.S. Government authorization, and that the disclosures made by the Company and certified by Reinhard Schmidt, then the Company’s Chief Executive Officer, regarding these transactions in October and November 2003 were false and misleading. The proposed charging letter set forth possible administrative sanctions which may be imposed, which include civil penalties of up to $407,000, denial of export privileges and/or exclusion from practice before the Department of Commerce. The Company has signed a settlement agreement to settle this matter prior to issuance of a formal charging letter with the payment of $244,000 in civil penalties, which was accrued at September 30, 2006, with no restrictions on commercial or export activities. The Company had accrued $345,000 as of June 30, 2006 based on the proposed charging letter at that time. This was paid in the fourth quarter.

In the fourth quarter of 2006, the Company made a settlement offer to Treasury, which orally indicated the maximum penalty would be $44,000 with no restrictions on commercial or export activities. We have received a settlement agreement from Treasury in which the penalty is $33,000. The agreement included certain other requirements. The Company has executed the agreement, forwarded it to Treasury, and paid the fine. This issue is deemed to be closed. However, we cannot assure that the ongoing informal inquiry by the Commission will not result in other significant costs, fines or penalties that could, in the aggregate, have a material adverse effect on our business, financial condition, prospects or results of operations. The Company has made no provision for any future costs associated with these investigations or any costs associated with the Company’s defense or negotiations with the Commission entities to resolve this final outstanding issue.

Product Field Action

The Company initiated a field action recall for its stimulator product in March 2006. This field action consists of an upgrade of the installed base in a phased process and will consist of bringing the units in-house and making certain modifications. The Company has accrued approximately $256,000 in costs associated with this field action consisting of shipping of the product and the associated modifications. Through December 31, 2006, the Company has incurred approximately $184,000 in costs associated with this process. Management derived this estimate by evaluating all associated costs including, but not limited to, shipping of the units, parts to upgrade the units, outside labor to implement the modifications and associated costs to upgrade software at customers’ sites. This is management’s best estimates of the associated costs based on information available at this time. There are factors that could increase these costs, such as additional rework, the impact of decisions of regulatory bodies as well as additional unforeseen costs, among others and therefore there can be no assurance that additional expenses arising from this field action may not be incurred in the future. Besides costs, other factors that could impact the Company, include an impact on revenue based on the availability of units for sale and possible damage to our reputation.

In addition, the FDA performed an audit of the subject facility and issued the Company a report containing several observations and the Company responded to this report. As a result of this audit, the FDA sent a Warning Letter to the Company that identified certain issues with respect to the Company’s conformity with the FDA’s quality system regulations and certain reporting requirements. The FDA has requested a written plan outlining the steps to address the issues identified in the letter. The Company has already undertaken steps toward addressing the observations from the FDA’s audit of the Company’s facility and has responded to the FDA’s request for a written plan. Failure to promptly address these issues may result in regulatory action including but not limited to seizure, injunction and/or civil monetary penalties. The Company believes it can fully address the concerns of the FDA without a material impact to its business.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Year	Description	Opening Balance	Charged to expense	Deductions	Adjustments	Closing Balance
2006	Allowance for doubtful accounts	$215,000	$248,000	$(195,000)	$40,000	$308,000
2005	Allowance for doubtful accounts	139,000	51,000	(80,000)	105,000	215,000
2004	Allowance for doubtful accounts	99,000	159,000	(95,000)	(24,000)	139,000
2006	Inventory Reserve	214,000	163,000	(235,000)	—	286,000
2005	Inventory Reserve	170,000	143,000	(99,000)	—	214,000
2004	Inventory Reserve	$158,000	$139,000	$(127,000)	$—	$170,000

Index to Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of EP MedSystems, Inc. filed with the Secretary of the State of New Jersey on April 8, 1996—Incorporated by reference to the Company’s Registration Statement on Form SB-2 and Pre-Effective Amendments No. 1 and 2 thereto filed April 18, 1996, May 28, 1996 and June 13, 1996, respectively.

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of EP MedSystems, Inc. filed with the State of New Jersey on November 6, 1998—Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed August 19, 2003.

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of EP MedSystems, Inc., filed with the Secretary of the State of New Jersey on October 21, 2001—Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2001.

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of EP MedSystems, Inc., filed with the Secretary of the State of New Jersey on December 22, 2003— Incorporated by reference to the Company’s Registration Statement on Form S-3 filed January 22, 2004.

3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of EP MedSystems, Inc., filed with the Secretary of the State of New Jersey on January 12, 2005—Incorporated by reference to the Company’s Registration Statement on Form S-3 filed January 14, 2005.

3.6	Bylaws, as amended—Incorporated by reference to the Company’s Registration Statement on Form SB-2 and Pre-Effective Amendments No. 1 and 2 thereto filed with the April 18, 1996, May 28, 1996 and June 13, 1996, respectively.

4.1	Form of Common Stock and Warrant Purchase Agreement, dated as of August 31, 1999, between EP Med and the Purchasers named therein (including Exhibit A: Form of Registration Rights Agreement and Exhibit B: Form of Warrant)—Incorporated by reference to the Company’s Current Report on Form 8-K filed September 7, 1999.

4.2	Form of Replacement Warrant, dated as of February 15, 2000, between EP Med and the Purchasers named therein (including Amendment to Registration Rights Agreement and Form of Replacement Warrant)—Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed May 14, 1999.

4.3	Amended and Restated Common Stock and Warrant Purchase Agreement, dated as of February 16, 2001, between EP Med and the Purchasers (including Exhibit A: Form of Registration Rights Agreement and Exhibit B: Form of Warrant)—Incorporated by reference to the Company’s Definitive Proxy Statement on Form 14A filed March 5, 2001.

4.4	Registration Rights Agreement, dated March 28, 2001, between EP Med and the Purchasers identified therein—Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed April 2, 2001.

4.5	Warrant, dated March 28, 2001, issued by EP Med to Cardiac Capital, LLC—Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed April 2, 2001.

4.6	Warrant, dated March 28, 2001, issued by EP Med to Texada Trust—Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed April 2, 2001.

Exhibit Number	Description
4.7	Warrant, dated as of July 20, 2001, issued by EP Med to Reinhard Schmidt—Incorporated by reference to the Company’s Registration Statement on Form SB-2 and Pre-Effective Amendments No.1 through 4 filed June 26, 2001, August 24, 2001, September 28, 2001 and October 12, 2001, respectively.

4.8	Preferred Stock Purchase Agreement, dated as of October 23, 2001, between EP MedSystems and Medtronic, Inc.—Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2001.

4.9	Registration Rights Agreement, dated as of October 23, 2001, between EP MedSystems and Medtronic, Inc.—Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2001.

4.10	Common Stock and Warrant Purchase Agreement, dated as of January 31, 2003, by and between EP MedSystems, Inc. and each of the several purchasers named in Exhibit A thereto.—Incorporated by referenced to the Company’s Current Report on Form 10-KSB filed March 31, 2003.

4.11	Registration Rights Agreement, dated as of January 31, 2003, by and between EP MedSystems, Inc. and the Initial Investors referred to therein.—Incorporated by referenced to the Company’s Current Report on Form 10-KSB filed March 31, 2003.

4.12	Warrant, dated January 31, 2003, issued by EP MedSystems, Inc. to Michael R. Hamblett.—Incorporated by referenced to the Company’s Current Report on Form 10-KSB filed March 31, 2003.

4.13	Warrant, dated January 31, 2003, issued by EP MedSystems, Inc. to Heimdall Investments Ltd.—Incorporated by referenced to the Company’s Current Report on Form 10-KSB filed March 31, 2003.

4.14	Warrant, dated January 31, 2003, issued by EP MedSystems, Inc. to EGS Private Healthcare Partnership, L.P.—Incorporated by referenced to the Company’s Current Report on Form 10-KSB filed March 31, 2003.

4.15	Warrant, dated January 31, 2003, issued by EP MedSystems, Inc. to EGS Private Healthcare Counterpart, L.P.—Incorporated by referenced to the Company’s Current Report on Form 10-KSB filed March 31, 2003.

4.16	Amended and Restated Secured Promissory Note issued to Medtronic International Limited on March 13, 2003, together with First Amendment to Note Purchase Agreement, dated March 13, 2003, between Medtronic International Limited and EP MedSystems, Inc.—Incorporated by referenced to the Company’s Current Report on Form 10-KSB filed March 31, 2003.

4.17	Stock Purchase Agreement, dated as of September 5, 2002, between EP MedSystems, Inc. and Boston Scientific Corporation.—Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2002.

4.18	Registration Rights Agreement, dated as of September 5, 2002, between EP MedSystems, Inc. and Boston Scientific Corporation—Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2002.

4.19	Mortgage Note, dated November 21, 2002, issued to William Winstrom, in the principal amount of $375,000, together with related Mortgage and Security Agreement—Incorporated by referenced to the Company’s Current Report on Form 10-KSB filed March 31, 2003.

4.20	Mortgage Note, dated November 21, 2002, issued to Anthony Varrichio, in the principal amount of $375,000, together with related Mortgage and Security Agreement—Incorporated by referenced to the Company’s Current Report on Form 10-KSB filed March 31, 2003.

Exhibit Number	Description
4.21	Agreement between Anthony Varrichio and EP MedSystems, Inc., dated April 2, 2003,—Incorporated by reference to the Company’s Registration Statement on Form S-3 filed April 18, 2003.

4.22	Agreement between William Winstrom and EP MedSystems, Inc., dated April 2, 2003—Incorporated by reference to the Company’s Registration Statement on Form S-3 filed April 18, 2003.

4.23	Common Stock Purchase Agreement between EP MedSystems, Inc. and the several purchasers named therein, dated as of April 11, 2003—Incorporated by reference to the Company’s Registration Statement on Form S-3 filed April 18, 2003.

4.24	Amendment No. 1, dated April 11, 2003, to Registration Rights Agreement, dated as of January 31, 2003, by and between EP MedSystems, Inc. and the Initial Investors referred to therein— Incorporated by reference to the Company’s Registration Statement on Form S-3 filed April 18, 2003.

4.25	Agreement made as of June 27, 2003, by and between EP MedSystems, Inc. and Anthony Varrichio—Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed August 19, 2003.

4.26	Agreement made as of June 27, 2003, by and between EP MedSystems, Inc. and William Winstrom—Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed August 19, 2003.

4.27	Notice of EP MedSystems’ Right to Repurchase Warrants, dated July 23, 2003—Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed August 19, 2003.

4.28	Secured Convertible Note, dated August 28, 2003, with Laurus Master Fund, Ltd. in the principal amount of $4,000,000, together with related Registration Rights Agreement, Guaranty, and Security Agreement—Incorporated by reference to the Company’s Current Report on Form 8-K filed September 12, 2003.

4.29	Amendment, dated November 25, 2003 to Registration Rights Agreement dated August 28, 2003 with Laurus Master Fund, Ltd.—Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed March 30, 2004.

4.30	Warrant, dated August 28, 2003, issued by EP MedSystems, Inc. to Laurus Masterfund, Ltd.—Incorporated by reference to the Company’s Current Report on Form 8-K filed September 12, 2003.

4.31	Warrant, dated August 28, 2003, issued by EP MedSystems, Inc. to Biscayne Capital Markets, Inc.—Incorporated by reference to the Company’s Registration Statement on Form S-3 filed October 28, 2003.

4.32	Form of Common Stock Purchase Agreement dated December 26, 2003 (identical agreements, except for number of shares of Common Stock acquired, were executed by each of the selling shareholders)—Incorporated by reference to the Company’s Registration Statement on Form S-3 filed January 22, 2004.

4.33	Form of Registration Rights Agreement dated December 26, 2003 (identified agreements were executed by each of the selling shareholders)—Incorporated by reference to the Company’s Registration Statement on Form S-3 filed January 22, 2004.

4.34	Common Stock Purchase Agreement, dated as of December 14, 2004, by and between EP MedSystems, Inc. and the Purchasers listed on Exhibit A thereto—Incorporated by reference to the Company’s Current Report on Form 8-K filed December 21, 2004.

Exhibit Number	Description
4.35	Registration Rights Agreement, dated as of December 14, 2004, by and between EP MedSystems, Inc. and the Investors listed on Exhibit A thereto—Incorporated by reference to the Company’s Current Report on Form 8-K filed December 21, 2004.

4.36	Security Agreement, dated August 28, 2003, by and between Laurus Master Fund, Ltd. and EP MedSystems, Inc.—Incorporated by reference to the Company’s Current Report on Form 8-K filed September 12, 2003.

4.37	Security Agreement, dated August 28, 2003, by and between Laurus Master Fund, Ltd. and Procath Corporation—Incorporated by reference to the Company’s Current Report on Form 8-K filed September 12, 2003.

4.38	Guaranty dated August 28, 2003, by Procath Corporation—Incorporated by reference to the Company’s Current Report on Form 8-K filed September 12, 2003.

10.1	License Agreement, dated as of November 1, 1995, between EP Med and Dr. Eckhard Alt, as amended—Incorporated by reference to the Company’s Registration Statement on Form SB-2 and Pre-Effective Amendments No. 1 and 2 filed April 18, 1996, May 28, 1996 and June 13, 1996, respectively.

10.2	License Agreement, dated as of November 1, 1995, between EP Med and Sanjeev Saksena—Incorporated by reference to the Company’s Registration Statement on Form SB-2 and Pre-Effective Amendments No. 1 and 2 filed April 18, 1996, May 28, 1996 and June 13, 1996, respectively.

10.3	License Agreement, dated February 27, 1997 between EP MedSystems and EchoCath, Inc. together with settlement agreement, dated November 6, 2001 between EP MedSystems and EchoCath, Inc.—Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed March 31, 1997.

10.4	Master Manufacturing Agreement, dated April 16, 1996, between EP Med and Hi Tronics Designs, Inc.—Incorporated by reference to the Company’s Registration Statement on Form SB-2 and Pre-Effective Amendments No. 1 and 2 filed April 18, 1996, May 28, 1996 and June 13, 1996, respectively.

10.5	Amended and Restated 1995 Long-Term Incentive Plan—Incorporated by reference to the Company’s Definitive Proxy Statement on Form 14A filed June 26, 2000.

10.6	Amended and Restated 1995 Director Option Plan—Incorporated by reference to the Company’s Definitive Proxy Statement on Form 14A filed June 26, 2000.

10.7	Amendment to EP MedSystems, Inc. 1995 Director Option Plan—Incorporated by reference to the Company’s Definitive Proxy Statement on Form 14A filed July 30, 2002.

10.8	EP MedSystems, Inc. 2002 Stock Option Plan as Amended by First Amendment—Incorporated by reference to the Company’s Definitive Proxy Statement on Form 14A filed November 24, 2004.

10.9	Agreement of Lease, dated August 25, 1997, between EP Med and Provident Mutual Life Insurance Company, as landlord—Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed March 31, 1998.

10.10	Note Purchase Agreement, dated as of November 15, 2000, between EP Med and Medtronic Asset Management, Inc.—Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed November 20, 2000.

10.11	Secured Promissory Note, dated November 15, 2000, issued by EP Med to Medtronic Asset Management, Inc.—Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed November 20, 2000.

Exhibit Number	Description
10.12	Stock Pledge Agreement, dated as of November 15, 2000, between Medtronic Asset Management, Inc. and David A. Jenkins—Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed November 20, 2000.

10.13	Subordination Agreement, dated as of November 15, 2000, between Medtronic Asset Management, Inc. and Fleet National Bank—Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed November 20, 2000.

10.14	Agreement, dated as of March 9, 1998, between ProCath Corporation and Allan Willis— Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed May 1, 2001.

10.15	License Agreement, dated as of January 21, 1998, between EP Med and Incontrol, Inc.— Incorporated by reference to the Company’s Registration Statement on Form SB-2 and Pre-Effective Amendments No.1 through 4 filed June 26, 2001, August 24, 2001, September 28, 2001 and October 12, 2001, respectively.

10.16	Promissory Note dated December 30, 2002 between EP MedSystems, Inc. and EGS Healthcare Limited Partnership—Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed March 31, 2003.

10.17	Form of Senior Management Incentive Agreements—Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 16, 2005.

10.18	Software Development, License and Distribution Agreement, dated as of December 19, 2005, by and between EP MedSystems, Inc. and Biosense Webster Inc.

10.19	2006 Stock Option Plan—Incorporated by reference to the Company’s Definitive Proxy Statement on Form 14A filed December 1, 2005.

10.20	2006 Director Option Plan—Incorporated by reference to the Company’s Definitive Proxy Statement on Form 14A filed December 1, 2005.

10.21	Common Stock Purchase Agreement dated March 24, 2006—Incorporated by reference to the Company’s Current Report on Form 8-K filed March 29, 2006

10.22	Common Stock Purchase Agreement dated March 24, 2006—Incorporated by reference to the Company’s Current Report on Form 8-K filed March 29, 2006

10.23	Registration Rights Agreement dated March 24, 2006—Incorporated by reference to the Company’s Current Report on Form 8-K filed March 29, 2006

21.1	Subsidiaries of the Registrant—Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed March 30, 2004.

23.1*	Consent of Grant Thornton LLP

24.1*	Powers of Attorney (included on signature page).

31.1*	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.