Form 10-K/A
period 2006-12-31
EP MEDSYSTEMS INC
filed 2007-04-30
CIK 1012394

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

This Annual Report on Form 10-K/A constitutes Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. This Annual Report on Form 10-K/A is being filed solely to amend and restate Items 10 through 14 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which was previously filed with the Commission. Other than these sections, no information contained in the Form 10-K has been revised.

INDEX TO FORM 10-K/A - PART III

PART III

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth certain information regarding our directors and executive officers as of April 26, 2007:

Name	Age	Description
David A. Jenkins (1)	49	Chairman of the Board; Class III Director
David I. Bruce (1)	47	President and Chief Executive Officer; Class II Director
James J. Caruso (4)	46	Interim Chief Financial Officer and Secretary
Matthew C. Hill (5)	38	Chief Financial Officer and Secretary
C. Bryan Byrd	46	Vice President, Engineering and Manufacturing
John Huley	50	Vice President, Sales
Thomas Maguire	44	Vice President, Regulatory and Quality Assurance
Richard C. Williams (2) (3)	63	Class I Director
Gerard Michel (2) (3) (6)	43	Class II Director
Abhijeet Lele (2) (3)	41	Class III Director

(1)	Member of the Plan Committee of the Board of Directors.

(2)	Member of the Audit Committee of the Board of Directors.

(3)	Member of the Compensation Committee of the Board of Directors.

(4)	Appointed to the position on April 17, 2007. Mr. Caruso will assume the duties of Principal Financial Officer immediately following the filing of the Company’s first quarter 2007 SEC Form 10-Q.

(5)	Mr. Hill served as the Company’s Chief Financial Officer until his resignation on April 3, 2007. He remains employed by the Company as the Principal Financial Officer during a transition period which will end with the filing of the Company’s first quarter 2007 SEC Form 10-Q.

(6)	Paul Ray, one of EP MedSystems’ Class II directors passed away in January, 2007. The Board appointed Gerard Michel to serve as a Class II Director and to serve on the audit and compensation committees. According to our By-Laws, Mr. Michel will be nominated for election to the Board at our next Annual Meeting of Shareholders. As a Class II Director, if elected, Mr. Michel will serve until the expiration of his term on the date of the 2009 Annual Meeting of Shareholders.

Our by-laws provide that the number of directors, as determined from time to time by the Board of Directors, shall not be less than 3 nor more than 11. Pursuant to our by-laws, the Board of Directors has set the number of directors at 5. Our certificate of incorporation, as amended and restated, provides that the directors shall be divided into 3 classes as nearly equal in number as possible. The term for the Class II director expires at the 2009 Annual Meeting. The term for the Class III directors expires at the 2007 Annual Meeting. The term for the Class I director expires at the 2008 Annual Meeting. The successors to each class of directors whose terms expire at succeeding annual meetings will be elected to hold office for a term expiring at the Annual Meeting of Shareholders held in the third year following the year of their election. Officers of the Company are elected annually and hold offices until their successors are elected and qualified, or until their earlier removal, death or resignation.

Set forth below is a brief summary of the recent business experience and background of each of our directors and executive officers.

David I. Bruce is the President and Chief Executive Officer of the Company. He is a Class II Director whose term expires in 2009. Mr. Bruce joined EP MedSystems in August, 2006, following nine years of increasing responsibility at Acuson Corporation and the Ultrasound Division of Siemens, including as General Manager of the intracardiac echo (ICE) catheter group with responsibility for both commercial operations and research and development. He also served as Vice President, Marketing for EVL, a laser vision correction company. Mr. Bruce received an MBA from the Wharton School and BS in Mechanical Engineering from the University of California, Berkeley.

David A. Jenkins is a founder and has served as the Chairman of the Board of Directors of the Company since 1995. He is a Class II Director whose term expires in 2009. From October, 2005 to August, 2006, Mr. Jenkins served as President, Chief Executive Officer and Chief Operating Officer of the Company. Mr. Jenkins also served as the Chief Executive Officer of the Company from its inception in 1993 until August 2002. Mr. Jenkins served as President of the Company from its inception in 1993 until August 2001. He served as President and a director of Transneuronix, Inc., a privately-held company engaged in the development of neuromuscular stimulation devices, until its sale to Medtronic in 2005. In addition, Mr. Jenkins is a director of Geodigm, Inc., a privately-held company.

James J. Caruso was hired as the Chief Financial Officer of the Company on April 17, 2007. He will assume the duties of Principal Financial Officer immediately following the filing of the Company’s first quarter 2007 Form 10-Q. From 1999 through 2006, he served as Vice President of Finance of Hi-tronics Designs, Inc, an implantable medical device design and OEM manufacturer that was acquired by Advanced Neuromodulation Systems in 2001, and which was subsequently acquired by St. Jude Medical, Inc. in 2005. He served as EP MedSystems’ Chief Financial Officer from 1995 to 1999 and managed the Company’s Initial Public Offering in 1996. In addition, Mr. Caruso worked in public accounting with Touche Ross from 1984 to 1989, and was Chief Financial Officer of an electronics manufacturing company from 1989 to 1996. He is a CPA and received a BS degree in accounting from Rutgers University and an MBA from Fordham University.

Matthew C. Hill served as the Company’s Chief Financial Officer from March 2003 until his resignation on April 3, 2007. He is currently employed by the Company as the Principal Financial Officer during a transition period which will end with the filing of the Company’s first quarter 2007 SEC Form 10-Q. He served as the Controller of the Company from August 2002 to March 2003. In January, 2007, he was appointed to the additional position of Vice President, Operations. From 1994 through 2002, Mr. Hill held various positions, up to the level of senior manager, with Grant Thornton LLP, the U.S. member firm of the international accounting and auditing organization of Grant Thornton International.

C. Bryan Byrd is the Vice President, Research and Development of the Company. Mr. Byrd joined the Company in April 1993 to oversee software development for new products. Prior to joining the Company, Mr. Byrd co-founded and served as the Director of Engineering for BioPhysical Interface Corp. from 1989 to 1993, where he was responsible for developing automated computerized monitoring equipment for pacemaker and open heart operating rooms and follow-up clinics. Prior to his involvement with BioPhysical Interface Corp., Mr. Byrd was employed by Mt. Sinai Medical Center in Miami Beach, Florida as a clinical software engineer.

John Huley is the Vice President, Sales of the Company. From 2000 to 2004, Mr. Huley held the position of Northeast Region Manager with Abbott Vascular Devices, where he managed the Northeastern United States in sales of interventional cardiology devices. Prior to that, he worked for over 17 years with United States Surgical Corporation where he rose to Divisional Manager primarily responsible for sales of surgical stapling and suture devices. Mr. Huley has over 20 years of increasing responsibilities in surgical device and interventional cardiology device sales and sales management.

Thomas Maguire is the Vice President, Regulatory and Quality Assurance of the Company. From 2000 to 2004, Mr. Maguire served as Regulatory Compliance Manager, then Group Manager at Synthes (USA). In those roles he was responsible for developing regulatory strategy concerning the firm’s biomaterial division, and subsequently managed one of its product development groups. From 1997 to 2000 he was the Director of Regulatory Affairs and Quality Assurance for Ramus Medical Technologies, a start-up device manufacturer focused on the development of novel cardiovascular products. Mr. Maguire has over 15 years experience in quality assurance, regulatory compliance and medical devices.

Abhijeet Lele has served as a director of the Company since April 2002. He is a Class III director whose term expires in 2007. Since October 1999, Mr. Lele has served as a Managing Member of the general partner of EGS Private Healthcare Partnership, L.P. and EGS Private Healthcare Counterpart, L.P., (the “EGS Entities”) and other affiliated funds, all of which are private equity funds focusing on investments in private and public healthcare companies. Each of the EGS Entities is a shareholder of the Company. From 1994 to 1997, Mr. Lele was a consultant in the healthcare practice of McKinsey & Company. Before joining McKinsey & Company, Mr. Lele held operating positions in the pharmaceutical and biotechnology industries. He holds an MA in molecular biology from Cambridge University and an MBA with distinction from Cornell University. Mr. Lele also serves as a director of CryoCath Technologies (TSE:CYT), Medarex, Inc. (NASDAQ: MEDX), Stereotaxis, Inc. (NASDAQ: STXS), Optiscan Biomedical Corporation and Ekos Corporation.

Gerard Michel has served as a director of the Company since January 2007. He is a Class II director who must stand for election in 2007. Mr. Michel is the Chief Financial Officer and Vice President, Corporate Strategy of NPS Pharmaceuticals, Inc. (NASDAQ: NPSP) (“NPS”). NPS engages in the discovery, development, and commercialization of small molecules and recombinant proteins. NPS’ product candidates are primarily used for the treatment of bone and mineral disorders, gastrointestinal disorders, and central nervous system disorders. From 1995 to 2002, Mr. Michel served as a Principal of the consulting firm of Booz-Allen & Hamilton where he worked with medical device companies, large pharmaceutical companies, biotech firms, and healthcare service firms. From 1988 to 1995, Mr. Michel was with Lederle Laboratories, serving in Marketing, Sales and Corporate Development roles, both domestically and internationally. Mr. Michel received an MS in microbiology and an MBA degree, both from the University of Rochester.

Richard C. Williams has served as a director of the Company since August 2002. He is a Class I director whose term expires in 2008. Since 1989, Mr. Williams has served as the founder and President of Conner-Thoele Limited, a consulting and financial advisory firm specializing in the healthcare industry and pharmaceutical segment. From 2000 to April 2001, he also served as Vice Chairman—Strategic Planning and a director of King Pharmaceuticals Inc., a specialty pharmaceutical company (NYSE: KG). From 1992 to 2000, prior to its acquisition by King Pharmaceuticals in 2000, Mr. Williams served as Chairman and a director of Medco Research, a cardiovascular pharmaceutical development company publicly traded on the NYSE. From 1997 to 1999, he was Co-Chairman and a director of Vysis, a genetic biopharmaceutical publicly traded on the NASDAQ. Prior to founding Conner-Thoele Limited in 1989, Mr. Williams held various operational and financial management officer positions with Erbamont, N.V., Field Enterprises, Inc., Abbott Laboratories and American Hospital Supply Corporation. Mr. Williams is the non-executive Chairman of the Board and interim Chief Executive Officer of Cellegy Pharmaceuticals, a publicly-held specialty pharmaceutical company. Mr. Williams is also Chairman and a director of ISTA Pharmaceuticals, Inc., (NASDAQ: ISTA) an ophthalmology company, and is a former member of the Listed Company Advisory Committee of the NYSE. Mr. Williams received a BA in economics from DePauw University and an MBA from the Wharton School.

There are no family relationships among the directors and executive officers of the Company.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and holders of more than 10% of our common stock to file reports of ownership and changes in ownership with the Commission. Such persons are required to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us or oral or written representations from certain reporting persons that no Form 5s (Annual Statement of Changes in Beneficial Ownership of Securities) were required for those persons, we believe that, with respect to the year ended December 31, 2006, one of our executive officers, directors and greater than 10% beneficial owners did not comply on a timely basis with all such filing requirements. C. Bryan Byrd, Vice President, Engineering filed Form 4 for the purchase of 1,000 shares of Company stock one day late.

Audit Committee

We have an Audit Committee of our Board of Directors established in accordance with Section 3(a)(58)(A) of the Exchange Act. Currently, Abhijeet Lele, Richard Williams and Gerard Michel are members of the Audit Committee. Mr. Lele qualifies as an independent “audit committee financial expert” as such term is defined in Item 407(d)(s) of Regulation S-K. The Board has determined that all the members meet the SEC’s requirements with respect to independence of listed company Audit Committee members.

The Audit Committee operates pursuant to a written charter which is available on the Company’s website at www.epmedsystems.com/company/governance.html.

Code of Ethics

We have adopted a written code of ethics that applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer or controller and any persons performing similar functions. The code of ethics is included in our Code of Business Conduct and Ethics. All of our directors and employees, including our Chief Executive Officer and other senior executives, are required to comply with our Code of Business Conduct and Ethics to help ensure that our business is conducted in accordance with the highest standards of moral and ethical behavior. Our Code of Business Conduct and Ethics covers all areas of professional conduct, including customer relationships, conflicts of interest, insider trading, intellectual property and confidential information, as well as requiring strict adherence to all laws and regulations applicable to our business. Employees are required to bring any violations and suspected violations of the Code of Business Conduct and Ethics to the attention of EP MedSystems, through management or by using the Company’s confidential compliance line. A copy of our Code of Business Conduct and Ethics is available on our website at http://www.epmedsystems.com/company/governance.html. We will also provide a copy of our Code of Business and Conduct and Ethics to any person without charge upon written request addressed to EP MedSystems, Inc., 575 Route 73 North, Bldg. D, West Berlin, New Jersey 08091, Attention: James J. Caruso, Interim Chief Financial Officer.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

Compensation Objectives

The primary objectives of the Company’s executive compensation program are to attract and retain key executives, to stimulate management’s efforts on our behalf in a way that supports our business plan and to align management’s incentives with the long-term interests of the Company and its shareholders. Decisions on salary adjustments and compensation awards for executive officers have been made by the entire Board of Directors.

Board meetings involving consideration of compensation adjustments and awards for executive officers typically have included, for all or a portion of each meeting, not only the board members but also our chief executive officer. For compensation decisions relating to executive officers other than our chief executive officer, the chief executive officer typically makes recommendations and reviews them with the chairman of the Compensation Committee and the other members of the committee. The Board of Directors, in conjunction with input from the Compensation Committee members, then considers the recommendations from the chief executive officer.

The Company has not engaged an outside independent human resources consultant in the evaluation of the salaries of the executive officers. The recommendations from the compensation committee on the base salary of executive officers are based upon the collective experience of the members and public and nonpublic information that is available to evaluate the market range of base salaries for executives in companies of similar size and industry. In 2006, the Company used a retained executive search firm in the hiring of its Chief Executive Officer. This search firm assisted the Compensation Committee in providing structuring an appropriate compensation package for the new executive.

Under Section 162(m) of the United States Internal Revenue Code of 1986, as amended (tax “Tax Code”), compensation in excess of $1 million paid to a chief executive officer or to any of the four other most highly compensated officers generally cannot be deducted. The Compensation Committee has determined the Company’s compensation practices and policies are not currently affected by this limitation.

Elements of Compensation

The Company’s executive compensation program consists of the following basic components: base salary, long-term incentives pursuant to the Company’s various option plans, limited perquisites and in some cases a cash bonus. Each component of the compensation program serves a particular purpose. Base salary is primarily designed to reward current and past performance, and may be adjusted from time to time to realign salaries with market levels. Cash bonuses may also be granted to reward individual contributions and superior job performance. Grants of long-term incentives are primarily designed to tie a portion of each executive’s compensation to long-term future performance. In addition, executives participate in the benefit plans and programs that are generally available to all employees of the Company. Although our Board of Directors does review total compensation, we do not believe that significant compensation derived from one component of compensation should negate or reduce compensation from another component.

Base Salary. The Board of Directors and Compensation Committee review the base salaries of each executive officer. In determining the appropriate level of compensation for each executive officer, the Board of Directors, based on the recommendation of the Compensation Committee, evaluates the executive’s performance as it relates the Company’s goals, objectives and strategic business plan and made the evaluation based upon the collective experience of the members and public and nonpublic information that is available to the members.

Long-Term Incentive Compensation. In determining the long-term incentive component of our executive officers’ compensation in 2006, the Board of Directors based on the recommendation of the Compensation Committee, reviewed the equity compensation of each employee, including executive officers, made adjustments as appropriate so that employees within the same level of the Company had a comparable equity stake in the Company. Our executive officers are eligible to receive awards under the Company’s various option plans. The option plans permit the Board of Directors to award eligible employees and consultants with incentive options and non-statutory stock options. Awards to executive officers under the option plans have generally consisted of incentive options and non-statutory stock options, or a combination thereof. The Compensation Committee and the Board of Directors may issue non-statutory options outside the Company’s option plans, as was the case with in 2006 with the hiring of the Company’s Chief Executive Officer.

The option plans permit the Board of Directors to award eligible employees and consultants with incentive-based and non-incentive-based compensation. The maximum number of shares of stock of the Company that may be subject to incentives under the plans, including without limitation incentive options, is as follows:

Plan	Options
1995 Long Term Incentive Plan (1)	692,908
2002 Stock Option Plan	990,000
2006 Stock Option Plan	1,000,000

(1)	This plan is closed for the issuance of any new options.

The Company shall reserve at least the amount of shares outstanding under each of the plans. The plans also restrict the number of shares that may be issued to one individual in any given twelve-month period. The option plans will be administered and managed within the discretion of Compensation Committee of the Company. Incentives under the option plans may be granted to eligible employees or consultants in any one or a combination of incentive options or non-statutory stock options.

Annual Cash Incentives. The Board of Directors believes that the Company’s compensation program should focus the named executive officers and other key executives on our annual financial performance and should reward individual performance. Annually, the members create an individual bonus plan for the named executive officers and other key executives

The purpose of the individual plan is to:

•	Focus participants’ actions on the achievement of annual revenue growth and profitability goals;

•	Align participants’ actions on the accomplishment of key operational and strategic goals;

•	Encourage and reward participants for the achievement of specific objectives; and

•	Maintain a competitive range of incentive compensation opportunities.

With respect to individual goals, the Chief Executive Officer establishes his goals with the Compensation Committee and the Chief Executive Officer oversees the establishment of each of the other named executive officer’s goals for the upcoming year. Upon completion of the year, the Chief Executive Officer rates each of the other named executive officer on the attainment of those goals. The Board of Directors retains the sole discretion to determine whether the Company and the named executive officer have met the objectives.

In addition, the Board of Directors may determine to award cash bonuses to our executive officers based upon exceptional performance, although it has done so in limited circumstances.

Perquisites. We generally limit the perquisites that we make available to our executive officers. With the exception of Mr. Jenkins, Chairman of the Board of Directors, perquisites to executive officers consist only of auto allowances. The additional perquisite received by Mr. Jenkins is identified in the footnotes to the Summary Compensation Table.

Other Compensation. Executive officers are eligible to participate in all of our employee benefit plans, such as a medical, dental and life insurance plan, and a 401(k) plan. At this time, the Company does not make matching contributions to the 401(k) plan.

Compensation Policies

Effect of Accounting and Tax Treatment. On January 1, 2006, the Company adopted SFAS No. 123—Revised 2004, Share-Based Payment (“SFAS 123(R)”), which establishes accounting for stock-based payment transactions for employee services and goods and services received from non-employees. SFAS 123(R) is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and supersedes APB No. 25, Accounting for Stock Issued to Employees. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the award, and is recognized as expense over the employee’s or non-employee’s service period, which is generally the vesting period of the equity grant. Because the Company offers incentive stock options and non-qualified stock options, the deductibility of a compensation award by the Company may not always occur at the time the award is otherwise taxable to the employee.

Timing Issues. With the exception of significant promotions and new hires, we intend to review equity compensation awards annually following the availability of the financial results for the prior year. Grants were made in December 2006 for the last fiscal year. This timing enables us to consider prior year performance by the Company and the potential recipients and our expectations for the current year. Grants to newly hired employees are effective on the latter of the employee’s first day of employment or upon approval of the grant by the Board of Directors. The exercise price of stock options is based upon the grant date fair market value, which is the fair market value of our common stock on the date of grant.

Stock Ownership Guidelines. The Board of Directors has not adopted specific stock ownership guidelines for executive officers. Under the terms of the option plans, however, in any given year, individuals are limited to the number of incentives they receive which may be issued pursuant to the plans. Except as may otherwise be permitted by the Tax Code, incentive options granted to an individual during one calendar year shall be limited, such that at the time the incentive options are granted, the Fair Market Value (as defined in the plans) of the stock covered by all incentive options first exercisable in any calendar year may not, in the aggregate, exceed $100,000.

Exercise of Discretion. Pursuant to the plans, the Compensation Committee retains limited discretion in connection with the payment of performance based compensation in cases where the defined performance goals have not been met. The Compensation Committee also retains discretion to accelerate the vesting of unvested incentives upon a individual’s termination of employment with the Company. The Compensation Committee exercised this option with respect to certain options in recognition for Mr. Jenkins’s service in 2006 as Chief Executive Officer and Chief Operating Officer.

Adjustment or Recovery of Awards upon Restatement of Company Performance. The Company does not have a formal policy with respect to whether executive officers are required to return cash and equity incentive awards if the relevant performance targets upon which the awards are based are ever restated or otherwise adjusted in a manner that would reduce the size of an award or payment. Under the stock option plans, however, in determining the actual size of performance-based incentives, the Compensation Committee may reduce or eliminate the amount of the performance-based incentives earned over the relevant period, if, in its sole and absolute discretion, such reduction or elimination is appropriate.

Chief Executive Officer Compensation

David Bruce, who was hired by the Company on August 16, 2006, will receive an annual base salary of $300,000. Mr. Bruce will also be eligible to participate in the Company’s executive officer cash bonus plan in which he can earn up to 20% of his annual base salary. Pursuant to the Offer Letter in connection with Mr. Bruce’s employment, the Company made the following stock option grants to Mr. Bruce in 2006: (1) 250,000 stock options under the Company’s 2006 Stock Option Plan, (2) 50,000 stock options under the Company’s 2002 Stock Option Plan and (3) 500,000 stock options outside of the Company’s existing plans. The stock options have a life of 10 years, vest annually in five equal installments and have an exercise price equal to the fair-market value of the Company’s common stock, defined as the mean between the high and low of the Company’s share price on the date of the grant or $1.44, in this case on the first day of employment, August 16, 2006. The Offer Letter provided for additional grants of up to 200,000 stock options over the next two years based on agreed upon goals. These options were granted on November 16, 2006 at an exercise price of $1.34 per share. The Offer Letter provided a separate Change in Control Agreement which will result in a payment of two times the Executive’s annual base salary and an acceleration of vesting of all unvested options upon a change of control. The Offer Letter also provides for severance payments to the Executive in the event that he is terminated by the Company without cause, as defined in the Offer Letter equal to (1) continuation of base salary for 12 months, (2) continuation of payment of medical and other benefits and (3) a six month acceleration of any unvested stock options.

In determining the compensation level for the new Chief Executive Officer, the Company used a retained executive search firm in the hiring of its Chief Executive Officer. This search firm assisted the Compensation Committee in structuring an appropriate compensation package for the new executive.

Senior Management Incentive Agreements

On May 12, 2005 our Board of Directors approved Senior Management Incentive Agreements with each of six senior officers. Those senior officers are Matthew C. Hill, our Chief Financial Officer and Secretary, C. Bryan Byrd, our Vice President, Engineering and Manufacturing, John Huley, our Vice President, Sales, Thomas Maguire, our Vice President, Regulatory and Quality Assurance, Richard Gibbons, our Director of Operations, and Kristine Fuimaono, our Director of Marketing. The agreements provide that if the senior officer is employed by the Company immediately prior to a change of control (as defined in the agreements) of the Company, the Company will pay to each of the senior officers an amount equal to two times the senior officer’s annual base salary (which excludes any incentive pay, premium pay, commissions, overtime, bonuses and other forms of variable compensation) at the time of such change of control. The agreements also confirm our policy previously approved by our Board of Directors that all options to purchase common stock of the Company granted to our employees (including all senior officers) will vest immediately prior to a change of control. The management incentive agreements also provide that if a senior officer’s benefits under the management incentive agreement would result in an Internal Revenue Code Section 280C(b)(1) “parachute payment,” such senior officer will receive an additional amount not to exceed 20% of the amount of the payments and benefits otherwise payable to the senior officer upon the occurrence of a change in control. All senior officers are employed by the Company on an “at-will” basis and none of the senior officers has an employment agreement with the Company.

The following report of the Compensation Committee of the Board of Directors shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, and the information shall not be deemed to be incorporated by reference into any filing made by the company under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis included in this report with management. Based on the Compensation Committee’s review of and discussions with management with respect to the Compensation Discussion and Analysis, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this report.

Submitted by the Compensation Committee of the Board of Directors.

Richard Williams — Chairman of the Compensation Committee

Abhijeet Lele

Gerard Michel

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding compensation paid to our Named Executive Officers for the fiscal year ended December 31, 2006. The “Named Executive Officers” are the our Chief Executive Officer, Chief Financial Officer and three other most highly compensated executive officers based on total compensation earned during 2006.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (1) ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation (2) ($)	Total ($)
David A. Jenkins Chairman President, Chief Executive Officer and Chief Operating (3)	2006	48,000	—	—	257,412	—	—	4,382	309,794
David I. Bruce President, Chief Executive and Operating Officer (4)	2006	112,500	—	—	79,086	—	—	—	191,586
James J. Caruso Interim Chief Financial Officer (5)	2006	—	—	—	—	—	—	—	—
Matthew C. Hill (6) Chief Financial Officer	2006	152,100	10,000	—	60,437	20,000	—	6,000	248,537
C. Bryan Byrd Vice President, Engineering and Manufacturing	2006	177,675	—	—	60,190	21,000	—	—	258,865
John Huley Vice President, Sales	2006	150,000	—	—	92,665	22,900	—	6,000	271,565
Thomas Maguire Vice President, Regulatory and Quality Assurance	2006	124,025	—	—	10,445	20,000	—	6,000	160,470

1.	The amounts in these columns reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006 in accordance with FAS 123(R) of awards pursuant to the Company’s equity incentive plans and therefore may include amounts from awards granted in 2006 and prior. Assumptions used in the calculation of these amounts for awards granted in fiscal years ended December 31, 2006, 2005, and 2004 are included in Note 2 Summary of Significant Accounting Policies to the Company’s audited financial statements for the fiscal year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission on March 31, 2007. Assumptions used in the calculation of these amounts for the fiscal years ended December 31, 2003 and 2002 are included in Note 2 Summary of Significant Accounting Policies to the Company’s audited financial statements for the fiscal year ended December 31, 2003, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 30, 2007. However, as required, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

2.	All Other Compensation consisted of the following:

Name		Company Paid Healthcare Premiums ($)	Car Allowance ($)	Company Matching Contribution to 401(k) Plan ($)	Total ($)
David A. Jenkins	2006	$4,392	—	—	$4,382
David I. Bruce	2006	—	—	—	—
James J. Caruso	2006	—	—	—	—
Matthew C. Hill	2006	—	$6,000	—	$6,000
C. Bryan Byrd	2006	—	—	—	—
John Huley	2006	—	$6,000	—	$6,000
Thomas Maguire	2006	—	$6,000	—	$6,000

3.	Mr. Jenkins served as President, Chief Executive Officer and Chief Operating Officer of the Company from October, 2005 through August, 2006. He has served as Chairman of the Board since 1995.

4.	Mr. Bruce was hired as the Chief Executive Officer and President in August, 2006.

5.	Mr. Caruso was hired as the Chief Financial Officer on April 17, 2007. He will assume the duties of Principal Financial Officer immediately following the filing of the Company’s first quarter 2007 SEC Form 10-Q.

6.	Mr. Hill was the Company’s Chief Financial Officer from March, 2003 until he resigned his position on April 3, 2007. He is currently employed by the Company as the Principal Financial Officer during a transition period which will end with the filing of the Company’s first quarter 2007 SEC Form 10-Q.

GRANTS OF PLAN-BASED AWARDS

The following table includes certain information with respect to grants of plan-based awards to the Named Executive Officers during the fiscal year ended December 31, 2006.

Name	Grant Date	Plan Name	Estimated Future Payments Under Non-Equity Incentive Plan Awards			Estimated Future Payments Under Equity Incentive Plan Awards
			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Option Awards: Number of securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards ($)
David A. Jenkins	—	—	—	—	—	—	—	—	—	—	—
David I. Bruce (1)	8/16/06	2002 Plan	—	—	—	—	—	—	50,000	1.44	72,000
David I. Bruce	8/16/06	2006 Plan	—	—	—	—	—	—	250,000	1.44	360,000
David I. Bruce	8/16/06	Nonqualified	—	—	—	—	—	—	500,000	1.44	720,000
David I. Bruce	11/17/06	Nonqualified	—	60,000	60,000	—	200,000	200,000	200,000	1.34	268,000
James J. Caruso	—	—	—	—	—	—	—	—	—	—	—
Matthew Hill (2)	12/12/06	2006 Plan	—	—	—	—	—	—	30,000	1.22	36,600
C. Bryan Byrd (3)	12/12/06	2006 Plan	—	—	—	—	—	—	30,000	1.22	36,600
John Huley (4)	12/12/06	2006 Plan	—	—	—	—	—	—	20,000	1.22	24,400
Thomas Maguire (5)	12/12/06	2006 Plan	—	—	—	—	—	—	10,000	1.22	12,200

1.	On August 16, 2006, upon the start of his employment as our President and CEO, we granted David I. Bruce an incentive stock option to purchase 50,000 shares of common stock pursuant to the 2002 Stock Option Plan at an exercise price of $1.44; an incentive stock option to purchase 250,000 shares of common stock pursuant to the 2006 Stock Option Plan at an exercise price of $1.44; and a nonqualified stock option to purchase 500,000 shares of common stock at an exercise price of $1.44. The options vest over 5 years, subject to acceleration upon a change of control (as defined) of our company, and have a term of 10 years.

In addition on November 17, 2006, we granted Mr. Bruce an nonqualified stock option to purchase 200,000 shares of common stock pursuant to a separate agreement at an exercise price of $1.34. The options vest over 2 years associated with meeting operating goals for our company. The options have a term of 10 years

2.	On December 12, 2006, we granted Matthew C. Hill, our Chief Financial Officer, an incentive stock option to purchase 30,000 shares of common stock pursuant to the 2006 Stock Option Plan at an exercise price of $1.22 per share. The options vest over 5 years, subject to acceleration upon a change of control (as defined) of our company, and have a term of 10 years.

3.	On December 12, 2006, we granted C. Bryan Byrd, our Vice President, Engineering and Manufacturing, an incentive stock option to purchase 30,000 shares of common stock pursuant to the 2006 Stock Option Plan at an exercise price of $1.22 per share. The options vest over 5 years, subject to acceleration upon a change of control (as defined) of our company, and have a term of 10 years.

4.	On December 12, 2006, we granted John Huley, our Vice President, Sales, an incentive stock option to purchase 20,000 shares of common stock pursuant to the 2006 Stock Option Plan at an exercise price of $1.22 per share. The options vest over 5 years, subject to acceleration upon a change of control (as defined) of our company, and have a term of 10 years.

5.	On December 12, 2006, we granted Thomas McGuire, our Vice President, Regulatory Affairs and Quality Assurance, an incentive stock option to purchase 10,000 shares of common stock pursuant to the 2006 Stock Option Plan at an exercise price of $1.22 per share. The options vest over 5 years, subject to acceleration upon a change of control (as defined) of our company, and have a term of 10 years.

OPTIONS EXERCISED AND STOCK VESTED TABLE

No stock options were exercised by Named Executive Officers during the fiscal year ended December 31, 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

The following table includes certain information with respect to the stock options held by each of the Named Executive Officers as of December 31, 2006.

Name	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
David I. Bruce	—	800,0000	—	1.44	August 16, 2016	—	—	—	—
David I. Bruce	—	—	200,000	1.34	November 17, 2016	—	—	—	—
David Jenkins	60,500	—	—	2.67	October 11, 2015	—	—	—	—
David Jenkins	121,000	—	—	2.90	October 21, 2015	—	—	—	—
David Jenkins	70,000	—	—	2.20	December 24, 2010	—	—	—	—
David Jenkins	60,500	—	—	2.67	October 11, 2015	—	—	—	—
Bryan Byrd	50,000	—	—	4.13	April 17, 2010	—	—	—	—
Bryan Byrd	40,000	10,000	—	2.40	August 29, 2012	—	—	—	—
Bryan Byrd	30,000	20,000	—	2.14	May 7, 2003	—	—	—	—
Bryan Byrd	10,800	7,200	—	2.91	July 22, 2013	—	—	—	—
Bryan Byrd	3,000	2,000	—	3.75	November 3, 2013	—	—	—	—
Bryan Byrd	2,400	3,600	—	3.15	July 22, 2014	—	—	—	—
Bryan Byrd	1,800	7,200	—	3.46	March 2, 2015	—	—	—	—
Bryan Byrd	600	2,400	—	3.03	May 12, 2015	—	—	—	—
Bryan Byrd	—	30,000	—	1.22	December 12, 2016	—	—	—	—
Matthew Hill	12,000	3,000	—	2.00	August 1, 2012	—	—	—	—
Matthew Hill	30,000	20,000	—	1.32	March 5, 2013	—	—	—	—
Matthew Hill	2,250	2,250	—	2.55	August 15, 2013	—	—	—	—
Matthew Hill	30,000	20,000	—	2.25	August 26, 2013	—	—	—	—
Matthew Hill	2,000	3,000	—	3.20	March 9, 2014	—	—	—	—
Matthew Hill	10,000	15,000	—	3.15	July 22, 2014	—	—	—	—
Matthew Hill	3,000	12,000	—	3.73	March 2, 2015	—	—	—	—
Matthew Hill	—	30,000	—	1.22	December 12, 2016	—	—	—	—
John Huley	60,000	30,000	—	3.18	May 10, 2014	—	—	—	—
John Huley	4,000	12,000	—	2.95	October 31, 2015	—	—	—	—
John Huley	4,000	12,000	—	3.62	July 11, 2015	—	—	—	—
John Huley	—	20,000	—	1.22	December 12, 2106	—	—	—	—
Thomas Maguire	—	10,000	—	1.22	December 12, 2106	—	—	—	—
Thomas Maguire	10,000	15,000	—	2.70	October 18, 2104	—	—	—	—

Director Compensation Table

Non-employee directors of EP MedSystems received amounts ranging from $22,500 to $25,500 for their service for the year ended December 31, 2006. Directors will be compensated for the year ended December 31, 2007 as follows: (i) a retainer of $15,000 per year is payable to each outside director payable in quarterly installments, (ii) a meeting fee of $1,500 per director is payable with respect to each regularly scheduled meeting, and (iii) a meeting fee of $1,500 is payable for each telephone meeting in excess of one hour. In addition, the directors are reimbursed for their reasonable travel expenses incurred in performance of their duties as directors and directors receive a grant of an option to purchase 60,000 shares of Common Stock when they join the Board of Directors.

The following table sets forth information regarding the compensation earned by our directors in 2006:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value & Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David A. Jenkins	22,500	—	—	—	—	—	22,500
David I. Bruce	—	—	—	—	—	—	—
Richard C. Williams	25,500	—	24,197	—	—	—	49,697
Gerard Michel	—	—	—	—	—	—	—
Abhijeet Lele	25,500	—	25,205	—	—	—	50,705
Paul Ray	25,500	—	24,228	—	—	—	49,728

1.	The amounts in these columns reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006 in accordance with FAS 123(R) of awards pursuant to the Company’s equity incentive plans and therefore may include amounts from awards granted in 2006 and prior. Assumptions used in the calculation of these amounts for awards granted in fiscal years ended December 31, 2006, 2005, and 2004 are included in Note 2 Summary of Significant Accounting Policies to the Company’s audited financial statements for the fiscal year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission on March 31, 2007. Assumptions used in the calculation of these amounts for the fiscal years ended December 31, 2003 and 2002 are included in Note 2 Summary of Significant Accounting Policies to the Company’s audited financial statements for the fiscal year ended December 31, 2003, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 30, 2007. However, as required, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

Compensation Plans and Other Arrangements

1995 Long Term Incentive Plan

Our 1995 Long Term Incentive Plan (the “1995 Incentive Plan”) was adopted by our Board of Directors and shareholders in November 1995. There were 1,000,000 of shares of our common stock reserved for issuance under the 1995 Incentive Plan. At December 31, 2006, options to purchase 698,208 shares of our common stock were outstanding at exercise prices ranging from $1.34 to $4.25 per share. The 1995 Incentive Plan provides for grants of “incentive” and “non-qualified” stock options to employees of EP Med. The 1995 Incentive Plan is administered by the Compensation Committee, which determines the optionees and the terms of the options granted, including the exercise price, number of shares subject to the options and the exercisability thereof. The 1995 Incentive Plan terminated on November 30, 2005. Options may no longer be issued under the plan.

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

1995 Director Option Plan

The Company’s 1995 Director Option Plan was adopted by our Board of Directors and our shareholders in November 1995. A total of 180,000 shares of our common stock were reserved for issuance under the 1995 Director Option Plan, and options to purchase 180,000 shares were outstanding as of December 31, 2006 at exercise prices ranging from $2.10 to $2.50 per share. The 1995 Director Option Plan provides for grants of “director options” to eligible directors of EP Med and for grants of “advisor options” to eligible members of the Scientific Advisory Board. Director options and advisor options become exercisable at the rate of 1,000 shares per month, commencing with the first month following the date of grant for so long as the optionee remains a director or advisor, as the case may be. The 1995 Director Option Plan is administered by the Plan Committee of the Company, which determines the optionees and the terms of the options granted, including the exercise price and the number of shares subject to the options. Options granted under the 1995 Incentive Plan are generally subject to vesting over five years, and vesting generally accelerates upon a change of control of the Company as defined therein. The 1995 Director Option Plan terminated on November 30, 2005. Options may no longer be issued under the plan.

2002 Stock Option Plan

The Company’s 2002 Stock Option Plan (the “2002 Plan”) was approved by our Board of Directors and our shareholders in August 2002 and amended in December 2005. A total of 1,000,000 shares of our common stock are reserved for issuance under the 2002 Plan. At December 31, 2006, options to purchase 984,000 shares were outstanding at exercise prices ranging from $1.19 to $3.73. The 2002 Plan provides for grants of incentive stock options to our employees and officers and for grants of non-qualified stock options to employees, officers, advisors and consultants of EP Med. Options granted under the 1995 Incentive Plan are generally subject to vesting over five years, and vesting generally accelerates upon a change of control of the Company as defined therein. The 2002 Plan is administered by the Compensation Committee. The 2002 Plan will terminate on August 29, 2012, unless terminated earlier by our Board of Directors.

2006 Stock Option Plan

The Company’s 2006 Stock Option Plan (the “2006 Plan”) was approved by our Board of Directors in October 2005 and our shareholders in December 2005. A total of 1,000,000 shares of our common stock are reserved for issuance under the 2006 Plan. At December 31, 2006, options to purchase 569,000 shares were outstanding at an exercise prices ranging from $1.20 to $2.90. The 2006 Plan provides for grants of incentive stock options to our employees and officers and for grants of non-qualified stock options to employees, officers, advisors and consultants of the Company. The 2006 Plan is administered by the Compensation Committee. Options granted under the 1995 Incentive Plan are generally subject to vesting over five years, and vesting generally accelerates upon a change in control of the Company as defined therein. The 2006 Plan will terminate on October 21, 2015, unless terminated earlier by our Board of Directors.

2006 Director Plan

The Company’s 2006 Director Plan (the “2006 Director Plan”) was adopted by our shareholders in December 2005. A total of 1,000,000 shares of our common stock are reserved for issuance under the 2006 Director Plan, and no options were outstanding as of December 31, 2006. The 2006 Director Plan provides for grants of “director options” to eligible directors of EP Med and for grants of “advisor options” to eligible members of the Scientific Advisory Board. Director options and advisor options become exercisable at the rate of 1,000 shares per month, commencing with the first month following the date of grant for so long as the optionee remains a director or advisor, as the case may be. The 2006 Director Plan is administered by the Plan Committee of the Company, which determines the optionees and the terms of the options granted, including the exercise price and the number of shares subject to the options. The 2006 Director Option Plan will terminate on October 21, 2015, unless earlier terminated by the Board of Directors.

Employment Contracts and Termination of Employment and Change-in-control Arrangements

On May 12, 2005 our Board of Directors approved Senior Management Incentive Agreements with each of six senior officers. Those senior officers are Matthew C. Hill, our Chief Financial Officer and Secretary, C. Bryan Byrd, our Vice President, Engineering and Manufacturing, John Huley, our Vice President, Sales, Thomas Maguire, our Vice President, Regulatory and Quality Assurance, Richard Gibbons, our Director of Operations, and Kristine Fuimaono, our Director of Marketing. The agreements provide that if the senior officer is employed with EP MedSystems immediately prior to a change of control (as defined in the agreements) of the Company, the Company will pay to each of the senior officers an amount equal to two times the senior officer’s annual base salary (which excludes any incentive pay, premium pay, commissions, overtime, bonuses and other forms of variable compensation) at the time of such change of control. The agreements also confirm our policy previously approved by our Board of Directors that all options to purchase common stock of EP MedSystems granted to our employees (including all senior officers) will vest immediately prior to a change of control. The management incentive agreements also provide that if a senior officer’s benefits under the management incentive agreement would result in an Internal Revenue Code Section 280C(b)(1) “parachute payment,” such senior officer will receive an additional amount not to exceed 20% of the amount of the payments and benefits otherwise payable to the senior officer upon the occurrence of a change in control. All senior officers are employed by the Company on an “at-will” basis and none of the senior officers has an employment agreement with the Company.

David Bruce, who was hired by the Company on August 16, 2006, will receive an annual base salary of $300,000. Mr. Bruce will also be eligible to participate in the Company’s executive officer cash bonus plan in which he can earn up to 20% of his annual base salary. Pursuant to the Offer Letter in connection with Mr. Bruce’s employment, the Company made the following stock option grants to Mr. Bruce in 2006: (1) 250,000 stock options under the Company’s 2006 Stock Option Plan, (2) 50,000 stock options under the Company’s 2002 Stock Option Plan and (3) 500,000 stock options outside of the Company’s existing plans. The stock options have a life of 10 years, vest annually in five equal installments and have an exercise price equal to the fair-market value of the Company’s common stock, defined as the mean between the high and low of the Company’s share price on the date of the grant or $1.44, in this case on the first day of employment, August 16, 2006. These options were granted on November 17, 2006 at an exercise price of $1.34 per share. The Offer Letter for additional grants of up to 200,000 stock options over the next two years based on agreed upon goals. The Offer Letter provided a separate Change in Control Agreement which will result in a payment of two times the Executive’s annual base salary and an acceleration of vesting of all unvested options upon a change of control. The Offer Letter also provides for severance payments to the Executive in the event that he is terminated by the Company without cause, as defined in the Offer Letter equal to (1) continuation of base salary for 12 months, (2) continuation of payment of medical and other benefits and (3) a six month acceleration of any unvested stock options.

In determining the compensation level for the new Chief Executive Officer, the Company used a retained executive search firm in the hiring of its Chief Executive Officer. This search firm assisted the Compensation Committee in structuring an appropriate compensation package for the new executive.

Stock Performance Graph

The following line graph and table compare, for the five most recently concluded fiscal years, the yearly percentage change in the cumulative total stockholder return, assuming reinvestment of dividends, on the Company’s common stock with the cumulative total return of companies on the NASDAQ Stock Market and an the Russell 3000 Index.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG EP MEDSYSTEMS, INC., THE RUSSELL 3000 INDEX AND NASDAQ MARKET INDEX

COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE

COMPANIES, PEER GROUPS, INDUSTRY INDEXES AND/OR BROAD MARKETS

	FISCAL YEAR ENDING
COMPANY/INDEX/MARKET	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/30/2005	12/29/2006
EP Medsystems Inc.	100.00	100.00	121.60	150.00	116.40	53.60
Russell 3000 Index	100.00	77.19	99.37	109.39	114.06	129.80
NASDAQ Market Index	100.00	69.75	104.88	113.70	116.19	128.12

Compensation Committee Interlocks and Insider Participation

The Board of Directors has established a Compensation Committee, consisting of Messrs. Williams, Lele and Michel. No members of the Compensation Committee are officers, employees or former officers of EP MedSystems, Inc. No executive officer of EP MedSystems, Inc. served as a member of the compensation committee or Board of Directors of another entity (or other committee of our Board of Directors performing equivalent functions or, in the absence of any such committee, the entire Board of Directors), one of whose executive officers served on the compensation committee or as a director of EP MedSystems, Inc.

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

I tem 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Based upon information available to us, the following table sets forth certain information regarding beneficial ownership of our common stock as of March 31, 2007, by (i) each of our directors, (ii) each of the executive officers identified in the Summary Compensation Table, (iii) all directors and executive officers as a group and (iv) each person known to us to beneficially own more than five percent of our common stock. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned (1)	Percent of Class
David A. Jenkins Chairman c/o EP MedSystems, Inc. 575 Route 73 N, Building D West Berlin, New Jersey 08091 (2)	3,161,684	10.4%

Group comprised of Greenberg Healthcare Management, LLC, EGS Partners, LLC, The Pharmaceutical/Medical Technology Fund, L.P., EGS Private Healthcare Associates, LLC, EGS Private Healthcare Partnership, L.P., Frederic Greenberg, and Abhijeet Lele 105 Rowayton Avenue Rowyton, CT 06853 (3)	2,626,378	8.6%

Michael A. Roth and Brian J. Stark as Joint Filers 3600 South Lake Drive St. Francis, WI 53235 (4)	2,368,725	7.8%

Group comprised of S.A.C. Capital Advisors, LLC, S.A.C Capital Associates, LLC, S.A.C. Capital Management, LLC and Steven A. Cohen. 172 Cummings Point Road Stamford, CT 06902 (5)	2,208,709	7.2%

David I. Bruce President and Chief Executive Officer c/o EP MedSystems, Inc. 575 Route 73 N, Building D West Berlin, New Jersey 08091	—	*

Richard Williams Director c/o EP MedSystems, Inc. 575 Route 73 N, Building D West Berlin, New Jersey 08091 (6)	56,000	*

Matthew C. Hill Chief Financial Officer c/o EP MedSystems, Inc. 575 Route 73 N, Building D West Berlin, New Jersey 08091 (7)	103,250	*

C. Bryan Byrd Vice President, Engineering and Manufacturing c/o EP MedSystems, Inc. 575 Route 73 N, Building D West Berlin, New Jersey 08091 (8)	174,000	*

John Huley Vice President, Sales c/o EP MedSystems, Inc. 575 Route 73 N, Building D West Berlin, New Jersey 08091 (9)	98,000	*

Thomas Maguire Vice President, Regulatory and Quality Assurance c/o EP MedSystems, Inc. 575 Route 73 N, Building D West Berlin, New Jersey 08091 (10)	10,000	*

Gerard Michel Director c/o EP MedSystems, Inc. 575 Route 73 N, Building D West Berlin, New Jersey 08091 (11)	10,000	*

All executive officers and directors as a group (9 persons) (12)	6,233,312	20.5%

*	Represents beneficial ownership of less than 1% of the common stock.

(1)	Applicable percentage ownership as of March 31, 2007 is based on 30,365,236 shares of common stock of the Company outstanding. Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act. Under Rule 13d-3, shares issuable within 60 days upon exercise of outstanding options, warrants, rights or conversion privileges are deemed outstanding for the purpose of calculating the number and percentage owned by the holder of those rights, but not deemed outstanding for the purpose of calculating the percentage owned by any other person. “Beneficial ownership” under Rule 13d-3 includes all shares over which a person has sole or shared dispositive or voting power.

(2)	Includes 312,000 shares issuable upon exercise of fully vested options. Also includes 160,000 shares held by Mr. Jenkins as trustee for the Dalin Class Trust, 42,500 shares held by Mr. Jenkins’ wife and 20,000 shares held by Mr. Jenkins’ wife as custodian for his children. Also includes 617,284 shares purchased on March 27, 2006 by FatBoy Capital, LP. Mr. Jenkins is a managing member of FatBoy Capital’s general partner. Mr. Jenkins disclaims beneficial ownership of (i) 42,500 shares held by his wife, (ii) 20,000 shares held by his wife as custodian for his children.

(3)	The information set forth with respect to the following EGS Entities is based on information contained in a Statement on Schedule 13D filed with the Commission on March 18, 2003 and other information known to the Company. The shares reflected in the table represent (i) 2,297,696 shares beneficially owned by EGS Private Healthcare Associates, LLC (“EGS Associates”), indirectly as the general partner of EGS Private Healthcare Partnership, L.P. (“EGS Partnership”), which is the record owner of 2,010,484 and EGS Private Healthcare Counterpart, L.P. (“EGS Counterpart”), which is the record owner of 287,212; (ii) 215,682 shares beneficially owned by Greenberg Healthcare Management, LLC (“Greenberg Management”), indirectly as the general partner of The Pharmaceutical/Medical Technology Fund, L.P. (“Pharma/Medical”); (iii) 2,513,378 shares beneficially owned by Frederic Greenberg indirectly, as managing member of Greenberg Management and EGS Associates, (iv) 20,000 shares beneficially owned by Frederic Greenberg; (v) 2,337,696 shares beneficially owned by Abhijeet Lele, indirectly, as managing member of EGS Private Healthcare Management, LLC, which is the General Partner of EGS Partnership and EGS Counterpart, and (vi) 60,000 shares issuable upon exercise of fully vested options beneficially held by Mr. Lele.

(4)	The information set forth with respect to Michael A. Roth and Brian J. Stark is based on information contained in a statement on Schedule 13G filed with the Commission as of December 31, 2006.

(5)	The information set forth with respect to the S.A.C. Capital Group is based on information contained in a statement on Schedule 13F filed with the Commission as of December 31, 2006.

(6)	Includes 4,000 shares issuable upon the exercise of fully vested options.

(7)	Includes 103,250 shares issuable upon exercise of fully vested options.

(8)	Includes 141,000 shares issuable upon exercise of fully vested options.

(9)	Includes 98,000 shares issuable upon exercise of fully vested options.

(10)	Includes 10,000 shares issuable upon exercise of fully vested options.

(11)	Includes 10,000 shares issuable upon exercise of fully vested options

(12)	Includes 784,250 shares issuable upon exercise of fully vested options and warrants.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes our equity compensation plan information as of December 31, 2006 with respect to outstanding awards and shares remaining available for issuance under Company’s existing equity compensation plans. Information is included in the table as to Common Stock that may be issued pursuant to Company’s equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by our stockholders (1)	2,431,208	$2.42	1,437,000
Equity compensation plans not approved by our stockholders (2)	955,000	$1.81	—

Totals	3,386,308	2.25	1,437,000

(1)	Consists of EP MedSystems (i) 1995 Long Term Incentive Plan, (ii) 1995 Director Option Plan, (iii) 2002 Stock Option Plan, (iv) 2006 Stock Option Plan, and (v) 2006 Directors Stock Option Plan.

(2)	These compensation plans or arrangements consist of options approved by our Board of Directors and granted to certain employees, directors and outside consultants from time to time to incentives such persons in connection with EP MedSystems’s business.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

Management Incentive Agreements

On May 12, 2005, the Board of Directors approved Senior Management Incentive Agreements with each of six senior officers. Those senior officers are Matthew C. Hill, Chief Financial Officer and Secretary, C. Bryan Byrd, Vice President, Engineering and Manufacturing, John Huley, Vice President, Sales, Thomas Maguire, Vice President, Regulatory and Quality Assurance, Richard Gibbons, Director of Operations, and Kristine Fuimaono, Director of Marketing. The agreements provide that if the senior officer is employed with the Company immediately prior to a “change of control” (as defined in the agreements) of the Company, the Company will pay to each of the senior officers an amount equal to two times the senior officer’s annual base salary (which excludes any incentive pay, premium pay, commissions, overtime, bonuses and other forms of variable compensation ) at the time of such change of control. The agreements also confirm our policy previously approved by our Board of Directors that all options to purchase common stock of the Company granted to our employees (including all senior officers) will vest immediately prior to a change of control. The management incentive agreements also provide that if a senior officer’s benefits under the management incentive agreement would result in an Internal Revenue Code Section 280C(b)(1) “parachute payment,” such senior officer will receive an additional amount not to exceed 20% of the amount of the payments and benefits otherwise payable to the senior officer upon the occurrence of a change in control. All senior officers are employed by EP MedSystems on an “at-will” basis and none of the senior officers has an employment agreement with EP MedSystems.

David Bruce, who was hired by the Company on August 16, 2006, will receive an annual base salary of $300,000. Mr. Bruce will also be eligible to participate in the Company’s executive officer cash bonus plan in which he can earn up to 20% of his annual base salary. Pursuant to the Offer Letter in connection with Mr. Bruce’s employment, the Company made the following stock option grants to Mr. Bruce in 2006: (1) 250,000 stock options under the Company’s 2006 Stock Option Plan, (2) 50,000 stock options under the Company’s 2002 Stock Option Plan and (3) 500,000 stock options outside of the Company’s existing plans. The stock options have a life of 10 years, vest annually in five equal installments and have an exercise price equal to the fair-market value of the Company’s common stock, defined as the mean between the high and low of the Company’s share price on the date of the grant or $1.44, in this case on the first day of employment, August 16, 2006. These options were granted on November 17, 2006 at an exercise price of $1.34 per share. The Offer Letter for additional grants of up to 200,000 stock options over the next two years based on agreed upon goals. The Offer Letter provided a separate Change in Control Agreement which will result in a payment of two times the Executive’s annual base salary and an acceleration of vesting of all unvested options upon a change of control. The Offer Letter also provides for severance payments to the Executive in the event that he is terminated by the Company without cause, as defined in the Offer Letter equal to (1) continuation of base salary for 12 months, (2) continuation of payment of medical and other benefits and (3) a six month acceleration of any unvested stock options.

In determining the compensation level for the new Chief Executive Officer, the Company used a retained executive search firm in the hiring of its Chief Executive Officer. This search firm assisted the Compensation Committee in structuring an appropriate compensation package for the new executive.

Director Independence

Our Board is currently composed of five directors, three of whom our Board has determined to be independent within the meaning of Nasdaq Marketplace Rules. These three directors are Messrs. Lele, Michel and Williams. As part of such determination of independence, our Board has determined that none of these three directors has a relationship with EP MedSystems that would interfere with the exercise of independent judgment in carrying out his responsibilities as a director. Mr. Jenkins, our Chairman and Mr. Bruce, our President and Chief Executive Officer, are the only members of management serving as a directors.

Item 14.	Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by Grant Thornton LLP for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2006 and 2005, the review of the financial statements included in our Forms 10-Q and consents issued in connection with our filings on Form S-3 and Form S-8 for 2006 and 2005 totaled $171,418 and $162,734, respectively.

Audit-Related Fees

The fees related to compliance with Section 404 of the Sarbanes-Oxley Act and other audit-related fees for the years ended December 31, 2006 and 2005 of approximately $6,558 and $4,000, respectively, are not disclosed in the paragraph captioned “Audit Fees” above.

Tax Fees

The aggregate fees billed by Grant Thornton LLP for professional services rendered for tax compliance, for the years ended December 31, 2006 and 2005 were $27,080 and $23,850, respectively. No fees were billed by Grant Thornton LLP for professional services rendered for tax advice and tax planning, for the years ended December 31, 2006 and 2005.

All Other Fees

No fees were billed by Grant Thornton LLP for products and services, other than the services described in the paragraphs captioned “Audit Fees”, “Audit-Related Fees”, and “Tax Fees” above for the years ended December 31, 2006 and 2005.

Audit Committee Policies and Procedures

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit services provided by Grant Thornton LLP in 2006. Consistent with the Audit Committee’s responsibility for engaging our independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. The Audit Committee chairperson or his designee has been designated by the Audit Committee to approve any services arising during the year that were not pre-approved by the Audit Committee. Services approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular meeting and the Audit Committee reviews services and fees for the fiscal year at each such meeting. Pursuant to these procedures, the Audit Committee approved the foregoing audit services provided by Grant Thornton LLP.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EP MEDSYSTEMS, INC.

By:	/s/ David I. Bruce
David I. Bruce,
President and Chief Executive Officer

Date: April 30, 2007

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David I. Bruce and Matthew C. Hill, and each of them individually, his true and lawful attorney-in-fact, proxy and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to act on, sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, proxies and agents, and each of them individually, full power and authority to do and perform each and every act and thing necessary and appropriate to be done in and about the premises, as fully as he might or could do in person, hereby approving, ratifying and confirming all that said attorneys-in-fact, proxies and agents or any of his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature(s)	Title(s)	Date

/s/ David I. Bruce David I. Bruce	President, Chief Executive Officer, Director	April 30, 2007

/s/ David A. Jenkins David A. Jenkins	Chairman of the Board of Directors	April 30, 2007

/s/ Matthew C. Hill Matthew C. Hill	Chief Financial Officer (Principal Financial and Accounting Officer)	April 30, 2007

/s/ Gerard Michel Gerard Michel	Director	April 30, 2007

/s/ Richard C. Williams Richard C. Williams	Director	April 30, 2007

/s/ Abhijeet Lele Abhijeet Lele	Director	April 30, 2007