Form 10-Q
period 2007-03-31
EP MEDSYSTEMS INC
filed 2007-05-08
CIK 1012394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended: March 31, 2007

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

(856) 753-8533

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at May 7, 2007
Common Stock, without par value	30,365,236 shares

EP MEDSYSTEMS, INC. AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

EP MEDSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,709,289	$7,743,239
Accounts receivable, net of allowances for doubtful accounts of $217,000 and $308,000 as of March 31, 2007 and December 31, 2006, respectively	3,407,348	4,808,225
Inventories, net of reserves	3,036,646	2,859,677
Prepaid expenses and other current assets	406,268	419,411

Total current assets	14,559,551	15,830,552
Property, plant and equipment, net	1,829,105	1,937,131
Goodwill	341,730	341,730
Other intangible assets, net	180,244	187,081
Other assets	16,258	14,851

Total assets	$16,926,888	$18,311,345

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Secured convertible note, current	1,992,038	—
Accounts payable	1,548,403	1,531,799
Accrued expenses	1,481,066	1,722,944
Deferred revenue	628,020	542,351

Total current liabilities	5,649,527	3,797,094
Deferred warranty revenue, non-current	379,099	335,658
Secured convertible note, non-current	—	1,989,760

Total liabilities	$6,028,626	$6,122,512

Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 stated value, 40,000,000 shares authorized 30,365,236 shares issued at March 31, 2007 and December 31, 2006, respectively	30,366	30,366
Additional paid-in capital	67,637,771	67,423,769
Accumulated other comprehensive loss	(348,392)	(352,628)
Treasury stock, 50,000 shares at cost	(100,000)	(100,000)
Accumulated deficit	(56,321,483)	(54,812,674)

Total shareholders’ equity	10,898,262	12,188,833

Total liabilities and shareholders’ equity	$16,926,888	$18,311,345

The accompanying notes are an integral part of these statements.

EP MEDSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended
	March 31, 2007	March 31, 2006
Net sales	$3,544,245	$4,078,111
Cost of products sold	1,156,762	1,588,236

Gross profit	2,387,483	2,489,875
Operating costs and expenses:
Sales and marketing expenses	2,310,059	2,402,312
General and administrative expenses	946,082	863,235
Research and development expenses	665,449	698,093

Total operating expenses	3,921,590	3,963,640

Loss from operations	(1,534,107)	(1,473,765)
Interest and other income	89,791	40,274
Interest expense	(64,493)	(60,706)

Net loss	$(1,508,809)	$(1,494,197)

Basic and diluted loss per share	$(.05)	$(.06)

Weighted average shares outstanding used to compute basic and diluted loss per share	30,365,236	26,165,556

The accompanying notes are an integral part of these statements.

EP MEDSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2007

	Common Stock Shares	Common Stock Amount	Preferred Stock Shares	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Accumulated Deficit	Total
Balance, December 31, 2006	30,365,236	$30,366	—	—	$67,423,769	$(352,628)	$(100,000)	$(54,812,674)	$12,188,833
Share-based compensation	—	—	—	—	214,002	—	—	—	214,002
Foreign currency translation	—	—	—	—	—	4,236	—	—	4,236
Net loss	—	—	—	—	—	—	—	(1,508,809)	(1,508,809)

Balance, March 31, 2007	30,365,236	$30,366	—	—	$67,637,771	$(348,392)	$(100,000)	$(56,321,483)	$10,898,262

The accompanying notes are an integral part of this statement.

EP MEDSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended
	March 31, 2007	March 31, 2006
Cash flows from operating activities:
Net loss	$(1,508,809)	$(1,494,197)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	238,223	264,667
Accretion of note discount	2,278	2,450
Amortization of beneficial conversion feature	4,767	5,132
Noncash expenses in connection with issuance of options to consultant	—	196,480
Share-based compensation	214,002	192,021
Bad debt (recovery) expense	(91,000)	27,000
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	1,491,877	(792,170)
Increase in inventories	(214,318)	(48,696)
Decrease (increase) in prepaid expenses and other assets	6,969	(47,674)
Increase (decrease) in accounts payable	16,604	(538,806)
Decrease in accrued expenses and deferred revenue	(112,736)	(15,670)

Net cash provided by (used in) operating activities	$47,857	$(2,249,463)

Cash flows from investing activities:
Capital expenditures	(60,605)	(23,839)
Patent costs	(25,438)	—

Net cash used in investing activities	$(86,043)	$(23,839)

Cash flows from financing activities:
Net proceeds from issuance of common stock, net of offering expenses	—	9,479,149

Net cash provided by financing activities	$—	$9,479,149

Effect of exchange rate changes	4,236	(10,410)
Net (decrease) increase in cash and cash equivalents	(33,950)	7,195,437
Cash and cash equivalents, beginning of period	7,743,239	5,180,001

Cash and cash equivalents, end of period	$7,709,289	$12,375,438

Supplemental cash flow information
Cash paid for interest	$49,950	$44,972

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

The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in EP MedSystems, Inc.’s (the “Company” or “EP MedSystems’”) Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (“SEC” or “Commission”).

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

Note 2. Inventories

Inventories are valued at the lower of cost or market with cost being determined on a first-in, first-out basis. Inventories consist of the following at March 31, 2007 and December 31, 2006:

	March 31, 2007 (unaudited)	December 31, 2006
Raw materials	$1,479,597	$1,487,745
Work in process	218,254	165,903
Finished goods	1,642,795	1,492,029
Reserve for obsolescence	(304,000)	(286,000)

	$3,036,646	$2,859,677

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

The portion of the Convertible Note against which Laurus advances funds based on the Company’s accounts receivable bears interest at the prime rate, with a floor of 4%, and the balance (the “Advance Amounts”) bears interest at the prime rate plus 2%, effective interest rate of 14% for the year ended December 31, 2006, including accretion of debt discount and amortization of the beneficial conversion feature. One half of Advance Amounts outstanding on February 28, 2005 was required to be repaid on or before that date. However, there were no Advance Amounts on that date, as the net collateral exceeded the principal amount outstanding on the Convertible Note. The remaining balance of the Advance Amounts outstanding on the date of the closing was required to be repaid on or before August 28, 2006. On November 9, 2005, the Convertible Note’s maturity date was extended to February 28, 2008. The Company evaluated the impact of the change in the maturity date on the present value of the cash flows of the Convertible Note in conjunction with EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” This EITF provides guidance when a modification of a debt instrument should be considered an extinguishment. The change in the present value of the modification did not meet the criteria to be treated as an extinguishment. The Company, subject to certain rights of cancellation, may extend the credit facility by Laurus, on a year-by-year basis, commencing February 28, 2008. The Company may repay in cash, without penalty, up to $500,000 of the Convertible Note in any one calendar year, plus all Advance Amounts.

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

Common Stock

EP MedSystems is authorized to issue 40,000,000 shares of common stock, no par value, $.001 stated value per share, of which a total of 30,365,236 shares were issued and 50,000 shares were held in Treasury Stock at March 31, 2007 and December 31, 2006.

During 2005, three separate options to purchase shares of the Company’s common stock were issued to a physician consultant, engaged as the Company’s senior medical advisor, in the amounts of 40,000, 40,000 and 100,000 shares of common stock respectively, on which the exercise price of the options was equal to the fair market value of the Company’s common stock on the date of the grant. With respect to the two 40,000 option issuances, they vest in equal installments over three years and the Company expensed $171,000 representing the fair value of the options measured using the Black-Scholes option pricing model for each grant as follows: risk free rate of 3.77% and 4.33%; 10 year life, and volatility percentage of 77.98% and 81.1%. The issuance of an option in the amount of 100,000 shares of the Company’s common stock did not meet the criteria for expensing in 2005. In the first quarter of 2006, the consultant’s performance obligation in connection with these options was fulfilled and the Company recorded an expense of $196,480, valued using the Black-Scholes option pricing model for each grant as follows: risk free rate of 4.82%, 10 year life, and volatility percentage of 84.23%.

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

Note 5. Stock Based Compensation

Effective January 1, 2006, the Company adopted FASB Statement No. 123R, “Shared-Based Payment”. Statement 123R requires that the compensation cost relating to share-based payment transaction be recognized in financial statements. That cost is measured based on the fair value of the equity or liability instruments issued.

The Company currently has five stock-based employee compensation plans. Share-based compensation of $214,000 and $192,000 net of a fully reserved tax benefit or $0.01 per share, was recognized for the three months ended March 31, 2007 and 2006, respectively. The Company anticipates that share-based compensation for its employees will not exceed $1,000,000, net of tax benefits for the year ended December 31, 2007. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2007: expected volatility of 82%; risk-free interest rate of 4.58% and an expected life of 7.5 to 10 years.

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

The following table sets forth product sales by geographic segment for the three months ended March 31, 2007 and 2006.

	For The Three Months Ended March 31,
	2007	2006
United States	$2,478,000	$2,665,000
Europe/Middle East	764,000	362,000
Asia and Pacific Rim	302,000	1,051,000

	$3,544,000	$4,078,000

Sales of EP MedSystems’ cardiac electrophysiology equipment and related catheters aggregated approximately $3,158,000 and $386,000 respectively, for the three months ended March 31, 2007, and $3,705,000 and $373,000, respectively, for the comparable period in 2006. EP MedSystems’ long-lived assets are primarily located in the U.S.

Net sales for the three months ended March 31, 2007 were billed in two currencies: $3,298,000 in U.S. dollars and the equivalent of $246,000 in Euros. Management has determined the impact of foreign currency risk on sales to be minimal since a majority of sales are billed in U.S. dollars. EP MedSystems does incur translation gains and losses, which are recorded in shareholders’ equity. Cumulative translation losses amounted to approximately $348,000 as of March 31, 2007. In addition, EP MedSystems had not entered into any derivative financial instruments for hedging or other purposes.

Note 7. Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding. Due to the losses incurred for the quarter, diluted net loss per share does not differ from basic net loss per share for each period presented, since potential shares of common stock issuable upon the exercise of stock options, warrants, and convertible debt are anti-dilutive for all periods presented. Accordingly, approximate potential common shares of 4,361,000 and 3,247,000 for the three months ended March 31, 2007 and 2006, respectively, have been excluded from the diluted per share calculation.

Note 8. Comprehensive Income/Loss

For the three months ended March 31, 2007 and 2006, EP MedSystems’ comprehensive loss consisted of net loss and foreign currency translation adjustments. The comprehensive losses for the three months ended March 31, 2007 and 2006, were approximately $1,505,000.

Note 9. Recently Issued Accounting Standards

The FASB released SFAS No. 157, “Fair Value Measurements,” to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS No. 157 will be effective for fiscal years and interim periods beginning after November 17, 2007. The company is assessing the impact the adoption of SFAS No. 157 will have on its consolidated financial position and results of operations.

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

On February 15, 2007, the FASB issued SFAS Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (SFAS159). The Fair value option established by SFAS 159 permits, but does not require, all entities to choose to measure eligible items at fair value at specified election dates. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective as of the beginning of an entity’s fiscal year that begins after November 15, 2007. The Company is currently assessing what the impact of the adoption of this SFAS would be on the Company’s financial position and/or results of operations.

Note 10. Commitments and Contingencies

Export Compliance

During the second quarter of 2005, the Company announced it was under investigation by the United States Department of Commerce, the United States Attorney’s Office for the District of New Jersey and the United States Department of the Treasury in connection with the sale of certain of its products to Iran. In addition, the Company announced the SEC was conducting a confidential, informal inquiry into the Company’s financial and accounting reporting regarding there investigations.

In March of 2006, the Company announced the U.S. Attorney’s office informed the Company that it would not prosecute the Company in connection with this matter. In the third quarter of 2006, we announced a settlement agreement with the Department of Commerce for $244,000 in which the Company did not admit or deny guilt. The Company also announced that it had made an offer to settle with the Department of the Treasury. In the first quarter of 2007, the Company announced it had signed a settlement agreement with the Department of the Treasury without admitting or denying guilt for a payment of $33,000, which had been accrued in 2006.

The Company cannot assure that the ongoing informal inquiry by the SEC will not result in other significant costs, fines or penalties that could, in the aggregate, have a material adverse effect on our business, financial condition, prospects or results of operations. The Company has made no provision for any future costs associated with these investigations or any costs associated with the Company’s defense or negotiations with the SEC entities to resolve this final outstanding issue.

Field Action Recall

In the first quarter of 2006, the Company initiated a field action recall of its stimulator product which was substantially completed in the first quarter of 2007. On April 24, 2007, the Company was informed that the FDA had audited the recall and considered it terminated for the domestic units. The Company had accrued $50,000 in the three months ended March 31, 2006 for costs associated with the recall. In connection with the recall, the FDA performed an audit of the subject facility and issued the Company a report containing several observations and the Company responded to this report. As a result of this audit, the FDA sent a Warning Letter to the Company that identified certain issues with respect to the Company’s conformity with the FDA’s quality system regulations and certain reporting requirements. The FDA has requested a written plan outlining the steps to address the issues identified in the letter. The Company has already undertaken steps toward addressing the observations from the FDA’s audit of the Company’s facility and has responded to the FDA’s request for a written plan. Failure to promptly address these issues may result in regulatory action including but not limited to seizure, injunction and/or civil monetary penalties. The Company believes it can fully address the concerns of the FDA without a material impact to its business.

Income Taxes

EP MedSystems, Inc. and its subsidiaries are subject to U.S. federal income tax, foreign tax liabilities as well as income tax of multiple state jurisdictions. The Company has substantial federal and New Jersey state net operating losses. There are no tax years by any jurisdiction under examination at this time.

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that the Corporation recognize the impact of a tax position in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. In accordance with the provisions of FIN 48, any cumulative effect resulting from the change in accounting principle is to be recorded as an adjustment to the opening balance of deficit. The adoption of FIN 48 did not result in a material impact on the Company’s financial position or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We were incorporated in January 1993 and operate in a single industry segment. We develop, manufacture, market and sell a line of products for the cardiac rhythm management, or electrophysiology (EP), market used to diagnose, monitor, visualize and treat irregular heartbeats known as arrhythmias. Since our inception, we have acquired technology and marketing rights, have developed new products and have begun marketing various electrophysiology products, including our

EP-WorkMate® computerized electrophysiology workstation, our EP-4™ Computerized Cardiac Stimulator, diagnostic electrophysiology catheters (including our unique one-piece catheter) and our ALERT® System (including the ALERT® Companion II and ALERT® family of internal cardioversion catheters), ViewMate® and ViewMate II intracardiac ultrasound catheter system and related disposable supplies.

Our core diagnostic product is the EP-WorkMate® platform which consists of the EP-WorkMate® recording system and the EP-4™ Computerized Cardiac Stimulator. The EP-WorkMate® system is a computerized electrophysiology workstation that monitors displays and stores cardiac electrical activity and arrhythmia data. It offers, among other features, display and storage of up to 192 intracardiac signals, real-time diagnosis, analysis and integration with our own proprietary systems, such as our EP-4™ Stimulator, as well as with the systems of other market leaders and with other technologies and systems. The EP-4™ Stimulator is a computerized signal generator and processor which, when integrated with the EP-WorkMate® system, is used to stimulate the heart with electrical impulses in order to locate arrhythmia. For the three months ended March 31, 2007 and 2006, the EP-WorkMate® platform accounted for approximately 90% and 88%, respectively, of our total sales. We also market a line of diagnostic electrophysiology catheters for stimulation and sensing of electrical signals during electrophysiology studies, which represented approximately 1% and 2% of our total sales revenues for the three months ended March 31, 2007 and 2006, respectively.

We have also developed an intracardiac echo (ultrasound or ICE) ultrasound catheter system, including the ViewMate® and ViewMate II ultrasound imaging console and ViewFlexTM intracardiac imaging catheters. These products offer high-resolution, real-time ultrasound capability designed to improve a physician’s or clinician’s ability to visualize inside the chambers of the heart. We believe the ViewMate® and ViewMate II Ultrasound systems may play an important role for a broad range of potential applications in electrophysiology and cardiology. Sales of the ViewMate® system and related ViewFlex™ catheters accounted for approximately 6% of our total sales revenues in the three months ended March 31, 2007 and 2006, respectively. In January 2007, we announced the new ViewMate II ultrasound system based on Philips Medical Systems’ HDII XE platform. Philips will act as an original equipment manufacturer for the product to be sold under our proprietary name ViewMate II. As part of the joint development and distribution agreement, Philips may offer the ICE option to its customers on the HDII XE ultrasound system, providing an additional sales channel for our ViewFlex catheters.

We have also developed a product for the treatment of atrial fibrillation known as the ALERT® System, which uses a patented electrode catheter to deliver measured, variable, low-energy electrical impulses directly to the inside of the heart to convert atrial fibrillation to a normal heart rhythm. Sales of the ALERT® System and related catheters accounted for approximately 3% and 4% of our total sales revenues for the three months ended March 31, 2007 and 2006, respectively.

Critical Accounting Policies

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The Commission indicated that a critical accounting policy is one which is important to the portrayal of the company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Note 2 of our Notes to the Consolidated Financial Statements I filed on Form 10-K for as of and for the year ended December 31, 2006 includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. In addition, Financial Reporting Release No. 61 requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. The following is a brief discussion of the more significant accounting policies and methods used by us.

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

Revenue Recognition

We ship products to our customers based on FOB shipping point and, as such, recognize revenue from product sales on the date of shipment. Installation of the products is considered perfunctory. Payments received in advance of shipment of product are deferred until such products are shipped. We do not have royalty agreements that result in revenue to us and we do not provide distributors or end-users with a general right to return products purchased.

We have three sales channels: Direct sales to customers, sales to independent distributors, and sales to alliance partners. Our products do not require “installation” in the traditional sense, but the EP-WorkMate system does require a set up. For distributors, the distributor is responsible for all set-up of all electronic hardware products, and we have no obligation after shipment of products to the distributors. For direct sales, while the customer can perform the set-up on its own, our personnel generally will assist customers in this process. The set-up process, which takes approximately 1-2 hours to complete, is usually performed shortly after shipment and primarily consists of assembling the workstation cart and plugging in the monitors, printer, isolation transformer, and the EP-4 Stimulator to the main computer. This process does not impact our standard payment terms. For sales to distributors, payment terms are defined in the distributor agreements as 100% of the purchase price being due 30 to 60 days after shipment. For direct sales, payment terms are agreed in advance of the sale and generally require a 50% deposit prior to shipment, with the balance due 30 to 60 days after shipment.

We provide a one-year warranty on all of its electronic products, and in accordance with Statement of Financial Accounting Standard No. 5 “Accounting for Contingencies”, accrues for the estimated cost of providing the warranty at the time of sale. Further, the Company incurs discretionary costs to service its products in connection with product performance issues. The estimates of the future warranty costs are based on historical experience.

	For the Three Months Ended March 31,
	2007	2006
Beginning balance	$272,000	$313,000
Warranties	79,000	98,000
Warranty payments	(84,000)	(93,000)

Ending balance	$267,000	$318,000

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

Valuation of Goodwill, Intangible Assets, and Other Long-Lived Assets

We assess the impairment of identifiable intangibles, long-lived assets and enterprise level goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. This is in addition to the Company’s annual test. Factors we consider important which could trigger an impairment review include the following:

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

Results of Operations.

Three Months Ended March 31, 2007 versus March 31, 2006

Net sales decreased $534,000 (or 13%) to $3,544,000 for the three months ended March 31, 2007, as compared to $4,078,000 for the comparable period in 2006. In 2006, we recorded approximately $705,000 of nonrecurring sales to our Japanese distributor who completed an upgrade program in that quarter.

Gross profit on sales for the three months ended March 31, 2007 was $2,387,000, as compared to $2,490,000 for the same period in 2006. The gross profit margin increased as a percentage of sales from 61% to 67%. This increase in gross margin is a result of a number of factors. In the first quarter of 2006 we had an additional costs of $50,000 associated with our field action recall. We realized increase in the average selling prices of certain product lines and we had a larger percentage of high margin products in 2007 as compared to the same period in 2006.

Sales and marketing expenses decreased $92,000 (or 4%) to $2,310,000 for the three months ended March 31, 2007 as compared to the same period in 2006. Costs in our clinical affairs activities decreased $317,000 versus the first quarter of 2006. We completed phase I of our ICE Chip study in 2006 and funded the data analysis in the first quarter of 2007. We are evaluating the results and other possible studies. There was also a reduction of approximately $100,000 in bad debt expenses associated with the recovery of a previously written-off debt. The decreases in these costs were off set by approximately $290,000 in compensation, benefits and travel costs for additional headcount.

General and administrative expenses increased $83,000 (or 10%) to $946,000 for the three months ended March 31, 2007, as compared to the same period in 2006. The increase in administrative costs are primarily associated with an increase in compensation of $155,000, of which $25,000 is related to stock option expense. The Company retained a new Chief Executive Officer in the third quarter of 2006. We also had an additional $10,000 in travel and negative $14,000 impact from foreign currency. These costs were offset by a $114,000 decrease in legal costs as a result of the completion of the Company’s investigations with the U.S. Department of Commerce and the U.S. Department of the Treasury.

Research and Development costs decreased $33,000 (or 5%) to $665,000 for the three months ended March 31, 2006 as compared to the same period in 2006. This was primarily due to a decrease of $21,000 in travel costs related to certain research and development projects.

Interest and other income increased by $50,000 or 123% to $90,000 as a result of higher interest rates and higher cash balances in 2007 as a result of our private placement at the end of the first quarter of 2006.

Interest expense increased $4,000 for the three months ended March 31, 2007, as compared to the same period in 2006. The increase in interest expense is a result of higher interest rates offset by a lower accretion of debt discount and amortization of beneficial conversion feature.

Liquidity and Capital Resources

Since our incorporation in January 1993, our expenses have exceeded sales, resulting in an accumulated deficit of approximately $56.3 million at March 31, 2007 and approximately $54.8 million at December 31, 2006.

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

During 2005, three separate options to purchase shares of the Company’s common stock were issued to its senior medical advisor in the amounts of 40,000, 40,000 and 100,000 shares of common stock respectively, on which the exercise price of the options was the fair market value of the Company’s common stock on the date of the grant. With respect to the two 40,000 option issuances, they vest in equal installments over three years and the Company expensed $171,000 representing the fair value of the options measured using the Black-Scholes option pricing model for each grant as follows: risk free rate of 3.77% and 4.33%; 10 year life, and volatility percentage of 77.98% and 81.1%. The issuance of an option in the amount of 100,000 shares of the Company’s common stock did not meet the criteria for expensing in 2005. In the first quarter of 2006, the consultant’s performance obligation in connection with these options was fulfilled and we recorded an expense of $196,480, valued using the Black-Scholes option pricing model for each grant as follows: risk free rate of 4.82%, 10 year life, and volatility percentage of 84.23%.

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

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2007 was $48,000 as compared to a usage of cash by operations of $2,249,000 in the same period in 2006. This change in cash from operations during 2007 was primarily due to the decrease in our receivables of $1,492,000, when compared to an increase in receivables of $792,000 in the same period in 2006. Sales were lower in the three months ended March 31, 2007 when compared to the same period in 2006 and we collected a significant number of overdue receivables in the first quarter of 2007. Capital expenditures were $61,000 for the three months ended March 31, 2007 as compared to $24,000 for the same period in 2006. We expect to purchase capital equipment in 2007. We lease office space and certain office equipment under operating leases.

Assets decreased by $1,384,000 from $18,311,000 at December 31, 2006 to $16,927,000 at March 31, 2007. Accounts receivable decreased by $1,401,000 from December 31, 2006 with the previously discussed collection of accounts receivable.

Liabilities decreased $94,000 from $6,123,000 at December 31, 2006 to $6,029,000 at March 31, 2007 primarily due to a $242,000 reduction in accrued expenses offset by an increase in deferred revenue. Current liabilities increased by $1,852,000 at March 31, 2007 primarily associated with the classification of the secured convertible debt as current. This debt is due at the end of February 2008.

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

We have a history of operating losses and we expect to continue to incur operating losses in the near future as we continue to expend substantial funds for research and development, increased manufacturing activity, expansion of sales and legal and other costs associated with the SEC inquiry. The amount and timing of future losses will depend upon, among other things, volume of sales of our existing products, market acceptance of the ultrasound products, and developmental, regulatory and market success of new products under development, as well as our ability to establish, preserve and enforce intellectual property rights related to our products and favorable resolution of the SEC inquiry. There can be no assurance that any of our development projects will be successful or that if development is successful, the products will generate any sales or that material cost, or in the case of the government investigations, material fines and possible civil or criminal penalties will not be imposed. Based upon our current plans and projections, we believe that our existing capital resources will be sufficient to meet our anticipated capital needs through at least the end of December 2007.

We have incurred significant expenses associated with the recently concluded governmental investigations and we are still subject to a confidential informal inquiry by the SEC. The Company cannot assure that the ongoing informal inquiry by the SEC will not result in other significant costs, fines or penalties that could, in the aggregate, have a material adverse effect on our business, financial condition, prospects or results of operations. We have made no provision for any future costs associated with these investigations or any costs associated with the Company’s defense or negotiations with the SEC entities to resolve this final outstanding issue. Any such costs or payments could have a material adverse effect on our liquidity and capital resources.

Off-Balance Sheet Arrangements

As of March 31, 2007, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Summary of Contractual Obligations

The following table summarizes our contractual cash obligations at March 31, 2007, and the effects such obligations are expected to have on liquidity and cash flow in future periods. We do not have any other commercial commitments.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-Term Debt (1)	$2,000,000	$2,000,000	$0	$0	$0
Operating Lease Obligations (2)	$161,000	$110,000	$51,000	$0	$0
Other Long Term Obligations (3)	$0	$0	$0	$0	$0

Total Contractual Cash Obligations	$2,161,000	$2,110,000	$51,000	$0	$0

(1)	We are also contractually obligated to pay variable interest on the Long-Term Debt, the principal of which comes due February 2008.
(2)	The Company leases facility, storage and equipment under operating leases. As these leases expire the Company intends to renew certain leases as necessary to operate the business. In addition, the Company has operating leases on a month-to-month basis.
(3)	The Company also has contractual obligations for certain licensing contracts. We have signed a license agreement with Biosense Webster that provides for a license payment on sales of MapMate units. This license is payable upon sales of the units. We also have other license agreements which the Company may terminate unilaterally in the event that the technology is no longer deemed relevant.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio for our debt obligations and our cash and cash equivalents.

At March 31, 2007, we had a Convertible Note outstanding in the approximate amount of $2,000,000. Interest on the Convertible Note is based on the prime rate. This floating rate debt may lead to additional interest expense if interest rates increase. Because management does not believe that our exposure to interest rate market risk is material at this time, we have not developed or implemented a strategy to manage this market risk through the use of derivative financial instruments or otherwise. We will assess the significance of interest rate market risk from time to time and will develop and implement strategies to manage that market risk as appropriate.

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

Our portfolio includes money markets funds and/or government securities. The diversity of our portfolio helps us to achieve our investment objective. As of March 31, 2007, 100% of our investment portfolio matures less than 90 days from the date of purchase. Due to the short-term nature of these investments, we believe that we are not subject to any material market risk exposure, and as a result, the estimated fair value of our cash and cash equivalents approximates their principal amounts. If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2007, we estimate that the fair value of investment portfolio would decline by an immaterial amount.

Foreign Currency Risk

Our international revenues were 30% and 35% of our total revenues in the quarters ended March 31, 2007 and 2006, respectively. Our international sales are made through international distributors, our direct sales force and sales to alliance partners, with payments to the Company typically denominated in United States dollars and the Euro. For the three months ended March 31, 2007, approximately 11% of our foreign sales are denominated in the Euro. Management has determined that the impact of foreign currency risk is minimal since a majority of our sales are billed in United States dollars. Our international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors. We do no hedge our foreign currency exposure at present.

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

During the second quarter of 2005, the Company announced it was under investigation with the United States Department of Commerce, the United States Attorney’s Office for the District of New Jersey and the United States Department of the Treasury in connection with the sale of certain of its products to Iran. In addition, the Company announced the SEC was conducting a confidential, informal inquiry into the Company’s financial and accounting reporting regarding there investigations.

In March of 2006, the Company announced the U.S. Attorney’s office informed the Company that it would not prosecute the Company in connection with this matter. In the third quarter of 2006, we announced a settlement agreement with the Department of Commerce for $244,000 in which the Company did not admit or deny guilt. The Company also announced that it had made an offer to settle with the Department of the Treasury. In the first quarter of 2007, the Company announced it had signed a settlement agreement with the Department of the Treasury without admitting or denying guilt for a payment of $33,000, which had been accrued in 2006.

The Company cannot assure that the ongoing informal inquiry by the SEC will not result in other significant costs, fines or penalties that could, in the aggregate, have a material adverse effect on our business, financial condition, prospects or results of operations. The Company has made no provision for any future costs associated with these investigations or any costs associated with the Company’s defense or negotiations with the SEC entities to resolve this final outstanding issue.

Item 1A.	Risk Factors.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable

(b)	Not applicable.

(c)	Not applicable.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

(b)	None.

Item 6.	Exhibits.

The exhibits are listed in the Exhibit Index appearing at page 33 herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EP MEDSYSTEMS, INC. (Registrant)

Date: May 8, 2007	By:	/s/ David I. Bruce
David I. Bruce
President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2007	By:	/s/ Matthew C. Hill
Matthew C. Hill
Chief Financial Officer (Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit Number	Description
31.1*	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.