Form 10-Q
period 2007-06-30
EP MEDSYSTEMS INC
filed 2007-08-14
CIK 1012394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended: June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at August 14, 2007
Common Stock, without par value	30,405,236 shares

EP MEDSYSTEMS, INC. AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

EP MEDSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,298,789	$7,743,239
Accounts receivable, net of allowances for doubtful accounts of $220,000 and $308,000 as of June 30, 2007 and December 31, 2006, respectively	4,592,881	4,808,225
Inventories, net of reserves	3,639,782	2,859,677
Prepaid expenses and other current assets	365,722	419,411

Total current assets	13,897,174	15,830,552
Property, plant and equipment, net	1,846,252	1,937,131
Goodwill	341,730	341,730
Other intangible assets, net	152,283	187,081
Other assets	21,078	14,851

Total assets	$16,258,517	$18,311,345

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Secured convertible note, current	1,994,269	—
Accounts payable	1,866,734	1,531,799
Accrued expenses	1,558,375	1,722,944
Deferred revenue	636,264	542,351

Total current liabilities	6,055,642	3,797,094
Deferred warranty revenue, non-current	405,695	335,658
Secured convertible note, non-current	—	1,989,760

Total liabilities	$6,461,337	$6,122,512

Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 stated value, 40,000,000 shares authorized 30,405,236 and 30,365,236 shares issued at June 30, 2007 and December 31, 2006, respectively	30,406	30,366
Additional paid-in capital	67,883,587	67,423,769
Accumulated other comprehensive loss	(419,178)	(352,628)
Treasury stock, 50,000 shares at cost	(100,000)	(100,000)
Accumulated deficit	(57,597,635)	(54,812,674)

Total shareholders’ equity	9,797,180	12,188,833

Total liabilities and shareholders’ equity	$16,258,517	$18,311,345

The accompanying notes are an integral part of these statements.

EP MEDSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended
	June 30, 2007	June 30, 2006
Net sales	$4,346,787	$3,311,858
Cost of products sold	1,564,275	1,244,252

Gross profit	2,782,512	2,067,606
Operating costs and expenses:
Sales and marketing expenses	2,519,723	2,555,588
General and administrative expenses	784,292	1,093,407
Research and development expenses	757,722	680,620

Total operating expenses	4,061,737	4,329,615

Loss from operations	(1,279,225)	(2,262,009)
Interest and other income	67,704	112,015
Interest expense	(64,631)	(63,421)

Net loss	$(1,276,152)	$(2,213,415)

Basic and diluted loss per share	$(.04)	$(.07)

Weighted average shares outstanding used to compute basic and diluted loss per share	30,385,456	30,365,236

The accompanying notes are an integral part of these statements.

EP MEDSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Six Months Ended
	June 30, 2007	June 30, 2006
Net sales	$7,891,033	$7,389,969
Cost of products sold	2,721,037	2,832,488

Gross profit	5,169,996	4,557,481
Operating costs and expenses:
Sales and marketing expenses	4,829,781	4,969,986
General and administrative expenses	1,730,374	1,956,643
Research and development expenses	1,423,171	1,378,712

Total operating expenses	7,983,326	8,305,341

Loss from operations	(2,813,330)	(3,747,860)
Interest and other income	157,495	164,374
Interest expense	(129,126)	(124,126)

Net loss	$(2,784,961)	$(3,707,612)

Basic and diluted loss per share	$(.09)	$(.13)

Weighted average shares outstanding used to compute basic and diluted loss per share	30,375,402	28,277,500

The accompanying notes are an integral part of these statements.

EP MEDSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2007

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Accumulated Deficit	Total
Balance, December 31, 2006	30,365,236	$30,366	$67,423,769	$(352,628)	$(100,000)	$(54,812,674)	$12,188,833
Share-based compensation	—	—	407,058	—	—	—	407,058
Foreign currency translation	—	—	—	(66,550)	—	—	(66,550)
Issuance of common stock upon exercise of employee stock options	40,000	40	52,760	—	—	—	52,800
Net loss	—	—	—	—	—	(2,784,961)	(2,784,961)

Balance, June 30, 2007	30,405,236	$30,406	$67,883,587	$(419,178)	$(100,000)	$(57,597,635)	$9,797,180

The accompanying notes are an integral part of this statement.

EP MEDSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended
	June 30, 2007	June 30, 2006
Cash flows from operating activities:
Net loss	$(2,784,961)	$(3,707,612)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	500,943	374,554
Accretion of note discount	4,509	4,864
Amortization of beneficial conversion feature	9,431	10,181
Non cash expenses in connection with issuance of options to consultant	—	196,480
Share-based compensation	407,058	384,360
Bad debt (recovery) expense	(88,000)	26,000
Changes in assets and liabilities:
Decrease in accounts receivable	303,344	191,085
Increase in inventories	(966,410)	(248,388)
Decrease in prepaid expenses and other assets	38,031	38,572
Increase (decrease) in accounts payable	334,935	(343,953)
(Decrease) Increase in accrued expenses and deferred revenue	(619)	56,398

Net cash used in operating activities	$(2,241,739)	$(3,017,459)

Cash flows from investing activities:
Capital expenditures	(159,154)	(86,469)
Patent costs	(29,807)	(27,336)

Net cash used in investing activities	$(188,961)	$(113,805)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering expenses	—	9,479,149
Proceeds from exercised stock options	52,800	—

Net cash provided by financing activities	$52,800	$9,479,149

Effect of exchange rate changes	(66,550)	(118,929)
Net (decrease) increase in cash and cash equivalents	(2,444,450)	6,228,956
Cash and cash equivalents, beginning of period	7,743,239	5,180,001

Cash and cash equivalents, end of period	$5,298,789	$11,408,957

Supplemental cash flow information
Cash paid for interest	$56,416	$93,069

The accompanying notes are an integral part of these statements.

EP MEDSYSTE MS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1. Basis of Presentation

General

The terms “we,” “our,” “us,” “Company” and “EP MedSystems” refer to EP MedSystems, Inc., a New Jersey corporation, and its subsidiaries unless the context suggests otherwise.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of revenues and expenses. Significant estimates affecting amounts reported or disclosed in the financial statements include allowances for doubtful accounts receivable and sales returns, net realizable value of inventories, estimates of future cash flows associated with long-lived asset valuations, depreciation and amortization periods for long-lived assets and fair value estimates of stock-based compensation awards, among others. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the current circumstances. Actual results could differ from these estimates.

The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission.

Our cash and cash equivalents were approximately $5.3 million and $7.7 million as of June 30, 2007 and December 31, 2006, respectively. Based upon our current plans and projections, we believe that our existing capital resources will be sufficient to meet our anticipated capital needs through at least through December 31, 2007. We will continue to rely on outside sources of financing to meet our long-term capital needs, including the repayment of $2,000,000 face amount of convertible debt which matures on February 28, 2008. However, there can be no assurance, assuming we successfully raise additional funds, that we will achieve positive cash flow. If we are not able to secure additional funding, we will be required to scale back our sales and marketing efforts, research and development programs and general and administrative activities.

Note 2. Inventories

Inventories are valued at the lower of cost or market with cost being determined on a first-in, first-out basis. Inventories consist of the following at June 30, 2007 and December 31, 2006:

	June 30, 2007 (unaudited)	December 31, 2006
Raw materials	$1,530,000	$1,488,000
Work in process	262,000	166,000
Finished goods	2,096,000	1,492,000
Reserve for obsolescence	(248,000)	(286,000)

	$3,640,000	$2,860,000

Note 3. Notes payable

The Company has a $2,000,000 Secured Convertible Note (the “Convertible Note”) payable to Laurus Master Fund Ltd. (“Laurus”) which matures on February 28, 2008. The loan is a revolving asset-based credit facility secured by the accounts receivable, inventory, real property and other assets of the Company, excluding intellectual property. The Convertible Note bears interest at the prime rate, 8.25% at June 30, 2007. The interest rate will increase if the Company’s allowable accounts receivable are not sufficient to satisfy the advance requirements under the loan agreement.

The Convertible Note was originally issued on August 28, 2003 in the face amount of $4,000,000 with an initial term of three years. On November 9, 2005, the Convertible Note’s maturity date was extended to February 28, 2008. The net proceeds of the Convertible Note were used for working capital purposes and payment of outstanding debt.

Subject to certain volume limitations and other conditions, the Convertible Note was convertible into the Common Stock of the Company at the Company’s option if the market price of the Company’s Common Stock exceeded $2.55 per share for 11 consecutive trading days. On December 15, 2004, the first $2,000,000 of the principal amount was converted into approximately 694,000 shares of the Company’s common stock. The fixed conversion price was adjusted upwards from $2.55 to $4.20 on the remaining $2,000,000 principal balance. In March of 2006, the anti-dilution provisions of the Laurus Convertible Note resulted in a reduction of the conversion price of that note from $4.20 to $3.96, in connection with a private placement consummated by the Company. The anti-dilution provisions allow for further adjustment of the conversion price in the event of additional dilution.

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

Common Stock

EP MedSystems is authorized to issue 40,000,000 shares of common stock, no par value, $.001 stated value per share, of which a total of 30,405,236 and 30,365,236 shares were issued and 50,000 shares were held in Treasury Stock at June 30, 2007 and December 31, 2006.

During 2005, three separate options to purchase shares of the Company’s common stock were issued to a physician consultant, engaged as the Company’s senior medical advisor, in the amounts of 40,000, 40,000 and 100,000 shares of common stock respectively, on which the exercise price of the options was equal to the fair market value of the Company’s common stock on the date of the grant. With respect to the two 40,000 option issuances, they vest in equal installments over three years and the Company expensed $171,000 representing the fair value of the options measured using the Black-Scholes option pricing model for each grant as follows: risk free rate of 3.77% and 4.33%; 10 year life, and volatility percentage of 77.98% and 81.1%. The issuance of an option in the amount of 100,000 shares of the Company’s common stock did not meet the criteria for expensing in 2005. In the first quarter of 2006, the consultant’s performance obligation in connection with these options was fulfilled and the Company recorded an expense of $196,480, valued using the Black-Scholes option pricing model for each grant as follows: risk free interest rate of 4.82%, expected volatility percentage of 84.23% and an expected life of 10 years.

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

The Company currently has five stock-based employee compensation plans. Stock options issued under the plans become exercisable over specified periods, generally within five years from the date of grant and generally expire ten years from the grant date. Share-based compensation of $193,000 and $192,000 or $0.01 per share was recognized for the three months ended June 30, 2007 and 2006, respectively. Additionally, share based compensation of $407,000 and $384,000 or $0.01 per share was recognized for the six month period ended June 30, 2007 and 2006, respectively. The Company anticipates that share-based compensation for its employees will not exceed $1,000,000 for the year ended December 31, 2007. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants during the three months ended June 30, 2007: expected volatility of 82%; risk-free interest rate of 4.96% and an expected life of 10 years.

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

The following table sets forth product sales by geographic region for the three and six months ended June 30, 2007 and 2006.

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2007	2006	2007	2006
United States	$3,573,000	$2,256,000	$6,051,000	$4,921,000
Europe/Middle East	583,000	762,000	1,347,000	1,125,000
Asia and Pacific Rim	191,000	294,000	493,000	1,344,000

	$4,347,000	$3,312,000	$7,891,000	$7,390,000

The following table sets forth product sales by product line for the three and six months ended June 30, 2007 and 2006.

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2007	2006	2007	2006
EP-WorkMate® platform	$3,644,000	$2,782,000	$6,802,000	$6,402,000
ViewFlexTM catheters and ViewMate® II ultrasound systems	485,000	275,000	684,000	526,000
ALERT® System	168,000	168,000	293,000	303,000
Diagnostic EP catheters and other	50,000	87,000	112,000	159,000

	$4,347,000	$3,312,000	$7,891,000	$7,390,000

EP MedSystems’ long-lived assets are primarily located in the United States. One customer accounted for 13% of the Company’s sales for the three months ended June 30, 2007. Two customers accounted for 14% and 12% of the Company’s sales for the six months ended June 30, 2006, respectively. One customer accounted for 14% of the gross outstanding accounts receivables at June 30, 2007 and 2006, respectively.

Net sales for the six months ended June 30, 2007 were billed in two currencies: $7,474,000 in U.S. dollars and the equivalent of $417,000 in Euros. Management has determined the impact of foreign currency risk on sales to be minimal since a majority of sales are billed in U.S. dollars. EP MedSystems does incur translation gains and losses, which are recorded in shareholders’ equity. Cumulative translation losses amounted to approximately $419,000 as of June 30, 2007. In addition, EP MedSystems had not entered into any derivative financial instruments for hedging or other purposes.

Note 7. Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding. Due to the losses incurred for each period presented, diluted net loss per share does not differ from basic net loss per share for each period presented, since potential shares of common stock issuable upon the exercise of stock options, warrants, and convertible debt are anti-dilutive for all periods presented. Accordingly, approximate potential common shares of 4,204,000 and 3,277,000 as of June 30, 2007 and 2006, respectively, have been excluded from the diluted per share calculation.

Note 8. Comprehensive Income/Loss

For the three and six months ended June 30, 2007 and 2006, EP MedSystems’ comprehensive loss consisted of net loss and foreign currency translation adjustments. The comprehensive losses for the three and six months ended June 30, 2007 were approximately $1,347,000 and $2,852,000, and for the three and six months ended June 30, 2006, $2,322,000 and $3,827,000, respectively.

Note 9. Income Taxes

EP MedSystems accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS No. 109). SFAS 109 requires the Company to recognize income tax benefits for the loss carryforwards, which have not previously been recorded. At June 30, 2007, a valuation allowance has been recognized to offset all deferred tax assets related to these carryforwards. At December 31, 2006, the Company had approximately $49,000,000 of federal net operating loss carryforwards available to offset future income. The federal carryforwards expire between 2009 and 2026. Due to ownership changes that occurred, as defined by Section 382 of the Internal Revenue Code, the Company may be limited in the use of net operating losses.

Note 10. Recently Issued Accounting Standards

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

On February 15, 2007, the FASB issued SFAS Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (SFAS 159). The Fair value option established by SFAS 159 permits, but does not require, all entities to choose to measure eligible items at fair value at specified election dates. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective as of the beginning of an entity’s fiscal year that begins after November 15, 2007. The Company is currently assessing what the impact of the adoption of this SFAS would be on the Company’s financial position and/or results of operations.

Note 11. Commitments and Contingencies

Export Compliance

During the second quarter of 2005, the Company announced it was under investigation by the United States Department of Commerce, the United States Attorney’s Office for the District of New Jersey and the United States Department of the Treasury in connection with the sale of certain of its products to Iran. In addition, the Company announced the SEC was conducting a confidential, informal inquiry into the Company’s financial and accounting reporting regarding these investigations.

In March of 2006, the Company announced the U.S. Attorney’s office informed the Company that it would not prosecute the Company in connection with this matter. In the third quarter of 2006, the Company reached a settlement agreement with the Department of Commerce which required the Company to make a payment of $244,000 without admitting or denying guilt. In the first quarter of 2007, the Company reached a settlement agreement with the Department of the Treasury which required the Company to make a payment of $33,000 without admitting or denying guilt.

The Company cannot assure that the ongoing informal inquiry by the SEC will not result in other significant costs, fines or penalties that could, in the aggregate, have a material adverse effect on our business, financial condition, prospects or results of operations. The Company has made no provision for any future costs associated with these investigations or any costs associated with the Company’s defense or negotiations with the SEC entities to resolve this final outstanding issue. We have not received any communication from the SEC regarding this informal inquiry since February, 2006.

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

Income Taxes

The Company is subject to U.S. federal income tax, foreign tax liabilities as well as income tax of multiple state jurisdictions. The Company has substantial federal and New Jersey state net operating losses. There are no tax years by any jurisdiction under examination at this time.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes thereto appearing elsewhere in this report and our consolidated financial statements for the year ended December 31, 2006 included in our Annual Report on Form 10-K.

Overview

EP MedSystems develops, manufactures, markets and sells a line of products for the cardiac rhythm management, or electrophysiology (EP), market used to diagnose, monitor, visualize and treat irregular heartbeats known as arrhythmias. Since our inception in 1993, we have acquired technology and marketing rights, have developed new products and have begun marketing various electrophysiology products, including our EP-WorkMate® computerized electrophysiology workstation, our EP-4™ Computerized Cardiac Stimulator, diagnostic electrophysiology catheters (including our unique one-piece catheter), the ALERT® System (including the ALERT® Companion II and ALERT® family of internal cardioversion catheters), ViewMate® and ViewMate II intracardiac ultrasound catheter system.

Our core diagnostic product is the EP-WorkMate® platform which consists of the EP-WorkMate® recording system and the EP-4™ Computerized Cardiac Stimulator. The EP-WorkMate® system is a computerized electrophysiology workstation that monitors displays and stores cardiac electrical activity and arrhythmia data. It offers, among other features, display and storage of up to 192 intracardiac signals, real-time diagnosis, analysis and integration with our own proprietary systems, such as our EP-4™ Stimulator, as well as with the systems of other market leaders and with other technologies and systems. The EP-4™ Stimulator is a computerized signal generator and processor which, when integrated with the EP-WorkMate® system, is used to stimulate the heart with electrical impulses in order to locate arrhythmia. For the six months ended June 30, 2007 and 2006, the EP-WorkMate® platform accounted for approximately 86% and 87%, respectively, of our total sales.

We have also developed an intracardiac echo (ultrasound or ICE) ultrasound catheter system, including the ViewFlexTM intracardiac imaging catheters and ViewMate® II ultrasound imaging console. These products offer high-resolution, real-time ultrasound imaging capability designed to improve a physician’s or clinician’s ability to visualize anatomy and devices inside the chambers of the heart. We believe the ViewFlexTM catheters and ViewMate® II Ultrasound systems may play an important role for a broad range of potential applications in electrophysiology and cardiology. Sales of the ViewFlex™ catheters and related ViewMate® II systems accounted for approximately 9% and 7% of our total sales revenue in the six months ended June 30, 2007 and 2006, respectively. In April, 2007, we launched for sale the new ViewMate® II ultrasound system based on Philips Medical Systems’ HDII XE platform. Philips will act as an original equipment manufacturer for the product to be sold under our proprietary name ViewMate® II. As part of the joint development and distribution agreement, we have exclusive rights to sell this platform in hospital EP and Cath labs, and Philips may offer the ICE option to its customers in cardiac ultrasound and other hospital departments on the HDII XE ultrasound system, providing additional platforms capable of using our ViewFlex catheters.

We have also developed a product for the treatment of atrial fibrillation known as the ALERT® System, which uses a patented electrode catheter to deliver measured, variable, low-energy electrical impulses directly to the inside of the heart to convert atrial fibrillation to a normal heart rhythm. Sales of the ALERT® System and related catheters accounted for approximately 4% of our total sales revenues for the six months ended June 30, 2007 and 2006, respectively. We also market a line of diagnostic electrophysiology catheters for stimulation and sensing of electrical signals during electrophysiology studies, which represented approximately 1% and 2% of our total sales revenues for the six months ended June 30, 2007 and 2006, respectively.

We have three sales channels: Direct sales to customers, sales to independent distributors, and sales to alliance partners. We invest substantial resources and management effort in our sales organizations and sales and marketing expenses represent our largest cost center.

We manage our product groups and distribution channels on a centralized basis. Accordingly, we report our financial results under a single operating segment — the development, manufacturing and distribution of medical devices.

Results of Operations.

Six Months Ended June 30, 2007 versus June 30, 2006

The Company had net sales of $7,891,000 for the six months ended June 30, 2007, as compared to $7,390,000 for the comparable period in 2006. This $501,000 (or 7%) increase was primarily due to increased sales of our EP-WorkMate® platform and new integrated NurseMate and MapMate product features. We also had higher sales of EP-4™ Stimulators and other EP-WorkMate® warranties, upgrades and peripheral products as compared to the same period in 2006. Sales of ultrasound products increased by 30% to $684,000 during the six months ended June 30, 2007 as compared to the same period in 2006 due to the introduction of the ViewMate II ultrasound system based on Philips Medical Systems’ HDII XE platform in April, 2007. Overall sales to the Asia Pacific market declined by $850,000 during the six months ended June 30, 2007 as compared to June 30, 2006. This decline occurred because sales in the six month period ended June 30, 2006 were favorably impacted by a $705,000 one-time upgrade program by our Japanese distributor, which did not recur in 2007. Total domestic sales and European/Middle Eastern sales increased by approximately 22% and 20% during the six months ended June 30, 2007 as compared to 2006.

Gross profit on sales for the six months ended June 30, 2007 was $5,170,000, an increase of 13%, as compared with $4,557,000 for the same period in 2006. Gross profit as a percentage of sales was 66% as compared to 62% in the first six months of 2006. The increase in gross margin can be attributed to several factors including, the introduction of new product features which are integrated into our existing EP-WorkMate® platform. In addition, the 2007 period included a higher percentage of domestic sales, which have a higher gross margin than international sales. Also, the June 30, 2006 period included approximately $50,000 in costs associated with our field action recall.

Sales and marketing expenses decreased $140,000, or 3%, to $4,830,000 for the six months ended June 30, 2007 as compared to the same period in 2006. Costs for our clinical affairs activities decreased by $591,000 versus the six month period ended June 30, 2006. We completed phase I of our ICE Chip study in 2006 and funded the data analysis in the first quarter of 2007. We are not pursuing additional clinical studies at this time. There was also a reduction of approximately $100,000 in bad debt expenses during the six months ended June 30, 2007 associated with the recovery of a previously written-off debt. The decreases in these costs were partially offset by increases of approximately $425,000 in compensation, benefits and travel costs for additional headcount and other sales activities, including increased sales and marketing efforts of the ViewMate II intracardiac ultrasound catheter system.

General and administrative expenses decreased $226,000, or 12%, to $1,730,000 for the six months ended June 30, 2007, as compared to the same period in 2006. The primary cause was a $215,000 decrease in legal costs as a result of the completion of the Company’s investigations with the U.S. Department of Commerce and the U.S. Department of the Treasury. Additionally, the six month period ended June 30, 2006 included an expense of approximately $345,000 for fines and penalties related to the Commerce Department settlement. These decreases in administrative costs were partially offset by increased compensation costs of $315,000, including stock option expense, related to the hiring of a new Chief Executive Officer in the third quarter of 2006 and Chief Financial Officer in the second quarter of 2007.

Research and development expenses increased $44,000 (or 3%) to $1,423,000 for the six months ended June 30, 2007 as compared to the same period in 2006. We expect the level of research and development spending to increase slightly as we continue to undertake projects to develop new products and make improvements to existing ones.

Interest and other income decreased by $7,000 or 4% to $157,000 for the six months ended June 30, 2007 as compared to the same period in 2006. The decrease was a result of lower cash balances in the second quarter of 2007 as compared to 2006.

Interest expense increased $5,000 or 4% to $129,000 for the six months ended June 30, 2007, as compared to the same period in 2006. The increase in interest expense is a result of higher interest rates offset by a lower accretion of debt discount and amortization of beneficial conversion feature.

Three Months Ended June 30, 2007 versus June 30, 2006

The Company had net sales of $4,347,000 for the three months ended June 30, 2007, as compared to $3,312,000 for the comparable period in 2006 representing an increase of $1,035,000, or 31%. During the three months ended June 30, 2007, we experienced increased sales of our EP-WorkMate® platform and new integrated NurseMate and MapMate product features. We also had higher sales of EP WorkMate warranties, upgrades and peripheral products as compared to the same period in 2006. Sales of ultrasound products increased by 77% to $485,000 during the three months ended June 30, 2007 as compared to the same period in 2006 due to the launch of the ViewMate II ultrasound system based on Philips Medical Systems’ HDII XE platform in April, 2007. Overall sales to the Asia Pacific and European markets declined by $102,000 and $179,000, respectively during the three months ended June 30, 2007 as compared to June 30, 2006. Total domestic sales increased by approximately $1,300,000 during the three months ended June 30, 2007 as compared to 2006.

Gross profit on sales for the three months ended June 30, 2007 was $2,783,000 as compared with $2,068,000 for the same period in 2006. Gross profit as a percentage of sales was 64% during the three months ended June 30, 2007, as compared to 62% in the second quarter of 2006. The increase in gross margin can be attributed to several factors including, the introduction of new product features which are integrated into our existing EP WorkMate platform. The 2007 period also included a higher percentage of domestic sales, which have a higher gross margin than international sales.

Sales and marketing expenses decreased $36,000 (or 1%) to $2,520,000 for the three months ended June 30, 2007 as compared to the same period in 2006. Costs for our clinical affairs activities decreased by $274,000 versus the three month period ended June 30, 2007. We completed phase I of our ICE Chip study in 2006 and funded the data analysis in the first quarter of 2007. We are not pursuing additional clinical studies at this time. This decrease in costs was partially offset by increases of approximately $183,000 in compensation, benefits and travel costs for additional headcount and other sales activities, including increased sales and marketing efforts of the ViewMate II intracardiac ultrasound catheter system.

General and administrative expenses decreased $309,000 (or 28%) to $784,000 for the three months ended June 30, 2007, as compared to the same period in 2006. The primary cause was a $102,000 decrease in legal costs as a result of the completion of the Company’s investigations with the U.S. Department of Commerce and the U.S. Department of the Treasury. Additionally, the three month period ended June 30, 2006 included an expense of approximately $345,000 for fines and penalties related to the Commerce Department settlement. These decreases in administrative costs were partially offset by increased compensation costs of $160,000, including stock option expense, related to the hiring of a new Chief Executive Officer in the third quarter of 2006 and Chief Financial Officer in the second quarter of 2007.

Research and Development costs increased $77,000 (or 11%) to $758,000 for the three months ended June 30, 2007 as compared to the same period in 2006. We expect the level of research and development spending to increase modestly as we continue to undertake projects to develop new products and make improvements to existing ones.

Interest and other income decreased by $44,000 (or 40%) to $68,000 for the three months ended June 30, 2007 as compared to the same period in 2006. The Company completed a private placement at the end of the first quarter of 2006 which led to higher interest income in the three months ended June 30, 2006.

Interest expense increased $1,000 to $65,000 for the three months ended June 30, 2007, as compared to the same period in 2006. The increase in interest expense is a result of higher interest rates offset by a lower accretion of debt discount and amortization of beneficial conversion feature.

Liquidity and Capital Resources

Since our incorporation in January 1993, our expenses have exceeded sales, resulting in an accumulated deficit of approximately $57.6 million at June 30, 2007. Our cash and cash equivalents were approximately $5.3 million and $7.7 million as of June 30, 2007 and December 31, 2006, respectively. Based upon our current plans and projections, we believe that our existing capital resources will be sufficient to meet our anticipated capital needs through at least the end of December 2007. We will continue to rely on outside sources of financing to meet our long-term capital needs, including the repayment of $2,000,000 face amount of convertible debt which matures on February 28, 2008. However, there can be no assurance, assuming we successfully raise additional funds, that we will achieve positive cash flow. If we are not able to secure additional funding, we will be required to scale back our sales and marketing efforts, research and development programs and general and administrative activities.

Financing Activities

The Company has a $2,000,000 Secured Convertible Note (the “Convertible Note”) payable to Laurus Master Fund Ltd. (“Laurus”) which matures on February 28, 2008. The loan is a revolving asset-based credit facility secured by the accounts receivable, inventory, real property and other assets of the Company, excluding intellectual property. The Convertible Note bears interest at the prime rate, 8.25% at June 30, 2007. The interest rate will increase if the Company’s allowable accounts receivable are not sufficient to satisfy the advance requirements under the loan agreement.

The Convertible Note was originally issued on August 28, 2003 in the face amount of $4,000,000 with an initial term of three years. On November 9, 2005, the Convertible Note’s maturity date was extended to February 28, 2008. The net proceeds of the Convertible Note were used for working capital purposes and payment of outstanding debt.

Subject to certain volume limitations and other conditions, the Convertible Note was convertible into the Common Stock of the Company at the Company’s option if the market price of the Company’s Common Stock exceeded $2.55 per share for 11 consecutive trading days. On December 15, 2004, the first $2,000,000 of the principal amount was converted into approximately 694,000 shares of the Company’s common stock. The fixed conversion price was adjusted upwards from $2.55 to $4.20 on the remaining $2,000,000 principal balance. In March of 2006, the anti-dilution provisions of the Laurus Convertible Note resulted in a reduction of the conversion price of that note from $4.20 to $3.96, in connection with a private placement consummated by the Company. The anti-dilution provisions allow for further adjustment of the conversion price in the event of additional dilution.

During May, 2007, the Company received $52,800 in proceeds from the exercise of employee stock options.

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

Operating and Investing Activities

Net cash used in operating activities for the six months ended June 30, 2007 was $2,242,000 as compared to a use of cash in operations of $3,017,000 during the same period in 2006. The decrease in our cash used in operations was primarily due to the decrease in our net loss, which was $2,785,000 for the six months ended June 30, 2007 as compared to $3,708,000 during the same period in 2006. Also, inventory increased by $966,000 as we have increased stock to support higher sales activity of our EP WorkMate and to support increased sales and marketing efforts of the ViewMate II intracardiac ultrasound catheter system. These uses of funds were offset by a decrease in accounts receivable of $215,000, an increase in accounts payable of $335,000, and we had non-cash share based compensation costs of $407,000.

Capital expenditures were $159,000 for the six months ended June 30, 2007 as compared to $86,000 for the same period in 2006. We do not expect the rate of capital equipment purchases to increase significantly during the remainder of 2007. We lease office space and certain office equipment under operating leases.

We evaluate the collectibility of our receivables quarterly. The allowance for bad debts is based upon specific identification of customer accounts for which collection is doubtful and our estimate of the likelihood of potential loss. To date, we have experienced only modest credit losses with respect to our accounts receivable. To date, we have experienced minor inventory write-downs, and the reserve is consistent with management’s expectations.

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

Summary of Contractual Obligations

The following table summarizes our contractual cash obligations at June 30, 2007, and the effects such obligations are expected to have on liquidity and cash flow in future periods. We do not have any other commercial commitments.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-Term Debt (1)	$2,000,000	$2,000,000	$0	$0	$0
Operating Lease Obligations (2)	$191,000	$111,000	$80,000	$0	$0
Other Long Term Obligations (3)	$0	$0	$0	$0	$0

Total Contractual Cash Obligations	$2,191,000	$2,111,000	$80,000	$0	$0

(1)	We are also contractually obligated to pay variable interest on the Long-Term Debt, the principal of which comes due February 2008.
(2)	The Company leases facility, storage and equipment under operating leases. As these leases expire the Company intends to renew certain leases as necessary to operate the business. In addition, the Company has operating leases on a month-to-month basis.
(3)	The Company also has contractual obligations for certain licensing contracts. We have signed a license agreement with Biosense Webster that provides for a license payment on sales of MapMate units. This license is payable upon sales of the units. We also have other license agreements which the Company may terminate unilaterally in the event that the technology is no longer deemed relevant.

Off-Balance Sheet Arrangements

As of June 30, 2007, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Critical Accounting Policies

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The Commission indicated that a critical accounting policy is one which is important to the portrayal of the company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Note 2 of the Notes to the Consolidated Financial Statements filed on the Company’s Form 10-K for the year ended December 31, 2006 includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. The critical accounting estimates included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 have not materially changed.

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

We have three sales channels: Direct sales to customers, sales to independent distributors, and sales to alliance partners. Our products do not require “installation” in the traditional sense, but the EP-WorkMate system does require a set up. For distributors, the distributor is responsible for the set-up of all electronic hardware products, and we have no obligation after shipment of products to the distributors. For direct sales, while the customer can perform the set-up on its own, our personnel generally will assist customers in this process. The set-up process, which takes approximately 1-2 hours to complete, is usually performed shortly after shipment and primarily consists of assembling the workstation cart and plugging in the monitors, printer, isolation transformer, and the EP-4 Stimulator to the main computer. This process does not impact our standard payment terms. For sales to distributors, payment terms are defined in the distributor agreements as 100% of the purchase price being due 30 to 60 days after shipment. For direct sales, payment terms are agreed in advance of the sale with the balance due 30 to 60 days after shipment.

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

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2007	2006	2007	2006
Beginning balance	$267,000	$318,000	$272,000	$313,000
Warranties	52,000	49,000	131,000	147,000
Warranty payments	(58,000)	(76,000)	(142,000)	(169,000)

Ending balance	$261,000	$291,000	$261,000	$291,000

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

At June 30, 2007, we had a Convertible Note outstanding in the approximate amount of $2,000,000. Interest on the Convertible Note is based on the prime rate. This floating rate debt may lead to additional interest expense if interest rates increase. Because management does not believe that our exposure to interest rate market risk is material at this time, we have not developed or implemented a strategy to manage this market risk through the use of derivative financial instruments or otherwise. We will assess the significance of interest rate market risk from time to time and will develop and implement strategies to manage that market risk as appropriate.

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

Our portfolio includes money markets funds and/or government securities. The diversity of our portfolio helps us to achieve our investment objective. As of June 30, 2007, 100% of our investment portfolio matures less than 90 days from the date of purchase. Due to the short-term nature of these investments, we believe that we are not subject to any material market risk exposure, and as a result, the estimated fair value of our cash and cash equivalents approximates their principal amounts. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2007, we estimate that the fair value of investment portfolio would decline by an immaterial amount.

Foreign Currency Risk

Our international revenues were 23% and 33% of our total revenues in the six months ended June 30, 2007 and 2006, respectively. Our international sales are made through international distributors, our direct sales force and sales to alliance partners, with payments to the Company typically denominated in United States dollars and the Euro. For the six months ended June 30, 2007, approximately 5% of our foreign sales are denominated in the Euro. Management has determined that the impact of foreign currency risk is minimal since a majority of our sales are billed in United States dollars. Our international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors. We do no hedge our foreign currency exposure at present.

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

In March of 2006, the Company announced the U.S. Attorney’s office informed the Company that it would not prosecute the Company in connection with this matter. In the third quarter of 2006, we announced a settlement agreement with the Department of Commerce for $244,000 in which the Company did not admit or deny guilt. The Company also announced that it had made an offer to settle with the Department of the Treasury. In the first quarter of 2007, the Company reached a settlement agreement with the Department of the Treasury for a payment of $33,000 without admitting or denying guilt, which had been accrued in 2006.

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

(c) Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

(b) None.

Item 6. Exhibits.

The exhibits are listed in the Exhibit Index appearing at page 22 herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EP MEDSYSTEMS, INC. (Registrant)

Date: August 14, 2007	By:	/s/ David I. Bruce
David I. Bruce
President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2007	By:	/s/ James J. Caruso
James J. Caruso Chief Financial Officer (Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit Number	Description

31.1*	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.