Form 10-Q
period 2007-09-30
EP MEDSYSTEMS INC
filed 2007-11-13
CIK 1012394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended: September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at November 12, 2007
Common Stock, without par value	30,405,236 shares

EP MEDSYSTEMS, INC. AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

EP MEDSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,589,106	$7,743,239
Accounts receivable, net of allowances for doubtful accounts of $143,000 and $308,000 as of September 30, 2007 and December 31, 2006, respectively	4,184,462	4,808,225
Inventories, net of reserves	3,424,868	2,859,677
Prepaid expenses and other current assets	216,547	419,411

Total current assets	13,414,983	15,830,552
Property, plant and equipment, net	1,760,144	1,937,131
Goodwill	341,730	341,730
Other intangible assets, net	130,854	187,081
Other assets	23,434	14,851

Total assets	$15,671,145	$18,311,345

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Secured convertible note, current	1,996,455	—
Accounts payable	1,214,567	1,531,799
Accrued expenses	1,874,875	1,722,944
Deferred warranty revenue	724,216	542,351

Total current liabilities	5,810,113	3,797,094
Deferred warranty revenue, non-current	533,870	335,658
Secured convertible note, non-current	—	1,989,760

Total liabilities	$6,343,983	$6,122,512

Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 stated value, 50,000,000 shares authorized 30,405,236 and 30,365,236 shares issued at September 30, 2007 and December 31, 2006, respectively	30,406	30,366
Additional paid-in capital	68,098,726	67,423,769
Accumulated other comprehensive loss	(463,647)	(352,628)
Treasury stock, 50,000 shares of common stock at cost	(100,000)	(100,000)
Accumulated deficit	(58,238,323)	(54,812,674)

Total shareholders’ equity	9,327,162	12,188,833

Total liabilities and shareholders’ equity	$15,671,145	$18,311,345

The accompanying notes are an integral part of these statements.

EP MEDSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended
	September 30, 2007	September 30, 2006
Net sales	$5,341,551	$3,799,358
Cost of products sold	1,909,759	1,552,690

Gross profit	3,431,792	2,246,668

Operating costs and expenses:
Sales and marketing expenses	2,416,356	2,378,033
General and administrative expenses	899,501	978,438
Research and development expenses	750,725	669,352

Total operating expenses	4,066,582	4,025,823

Loss from operations	(634,790)	(1,779,155)
Interest and other income	58,920	154,081
Interest expense	(64,816)	(67,256)

Net loss	(640,686)	(1,692,330)

Basic and diluted loss per share	$(0.02)	$(0.06)

Weighted average shares outstanding used to compute basic and diluted loss per share	30,405,236	30,365,236

The accompanying notes are an integral part of these statements.

EP MEDSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Nine Months Ended
	September 30, 2007	September 30, 2006
Net sales	$13,232,585	$11,189,327
Cost of products sold	4,630,795	4,385,178

Gross profit	8,601,790	6,804,149

Operating costs and expenses:
Sales and marketing expenses	7,246,139	7,348,019
General and administrative expenses	2,629,875	2,935,081
Research and development expenses	2,173,896	2,048,064

Total operating expenses	12,049,910	12,331,164

Loss from operations	(3,448,120)	(5,527,015)
Interest and other income	216,415	318,455
Interest expense	(193,944)	(191,382)

Net loss	(3,425,649)	(5,399,942)

Basic and diluted loss per share	$(0.11)	$(0.19)

Weighted average shares outstanding used to compute basic and diluted loss per share	30,385,383	28,981,397

The accompanying notes are an integral part of these statements.

EP MEDSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 (unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Accumulated Deficit	Total
Balance, December 31, 2006	30,365,236	$30,366	$67,423,769	$(352,628)	$(100,000)	$(54,812,674)	$12,188,833
Share-based compensation	—	—	622,197	—	—	—	622,197
Foreign currency translation	—	—	—	(111,019)	—	—	(111,019)
Issuance of common stock upon exercise of employee stock options	40,000	40	52,760	—	—	—	52,800
Net loss	—	—	—	—	—	(3,425,649)	(3,425,649)

Balance, September 30, 2007	30,405,236	$30,406	$68,098,726	$(463,647)	$(100,000)	$(58,238,323)	9,327,162

The accompanying notes are an integral part of this statement.

EP MEDSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended
	September 30, 2007	September 30, 2006
Cash flows from operating activities:
Net loss	$(3,425,649)	$(5,399,942)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	741,036	534,832
Accretion of note discount	6,695	7,237
Amortization of beneficial conversion feature	14,000	15,143
Non cash expenses in connection with issuance of options to consultant	—	196,480
Share-based compensation	622,197	728,739
Bad debt (recovery) expense	(165,418)	77,000
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	789,181	(123,793)
(Increase) decrease in inventories	(811,590)	140,011
Decrease in prepaid expenses and other assets	180,281	149,200
(Decrease) in accounts payable	(317,232)	(814,979)
Increase in accrued expenses and deferred revenue	532,008	217,694

Net cash used in operating activities	$(1,834,491)	$(4,272,378)

Cash flows from investing activities:
Capital expenditures	(220,997)	(129,053)
Patent costs	(40,426)	(84,992)

Net cash used in investing activities	$(261,423)	$(214,045)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering expenses	—	9,479,149
Proceeds from exercised stock options	52,800

Net cash provided by financing activities	$52,800	$9,479,149

Effect of exchange rate changes	(111,019)	(172,289)
Net (decrease) increase in cash and cash equivalents	(2,154,133)	4,820,437
Cash and cash equivalents, beginning of period	7,743,239	5,180,001

Cash and cash equivalents, end of period	$5,589,106	$10,000,438

Supplemental cash flow information
Cash paid for interest	$157,088	$178,992

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

Our cash and cash equivalents were approximately $5.6 million and $7.7 million as of September 30, 2007 and December 31, 2006, respectively. Based upon our current plans and projections, we believe that our existing capital resources will be sufficient to meet our anticipated capital needs through at least December 31, 2007. We will continue to rely on outside sources of financing to meet our long-term capital needs, including the repayment of $2,000,000 face amount of convertible debt which matures on February 28, 2008. However, there can be no assurance, assuming we successfully raise additional funds, that we will achieve positive cash flow. If we are not able to secure additional funding, we will be required to scale back our sales and marketing efforts, research and development programs and general and administrative activities.

Note 2. Inventories

Inventories are valued at the lower of cost or market with cost being determined on a first-in, first-out basis. Inventories consist of the following at September 30, 2007 and December 31, 2006:

	September 30, 2007 (unaudited)	December 31, 2006
Raw materials	$1,462,000	$1,488,000
Work in process	280,000	166,000
Finished goods	2,024,000	1,492,000
Reserve for obsolescence	(341,000)	(286,000)

	$3,425,000	$2,860,000

Note 3. Notes payable

The Company has a $2,000,000 Secured Convertible Note (the “Convertible Note”) payable to Laurus Master Fund Ltd. (“Laurus”) which matures on February 28, 2008. The loan is a revolving asset-based credit facility secured by the accounts receivable, inventory, real property and other assets of the Company, excluding intellectual property. The Convertible Note bears interest at the prime rate, 7.75% at September 30, 2007. The interest rate will increase if the Company’s allowable accounts receivable are not sufficient to satisfy the advance requirements under the loan agreement.

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

Common Stock

At the Company’s Annual Meeting of Shareholders held on September 12, 2007, the shareholders approved an amendment to our Certificate of Incorporation to increase the authorized number of shares of common stock from 40,000,000 shares to 50,000,000 shares. The Company’s common stock has no par value, $.001 stated value per share, and a total of 30,405,236 and 30,365,236 shares were issued and 50,000 shares were held in Treasury Stock at September 30, 2007 and December 31, 2006.

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

The Company currently has five stock-based employee compensation plans. Stock options issued under the plans become exercisable over specified periods, generally within five years from the date of grant and generally expire ten years from the grant date. Share-based compensation of $215,000 and $344,000 or $0.01 per share was recognized for the three months ended September 30, 2007 and 2006, respectively. Additionally, share based compensation of $622,000, or $0.02 per share, and $729,000, or $0.03 per share, was recognized for the nine month periods ended September 30, 2007 and 2006, respectively. The Company anticipates that share-based compensation for its employees will not exceed $1,000,000 for the year ended December 31, 2007. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants during the three months ended

September 30, 2007: expected volatility of 81%; risk-free interest rate of 4.38% and an expected life of 10 years. The Company received proceeds of $53,000 and $0 from stock option exercises for the nine months ended September 30, 2007 and 2006, respectively.

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

Note 6. Industry Segment and Geographic Information

EP MedSystems manages its business based on one reportable segment, the manufacture and sale of cardiac electrophysiology products. EP MedSystems’ chief operating decision-makers use consolidated results to make operating and strategic decisions. The following table sets forth product sales by geographic region for the three and nine months ended September 30, 2007 and 2006.

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2007	2006	2007	2006
United States	$4,426,000	$3,000,000	$10,477,000	$7,920,000
Europe/Middle East	584,000	465,000	1,931,000	1,590,000
Asia and Pacific Rim	332,000	334,000	825,000	1,679,000

	$5,342,000	$3,799,000	$13,233,000	$11,189,000

The following table sets forth product sales by product line for the three and nine months ended September 30, 2007 and 2006.

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2007	2006	2007	2006
EP-WorkMate® platform	$4,465,000	$3,153,000	$11,267,000	$9,555,000
ViewFlexTM catheters and ViewMate® II ultrasound systems	692,000	406,000	1,376,000	932,000
ALERT® System, EP catheters and other	185,000	240,000	590,000	702,000

	$5,342,000	$3,799,000	$13,233,000	$11,189,000

EP MedSystems’ long-lived assets are primarily located in the United States. No customer accounted for more than 10% of the Company’s sales for the three months or nine months ended September 30, 2007. One customer accounted for 14% of the Company’s sales for the nine months ended September 30, 2006. One customer accounted for 22% of the gross outstanding accounts receivables at September 30, 2006.

Net sales for the nine months ended September 30, 2007 were billed in two currencies: $12,676,000 in U.S. dollars and the equivalent of $557,000 in Euros. Management has determined the impact of foreign currency risk on sales to be minimal since a majority of sales are billed in U.S. dollars. EP MedSystems does incur translation gains and losses, which are recorded in shareholders’ equity. Cumulative translation losses amounted to approximately $464,000 as of September 30, 2007. In addition, EP MedSystems had not entered into any derivative financial instruments for hedging or other purposes.

Note 7. Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding. Due to the losses incurred for each period presented, diluted net loss per share does not differ from basic net loss per share for each period presented, since potential shares of common stock issuable upon the exercise of stock options, warrants, and convertible debt are anti-dilutive for all periods presented. Accordingly, approximate potential common shares of 4,237,000 and 3,781,000 for the periods ending September 30, 2007 and 2006, respectively, have been excluded from the diluted per share calculation.

Note 8. Comprehensive Income/Loss

For the three and nine months ended September 30, 2007 and 2006, EP MedSystems’ comprehensive loss consisted of net loss and foreign currency translation adjustments resulting from our UK and French subsidiaries. The comprehensive losses for the three and nine months ended September 30, 2007 were approximately $685,000 and $3,537,000, and for the three and nine months ended September 30, 2006, $1,746,000 and $5,572,000, respectively.

Note 9. Income Taxes

EP MedSystems accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS No. 109”). SFAS 109 requires the Company to recognize income tax benefits for the loss carryforwards, which have not previously been recorded. At September 30, 2007, a valuation allowance has been recognized to offset all deferred tax assets related to these carryforwards. At December 31, 2006, the Company had approximately $49,000,000 of federal net operating loss carryforwards available to offset future income. The federal carryforwards expire between 2009 and 2026. Due to ownership changes that occurred, as defined by Section 382 of the Internal Revenue Code, the Company may be limited in the use of net operating losses.

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

In March of 2006, the U.S. Attorney’s office informed the Company that it would not prosecute the Company in connection with this matter. In the third quarter of 2006, the Company reached a settlement agreement with the Department of Commerce which required the Company to make a payment of $244,000 without admitting or denying guilt. In the first quarter of 2007, the Company reached a settlement agreement with the Department of the Treasury which required the Company to make a payment of $33,000 without admitting or denying guilt.

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

Our core diagnostic product is the EP-WorkMate® platform which consists of the EP-WorkMate® recording system and the EP-4™ Computerized Cardiac Stimulator. The EP-WorkMate® system is a computerized electrophysiology workstation that monitors displays and stores cardiac electrical activity and arrhythmia data. It offers, among other features, display and storage of up to 192 intracardiac signals, real-time diagnosis, analysis and integration with our own proprietary systems, such as our EP-4™ Stimulator, as well as with the systems of other market leaders and with other technologies and systems. The EP-4™ Stimulator is a computerized signal generator and processor which, when integrated with the EP-WorkMate® system, is used to stimulate the heart with electrical impulses in order to locate arrhythmia. For the nine months ended September 30, 2007 and 2006, the EP-WorkMate® platform accounted for approximately 85% and 86%, respectively, of our total sales.

We have also developed an intracardiac echo (ultrasound or ICE) ultrasound catheter system, including the ViewFlexTM intracardiac imaging catheters and ViewMate® II ultrasound imaging console. These products offer high-resolution, real-time ultrasound imaging capability designed to improve a physician’s or clinician’s ability to visualize anatomy and devices inside the chambers of the heart. We believe the ViewFlexTM catheters and ViewMate® II Ultrasound systems may play an important role for a broad range of potential applications in electrophysiology and cardiology. Sales of the ViewFlex™ catheters and related ViewMate® II systems accounted for approximately 10% and 8% of our total sales revenue in the nine months ended September 30, 2007 and 2006, respectively. In April, 2007, we launched for sale the new ViewMate® II ultrasound system based on Philips Medical Systems’ HDII XE platform. Philips will act as an original equipment manufacturer for the product to be sold under our proprietary name ViewMate® II. As part of the joint development and distribution agreement, we have exclusive rights to sell this platform in hospital electrophysiology (“EP”) and cardiac catheterization labs, and Philips may offer the ICE option to its customers in cardiac ultrasound and other hospital departments on the HDII XE ultrasound system, providing additional platforms capable of using our ViewFlex catheters.

We have also developed a product for the treatment of atrial fibrillation known as the ALERT® System, which uses a patented electrode catheter to deliver measured, variable, low-energy electrical impulses directly to the inside of the heart to convert atrial fibrillation to a normal heart rhythm. Sales of the ALERT® System and related catheters accounted for approximately 3% and 4% of our total sales revenues for the nine months ended September 30, 2007 and 2006, respectively. We also market a line of diagnostic electrophysiology catheters for stimulation and sensing of electrical signals during electrophysiology studies, which represented approximately 1% and 2% of our total sales revenues for the nine months ended September 30, 2007 and 2006, respectively.

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

Results of Operations.

Revenues and Gross Margin on Product Revenues

Our revenues and gross margin on product revenues were as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2007	2006	2007	2006
EP-WorkMate® platform	$4,465,000	$3,153,000	$11,267,000	$9,555,000
ViewFlexTM catheters and ViewMate® II ultrasound systems	692,000	406,000	1,376,000	932,000
ALERT® System, EP catheters and other	185,000	240,000	590,000	702,000

Total revenue	$5,342,000	$3,799,000	$13,233,000	$11,189,000

Cost of products sold	1,910,000	1,553,000	4,631,000	4,385,000
Gross profit	$3,432,000	$2,246,000	$8,602,000	$6,804,000

Gross profit as a percentage of total revenue	64%	59%	65%	61%

NINE MONTHS ENDED SEPTEMBER 30, 2007 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2006

Revenues and Gross Margin

The Company had net sales of $13,233,000 for the nine months ended September 30, 2007, as compared to $11,189,000 for the comparable period in 2006. This $2,044,000 (or 18%) increase was primarily due to increased sales of our EP-WorkMate® platform and new integrated NurseMate™ and MapMate™ product features. We also had higher sales of EP-4™ Stimulators and other EP-WorkMate® warranties, upgrades and peripheral products as compared to the same period in 2006. Sales of ultrasound products increased by 48% to $1,376,000 during the nine months ended September 30, 2007 as compared to 2006 due to the introduction of the ViewMate® II ultrasound system based on Philips Medical Systems’ HDII XE platform in April, 2007. Overall sales to the Asia Pacific market declined by $853,000 during the nine months ended September 30, 2007 as compared to September 30, 2006. This decline occurred because sales in the nine month period ended September 30, 2006 were favorably impacted by a $705,000 one-time upgrade program by our Japanese distributor, which did not recur in 2007. Total domestic sales increased by approximately 32% during the nine months ended September 30, 2007 as a result of increased sales activity of the EP-WorkMate® platform with integrated NurseMate™ and MapMate™ product features and increased sales of the ViewMate® II ultrasound system. European/Middle Eastern sales increased by approximately 21% during the nine months ended September 30, 2007 as compared to 2006.

Gross profit on sales for the nine months ended September 30, 2007 was $8,602,000, an increase of 26%, as compared with $6,804,000 for the same period in 2006. Gross profit as a percentage of sales was 65% as compared to 61% in the first nine months of 2006. The increase in gross margin can be attributed to several factors including, an increase in our average selling price for the EP WorkMate® and EP-4™ Stimulator and the introduction of new product features which are integrated into our existing EP-WorkMate® platform. In addition, the 2007 period included a higher percentage of domestic sales, which have a higher gross margin than international sales.

Operating Expenses

The following is a summary of other operating expenses in dollars and as a percent of total revenue:

	Nine Months Ended
	September 30, 2007		September 30, 2006
	($)	Percent of revenue	($)	Percent of revenue
Sales and marketing expenses	$7,246,000	55%	$7,348,000	66%
General and administrative expenses	2,630,000	20%	2,935,000	26%
Research and development expenses	2,174,000	16%	2,048,000	18%

Total operating expenses	$12,050,000	91%	$12,331,000	110%

Total operating expenses decreased by $281,000, or 2%, to $12,050,000 for the nine months ended September 30, 2007 as compared to the same period in 2006.

Sales and marketing expenses decreased by $102,000, or 1%, to $7,246,000 for the nine months ended September 30, 2007 as compared to the same period in 2006. Costs for our clinical affairs activities decreased by $929,000 versus the nine month period ended September 30, 2006. We completed phase I of our ICE Chip study in 2006 and funded the data analysis in the first quarter of 2007. We are not pursuing additional clinical studies at this time. We recovered a previously written off accounts receivable of approximately $100,000 during the nine months ended September 30, 2007 resulting in a reduction in our bad debt expense. The decreases in these costs were partially offset by increases of approximately $956,000 in compensation, benefits and travel costs for additional headcount and other sales activities, including increased sales and marketing efforts of the ViewMate II intracardiac ultrasound catheter system.

General and administrative expenses decreased $305,000, or 10%, to $2,630,000 for the nine months ended September 30, 2007, as compared to the same period in 2006. The primary cause was a $270,000 decrease in legal costs as a result of the completion of the Company’s investigations with the U.S. Department of Commerce and the U.S. Department of the Treasury. The nine month period ended September 30, 2006 also included an expense of approximately $345,000 for fines and penalties related to the Commerce Department settlement. Additionally, the nine month period ending September 30, 2006 included approximately $300,000 in expenses related to hiring a new Chief Executive Officer including recruitment fees and stock option compensation expense for the interim CEO. These decreases in administrative costs were partially offset by increased compensation costs including stock option expense, related to the hiring of a new Chief Executive Officer and other administrative personnel.

Research and development expenses increased $126,000, or 6% to $2,174,000 for the nine months ended September 30, 2007 as compared to the same period in 2006. We expect the level of research and development spending to increase slightly as we continue to undertake projects to develop new products and make improvements to existing ones.

Non-Operating Income and Expenses

The following is a summary of non-operating income and expenses:

	For The Nine Months Ended September 30,
	2007	2006
Interest and other income	$216,000	$318,000
Interest expense	$(194,000)	$(191,000)

Interest and other income decreased by $102,000 or 32% to $216,000 for the nine months ended September 30, 2007 as compared to the same period in 2006. The Company completed a private placement in March, 2006 which led to higher interest income commencing in the second quarter of 2006. Interest income has declined as the Company’s overall cash balance has declined.

Interest expense increased $3,000 or 1% to $194,000 for the nine months ended September 30, 2007, as compared to the same period in 2006. The interest is primarily related to the Company’s $2,000,000 secured convertible debt which carries interest at the prime rate and matures in February, 2008.

THREE MONTHS ENDED SEPTEMBER 30, 2007 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006

Revenues and Gross Margin

The Company had net sales of $5,342,000 for the three months ended September 30, 2007, as compared to $3,799,000 for the comparable period in 2006. This $1,543,000 or 41% increase was primarily due to increased sales of our EP-WorkMate® platform and new integrated NurseMate™ and MapMate™ product features. We also had higher sales of EP-4™ Stimulators and other EP-WorkMate® warranties, upgrades and peripheral products as compared to the same period in 2006. Sales of ultrasound products increased by 70% to $692,000 during the three months ended September 30, 2007 as compared to the same period in 2006 due to the introduction of the ViewMate® II ultrasound system based on Philips Medical Systems’ HDII XE platform in April, 2007. Total domestic sales increased by approximately 48% during the three months ended September 30, 2007 as a result of increased sales activity of the EP-WorkMate® platform with integrated NurseMate™ and MapMate™ product features and increased sales of the ViewMate® II ultrasound system. European/Middle Eastern sales increased by approximately 26% during the three months ended September 30, 2007 as compared to 2006.

Gross profit on sales for the three months ended September 30, 2007 was $3,432,000 as compared with $2,246,000 for the same period in 2006. Gross profit as a percentage of sales was 64% during the three months ended September 30, 2007, as compared to 59% in the third quarter of 2006. The increase in gross margin can be attributed to several factors including an increase in the average selling price of our EP WorkMate® and EP-4™ Stimulator and the introduction of new product features which are integrated into our existing EP-WorkMate® platform. In addition, the 2007 period included a higher percentage of domestic sales, which have a higher gross margin than international sales.

Operating Expenses

The following is a summary of other operating expenses in dollars and as a percent of total revenue:

	Three Months Ended
	September 30, 2007		September 30, 2006
	($)	Percent of revenue	($)	Percent of revenue
Sales and marketing expenses	$2,416,000	45%	$2,378,000	63%
General and administrative expenses	900,000	17%	978,000	26%
Research and development expenses	751,000	14%	669,000	18%

Total operating expenses	$4,067,000	76%	$4,025,000	106%

Total operating expenses increased by $42,000, or 1%, to $4,067,000 for the three months ended September 30, 2007 as compared to the same period in 2006.

Sales and marketing expenses increased by $38,000, or 2%, to $2,416,000 for the three months ended September 30, 2007 as compared to the same period in 2006. Costs for our clinical affairs activities decreased by $349,000 versus the three month period ended September 30, 2006. We completed phase I of our ICE Chip study in 2006 and funded the data analysis in the first quarter of 2007. We are not pursuing additional clinical studies at this time. This decrease in costs was offset by increases of approximately $405,000 in compensation, benefits and travel costs for additional headcount and other sales activities, including increased sales and marketing efforts of the ViewMate II intracardiac ultrasound catheter system.

General and administrative expenses decreased by $78,000, or 8%, to $900,000 for the three months ended September 30, 2007, as compared to the same period in 2006. The primary cause was a $79,000 decrease in legal costs primarily as a result of the completion of the Company’s investigations with the U.S. Department of Commerce and the U.S. Department of the Treasury. Also, the three month period ending September 30, 2006 included approximately $300,000 in expenses related to hiring a new Chief Executive Officer including recruitment fees and stock option compensation expense for the interim CEO. This decrease was partially offset by increased compensation costs, including stock option expense, incurred as a result of having the new CEO in place for the entire the three month period ended September 30, 2007 and the hiring of other administrative personnel.

Research and development expenses increased $82,000, or 12% to $751,000 for the three months ended September 30, 2007 as compared to the same period in 2006. We expect the level of research and development spending to increase slightly as we continue to undertake projects to develop new products and make improvements to existing ones.

Non-Operating Income and Expenses

The following is a summary of non-operating income and expenses:

	For The Three Months Ended September 30,
	2007	2006
Interest and other income	$59,000	$154,000
Interest expense	$(65,000)	$(67,000)

Interest and other income decreased by $95,000 or 62% to $59,000 for the three months ended September 30, 2007 as compared to the same period in 2006. The Company completed a private placement in March, 2006 which led to higher interest income commencing in the second quarter of 2006. Interest income has declined as the Company’s overall cash balance has declined.

Interest expense decreased $2,000 or 3% to $65,000 for the three months ended September 30, 2007, as compared to the same period in 2006. The interest is primarily related to the Company’s $2,000,000 secured convertible debt which carries interest at the prime rate and matures in February, 2008.

Liquidity and Capital Resources

Since our incorporation in January 1993, our expenses have exceeded sales, resulting in an accumulated deficit of approximately $58.2 million at September 30, 2007. Our cash and cash equivalents were approximately $5.6 million and $7.7 million as of September 30, 2007 and December 31, 2006, respectively. Based upon our current plans and projections, we believe that our existing capital resources will be sufficient to meet our anticipated capital needs through at least the end of December 2007. We will continue to rely on outside sources of financing to meet our long-term capital needs, including the repayment of $2,000,000 face amount of convertible debt which matures on February 28, 2008. However, there can be no assurance, assuming we successfully raise additional funds, that we will achieve positive cash flow. If we are not able to secure additional funding, we will be required to scale back our sales and marketing efforts, research and development programs and general and administrative activities.

Financing Activities

The Company has a $2,000,000 Secured Convertible Note (the “Convertible Note”) payable to Laurus Master Fund Ltd. (“Laurus”) which matures on February 28, 2008. The loan is a revolving asset-based credit facility secured by the accounts receivable, inventory, real property and other assets of the Company, excluding intellectual property. The Convertible Note bears interest at the prime rate, 7.75% at September 30, 2007. The interest rate will increase if the Company’s allowable accounts receivable are not sufficient to satisfy the advance requirements under the loan agreement.

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

Operating and Investing Activities

Net cash used in operating activities for the nine months ended September 30, 2007 was $1,834,000 as compared to a use of cash in operations of $4,272,000 during the same period in 2006. The decrease in our cash used in operations was primarily due to the decrease in our net loss, which was $3,426,000 for the nine months ended September 30, 2007 as compared to $5,400,000 during the same period in 2006. Accounts receivable decreased by $789,000 despite the increase in revenue due to increased collection efforts of overdue accounts receivable. Inventory increased by $812,000 as we have increased stock to support higher sales activity of our EP WorkMate and to support increased sales and marketing efforts of the ViewMate II intracardiac ultrasound catheter system. Accounts payable and accrued expenses payable decreased by $165,000 and deferred revenue increased by $380,000 due to increased sales of product warranties. We had non-cash share based compensation costs of $622,000.

Capital expenditures were $221,000 for the nine months ended September 30, 2007 as compared to $129,000 for the same period in 2006. We do not expect the rate of capital equipment purchases to increase significantly during the remainder of 2007. We lease office space and certain office equipment under operating leases.

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

Summary of Contractual Obligations

The following table summarizes our contractual cash obligations at September 30, 2007, and the effects such obligations are expected to have on liquidity and cash flow in future periods. We do not have any other commercial commitments.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-Term Debt (1)	$2,000,000	$2,000,000	$0	$0	$0
Operating Lease Obligations (2)	$165,000	$105,000	$60,000	$0	$0
Other Long Term Obligations (3)	$0	$0	$0	$0	$0

Total Contractual Cash Obligations	$2,165,000	$2,105,000	$60,000	$0	$0

(1)	We are also contractually obligated to pay variable interest on the Long-Term Debt, the principal of which comes due February 2008.
(2)	The Company leases facility, storage and equipment under operating leases. As these leases expire the Company intends to renew certain leases as necessary to operate the business. In addition, the Company has operating leases on a month-to-month basis.
(3)	The Company also has contractual obligations for certain licensing contracts. We have signed a license agreement with Biosense Webster that provides for a license payment on sales of MapMate units. This license is payable upon sales of the units. We also have other license agreements which the Company may terminate unilaterally in the event that the technology is no longer deemed relevant.

Off-Balance Sheet Arrangements

As of September 30, 2007, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation

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

We provide a one-year warranty on all of our electronic products, and in accordance with Statement of Financial Accounting Standard No. 5 “Accounting for Contingencies”, accrues for the estimated cost of providing the warranty at the time of sale. Further, the Company incurs discretionary costs to service its products in connection with product performance issues. The estimates of the future warranty costs are based on historical experience.

	For The Three Months Ended September 30,		For The Nine Months End September 30,
	2007	2006	2007	2006
Beginning balance	$261,000	$291,000	$272,000	$313,000
Warranties	89,000	61,000	220,000	284,000
Warranty payments	(96,000)	(83,000)	(238,000)	(325,000)

Ending balance	$254,000	$269,000	$254,000	$272,000

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

At September 30, 2007, we had a Convertible Note outstanding in the approximate amount of $2,000,000. Interest on the Convertible Note is based on the prime rate. This floating rate debt may lead to additional interest expense if interest rates increase. Because management does not believe that our exposure to interest rate market risk is material at this time, we have not developed or implemented a strategy to manage this market risk through the use of derivative financial instruments or otherwise. We will assess the significance of interest rate market risk from time to time and will develop and implement strategies to manage that market risk as appropriate.

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

Our portfolio includes money markets funds and/or government securities. The diversity of our portfolio helps us to achieve our investment objective. As of September 30, 2007, 100% of our investment portfolio matures less than 90 days from the date of purchase. Due to the short-term nature of these investments, we believe that we are not subject to any material market risk exposure, and as a result, the estimated fair value of our cash and cash equivalents approximates their principal amounts. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2007, we estimate that the fair value of our investment portfolio would decline by an immaterial amount.

Foreign Currency Risk

Our international revenues were 21% and 29% of our total revenues in the nine months ended September 30, 2007 and 2006, respectively. Our international sales are made through international distributors, our direct sales force and sales to alliance partners, with payments to the Company typically denominated in United States dollars and the Euro. For the nine months ended September 30, 2007, approximately 20% of our foreign sales (or 4% of our total sales) are denominated in the Euro. Management has determined that the impact of foreign currency risk is minimal since a majority of our sales are billed in United States dollars. Our international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors. We do no hedge our foreign currency exposure at present.

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

The Company’s Annual Meeting of Shareholders was held on September 12, 2007 and in connection therewith, management solicited proxies pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. An aggregate of 30,405,236 shares of the Company’s common stock was outstanding and entitled to a vote at the meeting. At the meeting the following matters were submitted to a vote of the holders of the common stock, with the results indicated below:

1.	Election of Directors. The following persons were elected as Directors of the Company. All were management’s nominees for election, and all were serving as directors. There was no solicitation in opposition to such nominees. The tabulation of votes was as follows:

Nominee	Term	For	Against
David Jenkins	2010 Annual Meeting	19,761,407	983,250
Abhijeet Lele	2010 Annual Meeting	19,802,520	942,137
Gerard Michel	2009 Annual Meeting	19,802,520	942,137

2.	Ratification of Grant Thornton LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007. The appointment of Grant Thornton LLP as the Company’s independent registered public accounting firm for the current fiscal year was ratified. The tabulation of votes was as follows:

	For	Against	Abstain
Ratification of Grant Thornton, LLP	20,420,929	141,949	181,736

3.	Increase the Number of Authorized Shares of Common Stock. A proposal to amend our Certificate of Incorporation to increase the authorized number of shares of common stock from 40,000,000 shares to 50,000,000 shares was approved. The tabulation of votes was as follows:

	For	Against	Abstain
Amend Certificate of Incorporation	19,442,565	1,291,092	11,000

4.	A proposal to amend our 2006 Stock Option Plan (the “2006 Option Plan”) to increase the number of shares of common stock reserved for issuance under the 2006 Option Plan from 1,000,000 to 1,500,000 shares was approved. The tabulation of votes was as follows:

	For	Against	Abstain
Amend 2006 Stock Option Plan	9,461,668	747,587	2,800

5.	A proposal to amend our 2006 Directors Stock Option Plan (the “2006 Directors Plan”) to allow for a Board member to receive additional option grants under the 2006 Directors Plan after his existing option grant has fully vested was approved. The tabulation of votes was as follows:

	For	Against	Abstain
Amend 2006 Directors Option Plan	8,706,389	1,499,077	6,589

Item 5.	Other Information.

(b) None.

Item 6.	Exhibits.

The exhibits are listed in the Exhibit Index appearing at page 24 herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EP MEDSYSTEMS, INC. (Registrant)

Date: November 12, 2007	By:	/s/ David I. Bruce
David I. Bruce
President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2007	By:	/s/ James J. Caruso
James J. Caruso
Chief Financial Officer (Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit Number	Description
31.1*	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.