Form 10-K
period 2007-12-31
EP MEDSYSTEMS INC
filed 2008-03-31
CIK 1012394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

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

Large accelerated filer   ☐    Accelerated Filer  ☐     Non-accelerated filer  ☐    Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐   Yes    ☒  No

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on June 29, 2007 as reported on the NASDAQ Capital Market, was approximately $45,420,000. In determining the market value of the registrant’s common stock held by non-affiliates, shares of common stock beneficially owned by directors, officers and holders of more than 10% of the registrant’s common stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 28, 2008, there were outstanding 30,405,236 shares of the registrant’s common stock, no par value, stated value $.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our 2007 fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in or incorporated by reference into this annual report are “forward-looking statements” and are made to comply with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. Matters discussed in or incorporated by reference into this annual report that relate to events or developments that are expected to occur in the future, including management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters constitute forward-looking statements. Forward-looking statements are based on management’s beliefs, assumptions and expectations of our future economic performance, taking into account the information currently available to management. These statements may be identified by the use of words like “plans”, “expects”, “believes”, “projects”, “anticipates”, “intends”, “estimates”, “will”, “ should”, “could” and other similar expressions that indicate future events and trends. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. They are subject to change based upon various factors, including but not limited to the risks and uncertainties summarized below. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

•	We have a history of operating losses and expect future losses;

•	We may need additional funds to support operations and may need to reduce operations, sell stock or assets, or merge with another entity to continue operations;

•	Our indebtedness and debt service could adversely affect our financial condition;

•	We may need to establish collaborative agreements;

•

Our success will depend on market acceptance of our existing and new products, particularly our intracardiac echo (ultrasound or ICE) ultrasound catheter system, including the ViewFlexTM intracardiac imaging catheters and ViewMate® II ultrasound imaging console;

•	We are required to obtain regulatory approvals in order to manufacture and market our products;

•	We may face fluctuations in future quarterly operating results;

•	We are primarily engaged in the sale of capital equipment and are subject to the budgetary cycles of our customers;

•	Our profitability will depend on our ability to manufacture our products efficiently and economically;

•	We depend on third-party sources to manufacture certain of our products and critical components of our products;

•	Our success depends on our ability to keep pace with technological developments and marketplace changes;

•	Our patents and proprietary rights may not provide sufficient protection for our intellectual property;

•	Intellectual property litigation could harm our business;

•	We face significant competition and many of our competitors have greater financial, marketing and other resources than we do.

•	Third-party reimbursement might be reduced or denied, which may reduce our revenues;

•	We may lose key personnel, sales force and/or distributors;

•	We are subject to product liability claims;

•	We are subject to risks associated with sales in multiple countries;

•	Our export controls may not be adequate to ensure compliance with United States export laws;

•

We have sold our products into countries under embargo by the United States and have incurred significant legal, consulting and accounting fees in connection with investigations by the Department of Commerce and Department of Treasury. We have also paid approximately $280,000 to settle these matters;

•

We may be the subject of an ongoing investigation by the Securities and Exchange Commission regarding our public disclosure related to our sale of goods into Iran and may face costs, fines and penalties as a result; and

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

General

We were incorporated in New Jersey in January 1993 and operate in a single industry segment. We develop, manufacture and market a line of products for use in the cardiac rhythm management or electrophysiology (“EP”) market which are used for visualization, diagnosis and treatment of cardiac rhythm disorders. Our EP product line includes the EP-WorkMate® computerized electrophysiology workstation and the EP-4™ Computerized Cardiac Stimulator, with options to incorporate the MapMate® Navigation Interface, the NurseMate™ Remote Review Charting Station, and products linking our systems to hospital IT networks. In addition, our intracardiac echo (ICE) ultrasound catheter system, including our ViewFlex® intracardiac imaging catheters and ViewMate® II ultrasound imaging system, is used for live visualization of devices and anatomy during catheter based procedures in EP and interventional cardiology.

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

We have identified the diagnosis and treatment of atrial fibrillation, a particular type of arrhythmia, as an area of interest for our ongoing development, clinical and sales efforts. Atrial fibrillation is the most prevalent type of abnormal heart rhythm and is estimated to afflict over 5,000,000 people worldwide (of whom approximately 3,000,000 live in the United States) with an estimated 300,000 to 400,000 new cases diagnosed each year. Although not immediately life-threatening, patients with atrial fibrillation may exhibit symptoms which include palpitations, fatigue and dizziness. Atrial fibrillation is linked to a significantly increased risk of stroke and to a diminished lifestyle due to decreased cardiac output.

Our core diagnostic product is the EP-WorkMate® computerized electrophysiology workstation and the integrated EP-4™ Computerized Cardiac Stimulator, with options to incorporate the MapMate® Navigation Interface, the NurseMate™ Remote Review Charting Station, and products linking our systems to hospital IT networks. The EP-WorkMate® system is a computerized electrophysiology workstation that monitors displays and stores cardiac electrical activity and arrhythmia data. It offers, among other features, display and storage of up to 192 intracardiac signals, real-time diagnosis, analysis and integration with our own proprietary systems, such as our EP-4™ Stimulator, as well as with the systems of other market leaders and with other technologies and systems. In the fourth quarter of 2006, we received market clearance from the United States Food and Drug Administration (“FDA”) to sell the MapMate® interface in the United States. The MapMate® integrates Johnson & Johnson’s (“J&J) Biosense Webster Division’s CARTO Mapping navigation system, allowing EP studies to be more efficient and user friendly. The EP-4™ Stimulator is a computerized signal generator and processor which, when integrated with the EP-WorkMate® system, is used to stimulate the heart with electrical impulses in order to locate arrhythmia. The NurseMate™ Remote Review Charting Station is an integrated monitoring and review station that allows a separate EP WorkMate® user to review and edit patient study data. We believe that the EP-WorkMate® system, when integrated with the EP-4™ Stimulator, offers the most advanced diagnostic computer system available to the electrophysiology market. The EP-WorkMate® platform accounted for approximately 85%, 86% and 85% of our total sales for the years ended December 31, 2007, 2006 and 2005, respectively.

We have also developed an intracardiac echo (ultrasound or ICE) ultrasound catheter system, comprised of our ViewFlex® intracardiac imaging catheters and ViewMate® II ultrasound imaging console. These products offer high-resolution, real-time ultrasound imaging capability designed to improve a physician’s or clinician’s ability to visualize anatomy and devices inside the chambers of the heart. We believe the ViewFlex® catheters and ViewMate® II Ultrasound systems will play an important role for a broad range of potential applications in electrophysiology and interventional cardiology. Sales of the ViewFlex® catheters and related ViewMate® II systems accounted for approximately 11%, 8% and 9% of our total sales for the years ended December 31, 2007, 2006 and 2005, respectively. In January, 2007, we announced our collaboration with Philips to jointly develop and market an ultrasound system designed for use with our ViewFlex® catheter. In April, 2007, we launched for sale the new ViewMate® II ultrasound system based on Philips Medical Systems’ HDII XE platform. Philips acts as an original equipment manufacturer for the product to be sold under our proprietary name ViewMate® II. As part of the joint development and distribution agreement, we have exclusive rights to sell this platform in hospital electrophysiology (“EP”) and cardiac catheterization labs, and Philips may offer the ICE option to its customers in cardiac ultrasound and other hospital departments on the HDII XE ultrasound system, providing additional platforms capable of using our ViewFlex® catheters.

We also market a product for the treatment of atrial fibrillation known as the ALERT® System, which uses a patented electrode catheter to deliver measured, variable, low-energy electrical impulses directly to the inside of the heart to convert atrial fibrillation to a normal heart rhythm. Sales of the ALERT® System and related catheters accounted for approximately 3%, 4% and 4% of our total sales for the years ended December 31, 2007, 2006 and 2005, respectively. We obtained Class III Design Examination Certification from a European Notified Body allowing us to label the ALERT® System with a CE Mark, which permits us to sell the ALERT® System in the European Community. During the fourth quarter of 2007, we began a process to identify strategic alternatives for our ALERT® Catheter product line. We are working to identify a buyer and to complete a divestiture of the product line.

During the fourth quarter of 2007, we discontinued our line of diagnostic electrophysiology catheters used for stimulation and sensing of electrical signals during electrophysiology studies, which have historically represented approximately 2% of total sales.

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

The table below shows net sales and percentage of total net sales contributed by each of our core products for the fiscal years 2007, 2006 and 2005:

	For The Twelve Months Ended December 31,
	2007	2006	2005
Net Sales
EP-WorkMate® platform	$16,062,000	$13,383,000	$14,161,000
ViewFlexTM catheters and ViewMate® II ultrasound systems	1,974,000	1,244,000	1,543,000
ALERT® System, EP catheters and other	816,000	931,000	965,000

Total revenue	$18,852,000	$15,558,000	$16,669,000

	For The Twelve Months Ended December 31,
	2007	2006	2005
Percentage of Net Sales
EP-WorkMate® platform	85%	86%	85%
ViewFlex® catheters and ViewMate® II ultrasound systems	11%	8%	9%
ALERT® System, EP catheters and other	4%	6%	6%

	100%	100%	100%

Company Strategy

The mission of EP MedSystems, Inc. is to develop, manufacture and market the most clinically advanced diagnostic, therapeutic and visualization solutions to the cardiac rhythm management marketplace. Our strategy is to position our products as the platform of choice for electrophysiologists and cardiologists by making the systems user friendly and technologically advanced, and by integrating the products with the latest technology. We believe that we have developed a reputation for innovation, quality and service in the area of electrophysiology.

Use core products as a platform for growth. We believe the EP-WorkMate® system is a central platform for future EP technology. This diagnostic workstation is at the center of today’s EP lab, and we have over 800 WorkMates installed worldwide. Our objective is to leverage this installed base, with our new products as well as with upgrades of innovative technologies in a cost-effective manner to hospitals around the globe.

Integrate with market leaders. Our base platforms allow for integration with the products of other market leaders in electrophysiology. Through our MapMate® product, we have integrated our EP-WorkMate® system with J&J’s Biosense Division’s CARTO Mapping navigation system, allowing electrophysiology studies to be more efficient and user friendly. In April 2005, we announced a joint development agreement with Philips Medical Systems Nederland B.V. (“Philips”) to integrate its Allura X-ray system with our EP-WorkMate® system resulting in the next generation of an integrated electrophysiology lab. In the past we have also integrated our products with products from Boston Scientific Corporation, Witt and others.

Expand clinical applications of new products. We believe there are numerous potential applications for our products. Potential applications for the ViewMate® II intracardiac ultrasound catheter system include the following: advanced EP ablation procedures; minimally invasive repair or replacement of heart valves; removal of pacemaker leads; minimally invasive (catheter) repairs of atrial septal defects; catheter closure of patent foramen ovale; minimally invasive procedures to close off the left atrial appendage; evaluation of thrombus in the heart and assistance in the optimal placement of left ventricular pacemaker leads in treating congestive heart failure.

Execute an efficient sales channel strategy using strategic alliances. We believe entering into strategic alliances with other market leaders creates an efficient and effective sales channel for our core products and our new products in areas outside of electrophysiology, such as interventional cardiology. For example, we have a strategic alliance with Philips Medical Systems which combines their cardiovascular x-ray technology with our EP recording and data management systems which enables us to market the integrated electrophysiology lab and our related products through that state-of-the-art platform.

Products

Our products can be separated by technology into the categories described below for the diagnosis, treatment and visualization of cardiac arrhythmias.

Electrophysiology Computer Workstations, Stimulators, 3D Navigation and Mapping Technology

EP-WorkMate system. The EP-WorkMate® system is a computerized electrophysiology workstation that monitors, displays and stores cardiac electrical activity and arrhythmia data. Electrophysiology workstations are dedicated data management systems designed specifically for use in electrophysiology procedures to view and record procedural data, facilitate data analysis and generate customized reports. The EP-WorkMate® system offers, among other features, display and storage of up to 192 intracardiac signals, real-time analysis, including graphical and quantitative display of such data, superior ease of use and a single keyboard for all operations, as well as integration capacity with our own proprietary products, such as the EP-4™ Stimulator and other technologies and systems. The EP-WorkMate® system is differentiated from competing products by (i) it signal quality, (ii) its seamless integration with the EP-4™ Stimulator, (iii) its storage capacity of up to 192 intracardiac signals, (iv) its ability to process and simultaneously display both real-time and historical electrophysiology activity, (v) its simple, user friendly software based on a menu driven, point-and-click interface, and (vi) its integration with other products in the EP lab.

EP-4 Computerized Cardiac Stimulator. Our EP-4™ Stimulator is a computerized electrical pulse signal generator and processor which, when integrated with the EP-WorkMate® system, is used to stimulate the heart with electrical impulses in order to locate electrical disturbances or arrhythmias. We believe the EP-4™ Stimulator is currently the only fully integrated computerized EP clinical stimulator being sold in the United States. It features automatic synchronization and rate controls as well as the same user interface as the EP-WorkMate® system. The EP-4™ Stimulator can be sold as a stand-alone electrophysiology stimulator or it can be integrated with the EP-WorkMate® system.

MapMate. The MapMate® interface enables our EP-WorkMate® system to share information, log data and generate a common report with the CARTO Mapping navigation system sold by J&J’s Biosense Division. The combination offers more comprehensive clinical management, enhanced efficiency and simplified records.

NurseMate. The NurseMate™ Remote Review Charting Station is an integrated monitoring and review station that allows a separate EP WorkMate® user to chart, review and edit patient study data.

We have also integrated our EP-WorkMate® system with Philips Medical Systems’ Allura x-ray system. It is the only EP recording system on the market to integrate advanced recording, stimulation, mapping, navigation and x-ray allowing electrophysiology studies to be more efficient and user friendly.

In 2007, we derived approximately 85% of our revenues from electrophysiology computer workstations, stimulators, 3D navigation and mapping technologies.

Ultrasound Products

We have identified intracardiac ultrasound imaging as a necessary adjunct to the advanced treatment of cardiac arrhythmias, especially for the treatment of atrial fibrillation. Fluoroscopy imaging, the primary visualization modality used in electrophysiology today, is unable to identify anatomic structures of the heart (such as the ostium of the coronary sinus, the superior and inferior vena cava, pulmonary veins, valves, and the fossa ovalis, among others) and is not adept at assessing catheter placement in relation to certain anatomy. We believe that intracardiac ultrasound imaging may overcome these deficiencies.

We offer an intracardiac echo (ICE) ultrasound catheter system, including our ViewFlex® intracardiac imaging catheters and ViewMate® II ultrasound imaging system. These products offer high resolution, real-time ultrasound visualization of devices and anatomy during catheter based procedures in EP and interventional cardiology. The increased visualization is a result of having the catheter inside the heart itself, thereby having cardiac features in the near field or its area of highest image resolution and detail. By manipulating the catheter tip and its phased array ultrasound crystal, the physician or clinician will not only be able to visualize the entire heart but will also be able to direct the wedge-shaped ultrasound beam at specific areas of interest. Additionally, our color Doppler mode allows identification of blood flow direction and velocity. We believe the ViewMate® II Ultrasound System may play an important diagnostic role for a broad range of potential applications in electrophysiology and cardiology. In 2007, we derived approximately 11% of our revenues from our ultrasound products.

Our ViewMate® II ultrasound system, launched in April, 2007, is based on Philips Medical Systems’ HDII XE platform. As part of the joint development and distribution agreement, Philips may offer the ICE option to its customers on the HDII XE ultrasound system, providing an additional customer base for our ViewFlex® catheters.

Other Product lines

The ALERT System. The ALERT® System employs an approach to electrical cardioversion known as low-energy internal cardioversion, which uses a patented electrode catheter to deliver measured, variable, low-energy bi-phasic electrical impulses directly to the inside of the heart to convert atrial fibrillation to normal heart rhythm. The ALERT® System is comprised of a single-use proprietary electrode catheter with two separate electrode arrays (the “ALERT® Catheter”) and an external energy source (the “ALERT® Companion”).

During the fourth quarter of 2007, we began a process to identify strategic alternatives for our ALERT® Catheter product line. We are working to identify a buyer for the ALERT® System and to complete a divestiture of the product line. In 2007, we derived approximately 3% of our revenues from our ALERT® System products.

Business Realignment Charges

In the fourth quarter of 2007, we recorded a business realignment charge of $1.3 million, or $.04 per share, $940,000 of which were non-cash items, in connection with a realignment of our business and products. We undertook this realignment to focus on our key growth and value opportunities and to re-deploy our financial and human resources to capitalize on them while eliminating several low growth, low value products. Among the actions that we took were:

•	We discontinued our diagnostic EP catheter product line – which has historically represented about 2% of total revenue.

•

We gave notice of termination to our three Europe based employees and are in the process of closing our French sales office and UK distributor support office. We intend to support our international distribution activities from our New Jersey headquarters.

•

We took an accounting reserve on older versions of our ICE catheter inventory, including WIP of our current ViewFlex® model, in anticipation of the launch of our new ViewFlex® Plus catheter—which may be available for sale in Q2 of 2008 – this new product launch is conditional on achieving the necessary regulatory approvals.

•	We realized the final cost of wrapping our ICE CHIP Study including site costs and write-off of clinical study supplies and equipment.

•

We received notice that Boston Scientific was terminating our Supply Agreement for the sale of the RPM equipped WorkMate® system. Sales of the RPM system peaked for EP MedSystems during 2004 and had subsided towards zero as Boston Scientific had reduced sales and technical support of the product.

•

We began a process to identify strategic alternatives for our ALERT® Catheter product line. The ALERT® System, which is not approved for sale in the United States, has historically contributed approximately 4% of total revenue. We believe that the ALERT System represents a desirable product line for a strategic buyer and we are working toward a divestiture.

The charges included (a) $610,000 related to write downs of inventory related to discontinued products; (b) $219,000 related to inventory impairments for products deemed slow moving due to new product launches; (c) $339,000 related to staff adjustments, lease termination and other costs related to closing down of our international offices; and (d) $114,000 related to completion of a clinical study, including write-off of clinical study supplies and equipment.

The charges are reflected on the income statement as follows: (a) $829,000 charged to cost of sales; (b) $315,000 charged to sales and marketing expenses; and (c) $138,000 charged to general and administrative expenses.

Patents, Trademarks and Licenses

Patents. Our success and ability to compete depend, in part, upon our ability to protect our proprietary positions. Our policy is to protect our proprietary position by, among other methods, filing United States and select foreign patent applications to protect the technology that is important to the development of our business. We currently hold title to 36 United States patents and patent applications filed with the United States Patent and Trademark Office. We have also obtained certain patents in our principal overseas markets. The expiration dates on our patents range from 2013 to 2024.

Licenses and other Technology Agreements. We are also a party to certain license agreements which provide us with rights under selected patents of third parties with regard to technology we consider important to our business. These license agreements are summarized below.

•

In December 2003, we entered into a marketing agreement with Philips Medical Systems Nederland B.V. (“Philips”) to sell our EP-WorkMate® system in combination with Philips’ x-ray fluoroscopy product. Pursuant to the agreement, Philips purchases certain products and parts from us, and resells these products and parts to their customers. In connection with the agreement, we granted Philips a personal, revocable, worldwide, non-exclusive right to sublicense our software and related products to customer end-users in the territory (as defined in the agreement). The purchase by Philips of our products will also confer on Philips, its affiliates, distributors, agents and customers an irrevocable, royalty-free, non-exclusive, non-transferable license in the territory under our patent applications, patents, copyrights, trade secrets, trademarks or other intellectual property rights we own or control, solely to market, sell, distribute or otherwise dispose of such products and service parts in accordance with the terms of the agreement. We have also granted Philips the right to use our trademarks, trade names and service marks during the term of the agreement. The agreement has a provision for automatic annual renewals and can be terminated by Philips, subject to certain notice and cure periods, for certain reasons, including, non-competitiveness, change of control and cause. The agreement was renewed for a one year period in December, 2007.

•

In December 2005, we entered into a software development, license and distribution agreement with Biosense Webster, Inc. (“Biosense”) pursuant to which we received a license to interface certain aspects of their CARTO XP Mapping System and the right to distribute the interface kit worldwide, subject to certain restrictions. Under the agreement, Biosense has the right to sell the interface hardware component of the interface kit in post sales service calls. Under the agreement, we will pay a formula-based royalty to Biosense. The agreement has a term lasting through December, 2008, representing two years from our first distribution of an interface kit, unless otherwise terminated. The agreement is renewable upon the mutual agreement of Biosense and us. In the event of termination of the agreement, we may ship all backlog orders and honor all quotes up to six months following the original quote date.

•

In January 2007, we entered into a joint development and distribution agreement with Philips Medical Systems (“Philips”) pursuant to which we agreed to form an integrated product between the HD11 XE and ViewFlex® catheter and grant each other a free nonexclusive license, without right to grant sublicenses, for certain ultrasound base technologies as defined in the agreement. The distribution agreement provides for our purchase of the Philips HD11 XE ultrasound system under our proprietary name ViewMate® II and sales of those units into territories in the United States as defined in the agreement. The distribution agreement also allows for the sale by Philips of certain of our products into territories in the United States as defined in the agreement. The purchase of Philips products confers on us the use of trade names, trademarks subject to defined limitations. The contract has a term of three years, subject to renewal options, and can be terminated with notice 180 days from the end of the term. The contract includes indemnifications and provisions in the normal course of business for an OEM contract.

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

Trademarks. We use various trademarks in association with marketing and sale of our products. The following trademarks include those which have been registered with the United States Patent and Trademark Office, and those which are unregistered trademarks:

Registered Trademarks: EP-WorkMate® System, ALERT® System, MapMate® Interface, ViewMate® and ViewFlex®.

Unregistered Trademarks: EP-3™ Stimulator, EP-4™ Computerized Cardiac Stimulator, NurseMate™ Remote Review and Charting WorkStation and LinkMate™.

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

The market for medical devices for the treatment of cardiovascular disease has been characterized by frequent litigation regarding patent and other intellectual property rights. In the event that claims of infringement of a third-party’s rights are made and upheld, we could be prevented from exploiting the technology or other intellectual property involved, or could be required to obtain licenses from the owners of such intellectual property. Alternatively, we could be forced to redesign our products or processes to avoid infringement. There can be no assurance that such licenses from the owners of such intellectual property would be available or, if available, would be on terms acceptable to us or that we would be successful in any attempt to redesign our products or processes to avoid infringement. Litigation may be necessary to defend against claims of infringement, to enforce patents issued to us or to protect trade secrets and could result in substantial cost and diversion of effort and resources.

Research and Development

The electrophysiology market is characterized by rapid technological change, new product introductions and evolving industry standards. To compete effectively in this environment, we engage in the continuous development of products by (i) conducting internal research and development (ii) contracting with third parties for specific research and development projects and (iii) licensing new technology.

Our expenditures for research and development (which include expenditures for regulatory affairs and engineering) totaled approximately $3,131,000 (17% of net sales), $2,738,000 (18% of net sales) and $2,374,000 (14% of net sales) for the years ending December 31, 2007, 2006 and 2005, respectively. Expenditures in 2007 consisted primarily of design efforts for future product releases in our ICE product line, ongoing enhancements to our existing EP WorkMate® platform offerings, efforts to improve overall product quality and lower production costs, costs to integrate our products with hospital information systems and other products commonly used in the industry and to obtain and maintain regulatory approvals.

Sales, Marketing and Distribution Methods

Domestic. We primarily utilize our own direct sales and marketing force to sell and promote our products in the United States market. Within each hospital, the sales and marketing effort is directed at those physicians, primarily electrophysiologists, most likely to use our products. We entered into a group purchasing organization (GPO) contracts with Premier, Inc. This GPO is an alliance of various hospital networks and the contract allows us access to their hospitals to market to their physicians. We expect to concentrate our marketing efforts on the roll out of our new products, including the EP-WorkMate® system integrated with various market leaders, and intracardiac ultrasound system. To support these sales, we intend to employ physician/clinician training and education, promotional materials, sample products, demo and service equipment and increased direct sales and marketing efforts, among others.

Strategic Alliances. We believe entering into strategic alliances with market leaders creates an efficient and effective sales channel for our core products and our new products in areas outside of electrophysiology, such as interventional cardiology and critical care. To build these sales channels, we have entered into alliance agreements with Philips and Biosense. There can be no assurances that those relationships will continue indefinitely or that strategies for these companies will not change, possibly impacting our business.

International. We utilize a network of independent distributors to sell our products internationally. The distributor agreements specify territory, terms, products and minimum sales and can be terminated by both sides as agreed in the contract. While we do not consider any single distributor arrangement to be material to our business, we might not be able to replace existing distributors on a timely basis if present relationships are terminated. Further, we might not be able to make arrangements with new distributors to access new international markets and both current and future distributors might not be successful in actively and effectively marketing our products. During 2007, we began a process to close both our French sales office and the United Kingdom international distributor support office which were staffed by a sales manager, operations manager and clerical staff. We intend to manage our distributor network from our New Jersey headquarters.

No assurance can be given that either we or our distributors can successfully sell our products in Europe or elsewhere on terms acceptable to us, or at all.

International Operations

Foreign sales are subject to certain significant risks, including exchange rate fluctuations, local medical reimbursement issues, longer accounts receivable collection cycles, duties, tariffs and taxes, quotas, import restrictions, United States export control licensing requirements and related restrictions, laws and regulations, and other regulations, each of which could have a material adverse impact on our business, financial condition and results of operations. Such risks are further described in Item 1A, Risk Factors of this Form 10-K

Currency exchange rate fluctuations relative to the U.S. Dollar can affect reported consolidated revenues and net earnings. However, 96% of our net sales are denominated in US dollars and we are in the process of closing our two existing international offices. We do not hedge this exposure in order to reduce the effect of foreign currency rate fluctuations on net earnings.

Customers

We sell our products directly to medical institutions in the United States which then bill various third-party payers, such as government programs and private insurance plans. See the Section entitled “Third-Party Reimbursement.” In 2006, one customer, the US and international subsidiaries of Philips Medical Systems Nederland B.V. accounted for 10% of our net sales.

Outside of the United States, we sell to a network of distributors. Our distributors are located in Europe, the Middle East and Asia. We derived approximately $4,506,000 (or 24% of net sales), $4,354,000 (or 28% of net sales) and $3,752,000 (or 23% of net sales) in 2007, 2006 and 2005, respectively, from customers located in countries other than the United States.

Seasonality

Our quarterly net sales are influenced by many factors, including the timing of hospital capital equipment budgeting process, new product introductions, regulatory approvals and other factors. Net sales in the first quarter are typically lower than other quarters of the year and sales in the fourth quarter are typically higher than other quarters of the year. We believe that this is a result of the timing of our hospital customers’ capital budgeting and purchasing process.

Manufacturing and Sources of Supply

We assemble and test our products at our West Berlin, New Jersey facility, which is certified to the ISO-13485 Quality System Standard that is recognized by the regulatory bodies in the European Union, Canada and other countries. Although we believe that we have sufficient capacity to satisfy our current manufacturing needs, we have no experience in large-scale manufacturing and there can be no assurance that we would be successful in manufacturing products in significant volume. Certain critical components of our products are obtained from outside sources, such as computers, high-resolution monitors and laser printers that are typically available from more than one vendor. We also rely on third-party sources to manufacture critical components for the EP-4™ Stimulators, ViewMate® II, ViewFlex® catheter, and EP-WorkMate® system. Any interruption in the supply of such products or components could have a material adverse effect on our ability to deliver those products or the products in which such components are used and could materially adversely impact our sales and gross margins. If any interruption were to occur, we may not be able to reach an acceptable arrangement with an alternative source of supply on a timely basis, which could have a material adverse effect on our business, results of operations and financial condition

Government Regulation

United States

Our West Berlin, New Jersey facility and the activities conducted at that facility are subject to good manufacturing practices (“GMP”) regulations and quality system regulations promulgated by the FDA.

We have market approval from the FDA for the marketing and sale of the EP-WorkMate® system, EP-4™ Stimulator, ViewMate®, ViewMate® II, ViewFlex® Catheter, MapMate®, NurseMate™ products, as well as other products in the United States.

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

We initiated a field action recall for our EP-4™ stimulator product in March 2006. This field action consisted of an upgrade of the installed base in a phased process and required us to bring the units in-house to make certain modifications. During 2006, we accrued approximately $256,000 in costs associated with this field action to cover the cost of shipping and modifying the product. Through December 31, 2006, we incurred approximately $184,000 in costs associated with this process. During 2007, we spent an additional $43,000 in connection with the recall. The field action recall was completed for all domestic units during 2007 and the $29,000 balance of the original accrual was reversed.

As a result of the recall, the FDA performed an inspection of our facility and subsequently issued us a report containing several observations identified during the course of the audit. In September 2006, the FDA issued a Warning Letter to us that identified certain issues with respect to the Company’s conformity with the FDA’s quality system regulations and certain reporting requirements. The FDA requested a written plan outlining the steps to address the issues identified in the letter. We undertook steps toward addressing the observations from the FDA’s audit of our facility and have responded to the FDA’s request for a written plan. Failure to promptly address these issues may result in regulatory action including but not limited to seizure, injunction and/or civil monetary penalties. We believe we have fully addressed the concerns raised by the FDA. In February, 2008, the FDA returned to our facility to perform its normal periodic inspection and to confirm our actions with respect to the warning letter. At the conclusion of the inspection, no items related to the warning letter were observed, however several new Section 483 observations were issued to us. We have committed that we will address and correct these new observations within the next two months.

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

Third-Party Reimbursement

In the United States, our products are marketed to medical institutions that in turn bill various third-party payers, such as government programs (principally Medicare and Medicaid) and private insurance plans, for the healthcare services provided to their patients using our products. Third-party payers are increasingly challenging the prices charged for medical products and services, and substantial uncertainty exists as to third-party reimbursement for newly approved products. Government agencies, private insurers and other payers generally reimburse medical institutions for medical treatment at a fixed rate per patient or based on the procedures performed. The fixed rate reimbursement is unrelated to the specific devices used in treatment. If a procedure is not covered, payers may deny reimbursement. In addition, some payers may deny reimbursement if they determine that the device used in the treatment was unnecessary, inappropriate or not cost-effective, or if it was experimental or was used for a non-approved indication, even if it has approval from the FDA. Because the amount of the reimbursement is fixed, to the extent a physician uses more expensive devices, the amount of potential profit relating to the procedure is reduced. Accordingly, medical institutions must determine that the clinical benefits of more expensive equipment justify the additional cost. Additionally, even if a procedure is eligible for reimbursement, the level of reimbursement may not be adequate.

Our ViewFlex® intracardiac ultrasound catheter may, depending on the procedure, add significant costs to that procedure. We may be required to economically justify the additional costs of using the ViewFlex® by demonstrating the benefits to healthcare providers and payers in terms of such factors as patient procedural efficiencies, more desirable images, improved patient outcomes and lower overall costs with respect to other methods of visualizing the internal anatomy of the heart.

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

We believe less-invasive catheter-based procedures generally provide a more cost-effective overall treatment when compared to conventional drug, surgical, and other treatments. Many hospital administrators and physicians justify the use of our products by the attendant cost saving and clinical benefits that they believe will be derived from the use of our products. However, we cannot provide assurance that these cost-savings and clinical benefit assumptions will, in fact, be realized. Reimbursement for our products is not assured in some international markets under either government or private reimbursement system, and health care providers may not advocate reimbursement for procedures using our products. Failure by hospitals in the United States or in international markets and other users of our products to obtain reimbursement from third-party payers, or changes in government and private third-party payers’ policies toward reimbursement for procedures employing our products, would have a material adverse effect on our business, financial condition and results of operations. Moreover, we are unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future, or what effect such legislation or regulation would have on us.

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

In the computerized electrophysiology workstation and electrophysiology stimulator market, our main competitors are General Electric and C.R. Bard Inc. In intracardiac ultrasound, we compete with Siemens Medical Solutions and their co-marketing partner, Biosense-Webster, a division of Johnson & Johnson, but others may enter this market.

Many of our competitors have substantially greater financial and other resources, larger research and development staffs, and more experience and capabilities in conducting research and development, testing products in clinical trials and manufacturing, marketing and distributing products than we do. Competitors may develop newer and more effective technologies than we do, bring products to market before we do and introduce products that are more effective than our new or existing products. In addition, competitive products may be manufactured and marketed more successfully than our products. Our customers consider many factors when choosing suppliers, including product reliability, clinical outcomes, product availability, price and product services provided by the manufacturer, and market share can shift as a result of technological innovation and other business factors. Our business will depend upon our ability to remain competitive with other developers of such medical devices and therapies.

Product Liability and Insurance

The manufacture and sale of our products involves the risk of product liability claims. Our products are highly complex and some are, or will be, used in relatively new medical procedures and in situations where there is a potential risk of serious injury, adverse side effects or death. Misuse or reuse of catheters may increase the risk of product liability claims. Currently, we maintain product liability insurance with coverage limits of $5,000,000 per occurrence and $5,000,000 in the aggregate per year; however, there can be no assurance that this coverage will be adequate. Such insurance is expensive and may not be available in the future on acceptable terms, if at all. A successful claim against us or a settlement in excess of our insurance coverage, or our inability to maintain insurance in the future, could have a material adverse effect on our business and financial condition.

Employees

At December 31, 2007, EP Med had 89 full-time employees, of whom 23 were dedicated to manufacturing and logistics, 9 represented executive management and administration, 40 were engaged in sales, marketing, clinical applications and customer service, and 17 were engaged in research and development, regulatory affairs, and quality assurance. We believe our employee relations are satisfactory.

Executive Officers of the Registrant

The following is a list of our executive officers as of March 28, 2008.

Name	Age	Description
David A. Jenkins	50	Chairman of the Board; Class III Director
David I. Bruce	48	President and Chief Executive Officer; Class II Director
James J. Caruso	47	Chief Financial Officer and Secretary
C. Bryan Byrd	47	Vice President, Engineering and Manufacturing
John Huley	51	Vice President, Channel Management
Thomas Maguire	45	Vice President, Regulatory and Quality Assurance

Set forth below is a brief summary of the recent business experience and background of each of our directors and executive officers.

David A. Jenkins is a founder and has served as our Chairman of the Board of Directors since 1995. He is a Class II Director whose term expires in 2009. From October, 2005 to August, 2006, Mr. Jenkins served as President, Chief Executive Officer and Chief Operating Officer of the Company. Mr. Jenkins also served as the Chief Executive Officer of the Company from its inception in 1993 until August 2002. Mr. Jenkins served as President of the Company from its inception in 1993 until August 2001. He served as President and a director of Transneuronix, Inc., a privately-held company engaged in the development of neuromuscular stimulation devices, until its sale to Medtronic in 2005. In addition, Mr. Jenkins is the Managing Member of SeaCap Management, LLC, the managing member of FatBoy Capital, LP. Mr. Jenkins also serves on the Board of Directors of Geodigm, Inc., Inset Technologies, Inc., and Catheter Robotics, Inc., each of which is a privately held company.

David I. Bruce is the President and Chief Executive Officer of the Company. He is a Class II Director whose term expires in 2009. Mr. Bruce joined us in August, 2006, following nine years of increasing responsibility at Acuson Corporation and the Ultrasound Division of Siemens, including as General Manager of the intracardiac echo (ICE) catheter group with responsibility for both commercial operations and research and development. He also served as Vice President,

Marketing for EVL, a laser vision correction company. Mr. Bruce received an MBA from the Wharton School and BS in Mechanical Engineering from the University of California, Berkeley.

James J. Caruso has served as our Chief Financial Officer since April 17, 2007. From 1999 through 2006, he served as Vice President of Finance of Hi-tronics Designs, Inc, an implantable medical device design and OEM manufacturer that was acquired by Advanced Neuromodulation Systems in 2001, and which was subsequently acquired by St. Jude Medical, Inc. in 2005. He served as our Chief Financial Officer from 1995 to 1999. He is a certified public accountant and received a BS degree in accounting from Rutgers University and an MBA from Fordham University.

C. Bryan Byrd is the Vice President, Research and Development of the Company. Mr. Byrd joined us in April 1993 as Vice President, Research and Development and has overseen development of all of our products. He received a BS in Physics from Emory University and an MA in Physics from the University of Texas Austin.

John Huley is our Vice President, Channel Management. Mr. Huley joined us in May, 2004. From 2000 to 2004, Mr. Huley held the position of Northeast Region Manager with Abbott Vascular Devices, where he managed the Northeastern United States in sales of interventional cardiology devices. Prior to that, he worked for over 17 years with United States Surgical Corporation where he rose to Divisional Manager primarily responsible for sales of surgical stapling and suture devices. Mr. Huley has over 20 years of increasing responsibilities in surgical device and interventional cardiology device sales and sales management.

Thomas Maguire is our Vice President, Regulatory and Quality Assurance. Mr. Maguire joined us in October, 2004. From 2000 to 2004, Mr. Maguire served as Regulatory Compliance Manager, then Group Manager at Synthes (USA). In those roles he was responsible for developing regulatory strategy concerning the firm’s biomaterial division, and subsequently managed one of its product development groups. From 1997 to 2000 he was the Director of Regulatory Affairs and Quality Assurance for Ramus Medical Technologies, a start-up device manufacturer focused on the development of novel cardiovascular products. Mr. Maguire has over 15 years experience in quality assurance, regulatory compliance and medical devices.

Availability of SEC Reports

We make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the Exchange Act) as soon as reasonably practical after they are filed or furnished to the U.S. Securities and Exchange Commission (SEC). Such reports are available on our website (http://www.epmedsystems.com) under Company Information section Investor Relations or can be obtained by contacting Investor Relations at 1.856.753.8533 or at EP MedSystems, Inc. Cooper Run Executive Park 575 Route 73 North, West Berlin, NJ 08091. Information included on our website is not deemed to be incorporated into this Form 10-K.

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

At December 31, 2007, we had an accumulated deficit of approximately $60 million. In 2007, our net sales revenue of $18.9 million, less cost of sales of $7.4 million, did not cover our operating expenses of approximately $17.0 million for the year ended December 31, 2007. We expect that our operating expenses will continue to exceed our revenues, and as such, we will likely continue to incur operating losses unless and until revenue from newer products increases to a level to cover our costs.

We will need additional funds to support our operations and we may need to reduce our operations, sell stock or assets, enter into collaborative marketing agreements, or merge with another entity to continue our operations.

Our operations to date have consumed substantial capital resources, and we will continue to expend substantial and increasing amounts of capital for product development, establishing commercial-scale manufacturing capabilities and sales efforts to market currently approved and future products. Our future capital requirements will depend on many factors, including:

•	our ability to increase sales of our products, particularly our ViewFlex® ultrasound catheter system;

•	our ability to establish an effective sales channel for our products;

•	the size and complexity of our research and development programs;

•	the time and costs involved in applying for regulatory approvals;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

•	competing technological and market developments;

•	our ability to establish and maintain collaborative research and development arrangements;

•	the cost of manufacturing scale-up and product commercialization; and

•	the costs of being a public company.

We may need to raise additional funds in order to satisfy these and other future capital requirements. If we are not able to do so, we may not be able to fund our future operations. We expect that our existing capital resources, including the remaining availability under our Keltic asset based loan agreement (which is described in Item 7 of this Form 10K), will be sufficient to fund our activities as currently planned through the end of the fourth quarter of 2008. However, in the event our sales do not meet budgeted amounts, our operating expenses increase, our capital expenditures increase over our estimates, and/or we are unable to continue to borrow funds under our existing credit facility, it is possible that we will need additional financing sooner than currently expected. In the future, it is possible that we will not have adequate resources to support our business activities.

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

Our success will depend on continued market acceptance of the EP-WorkMate® system platform and market acceptance of our ViewFlex® intracardiac imaging catheters and ViewMate® II ultrasound system and other product offerings.

Our ability to increase revenues over the next several years will depend on the continued market acceptance by electrophysiologists of our EP-WorkMate® system computerized monitoring and analysis workstation with integrated stimulator, 3D navigation and mapping technologies; and market acceptance of our intracardiac echo (ultrasound or ICE) ultrasound catheter system, comprised of our ViewFlex® intracardiac imaging catheters and ViewMate® II ultrasound imaging console. Sales of our EP-WorkMate® platform, accounted for 85%, 86%, and 85% of our sales in the year ended December 31, 2007, 2006, and 2005, respectively. Because a typical EP-WorkMate® system, including integrated options, has a list price of approximately $200,000, each sale of an EP-WorkMate® system represents a significant portion of our net sales.

Acceptance and use of our products by physicians and other clinicians is critical to our success. Physician and clinician acceptance will depend upon, among other things, substantial favorable clinical experience, advantages over alternative treatments, cost effectiveness and favorable reimbursement policies of third-party payors, such as insurance companies, Medicare and other governmental programs. Decreased or flat sales or low market acceptance of our EP-WorkMate® system products or low market acceptance of our intracardiac echo ultrasound catheter system could have a material adverse effect on our business, results of operations and financial condition.

We are primarily engaged in the sale of capital equipment, which is sensitive to fluctuations in our customers’ budgets.

Our primary source of revenue is the sale of capital goods and, as a result, we are subject to the budgetary cycles of our customers. These cycles can cause fluctuations in our quarterly revenue as our customers manage their capital budgets based on available cash to pay for equipment.

We have limited manufacturing experience and manufacturing capacity, which may affect our ability to produce commercially viable products economically and in sufficient quantities.

Our profitability will depend on our ability to manufacture our products efficiently and economically. We have limited manufacturing experience, particularly with respect to our ViewFlex® intracardiac ultrasound catheter products. Our failure to obtain efficiency in our manufacturing processes will affect our profitability and could have a material adverse effect on our business, results of operations and financial condition.

We have limited experience in manufacturing any of our products in volumes necessary for us to achieve commercial profitability. We may not be able to establish or maintain reliable, high-volume, cost-effective manufacturing capacity, which is critical to our future profitability.

We may not be able to maintain or establish outsourcing arrangements on acceptable terms. We may not be able to successfully manufacture our products in volumes sufficient for us to be profitable or that we can successfully increase our manufacturing capacity.

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

We rely on third-party sources to manufacture critical components for the EP WorkMate®, EP-4™ Stimulators, ViewFlex® intracardiac imaging catheters, ViewMate® II ultrasound imaging console and other products. Any interruption by these third-party sources in the supply of such products or components would have a material adverse effect on our ability to deliver those products or the products in which such components are used and could materially adversely impact our sales and gross margins. If any interruption were to occur, we may not be able to reach an acceptable arrangement with an alternative source of supply on a timely basis or on acceptable terms. Our failure to find alternative manufacturing sources could have a material adverse effect on our business, results of operations and financial condition.

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

In addition to patents, we rely on a combination of trade secrets, copyrights and trademarks to protect our intellectual property rights. For example, our software (which is an integrated component in the EP-WorkMate® system and EP-4™ Stimulator) is copyrighted; however, existing copyright laws offer only limited practical protection from misappropriation. As a result, our competitors may independently develop substantially equivalent proprietary technology.

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

Our products are generally purchased medical institutions. In the United States, third-party payors, such as Medicare, Medicaid and private insurers, are billed for the healthcare services provided to patients using those products. Similar reimbursement arrangements exist in several European countries. Third-party payors are increasingly challenging the prices charged for medical products and services and are putting pressure on medical equipment suppliers to reduce prices. Initiatives to limit the growth of healthcare costs, including price regulation, are also underway in several countries in which we do business. Implementation of healthcare reforms in the United States and other countries may limit the price of, or the level at which, reimbursement is provided for our products and adversely affect both our pricing flexibility and the demand for our products.

Certain procedures involving our products, including ViewFlex® catheters, currently are eligible for reimbursement at varying levels, some of which will need to increase for us to continue to increase revenues. Maintaining and increasing levels of third-party payor reimbursement will likely be tied to economic benefits realized through use of our products and patient outcomes and resulting market acceptance of those products. We cannot assure you that significant economic benefits from the use of our products can or will be realized or that patient outcomes from the use of our products will be significantly improved. In addition, changes in FDA regulations or in third-party payor policies could limit or reduce reimbursement or make reimbursement unavailable for procedures using our products. In any of those events, or if third-party reimbursement does not become available for products we may develop in the future, our business, results of operations and financial condition could be materially adversely affected.

The success of our business is dependent on our key personnel and the loss of any of these personnel could have a material adverse effect on our business, results of operations and financial condition.

The success of our business is dependent, to a significant extent, upon the abilities and continued efforts of our senior management team, including David I. Bruce, President and Chief Executive Officer, David A. Jenkins, Chairman of our Board of Directors and C. Bryan Byrd, Vice President of Engineering. Our success also depends upon certain of our research and development and other scientific personnel. We currently maintain key-man life insurance on Mr. Byrd, but there can be no assurance that this policy will be maintained or renewed. The loss of any of these persons and the inability to quickly attract replacements for these key personnel could have a material adverse effect on our business, results of operations and financial condition. We believe our future success will depend substantially upon our ability to attract and retain highly qualified technical and management personnel. We believe that there is and will continue to be intense competition for qualified personnel in this industry.

We might not be able to attract, manage and retain our sales force and third-party distributors, which may affect our ability to promote and sell our products.

We utilize our own direct sales and marketing force to sell and promote our products in the United States. We may not be able to continue to attract, manage and retain a qualified sales and marketing force that can successfully promote our products, which could materially adversely affect our business, results of operations and financial condition.

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

We may not have sufficient insurance coverage, and we may not be able to obtain sufficient coverage at a reasonable cost. We currently maintain product liability insurance with coverage limits of $5,000,000 per occurrence and $5,000,000 in the aggregate per year. We cannot assure you that this coverage is or will be adequate to cover future claims. This insurance is expensive and may not be available to us in the future. An inability to obtain or maintain product liability insurance at acceptable costs or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of some or all of our products. A successful claim against us, or a settlement by us in excess of our insurance coverage or our inability to maintain insurance could have a material adverse effect on our business, results of operations and financial condition.

We are subject to risks associated with sales in multiple countries.

We derive a significant portion of our revenues from sources outside the United States. In 2007, 2006, and 2005, approximately 24%, 28%, and 23%, respectively, of our net sales were derived from sales outside the United States. We expect international sales will continue to represent a significant percentage of our total sales. We sell our products in Europe, Japan, Turkey, Saudi Arabia and China, among others. While we attempt to mitigate risks associated with international sales, as a result of the significant portion of our revenues derived from such international sales, we are subject to associated risks, including:

•

United States export license requirements and unauthorized re-export of our products to non-United States approved jurisdictions, non-compliance with which, or the occurrence of which can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of foreign sales and criminal prosecution, among other things;

•	exchange rate fluctuations, particularly in Europe in connection with the euro and pounds sterling;

•	imposition of, or increases in, customs duties and other tariffs;

•	foreign tax laws and potential increased costs associated with overlapping tax structures;

•	inability to effectively enforce contract or legal rights;

•	inability to obtain complete financial, end-user and other information under local legal, judicial, regulatory, disclosure and other systems or from foreign distributors;

•	unexpected changes in regulatory requirements;

•	extended collection periods for accounts receivable;

•	potentially inadequate protections of intellectual property rights; and

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

The United States government has declared an embargo that restricts the export of products and services to a number of countries, including Iran, Syria, Sudan and Cuba. We sell our products through distributors in Europe, Asia and the Middle East, and in such circumstances, the distributor is responsible for interacting with the end user of our products, including assistance in the set up of any products purchased by such end user. In order to comply with United States export laws, and as a condition of our settlement agreement with the Department of Treasury and Department of Commerce, we have instituted export controls including training for our personnel in export restrictions and requirements, appointing an export control officer to oversee our export procedures, executing agreements with our distributors that include defining their territory for sale and requirements pertaining to United States export laws, obtaining end user information from our distributors and screening it to restricted party lists maintained by the United States government. While we believe that these procedures are adequate to prevent the export or re-export of our products into countries under embargo by the United States government, we cannot assure you that our products will not be exported or re-exported by our distributors into such restricted countries. In particular, our control over what our distributors do with our products is necessarily limited, and we cannot assure you that they will not sell our products to an end user in a country in violation of United States export laws. Any violation of United States export regulations could result in substantial legal, consulting and accounting costs, and significant fines and/or criminal penalties. In the event that our products are exported to countries under a United States trade embargo in violation of applicable United States export laws and regulations, such violations, costs and penalties or other actions that could be taken against us could adversely affect our reputation and/or have an adverse effect on our business, financial condition, prospects or results of operations.

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

Sales of our products into Iran were investigated by the United States Department of Treasury and the Department of Commerce. The timing and accuracy of our public disclosure of these matters may continue to be under investigation by the Securities and Exchange Commission (“SEC”), and we cannot assure you that such investigation will not result in significant fines or penalties that could have a material adverse effect on the Company’s business, financial condition, prospects, or results of operations.

The United States Department of Treasury and Department of Commerce have concluded investigations into certain sales of our products into Iran. In November 2006, we signed a settlement agreement with the Department of Commerce prior to the issuance of a formal charging letter. Under the settlement agreement, we paid $244,000 in civil penalties and were not subject to any restrictions on commercial or export activities.

In February, 2007, we signed a settlement with the Department of Treasury which required the payment of $33,000 in penalties. Additionally, we agreed to conduct certain compliance and internal audit procedures for three years.

In a letter dated August 16, 2005, we were informed by the Securities and Exchange Commission (the “SEC”) that it was conducting a confidential, informal inquiry to determine whether there have been violations of certain provisions of the federal securities laws in connection with our financial and accounting reporting, including relating to disclosures we made in its Form 8-K filed with the Commission on August 12, 2005 regarding the then ongoing government investigations of sales by us of our products to Iran. We believe that we fully cooperated with the SEC in connection with this matter.

We cannot assure that the ongoing informal inquiry by the SEC will not result in other significant costs, fines or penalties that could, in the aggregate, have a material adverse effect on our business, financial condition, prospects or results of operations. We have made no provision for any future costs associated with the investigations or any costs associated with our defense or negotiations with the SEC to resolve this final outstanding issue. We have not received any communication from the SEC regarding this informal inquiry since February, 2006.

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

United States. In the United States, the development, testing, manufacture, labeling, marketing, promotion and sale of medical devices is regulated principally by the FDA under the Federal Food, Drug and Cosmetic Act, as amended. The FDA has broad discretion in enforcing compliance with that statute and its regulations. Our ability to continue to sell our products commercially is subject to continuing FDA oversight of the ongoing design, manufacturing, packaging, labeling, storage and quality of our medical devices. While we believe we are currently in full compliance with the FDA, we are subject to additional inspections by the FDA and cannot assure you that we will be in full compliance during any future FDA inspections, particularly with respect to facilities maintained by any third party with which we have an agreement to manufacture our catheters or components of our other products. Noncompliance can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure to grant pre-market clearance or pre-market approval for devices, withdrawal of manufacturing or marketing approvals and criminal prosecution, any of which could have a material adverse effect on our business, results of operations and financial condition.

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

We are subject to new corporate governance and public disclosure requirements, and our costs of compliance, or our failure to comply with, existing and future requirements could adversely affect our business.

We face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the SEC, the Public Company Accounting Oversight Board and NASDAQ. These laws, rules and regulations continue to evolve and may result in continuing uncertainty regarding compliance matters and higher legal and financial compliance costs. We also expect that these new requirements may make it more difficult and expensive for us to obtain director and officer liability insurance. We have completed our internal control assessment and have updated internal control structure to provide reasonable assurance that our public disclosures are accurate and complete and comply with Sections 404 of the Sarbanes-Oxley Act.

However, due to the inherent limitations of control systems, we cannot assure you that we will be able to fully comply with these laws, rules and regulations. Our failure to comply with these laws, rules and regulations may materially adversely affect our financial condition and the value of our securities.

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

We have shareholders who hold a large percentage of our outstanding shares of common stock. David A. Jenkins, Chairman of our Board of Directors, beneficially owns, either directly or indirectly through entities in which he has ownership, approximately 10% of the outstanding shares of our common stock, assuming currently exercisable options held by him are fully exercised. Abhijeet Lele, one of our directors, beneficially owns, either directly or indirectly through limited partnerships of which he has management control, approximately 9% of the outstanding shares of our common stock, assuming currently exercisable options held by him are fully exercised. To the extent that these two shareholders and members of our Board of Directors exercise their voting rights in concert, they may have the ability to appoint new management and/or influence the outcome of matters submitted to a vote of the holders of our common stock. In addition, because our certificate of incorporation does not provide for cumulative voting with respect to election of directors, these shareholders and their affiliates may be able to influence the election of members of our Board of Directors. The interests of these equity holders may at times conflict with the interests of our other shareholders.

Our common stock price is volatile and may decline even if our business is doing well.

The market price of our common stock has been, and is likely to continue to be, highly volatile. Market prices for securities of medical device companies, including ours, have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The following factors can have a significant effect on the market price of our common stock:

•	a public or private placement of our securities,

•	announcements of technological innovations or new products by us or others,

•	developments concerning agreements with collaborators,

•	government regulation,

•	developments in patent or other proprietary rights,

•	public concern as to the safety of electrophysiology products developed by us or others,

•	future sales of substantial amounts of our common stock by existing shareholders, and

•	comments by securities analysts and general market conditions.

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

If we fail to maintain our listing on the NASDAQ Capital Market for any reason, our common stock will be traded on the NASDAQ Over the Counter Bulletin Board or may be considered a penny stock under regulations of the Commission and trade on the “pink sheets”, each of which would impose additional sales practice requirements on broker-dealers who buy and sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of our common stock and the ability of the holders of our common stock to sell our securities in the secondary market. This also could limit our ability to raise additional financing.

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

Sales of our common stock in the public market, or the perception that such sales could occur, could result in a drop in the market price of our securities and make it more difficult for us to complete future equity financings. We have outstanding the following shares of common stock:

•	Approximately 30,405,000 shares of common stock are either freely tradable in the public markets or are eligible for sale in the public markets;

•

As of March 28, 2008, there is an aggregate of approximately 3,647,000 shares of common stock that may be issued on the exercise of outstanding stock options granted under our 1995 Long Term Incentive Plan, our 1995 Director Option Plan, our 2002 Stock Option Plan, our 2006 Stock Option Plan, our 2006 Director Plan, and other agreements pursuant to which nonqualified options were granted at a weighted average exercise price of $2.13 per share; and

•

As of March 28, 2008, there is an aggregate of approximately 283,000 shares of common stock that may be issued on the exercise of outstanding warrants at a weighted average exercise price of $2.00 per share.

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

In the event of a change in control of our company, the vesting of all options granted pursuant to our 1995 Long Term Incentive Plan, 1995 Director Option Plan, 2002 Stock Option Plan, 2006 Stock Option Plan, 2006 Director Plan and other agreements accelerate immediately prior to such change in control. At December 31, 2007, approximately 1,622,000 shares are issuable upon the exercise of vested options and approximately 2,003,000 shares are issuable upon the exercise of unvested options granted pursuant to these plans and agreements.

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

None.

Item 2.	Properties.

We own and operate a facility comprising approximately 15,000 square feet in West Berlin, New Jersey. The operations of this facility are predominantly manufacturing and assembly of hardware and catheter products. This facility also houses administration, engineering, catheter research and development and warehousing. We also lease an additional 5,000 square feet of space adjacent to this facility for customer service, research and development and warehousing at approximately $3,500 per month. The facility owned by us in West Berlin is encumbered by a mortgage securing our outstanding debt.

We are in the process of closing both our French sales office and UK distributor support office. We believe that we can effectively support all of our international activities from our New Jersey headquarters. As a result, we have established a reserve to cover the costs to terminate the leases and close the offices.

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

In a letter dated August 16, 2005, the Company was informed by the Securities and Exchange Commission (the “SEC”) that it was conducting a confidential, informal inquiry to determine whether there have been violations of certain provisions of the federal securities laws in connection with the Company’s financial and accounting reporting, including relating to disclosures the Company made in its Form 8-K filed with the Commission on August 12, 2005 regarding ongoing government investigations of sales by the Company of its products to Iran.

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

The fact that certain of the Company’s heart monitor systems were distributed to medical facilities in Iran without United States government authorization was voluntarily disclosed by the Company in 2003 to the Department of Commerce and to the Office of Foreign Assets Control of the United States Treasury Department. The federal government investigated the accuracy and completeness of those voluntary disclosures.

Separately, the Audit Committee of the Company’s Board of Directors conducted an independent investigation into these matters and retained outside counsel to assist it. In the third quarter of 2005, the Company incurred approximately $911,000 in legal, consulting and accounting expenses associated with the governmental and Audit Committee investigations. Additional costs were incurred for the SEC’s inquiry, additional document review, additional interviews and the termination of Reinhard Schmidt, our former President, Chief Executive Officer and Chief Operating Officer. In the fourth quarter of 2005, the Company incurred $474,000 in legal consulting and accounting expenses associated with the governmental and Audit Committee investigations and $45,000 associated with the Company’s defense and negotiations with the government.

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

On July 20, 2006, the Company received a proposed charging letter stating that the Department of Commerce had reason to believe that the Company violated export control regulations arising out of sales between October 1999 and January 2004 of cardiac equipment to end-users in Iran without the required U.S. Government authorization, and that the disclosures made by the Company and certified by Reinhard Schmidt, then the Company’s Chief Executive Officer, regarding these transactions in October and November 2003 were false and misleading. In November 2006, the Company signed an agreement to settle this matter with the Department of Commerce prior to the issuance of a formal charging letter. Under the settlement agreement, the Company paid $244,000 to settle and was not subject to any restrictions on commercial or export activities thereafter.

In February, 2007, the Company signed an agreement to settle this matter with the Department of Treasury which required the payment of $33,000. Additionally, the Company agreed to conduct certain compliance and internal audit procedures for three years.

We cannot assure that the ongoing informal inquiry by the SEC will not result in other significant costs, fines or penalties that could, in the aggregate, have a material adverse effect on our business, financial condition, prospects or results of operations. The Company has made no provision for any future costs associated with the investigations or any costs associated with the Company’s defense or negotiations with the SEC to resolve this final outstanding issue. We have not received any communication from the SEC regarding this informal inquiry since February, 2006.

Item 4.	Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of the 2007 fiscal year.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Market Information

Our common stock is listed and traded on the NASDAQ Capital Market.

The following table sets forth the high and low sale prices for our common stock for the periods indicated.

Period	High	Low
2007
First Quarter	$1.80	$1.32
Second Quarter	$2.16	$1.60
Third Quarter	$1.90	$1.31
Fourth Quarter	$2.28	$1.72

2006
First Quarter	$2.87	$2.43
Second Quarter	$2.72	$1.72
Third Quarter	$1.80	$1.29
Fourth Quarter	$1.66	$1.12

2005
First Quarter	$3.82	$2.99
Second Quarter	$3.30	$2.49
Third Quarter	$3.62	$2.60
Fourth Quarter	$3.04	$2.28

Holders

As of March 28, 2008, there were approximately 57 registered holders of record of our common stock. This number excludes individual shareholders holding stock under nominee security position listings because many of such shares are held by brokers and other institutions on behalf of shareholders. As a result, we are unable to estimate the total number of shareholders represented by these record holders, but we believe that the amount is in excess of 1,000.

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

COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE

COMPANIES, PEER GROUPS, INDUSTRY INDEXES AND/OR BROAD MARKETS

	FISCAL YEAR ENDING
COMPANY/INDEX/MARKET	12/31/2002	12/31/2003	12/31/2004	12/30/2005	12/29/2006	12/31/2007
EP MedSystems Inc	100.00	121.60	150.00	116.40	53.60	83.20
Russell 3000 Index	100.00	128.74	141.71	147.77	168.16	179.59
NASDAQ Market Index	100.00	150.36	163.00	166.58	183.68	201.91

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2007, information about outstanding options and rights to purchase our common stock granted to participants in our equity compensation plans and the number of shares of our common stock remaining available for issuance under such equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity compensation Plans (Excluding Securities Reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	2,611,658	$2.28	1,547,000
Equity compensation plans not approved by security holders (2)	1,015,000	$1.81	—

Total	3,624,658	$2.15	1,547,000

(1)	consists of our (i) 1995 Long Term Incentive Plan, (ii) 1995 Director Option Plan, (iii) 2002 Stock Option Plan, (iv) 2006 Stock Option Plan, and (v) 2006 Directors Stock Option Plan.
(2)	These compensation plans or arrangements consist of options approved by our Board of Directors and granted to certain employees, directors and outside consultants from time to time to provide incentive to such persons in connection with our business.

Sales of Unregistered Securities

On November 6, 2007, we granted C. Bryan Byrd, our Vice President, Engineering and Manufacturing, an incentive stock option to purchase 150,000 shares of common stock pursuant to the 2006 Stock Option Plan at an exercise price of $2.19 per share. The options vest over 5 years, subject to acceleration upon a change of control (as defined) of our company, and have a term of 10 years.

On September 13, 2007, in connection with his continued service to the Board of Directors, we granted Richard Williams an incentive stock option to purchase 60,000 shares of common stock pursuant to the 2006 Director Plan at an exercise price of $1.54. The options vest monthly at a rate of 1,000 per month subject to acceleration upon change of control (as defined) of our company and have a term of 10 years.

On July 17, 2007, in connection with his continued service on the Board of Directors, we granted David Jenkins a Non-plan stock option to purchase 60,000 shares of common stock at an exercise price of $1.77. The options vest monthly at a rate of 1,000 per month subject to acceleration upon change of control (as defined) of our company and have a term of 10 years.

On May 14, 2007, in connection with continued service on the Board of Directors, we granted Abhijeet Lele an incentive stock option to purchase 60,000 shares of common stock pursuant to the 2006 Director Plan at an exercise price of $1.83. The options vest monthly at a rate of 1,000 per month subject to acceleration upon change of control (as defined) of our company and have a term of 10 years.

On April 17, 2007, we granted James J. Caruso, our Chief Financial Officer, an incentive stock option to purchase 100,000 shares of common stock pursuant to the 2006 Stock Option Plan at an exercise price of $2.07 per share. The options vest at a rate of 25% after 60 days from hiring and 25% per year on the anniversary date, subject to acceleration upon a change of control (as defined) of our company, and have a term of 10 years.

Also on April 17, 2007, we granted James J. Caruso, our Chief Financial Officer, an incentive stock option to purchase 50,000 shares of common stock pursuant to the 2006 Stock Option Plan at an exercise price of $2.07 per share. The options vest upon achievement of certain 2007 performance criteria as determined by the Chief Executive Officer and have a term of 10 years. On February 26, 2008, options to purchase 15,000 shares vested and 35,000 were cancelled.

On January 7, 2007, in connection with his appointment to the Board of Directors, we granted Gerard Michel an incentive stock option to purchase 60,000 shares of common stock pursuant to the 2006 Director Plan at an exercise price of $1.43. The options vest monthly at a rate of 1,000 per month subject to acceleration upon change of control (as defined) of our company and have a term of 10 years.

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

On November 17, 2006, we granted Mr. Bruce a nonqualified stock option to purchase 200,000 shares of common stock pursuant to a separate agreement at an exercise price of $1.34. The options vest over 2 years associated with meeting operating goals for our company. The options have a term of 10 years.

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

All other information required by this Item 5 may be found under the sections captioned “Executive Compensation” and “Related Matters” in our Proxy Statement for our Annual Meeting of Stockholders which is expected to be mailed to shareholders on or around April 30, 2008, which is incorporated herein by reference.

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

Statement of Operations Data:

	Year ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except share information)
Revenues:
Net sales	$18,852	$15,558	$16,669	$16,368	$10,003
Cost of revenues:
Cost of products sold	7,421	6,125	6,420	6,663	4,763

Gross Profit	11,431	9,433	10,249	9,705	5,240
Sales and marketing expenses	10,179	9,683	8,485	8,346	5,563
Research and development expenses	3,131	2,738	2,374	2,470	2,566
General and administrative expenses	3,652	3,737	5,397	3,034	2,566
Mortgage conversion expense	—	—	—	—	222

Loss from operations	(5,531)	(6,725)	(6,007)	(4,145)	(5,677)
Interest expense	(256)	(258)	(256)	(210)	(485)
Debt conversion interest expense	—	—	—	(582)	(1,000)
Change in valuation of warrants	—	—	—	—	(211)
Interest and other income	292	419	200	66	26

Loss before income tax benefit	(5,495)	(6,564)	(6,063)	(4,871)	(7,347)
Income tax benefit	—	87	290	461	398

Net loss	$(5,495)	$(6,477)	$(5,773)	$(4,410)	$(6,949)
Basic and diluted loss per share	$(.18)	$(.22)	$(.22)	$(.19)	$(.38)

Weighted average number of shares outstanding	30,390	29,330	25,802	23,515	18,378

	December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Balance Sheet Data (at end of period):
Working capital	$6,057	$12,033	$7,758	$12,756	$12,543
Intangible assets, net	$444	$529	$532	$500	$355
Total assets	$14,627	$18,311	$15,131	$20,003	$21,661
Long-term debt, including current maturities	$1,999	$1,990	$1,980	$1,959	$5,647
Stockholders’ equity	$7,556	$12,189	$8,353	$13,351	$11,626

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Summary

We were incorporated in January 1993 and operate in a single industry segment. We develop, manufacture and market a line of products for use in the cardiac rhythm management or electrophysiology (“EP”) market which are used for visualization, diagnosis and treatment of cardiac rhythm disorders. The Company’s EP product line includes the EP-WorkMate® computerized electrophysiology workstation, with options to incorporate our EP-4™ Computerized Cardiac Stimulator, our NurseMate™ Remote Review Charting Station, and products linking our systems to hospital IT networks. We also sell products linking our EP WorkMate® system to products of market leaders, such as our MapMate® Navigation Interface with Biosense Websters’ CARTO mapping navigation system, Philips Medical Systems’ Allura x-ray system and with other technologies and systems.

The EP-WorkMate® system is a computerized electrophysiology workstation that monitors displays and stores cardiac electrical activity and arrhythmia data. It offers, among other features, display and storage of up to 192 intracardiac signals, real-time diagnosis, analysis and integration with our own proprietary systems, such as our EP-4™ Stimulator, as well as with the systems of other market leaders and with other technologies and systems. In the fourth quarter of 2006, we received market clearance from the United States Food and Drug Administration (“FDA”) to sell the MapMate™ interface in the United States. The MapMate® integrates J & J’s Biosense Webster Division’s CARTO Mapping navigation system, allowing EP studies to be more efficient and user friendly. The EP-4™ Stimulator is a computerized signal generator and processor which, when integrated with the EP-WorkMate® system, is used to stimulate the heart with electrical impulses in order to locate arrhythmia. The NurseMate™ Remote Review Charting Station is an integrated monitoring and review station that allows a separate EP WorkMate® user to review and edit patient study data. We believe that the EP-WorkMate® system, when integrated with the EP-4™ Stimulator, offers the most advanced diagnostic computer system available to the electrophysiology market. The EP-WorkMate® platform accounted for approximately 85%, 86% and 85% of our total sales for the years ended December 31, 2007, 2006 and 2005, respectively.

We have developed an intracardiac echo (ultrasound or ICE) ultrasound catheter system, comprised of our ViewFlex® intracardiac imaging catheters and ViewMate® II ultrasound imaging console. These products offer high-resolution, real-time ultrasound imaging capability designed to improve a physician’s or clinician’s ability to visualize anatomy and devices inside the chambers of the heart. We believe the ViewFlex® catheters and ViewMate® II Ultrasound systems will play an important role for a broad range of potential applications in electrophysiology and interventional cardiology. Sales of the ViewFlex® catheters and related ViewMate® II systems accounted for approximately 11%, 8% and 9% of our total sales for the years ended December 31, 2007, 2006 and 2005, respectively. In April, 2007, we launched for sale the new ViewMate® II ultrasound system based on Philips Medical Systems’ HDII XE platform. Philips acts as an original equipment manufacturer for the product to be sold under our proprietary name ViewMate® II. As part of the joint development and distribution agreement, we have exclusive rights to sell this platform in hospital electrophysiology (“EP”) and cardiac catheterization labs, and Philips may offer the ICE option to its customers in cardiac ultrasound and other hospital departments on the HDII XE ultrasound system, providing additional platforms capable of using our ViewFlex® catheters.

We also market a product for the treatment of atrial fibrillation known as the ALERT® System, which uses a patented electrode catheter to deliver measured, variable, low-energy electrical impulses directly to the inside of the heart to convert atrial fibrillation to a normal heart rhythm. Sales of the ALERT® System and related catheters accounted for approximately 3%, 4% and 4% of our total sales for the years ended December 31, 2007, 2006 and 2005, respectively.

We obtained Class III Design Examination Certification from a European Notified Body allowing us to label the ALERT® System with a CE Mark, which permits us to sell the ALERT® System in the European Community. During the fourth quarter of 2007, we began a process to identify strategic alternatives for our ALERT Catheter product line. We believe that the ALERT System represents a desirable product line for a strategic buyer and we are working to identify such a buyer and to complete a divestiture of the product line.

Net sales in 2007 increased by 21% to $18.9 million compared to 2006 led by increased sales of our EP WorkMate® platform with new integrated NurseMate™ and MapMate® product features. Also, intracardiac ultrasound revenue grew by 59% to $2.0 million compared to fiscal 2006.

The Company’s net loss was $5.5 million, or $.18 per share, for fiscal 2007 as compared to $6.5 million or $0.22 per share, for the full year in 2006.

In the fourth quarter of 2007, we recorded a business realignment charge of $1.3 million, or $.04 per share, $940,000 of which were non-cash items, in connection with a realignment of our business and products. We undertook this realignment to focus on our key growth and value opportunities and to re-deploy our financial and human resources to capitalize on them while eliminating several low growth, low value products. The charges included (a) $610,000 or $0.02 per share related to write down of inventory related to discontinued products; (b) $219,000 or $0.01 per share related to inventory impairments for products deemed slow moving due to new product launches; (c) $339,000 or $0.01 per share related to staff adjustments and closing down of certain international offices and activities; and (d) $114,000 or $0.00 per share related to completion of clinical study and including write-off of clinical study supplies and equipment.

Our net cash used in operations during 2007 was $2.0 million, as compared to $6.6 million in 2006. This improvement was primarily due to higher sales, improved working capital management, a lower net loss and a number of non-cash charges incurred in connection with our business realignment. At December 31, 2007, we had approximately $5.6 million of cash on hand.

On February 28, 2008, we closed on a $3 million loan facility as more fully described below. The facility is made up of a $1.5 million asset based revolving credit line and a $1.5 million term loan, each with a three year term and each is secured by of our assets. We used the proceeds from the loan to pay off our $2.0 million convertible debt which matured on February 28, 2008.

Recently Issued Accounting Pronouncements

Information regarding new accounting pronouncements is included in Note 13 to the Consolidated Financial Statements.

Critical Accounting Policies and Estimates

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The Commission indicated that a critical accounting policy is one which is important to the portrayal of the company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Note 2 of our Notes to the Consolidated Financial Statements include a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. In addition, Financial Reporting Release No. 61 requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. The information provided below describing our debt and future commitments is provided to facilitate a review of our liquidity and capital resources. The following is a brief discussion of the more significant accounting policies and methods used by us.

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

We have three sales channels: Direct sales to customers, sales to independent distributors, and sales to alliance partners. Our products do not require “installation” in the traditional sense, but the EP-WorkMate® system does require a set up. For distributors, the distributor is responsible for all set-up of all electronic hardware products, and we have no obligation after shipment of products to the distributors. For direct sales, while the customer can perform the set-up on its own, our personnel generally will assist customers in this process. The set-up process, which takes approximately 1-2 hours to complete, is usually performed shortly after shipment and primarily consists of assembling the workstation cart and plugging in the monitors, printer, isolation transformer, and the EP-4™ Stimulator to the main computer. This process does not impact our standard payment terms. For sales to distributors, payment terms are defined in the distributor agreements as 100% of the purchase price being due 30 to 60 days after shipment. For direct sales, payment terms are agreed in advance of the sale with the balance due 30 to 60 days after shipment.

We provide a standard one-year warranty on all of our products. At the time of sale, we accrue the estimated cost of providing the warranty. The estimates of the future costs are based on historical data.

We also sell various types of extended warranty contracts to our customers. These contracts range in term from one to five years. Revenue is recognized on these contracts on a straight-line basis over the life of the contract.

Valuation of Accounts Receivable

We continuously monitor customers’ balances, collections and payments, and maintain a provision for estimated credit losses based upon our historical experience, changes in the financial condition of our customers, and any specific customer collection issues that we have identified. In addition, due to the significant average selling price of our equipment, any single write-off of a customer balance could be substantial. We may request letters of credit from our customers when we believe that there is a significant risk of credit loss. Our allowance for doubtful accounts was $107,000 and $308,000 at December 31, 2007 and 2006 respectively. During 2007, we recovered a previously written off accounts receivable of approximately $100,000 and recorded a reduction in our bad debt expense. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.

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

During 2007, we recorded a business realignment charge of $1.3 million, or $.04 per share, approximately $830,000 of which were non-cash inventory adjustments, in connection with a realignment of our business and products. We undertook this realignment to focus on our key growth and value opportunities and to re-deploy our financial and human resources to capitalize on them while eliminating several low growth, low value products. The charges included (a) $610,000 or $0.02 per share related to write down of inventory related to discontinued products and; (b) $219,000 or $0.01 per share related to inventory impairments for products deemed slow moving due to new product launches.

Valuation of Goodwill, Intangible Assets, and Other Long-Lived Assets

At December 31, 2007, we had net goodwill of $342,000 which represents the excess of the cost over the fair value of net assets acquired in business combinations. Currently, the Company operates as a single reporting unit. Goodwill and other “indefinite-lived” assets are not amortized and are subject to the impairment rules of Statement of Financial Accounting Standards No. 142. Goodwill is tested for impairment annually or more frequently if changes in circumstance or the occurrence of events suggest impairment exists. There was no impairment loss recorded in 2007 or 2006.

At December 31, 2007, we had net unamortized patent costs of $102,000 which are amortized over a three year useful life. We assess the impairment of these assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Income Taxes

We account for our income taxes under the liability method. Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. We have fully reserved our net deferred tax asset given our past history of operating losses.

Accounting for Stock-Based Compensation.

In periods prior to 2006, we had elected to measure our stock-based compensation expense relating to grants to employees under our stock option plans using the intrinsic value method. Under this method, we record no compensation expense when we grant stock options to employees if the exercise price for a fixed stock option award to an employee is equal to the fair value of the underlying common stock at the date we grant the stock option.

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

The unrecognized compensation expense associated with unvested stock options was approximately $2,676,000 as of December 31, 2007, which will be amortized over an average period of approximately 5 years. Our 2007 fiscal results included approximately $915,000 of pre-tax compensation expense as a result of the adoption of SFAS No. 123R. It is anticipated that the 2008 compensation expense will be approximately $1 million.

Results of Operations.

Revenues and Gross Margin on Product Revenues

Our revenues and gross margin on product revenues were as follows:

	FOR THE 12 MONTH PERIOD
	2007	2006	2005
EP-WorkMate® platform	$16,062,000	$13,383,000	$14,161,000
ViewFlexTM catheters and ViewMate® II ultrasound systems	1,974,000	1,244,000	1,543,000
ALERT® System, EP catheters and other	816,000	931,000	965,000

Total revenue	$18,852,000	$15,558,000	$16,669,000

Cost of products sold	7,421,000	6,125,000	6,420,000
Gross profit	$11,431,000	$9,433,000	$10,249,000

Gross profit as a percentage of total revenue	61%	61%	61%

TWELVE MONTHS ENDED DECEMBER 31, 2007 AS COMPARED TO THE TWELVE MONTHS ENDED DECEMBER 31, 2006

Revenues and Gross Margin

The Company had net sales of $18,852,000 for the year ended December 31, 2007, as compared to $15,558,000 for the year ended December 31, 2006. This $3,294,000 (or 21%) increase was primarily due to increased sales of our EP-WorkMate® platform and new integrated NurseMate™ and MapMate® product features. We also had higher sales of EP-4™ Stimulators and other EP-WorkMate® warranties, upgrades and peripheral products as compared to the same period in 2006. Sales of ultrasound products increased by 59% to $1,974,000 for the year ended December 31, 2007 as compared to 2006 due to the introduction of the ViewMate® II ultrasound system based on Philips Medical Systems’ HDII XE platform in April, 2007. Total domestic sales increased by approximately 28% in 2007 versus 2006 largely as a result of increased sales activity of the EP-WorkMate® platform as well as increased sales of our ultrasound products. Total international sales increased by 3% to $4,500,000 during the year ended December 31, 2007 but decreased as a percentage of total sales from 28% to 24%.

Gross profit on sales for year ended December 31, 2007 was $11,431,000, an increase of 21% as compared with $9,433,000 in 2006. Gross profit as a percentage of sales remained flat year-to-year at 61%. Adversely affecting gross margin in 2007 was approximately $829,000 in costs charged to cost of sales associated with the business realignment program. Offsetting this impact were increases in gross margins attributed to several factors including an increase in our average selling price for the EP WorkMate® and EP-4™ Stimulator and the introduction of new product features which are integrated into our existing EP-WorkMate® platform. In addition, 2007 included a higher percentage of domestic sales, which have a higher gross margin than international sales as international sales are typically made through an independent distributor.

Business Realignment Expenses

During 2007, we recorded a business realignment charge of $1.3 million, or $.04 per share, $943,000 of which were non-cash items, in connection with a realignment of our business and products. We undertook this realignment to focus on our key growth and value opportunities and to re-deploy our financial and human resources to capitalize on them while eliminating several low growth, low value products.

The charges included (a) $610,000 related to write down of inventory related to discontinued products; (b) $219,000 related to inventory impairments for products deemed slow moving due to new product launches; (c) $339,000 related to staff adjustments, lease termination and other costs of closing down of our international offices; and (d) $114,000 related to completion of clinical study and including write-off of clinical study supplies and equipment.

The charges are reflected on the income statement as follows: (a) $829,000 charged to cost of sales; (b) $315,000 charged to sales and marketing expenses; and (c) $138,000 charged to general and administrative expenses.

Operating Expenses

The following is a summary of other operating expenses in dollars and as a percent of total revenue for the twelve months ending December 31,

	2007		2006		2005
	($)	% of Rev	($)	% of Rev	($)	% of Rev
Sales and marketing	$10,179,000	54%	$9,683,000	62%	$8,485,000	51%
General and administrative	3,652,000	19%	3,737,000	24%	5,397,000	32%
Research and development	3,131,000	17%	2,738,000	18%	2,374,000	14%

Total operating expenses	$16,962,000	90%	$16,158,000	104%	$16,256,000	98%

Total operating expenses (consisting of selling, general and administrative expenses and research and development costs) for the year ended December 31, 2007 were $16,962,000 or 90% of total sales as compared to $16,158,000 or 104% of total sales during 2006.

Sales and marketing expenses increased by $496,000, or 5%, to $10,179,000 for the year ended December 31, 2007 as compared to 2006. During 2007, sales and marketing expenses were 54% of net sales as compared to 62% in 2006. The improvement in selling expenses as a percentage of net sales is the result of increased sales and reduced expenses, particularly in our clinical affairs activities where costs decreased by $837,000 during 2007 as we completed activities related to our ICE CHIP study. We are not pursuing additional clinical studies at this time. Improved cash collections coupled with a recovery of a previously written off accounts receivable of approximately $100,000 resulted in a reduction in our bad debt expense in 2007. These cost decreases were offset by increases of approximately $974,000 in compensation, benefits and travel costs for additional headcount and other sales activities, including costs attributable to the staffing of our dedicated ICE sales force and increased commission paid on higher sales of our EP WorkMate® platform. As a part of our business realignment in 2007, we recorded sales and marketing expenses of approximately $201,000 to close down our French sales office and $114,000 of write-off of clinical study supplies and equipment.

General and administrative expenses decreased by $84,000, or 2%, to $3,652,000 for 2007 as compared to 2006. During 2007, G&A expenses were 19% of net sales as compared to 24% in 2006. The primary cause was the decrease in legal and other fees and expenses incurred in 2006 as a result of our investigations by the U.S. Department of Commerce and the U.S. Department of the Treasury. The 2006 period also included $288,000 for fines and penalties related to the Commerce Department settlement. Additionally, 2006 included approximately $300,000 in expenses, including recruitment costs, related to hiring a new Chief Executive Officer and stock option compensation expense for the prior interim CEO. As a part of our business realignment in 2007, we recorded general and administrative expenses of approximately $138,000 of employee termination and other costs to close down of our UK distributor support office.

Research and development expenses increased by $393,000, or 14% to $3,131,000 for the year ended December 31, 2007 as compared to 2006. During 2007, R&D expenses were 17% of net sales as compared to 18% in 2006. The primary cause of the increased spending was ongoing investments in our intracardiac echo ultrasound catheter system. We also continue to invest in our EP Workmate® platform, including new and improved features. We expect the level of future research and development spending to increase in total dollars, and to remain relatively stable as a percentage of net sales, as we continue to undertake projects to develop new products and make improvements to existing ones.

Non-Operating Income and Expenses

The following is a summary of non-operating income and expenses:

	FOR THE 12 MONTH PERIOD
	2007	2006	2005
Interest and other income	$292,000	$420,000	$201,000
Interest expense	$255,000	$258,000	$256,000

Interest and other income decreased by $128,000 or 30% to $292,000 for the year ended December 31, 2007 as compared to 2006. The Company completed a private placement in March, 2006 which led to higher interest income commencing in the second quarter of 2006. Interest income has declined as the Company’s overall cash balance has declined.

Interest expense decreased $3,000 or 1% to $255,000 for the year ended December 31, 2007, as compared to 2006. The interest is primarily related to the Company’s $2,000,000 secured convertible debt.

TWELVE MONTHS ENDED DECEMBER 31, 2006 AS COMPARED TO THE TWELVE MONTHS ENDED DECEMBER 31, 2005

We had net sales of $15,558,000 for the year ended December 31, 2006, as compared to $16,669,000 for the year ended December 31, 2006. This $1,111,000 (or 6.7%) decrease was primarily due to lower sales of our EP-WorkMate® system with Boston Scientific Corporation’s RPM Navigation system which has become less competitive due to a lack of support from Boston Scientific for this product line. We realized higher sales of our EP-WorkMate® system product line, but we are not closing higher priced combination systems as we did in 2005. Our sales of consumable products were up 9% over the same period last year. Sales of ALERT catheters were flat as we are not actively recruiting new placements. However, sales of ViewFlex® ultrasound catheters increased 23% over the same period in 2005. Sales in the United States were down 13% over the same period in 2005. Sales in Asia were essentially unchanged year over year. Sales in Europe increased 32% due to strong sales in the last 9 months of the year by our distributors in the region and our representative in France.

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

Sales and marketing expenses increased $1,198,000 (or 14%) to $9,683,000 for the year ended December 31, 2006 as compared to the same period in 2005. Of this increase, our clinical affairs department accounted for approximately $296,000 of the increase in symposia costs, share-based compensation for our senior medical advisor and clinical fees associated with the Company’s ICE CHIP study. We completed phase I of the ICE CHIP study in July of 2006 and after data analysis we will determine whether to begin enrollment in phase II in the middle of 2007, depending on the results. We are also in the initial phase of a second clinical trial to support additional applications of our ViewMate® II cardiac ultrasound catheter system. We incurred an additional $500,000 in compensation costs of which $344,000 was share-based compensation associated with the adoption of FAS 123R. The balance of the compensation costs was for additional head count. In connection with the increased headcount, we had $50,000 in additional travel costs as well.

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

Liquidity and Capital Resources

Since our incorporation in January 1993, our expenses have exceeded sales, resulting in an accumulated deficit of $60 million at December 31, 2007. Our cash and cash equivalents were approximately $5.6 million and $7.7 million as of December 31, 2007 and 2006, respectively. Based upon our current operating plans and projections, we believe that our existing capital resources, comprised of cash on hand and the remaining borrowing availability under the Keltic loan, will be sufficient to meet our anticipated capital needs through the end of December 2008 although there can be no assurance of this as this estimate is based upon a number of assumptions, which may not hold true. Furthermore, our liquidity could be adversely affected by the factors affecting future operating results that are discussed in “Item 1A. Risk Factors.”

The Company may seek to raise funds to meet our long term capital needs through equity or debt financings, collaborative or other arrangements with third parties or through other sources of financing. There can be no assurance that such funds will be available on terms favorable to the Company, if at all. Also, there can be no assurance, assuming we successfully raise additional funds, that we will achieve positive cash flow. If we are not able to secure additional funding, we may be required to scale back our sales and marketing efforts, research and development programs and general and administrative activities and possibly seek to sell or license rights to our products to third parties.

Financing Activities

On February 28, 2008, the Company entered into a $3 million secured loan agreement (the “Keltic Loan Agreement”) with Keltic Financial Partners L.P. (“Keltic”), which included (i) a $1,500,000 revolving loan (the “Revolving Loan”), and (ii) a $1,500,000 term loan (the “Term Loan”). The loans are secured by a first lien on all of our assets, including intellectual property. We used proceeds of the loan to repay our $2 million secured convertible note which matured on February 28, 2008.

The Revolving Loan bears interest at the greater of: (a) the prime rate plus 1.75% or (b) eight percent (8.00%). The Term Loan bears interest at the greater of: (a) the prime rate plus 2.00% or (b) eight and one-quarter percent (8.25%). The maturity date of the Revolving Loan is February 28, 2011. The Term Loan requires principal payments of $25,000 per month for thirty-six (36) months followed by a balloon payment of $600,000 on February 28, 2011, unless the Keltic Loan Agreement is extended, in which case we will continue to pay $25,000 per month through February 28, 2013. On and after the occurrence of an Event of Default (as defined in the Keltic Loan Agreement), all principal, interest and all other amounts due under the Term and Revolving Loans may be accelerated at the sole option of Keltic and the interest rate on the loans may be increased three and one-half percent (3.5%) per annum.

We issued Keltic a warrant to purchase 25,000 shares of our Common Stock at $2.50 per share exercisable for a five year period.

During 2007, we received $52,800 in proceeds from the exercise of employee stock options.

On August 28, 2003, we entered into a secured Convertible Note with Laurus which provided us with a $4 million revolving asset-based credit facility secured by our accounts receivable, inventory, real property and other assets, excluding intellectual property. The Laurus Note had an initial term of three years which was subsequently extended through February 28, 2008. On December 15, 2004, pursuant to the terms of the loan agreement, $2,000,000 of the principal amount was converted into 694,314 shares of our common stock at the conversion price of $2.88, and the fixed conversion price on the remaining $2 million principal balance was adjusted upward to $4.20.

As part of the Laurus convertible note transaction, Laurus and a broker to the transaction received warrants to purchase an aggregate of 240,750 shares of our common stock (the “Warrants”), with exercise prices set as follows: $2.93 per share for the purchase of up to the first 133,750 shares, $3.19 per share for the purchase of up to the next 80,250 shares, and $3.70 per share for the purchase of the final 26,750 shares. The expiration date of the Warrants is August 28, 2010. The exercise price of the Warrants and the number of shares underlying the Warrants are subject to adjustments for stock splits, combinations, stock dividends and similar events.

In accordance with the provisions of Emerging Issues Task Force (EITF) Issue 00-27, “Application of EITF Issue No. 98-5 ‘Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios’, to Certain Convertible Securities”, the allocated value of the Laurus Note contained a beneficial conversion feature calculated based on the difference between the effective conversion price of the proceeds allocated to the Laurus Note and the Warrants at the date of issuance. The amount arising from the beneficial conversion feature aggregated approximately $486,000 which was amortized as interest expense from the date of the issuance of the Laurus Note to the mandatory redemption date of August 28, 2006. We valued the Laurus Note and the Warrants at issuance. The fair value of the Warrants at the time of issue was $407,500. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” we marked the Warrants to market at September 30, 2003 incurring a non-cash charge of $264,000. The registration rights agreement associated with the Laurus Note was amended on November 25, 2003 and, as a result, the amount associated with the Warrants was transferred to equity. We marked the Warrants to market at the date of the amendment which reduced the overall expense to $210,750 for the year ended December 31, 2003. The net carrying value of the Laurus Note, after allocation of the fair value of the Warrants, is being accreted to interest expense over the life of the agreement using the effective interest method.

During 2005, three options to purchase shares of our common stock were issued to a senior medical advisor in the amounts of 40,000, 40,000 and 100,000 shares of common stock respectively, on which the exercise price of the options was the fair market value of our common stock on the date of the grant. With respect to the two 40,000 option issuances, they vest in equal installments over three years and we expensed $171,000 representing the fair value of the options measured using the Black-Scholes option pricing model for each grant as follows: risk free rate of 3.77% and 4.33%; 10 year life, and volatility percentage of 77.98% and 81.1%. The issuance of an option in the amount of 100,000 shares of our common stock did not meet the criteria for expensing in 2005. In the first quarter of 2006, the consultant’s performance obligation in connection with these options was fulfilled and we recorded an expense of $196,480, valued using the Black-Scholes option pricing model for each grant as follows: risk free rate of 4.82%, 10 year life, and volatility percentage of 84.23%.

On March 27, 2006, we completed a $10,000,000 private placement of common stock to a number of accredited investors. We issued 3.78 million shares of its common stock at a purchase price of $2.25 per share. In addition, FatBoy Capital, LP purchased approximately 617,000 shares of common stock at a price of $2.43 per share in accordance with NASDAQ marketplace rules. David Jenkins, our Chairman is a managing member of FatBoy Capital, LP’s general partner.

Operating Activities

Net cash used in operating activities for the year ended December 31, 2007 decreased by $4,622,000 to $2,001,000 from $6,623,000 as compared to 2006. The decrease in our net cash used for operations during 2007 was partly due to the decrease in our net loss by $982,000 to $5,495,000 in 2007 from $6,477,000 in 2006. Additionally, several non-cash charges impacted net cash used in operating activities including share based compensation of $915,000 and $923,000 in 2007 and 2006 respectively; non-cash business realignment charges of $943,000, comprised of write down of inventory related to discontinued products, inventory impairments for products deemed slow moving due to new product launches and completion of a clinical study and including write-off of clinical study supplies and equipment in 2007; and $1,096,000 and $761,000 in depreciation and amortization recorded during 2007 and 2006 respectively.

Net cash used in operations was also favorably impacted by efforts to manage working capital. Accounts receivables decreased by $495,000 despite increased sales as we improved our collection efforts. Accounts payable increased by $153,000 and accrued expenses increased by $303,000 due to increased sales compensation and expenses and other activities arising from increased business activity in 2007. Total deferred revenue increased by $484,000 as we sold more extended warranty contracts.

We have a history of operating losses and we expect to continue to incur operating losses in the near future as we continue to expend substantial funds for research and development, increased manufacturing activity, expansion of sales efforts, especially as we attempt to increase our market share of our ultrasound product line. The amount and timing of future losses will depend upon, among other things, volume of sales of our existing products, market acceptance of the ultrasound products, and developmental, regulatory and market success of new products under development, as well as our ability to establish, preserve and enforce intellectual property rights related to our products. There can be no assurance that any of our development projects will be successful or that if development is successful, the products will generate any sales or that material cost. Based upon our current plans and projections, we believe that our existing capital resources will be sufficient to meet our anticipated capital needs through the end of the fourth quarter of 2008.

Investing Activities

Capital expenditures totaled $241,000 and $194,000 for the years ended December 31, 2007 and 2006 respectively. We do not consider our business activities to be heavily capital intensive and as a result, we do not expect capital expenditures to increase materially in 2008.

Off-Balance Sheet Arrangements

As of December 31, 2007, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Summary of Contractual Obligations

The following table summarizes our contractual cash obligations at December 31, 2007, and the effects such obligations are expected to have on liquidity and cash flow in future periods. We do not have any other commercial commitments.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-Term Debt (1)	$2,000,000	$2,000,000	$0	$0	$0
Operating Lease Obligations	$155,000	$112,000	$43,000	$0	$0
Other Long Term Obligations (2)	$0	$0	$0	$0	$0

Total Contractual Cash Obligations (3)	$2,155,000	$2,112,000	$43,000	$0	$0

(1)	We are contractually obligated to pay variable interest on the Long-Term Debt, the principal of which comes due on February 28, 2008.
(2)

We also have contractual obligations for certain licensing contracts. We have signed a license agreement with Biosense Webster that provides for a license payment on sales of MapMate® units. This license is payable upon sales of the units. We also have other license agreements which we may terminate unilaterally in the event that the technology is no longer deemed relevant.

(3)	On February 28, 2008, we entered into a $3 million secured loan agreement with Keltic which included (i) a $1,500,000 revolving loan (the “Revolving Loan”), and (ii) a $1,500,000 term loan (the “Term Loan”). The loans are secured by a first lien on all of our assets, including intellectual property. We used proceeds of the loan to repay its $2 million secured convertible note which matured on February 28, 2008.

The Revolving Loan bears interest at the greater of: (a) the prime rate plus 1.75% or (b) eight percent (8.00%). The Term Loan bears interest at the greater of: (a) the prime rate plus 2.00% or (b) eight and one-quarter percent (8.25%). The maturity date of the Revolving Loan is February 28, 2011. The Term Loan requires principal payments of $25,000 per month for thirty-six (36) months followed by a balloon payment of $600,000 on February 28, 2011, unless the Keltic Loan Agreement is extended, in which case we will continue to pay $25,000 per month through February 28, 2013. On and after the occurrence of an Event of Default (as defined in the Keltic Loan Agreement), all principal, interest and all other amounts due under the Term and Revolving Loans may be accelerated at the sole option of Keltic and the interest rate on the loans may be increased three and one-half percent (3.5%) per annum.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to a variety of risks, including changes in interest rates affecting our outstanding debt balance and fixed rate investments of our cash and cash equivalents and foreign currency fluctuations. We do not have any market risk with respect to such factors as commodity prices or equity prices. We do not invest in, or otherwise use, foreign currency or other derivative financial or derivative commodity instruments, and we do not engage in hedging transactions for speculative or trading or any other purposes.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our Keltic loan agreement and our cash and cash equivalents.

Since interest on the Keltic loan is variable, changes in the base rate may lead to additional interest expense if interest rates increase. In addition, the interest rate on the note may be increased by 3.5% upon the occurrence of a default. Because management does not believe that our exposure to interest rate market risk is material at this time, we have not developed or implemented a strategy to manage this market risk through the use of derivative financial instruments or otherwise. We will assess the significance of interest rate market risk from time to time and will develop and implement strategies to manage that market risk as appropriate.

Our primary investment objective with respect to our cash and cash equivalents is to preserve principal. We accept lower interest rates rather than expose our assets to significant risk. We invest our excess cash in overnight money markets funds held at a commercial bank. As of December 31, 2007, 100% of our investment portfolio matures less than 90 days from the date of purchase. Due to the short-term nature of these investments, we believe that we are not subject to any material market risk exposure, and as a result, the estimated fair value of our cash and cash equivalents approximates their principal amounts. If market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 2007, we estimate that the fair value of investment portfolio would decline by an immaterial amount.

Foreign Currency Risk

Our international revenues were 24%, 28% and 23% of our total revenues for the year ended December 31, 2007, 2006 and 2005, respectively. Our international sales are made through international distributors, our direct sales force and sales to alliance partners, with payments to us typically denominated in United States dollars and the Euro. Management believes that the aggregate impact of foreign currency risk is minimal since approximately 96% of our sales are billed in United States dollars. Our international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors. We do not hedge our foreign currency exposure.

Item 8.	Financial Statements and Supplementary Data.

The information in response to this item is set forth in the Consolidated Financial Statements beginning on page F-1 of this Annual Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management’s annual report on our internal control over financial reporting is provided on Page F-2 on this Form 10-K and incorporated herein by reference.

During the fiscal year ended December 31, 2007, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

All information required by this Item 10 may be found under the sections entitled Item 1: “Certain Information Concerning Nominees and Continuing Directors,” “Certain Information Concerning Board Meetings and Committees,” “Executive Compensation” and “Related Matters” in our Proxy Statement, which is expected to be mailed to shareholders on or around April 30, 2008, which is incorporated herein by reference.

Item 11.	Executive Compensation.

All information required by this Item 11 is may be found under, in the sections entitled “Executive Compensation,” “Board Compensation,” “Related Matters,” “ Report of the Compensation Committee,” and “Miscellaneous” in our Proxy Statement for our Annual Meeting of Stockholders which is expected to be mailed to shareholders on or around April 30, 2008, which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

All information required by this Item 12 may be found under the sections entitled “Executive Compensation,” “Security Ownership of Management and Certain Beneficial Owners” and “Miscellaneous” in our Proxy Statement for our Annual Meeting of Stockholders which is expected to be mailed to shareholders on or around April 30, 2008, which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

All information required by this Item 13 may be found under the section entitled “Certain Relationships and Related Transactions” in our Proxy Statement for our Annual Meeting of Stockholders which is expected to be mailed to shareholders on or around April 30, 2008, which is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

All information required by this Item 14 may be found under the section entitled “Audit and Other Fees Paid to Independent Auditors” and “Audit Committee Polices and Procedures” in our Proxy Statement for our Annual Meeting of Stockholders which is expected to be mailed to shareholders on or around April 30, 2008, which is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Financial Statements, Financial Statements, Financial Statement Schedules, and Exhibits:

(1) Financial Statements

The financial statements filed as part of this report are listed on the index to Consolidated Financial Statements in Item 8.

(2) Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts, is filed as part of this Form 10-K.

All other financial statement schedules not listed above have been omitted because the required information is included in the Consolidated Financial Statements or Notes thereto, or is not applicable.

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

EP MEDSYSTEMS, INC.

By:	/s/ David I. Bruce
David I. Bruce,
President and Chief Executive Officer

Date:	March 28, 2008

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David I Bruce and James J. Caruso, and each of them individually, his true and lawful attorney-in-fact, proxy and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to act on, sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, proxies and agents, and each of them individually, full power and authority to do and perform each and every act and thing necessary and appropriate to be done in and about the premises, as fully as he might or could do in person, hereby approving, ratifying and confirming all that said attorneys-in-fact, proxies and agents or any of his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature(s)	Title(s)	Date
/s/ David I. Bruce David I. Bruce	President, Chief Executive Officer, Director	March 28, 2008

/s/ David A. Jenkins David A. Jenkins	Chairman of the Board of Directors	March 28, 2008

/s/ James J. Caruso James J. Caruso	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2008

/s/ Abhijeet Lele Abhijeet Lele	Director	March 28, 2008

/s/ Gerard Michel Gerard Michel	Director	March 28, 2008

/s/ Richard C. Williams Richard C. Williams	Director	March 28, 2008

INDEX TO FINANCIAL STATEMENTS

EP MEDSYSTEMS, INC. AND SUBSIDIARIES

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and include those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States;

•	Provide reasonable assurance that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, such as resource constraints, human error, lack of knowledge or awareness and the possibility of intentional circumvention of these controls, internal control over financial reporting may not prevent or detect misstatements. Furthermore, the design of any control system is based, in part, upon assumptions about the likelihood of future events, which assumptions may ultimately prove to be incorrect. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

/s/ David I. Bruce	/s/ James J. Caruso
President and Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

Report Of Independent Registered Public Accounting Firm

Board of Directors and

Shareholders of EP MedSystems, Inc.

We have audited the accompanying consolidated balance sheets of EP MedSystems, Inc. (a New Jersey corporation) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits of the basic financial statements include the financial statement schedule in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EP MedSystems, Inc. as of December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company has adopted Financial Accounting Standards Board Statement No. 123(R), Share Based Payments in 2006.

/s/ Grant Thornton LLP

Philadelphia, PA

March 28, 2008

EP MEDSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$5,553,637	$7,743,239
Accounts receivable, net of allowance for doubtful accounts of $107,000, and $308,000 as of December 31, 2007 and 2006, respectively	4,368,992	4,808,225
Inventories, net of reserves	2,331,567	2,859,677
Prepaid expenses and other current assets	327,166	419,411

Total current assets	12,581,362	15,830,552
Property, plant and equipment, net	1,581,835	1,937,131
Goodwill	341,730	341,730
Other intangible assets, net	102,293	187,081
Other assets	20,105	14,851

Total assets	$14,627,325	$18,311,345

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Secured convertible note, current	1,998,595
Accounts payable	1,684,733	1,531,799
Accrued expenses	2,026,010	1,722,944
Deferred revenue	814,979	542,351

Total current liabilities	6,524,317	3,797,094
Deferred warranty revenue– non-current	547,034	335,658
Secured convertible note, non-current	—	1,989,760

Total liabilities	$7,071,351	$6,122,512

Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 stated value, 50,000,000 shares authorized, 30,405,236 issued at December 31, 2007 and 40,000,000 share authorized, 30,365,236 shares issued at December 31, 2006	30,406	30,366
Additional paid-in capital	68,391,581	67,423,769
Accumulated other comprehensive loss	(458,494)	(352,628)
Treasury stock, 50,000 shares at cost	(100,000)	(100,000)
Accumulated deficit	(60,307,519)	(54,812,674)

Total shareholders’ equity	7,555,974	12,188,833

Total liabilities and shareholders’ equity	$14,627,325	$18,311,345

The accompanying notes are an integral part of these statements.

EP MEDSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,

	2007	2006	2005
Net sales	$18,852,372	$15,558,085	$16,669,107
Cost of products sold	7,421,568	6,125,088	6,420,125

Gross profit	11,430,804	9,432,997	10,248,982
Operating costs and expenses:
Sales and marketing expenses	10,179,219	9,683,576	8,485,193
Research and development	3,130,652	2,737,914	2,373,914
General and administrative	3,652,416	3,736,871	5,397,197

Total operating expenses	16,962,287	16,158,361	16,256,304

Loss from operations	(5,531,483)	(6,725,364)	(6,007,322)
Interest expense	(255,417)	(258,308)	(256,458)
Interest and other income	292,055	419,514	200,578

Loss before income tax benefit	$(5,494,845)	$(6,564,158)	$(6,063,202)
Income tax benefit	0	86,873	290,128

Net loss	$(5,494,845)	$(6,477,285)	$(5,773,074)

Basic and diluted net loss per share	$(0.18)	$(0.22)	$(0.22)

Weighted average shares outstanding used to compute basic and diluted loss per share	30,390,332	29,330,452	25,801,729

The accompanying notes are an integral part of these statements.

EP MEDSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2006, 2007

	Common Stock Shares	Common Stock Amount	Preferred Stock Shares	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Total
Balance, December 30, 2004	25,387,630	$25,388	373,779	$618,161	$55,650,822	$(280,582)	$(100,000)	$(42,562,315)	$13,351,474
Issuance of common stock in connection with conversion of preferred stock	387,946	388	(373,779)	(618,161)	617,773	—	—	—	—
Issuance of common stock in connection with exercise of options	194,600	195	—	—	389,595	—	—	—	389,790
Issuance of options in connection with clinical affairs consulting	—	—	—	—	171,000	—	—	—	171,000
Foreign currency translation	—	—	—	—	—	213,434	—	—	213,434
Net loss	—	—	—	—	—	—	—	(5,773,074)	(5,773,074)

Balance, December 31, 2005	25,970,176	$25,971	—	—	$56,829,190	$(67,148)	$(100,000)	$(48,335,389)	$8,352,624
Issuance of common stock in connection with private placement, net of offering costs	4,395,060	4,395	—	—	9,474,754	—	—	—	9,479,149
Share-based compensation	—	—	—	—	923,345	—	—	—	923,345
Vesting of options in connection with options issued to consultant	—	—	—	—	196,480	—	—	—	196,480
Foreign currency translation	—	—	—	—	—	(285,480)	—	—	(285,480)
Net loss	—	—	—	—	—	—	—	(6,477,285)	(6,477,285)

Balance, December 31, 2006	30,365,236	$30,366	—	—	$67,423,769	$(352,628)	$(100,000)	$(54,812,674)	$12,188,833
Share-based compensation	—	—	—	—	915,052	—	—	—	915,052
Issuance of common stock upon exercise of employee stock options	40,000	40	—	—	52,760	—	—	—	52,800
Foreign currency translation	—	—	—	—	—	(105,866)	—	—	(105,866)
Net loss	—	—	—	—	—	—	—	(5,494,845)	(5,494,845)

Balance, December 31, 2007	30,405,236	$30,406	—	—	$68,391,581	$(458,494)	$(100,000)	$(60,307,519)	$7,555,974

The accompanying notes are an integral part of these statements.

EP MEDSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2007	2006	2005
Cash flows from operating activities:
Net loss	$(5,494,845)	$(6,477,285)	$(5,773,074)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign currency gain	(146,421)	(308,000)	—
Depreciation and amortization	1,095,986	761,019	784,012
Bad debt expense	(57,482)	93,000	76,000
Shared-based compensation	915,052	923,345	—
Inventory write-off	828,506	—	—
Loss on obsolescence of equipment	114,107	—	—
Change in value of warrants and amortization of beneficial conversion feature	18,473	—	45,222
Accretion of note discount	8,835	—	21,587
Deferred income taxes	—	9,249	—
Non cash expenses in connection with issuance of common stock and options for consulting agreements	—	196,480	171,000
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	496,715	(1,522,657)	886,649
(Increase) decrease in inventories	(788,491)	272,934	(843,866)
Decrease in prepaid expenses and other assets	68,518	40,207	72,706
Increase (decrease) in accounts payable	152,934	(665,949)	114,471
Increase (decrease) in accrued expenses, deferred revenue, customer deposits and accrued interest	787,073	54,791	(8,778)

Net cash used in operating activities	$(2,001,040)	$(6,622,866)	$(4,454,071)

Cash flows from investing activities:
Capital expenditures	(241,491)	(193,795)	(200,891)
Cash payments of patent costs	(40,426)	(107,137)	(113,261)

Net cash used in operating activities	$(281,917)	$(300,932)	$(314,152)

Cash flows from financing activities:
Proceeds from exercised stock options	52,800	—	389,790
Proceeds from issuance of common stock, net of offering costs	—	9,479,149	—

Net cash provided by financing activities	$52,800	$9,479,149	$389,790

Effect of exchange rate changes	40,555	7,887	213,434
Net (decrease) increase in cash and cash equivalents	(2,189,602)	2,563,238	(4,164,999)
Cash and cash equivalents, beginning of period	7,743,239	5,180,001	9,345,000

Cash and cash equivalents, end of period	$5,553,637	$7,743,239	$5,180,001

Supplemental cash flow information:
Cash paid for interest	$259,296	$232,408	$191,579
Net non-cash reclassification of assets from inventory to fixed assets	$488,095	$22,000	$567,936

The accompanying notes are an integral part of these statements.

EP MEDSYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

EP MedSystems, Inc. (the “Company” or “EP MedSystems”) operates in a single segment. EP MedSystems develops, manufactures and markets a broad-based line of products for the cardiac electrophysiology market for the purpose of diagnosing, monitoring, visualizing and treating irregular heartbeats known as arrhythmias.

The Company faces a number of risks, including developing and sustaining a profitable, cash positive business, which is largely dependent upon market acceptance of recently developed products.

Since inception, we have incurred an accumulated deficit of approximately $60 million. We have incurred substantial expenses, primarily for research and development activities, sales and marketing activities, obtaining regulatory approvals and establishing manufacturing capabilities. For the fiscal years ended December 31, 2007 and 2006 we had a net loss of $5.5 million and $6.5 million, respectively.

Our cash and cash equivalents were approximately $5.6 million and $7.7 million as of December 31, 2007 and 2006, respectively. On February 28, 2008, the Company completed funding on a $3 million secured loan facility with an asset-based lender. The loan arrangement includes a $1.5 million asset based revolving credit agreement and a $1.5 million term loan, each with a three year term. The Company used proceeds from the facility to pay off its $2.0 million convertible debt which matured on February 28, 2008. Based upon its current operating plans and projections, the Company believes that its existing capital resources, comprised of cash on hand and the remaining borrowing availability under the Keltic loan, will be sufficient to meet our anticipated capital needs through at least the end of December 2008.

The Company may seek to raise funds to meet our long term capital needs through equity or debt financings, collaborative or other arrangements with third parties or through other sources of financing. There can be no assurance that such funds will be available on terms favorable to the Company, if at all. Also, there can be no assurance, assuming the Company successfully raises additional funds, that it will achieve positive cash flow. If the Company is not able to secure additional funding, it may be required to scale back its sales and marketing efforts, research and development programs and general and administrative activities and possibly seek to sell or license rights to its products to third parties.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of EP MedSystems, Inc. and its wholly owned subsidiaries, EP MedSystems UK Ltd., EP MedSystems France SARL, and ProCath Corporation. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Inventories

The Company values its inventory at the lower of cost or market, with cost being determined on a first-in, first-out basis. The Company continually monitors its slow-moving items, and establishes reserve amounts on a specific identification basis, as necessary. In addition, due to the fact that its business is dependent on the latest computer technology, the Company continually monitors its inventory and products for obsolescence. If the Company determines market value to be less than cost, it writes down the cost to that value. Additional reserves are sometimes established as a result of lack of marketability or changes in customer consumption patterns. Management’s judgment is necessary in determining the realizable value of those products to arrive at the proper obsolescence reserve. These reserves are estimates, which could change significantly, either favorably or unfavorably, depending on market and competitive conditions.

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

Goodwill and Intangible Assets

At December 31, 2007, the Company had net goodwill of $342,000 which represents the excess of the cost over the fair value of net assets acquired in business combinations. Currently, the Company operates as a single reporting unit. Goodwill and other “indefinite-lived” assets are not amortized and are subject to the impairment rules of Statement of Financial Accounting Standards No. 142. Goodwill is tested for impairment annually or more frequently if changes in circumstance or the occurrence of events suggest impairment exists. There was no impairment loss recorded in 2007 or 2006.

The Company determines the fair market value of its reporting unit using quoted market rates and cash flow techniques. The fair market value of the reporting unit is compared to the carrying value of the reporting unit to determine if an impairment loss should be calculated. If the book value of the reporting unit exceeds the fair value of the reporting unit, an impairment loss is indicated. The loss is calculated by comparing the fair value of the goodwill to the book value of the goodwill. If the book value of the goodwill exceeds the fair value of goodwill, an impairment loss is recorded. Fair value of goodwill is determined by subtracting the fair value of the identifiable assets of a reporting unit from the fair value of the reporting unit. There was no impairment loss recorded in 2007 or 2006.

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

	2007	2006	2005
Beginning balance	$272,000	$313,000	$331,000
Warranties	320,000	284,000	570,000
Warranty payments	(348,000)	(325,000)	(588,000)

Ending balance	$244,000	$272,000	$313,000

In addition to the standard one-year warranty provided on all products, EP MedSystems offers separately priced extended warranties. EP MedSystems recognizes revenue from these warranty contracts on a straight-line basis over the contract period in accordance with FASB Technical Bulletin 90-1 “Accounting for Separately Priced Product Warranties and Product Maintenance Contracts.”

Shipping and Handling Costs

In accordance with EITF 00-10: “Accounting for Shipping and Handling Fees and Costs”, the Company reflects freight costs associated with shipping its products to customers as a component of sales and marketing expenses. Total direct shipping costs incurred in 2007, 2006 and 2005 were approximately $387,000, $293,000 and $299,000 respectively. The Company records freight billed to customers in net sales on the Statement of Operations.

Research and Development

Research and development costs are expensed as incurred. Research and development costs consist of labor and direct and indirect material costs related to specific projects, as well as regulatory costs.

Stock Based Compensation

Effective January 1, 2006, the Company follows Financial Accounting Standards Board (“FASB”) Statement No. 123R, “Share-Based Payment”. Statement 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost is measured based on the fair value of the equity or liability instruments issued. Statement 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. In addition to the accounting standard that sets forth the financial reporting objectives and related accounting principles, Statement 123R includes an appendix that provides expanded guidance on measuring the fair value of share-based payment awards. Statement 123R replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. Statement 123, as originally issued in 1995, established a fair-value-based method of accounting for share-based payment transactions with employees. However, Statement 123 permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The impact of Statement 123R, if it had been in effect, on the net loss and related per share amounts for year ended December 31, 2005 was disclosed in Note 9 Stock Option Plans included in the Company’s Form 10-K for the year ended December 31, 2005.

Since the Company adopted Statement 123R using the modified-prospective-transition-method, prior periods have not been restated. Under this method, the Company was required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding as of the beginning of the period of adoption. The Company measured share-based compensation cost using the Black-Scholes option pricing model.

The Company currently has five share-based employee compensation plans. Share-based compensation of $915,000, net of a fully reserved tax benefit, or $(0.03) per share, was recognized for the year ended December 31, 2007. At this time the Company anticipates that share-based compensation for its employees will not exceed $1,000,000, net of tax benefits for the year ended December 31, 2008. Reported net income, adjusting for share-based compensation that would have been recognized in the 2005 financial statements if Statement 123R had been followed is as follows:

	December 31, 2007	December 31, 2006	December 31, 2005
Net loss, as reported	$(5,495,000)	$(6,477,000)	$(5,773,000)
Less: stock-based compensation costs determined under fair value based method for all awards	—	—	(754,000)

Adjusted net loss	$(5,495,000)	$(6,477,000)	$(6,527,000)

Loss per share of common stock:
As reported	$(.18)	$(.22)	$(.22)

Share-based compensation costs	—	—	(.03)

Adjusted net earnings	$(.18)	$(.22)	$(.25)

The following table provides the weighted average fair value of stock options granted to employees during fiscal years 2007, 2006, and 2005 and the related weighted average assumptions used in the Black-Scholes model:

	2007	2006	2005
Fair value of options granted	$977,000	$1,557,000	$1,665,000
Assumptions used:
Expected life (years)	7 years	7 years	7 years
Risk-free interest rate	4.46%	4.69%	4.22%
Volatility	82%	83%	80%
Dividend yield	0%	0%	0%
Weighted average fair value of options granted during the year	$1.53	$1.13	$2.01

Expected life: Management uses historical information to estimate expected forfeitures and uses the simplified method to estimate the expected term of options within the valuation model. The expected term of awards represents the period of time that options granted are expected to be outstanding. Compensation cost is recognized using a straight-line method over the vesting or service period and is net of estimated forfeitures.

Risk-free interest rate: The risk-free interest rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Volatility: Expected volatility is based on the historical volatility of the price of shares of the Company’s common stock over the past approximately 10 years.

Dividend yield: The Company does not anticipate paying any cash dividends in the foreseeable future and therefore a dividend yield of zero is assumed.

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

Business Realignment Expenses

During 2007, the Company recorded a business realignment charge of $1.3 million, or $.04 per share, $943,000 of which were non-cash items, in connection with a realignment of its business and products. The charges included (a) $610,000 related to write down of inventory related to discontinued products; (b) $219,000 related to inventory impairments for products deemed slow moving due to new product launches; (c) $339,000 related to staff adjustments, lease termination and other costs of closing down of our international offices; and (d) $114,000 related to completion of clinical study and including write-off of clinical study supplies and equipment.

The charges are reflected on the income statement as follows: (a) $829,000 charged to cost of sales; (b) $315,000 charged to sales and marketing expenses; and (c) $138,000 charged to general and administrative expenses.

Net Loss per Share

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share since potential shares of common stock from the exercise of stock options and warrants are anti-dilutive for all periods presented. Accordingly, potential common shares of approximately 4,358,000, 4,229,000 and 4,024,000 for the years ended December 31, 2007, 2006 and 2005, respectively, have been excluded from the diluted per share calculation.

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

Comprehensive Income / Loss

For the years ended December 31, 2007, 2006 and 2005, components of comprehensive loss consisted of net loss and foreign currency translation adjustments. Comprehensive loss for the years ended December 31, 2007, 2006 and 2005 was $5,601,000, $6,763,000 and $5,560,000, respectively.

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

Also in accordance with SFAS No. 52, transaction gains and/or losses are incurred as a result of the changes between functional currency and the transaction denominated currency. These gains and/or losses are marked to the current exchange rate on a quarterly basis and included in expenses in the Statement of Operations. The transaction gain (loss) recorded in expenses in the Statement of Operations was $146,000, $308,000 and ($261,000) for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Fair Value of Financial Instruments

The carrying values of EP MedSystems’ financial instruments, including accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their short maturities. Based on borrowing rates currently available to EP MedSystems for loans with similar terms, the carrying value of the long-term debt also approximates fair value. The Company had not entered into any derivative financial instruments for hedging or other purposes.

3.	Inventories

Inventories consist of the following:

	December 31,
	2007	2006
Raw materials	$1,136,000	$1,488,000
Work in progress	119,000	166,000
Finished goods	1,218,000	1,492,000
Reserve for obsolescence	(142,000)	(286,000)

	$2,331,000	$2,860,000

During 2007, the Company recorded a business realignment charge of $1.3 million, or $.04 per share, $829,000 of which were non-cash inventory valuation adjustments, in connection with a realignment of its business and products. The charges included (a) $610,000 related to write down of inventory related to discontinued products; and (b) $219,000 related to inventory impairments for products deemed slow moving due to new product launches.

4.	Property and Equipment

Property and equipment consist of the following:

	December 31,
	2007	2006
Land	$70,000	$70,000
Buildings and improvements	1,043,000	1,043,000
Leasehold improvements	144,000	144,000
Machinery and equipment	5,650,000	5,440,000
Furniture and fixtures	492,000	318,000

	$7,399,000	$7,015,000
Less: accumulated depreciation	(5,817,000)	(5,078,000)

	$1,582,000	$1,937,000

5. Intangible Assets

Intangible assets, excluding goodwill, consist of the following:

	December 31,
	2007	2006
Other intangible assets	$629,000	$589,000
Less: accumulated amortization	(527,000)	(402,000)

	$102,000	$187,000

At December 31, 2007 other intangible assets consist of patent costs, which are expected to be amortized as follows:

2008	$62,000
2009	37,000
2010	3,000

6.	Commitments

Operating Leases

EP MedSystems leases office space in the United Kingdom, France and the Netherlands to support European and Asian sales and service. The Company owns its executive offices and its manufacturing facility in West Berlin, New Jersey, and leases additional office and warehouse space nearby. The rent expense associated with office and warehouse leases was approximately $105,000, $147,000 and $104,000 in 2007, 2006, and 2005, respectively. Additionally, EP MedSystems also leases certain office equipment for periods extending through 2010.

The aggregate future commitment for minimum rentals as of December 31, 2007 is as follows:

2008	$112,000
2009	32,000
2010	11,000

European Office Closedown Accrual

The Company has given notice of termination to its three Europe based employees and is in the process of closing its French sales office and UK distributor support office. During 2007, the Company recorded approximately $300,000 for costs related to staff adjustments, lease termination and other costs associated with closing its international offices.

Employee Life Insurance

EP MedSystems has a key man life insurance policy for $500,000 covering the Vice President of Engineering, for which it is the beneficiary.

Suppliers

The Company outsources the manufacture of some components of its products. Some of these arrangements are sourced from one supplier.

7.	Notes payable

On February 28, 2008, the Company entered into a $3 million secured Loan Agreement (the “Keltic Loan Agreement”) with Keltic Financial Partners L.P. (“Keltic”), which included (i) a $1,500,000 revolving loan (the “Revolving Loan”), and (ii) a $1,500,000 term loan (the “Term Loan”). The loans are secured by a first lien on all assets of the Company, including intellectual property. The Company used proceeds of the loan to repay its $2 million secured convertible note which matured on February 28, 2008.

The Revolving Loan bears interest at the greater of: (a) the prime rate plus 1.75% or (b) eight percent (8.00%). The Term Loan bears interest at the greater of: (a) the prime rate plus 2.00% or (b) eight and one-quarter percent (8.25%). The maturity date of the Revolving Loan is February 28, 2011. The Term Loan requires principal payments of $25,000 per month for thirty-six (36) months followed by a balloon payment of $600,000 on February 28, 2011, unless the Revolving Loan is extended, in which case the Company will continue to pay $25,000 per month through February 28, 2013. On and after the occurrence of an Event of Default (as defined in the Keltic Loan Agreement), all principal, interest and all other amounts due under the Term and Revolving Loans may be accelerated at the sole option of Keltic and the interest rate on the loans may be increased three and one-half percent (3.5%) per annum.

The Company issued Keltic a warrant to purchase 25,000 shares of the Company’s Common Stock at $2.50 per share exercisable for a five year period.

The Company has classified its debt which was refinanced in February 2008 as short term debt since the Keltic loan contains a subjective acceleration clause.

On August 28, 2003, the Company entered into a secured Convertible Note with Laurus which provided us with a $4 million revolving asset-based credit facility secured by our accounts receivable, inventory, real property and other assets, other than intellectual property. The Laurus Note had an initial term of three years which was subsequently extended through February 28, 2008. On December 15, 2004, pursuant to the terms of the Loan Agreement, $2,000,000 of the principal amount was converted into 694,314 shares of our common stock at the conversion price of $2.88, and the Fixed Conversion Price on the remaining $2 million principal balance was adjusted upward to $4.20.

As part of the Laurus Convertible Note transaction, Laurus and a broker to the transaction received warrants to purchase an aggregate of 240,750 shares of our common stock (the “Warrants”), with exercise prices set as follows: $2.93 per share for the purchase of up to the first 133,750 shares, $3.19 per share for the purchase of up to the next 80,250 shares, and $3.70 per share for the purchase of the final 26,750 shares. The expiration date of the Warrants is August 28, 2010. The exercise price of the Warrants and the number of shares underlying the Warrants are subject to adjustments for stock splits, combinations, stock dividends and similar events.

In accordance with the provisions of Emerging Issues Task Force (EITF) Issue 00-27, “Application of EITF Issue No. 98-5 ‘Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios’, to Certain Convertible Securities”, the allocated value of the Laurus Convertible Note contained a beneficial conversion feature calculated based on the difference between the effective conversion price of the proceeds allocated to the Laurus Convertible Note and the Warrants at the date of issuance. The amount arising from the beneficial conversion feature aggregated approximately $486,000 which was amortized as interest expense from the date of the issuance of the Laurus Convertible Note to the mandatory redemption date of August 28, 2006. We valued the Laurus Convertible Note and the Warrants at issuance. The fair value of the Warrants at the time of issue was $407,500. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” we marked the Warrants to market at September 30, 2003 incurring a non-cash charge of $264,000. The registration rights agreement associated with the Laurus Convertible Note was amended on November 25, 2003 and, as a result, the amount associated with the Warrants was transferred to equity. We marked the Warrants to market at the date of the amendment which reduced the overall expense to $210,750 for the year ended December 31, 2003. The net carrying value of the Laurus Convertible Note, after allocation of the fair value of the Warrants, is being accreted to interest expense over the life of the agreement using the effective interest method.

The maturities on debt consist of the following at December 31, 2007:

2008	$1,999,000

$1,999,000

The maturities above are net of $1,000 in discount of the Convertible Note at December 31, 2007.

8.	Shareholders’ Equity

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

Common Stock

At the Company’s Annual Meeting of Shareholders held on September 12, 2007, the shareholders approved an amendment to its Certificate of Incorporation to increase the authorized number of shares of common stock from 40,000,000 shares to 50,000,000 shares. The Company’s common stock has no par value, $.001 stated value per share, and a total of 30,405,236 and 30,365,236 shares were issued and 50,000 shares were held in Treasury Stock at December 31, 2007 and December 31, 2006.

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

Compensation cost for the unvested portions of equity-classified awards granted prior to January 1, 2006, will be recognized in the results of operations over the remaining vesting periods. Changes in fair vale of unvested liability instruments during the requisite service period will be recognized as compensation cost over that service period. Changes in the fair value of vested liability instruments during the contractual term will be recognized as an adjustment to compensation cost in the period of the change in fair value. The Company expensed $915,000 and $923,000 in share-based compensation cost for the years ended December 31, 2007 and 2006, respectively. Due to the modified prospective adoption of SFAS No. 123(R), results for prior periods have not been restated. EP MedSystems has five stock-based compensation plans under which directors, officers and other eligible employees receive stock options. The Company has also granted options, approved by its Board of Directors, to certain employees, directors and outside consultants to provide incentive to such persons in connection with its business.

1995 Long Term Incentive Plan

EP MedSystems’ 1995 Long Term Incentive Plan (the “1995 Incentive Plan”) was adopted by the Board of Directors and shareholders in November 1995. On November 5, 1999, the Shareholders approved an amendment increasing the number of shares available under the Plan from 700,000 to 1,000,000. The 1995 Incentive Plan provides for grants of “incentive” and

“non-qualified” stock options to employees of EP MedSystems. The 1995 Incentive Plan is administered by the Compensation Committee, which determines the optionees and the terms of the options granted, including the exercise price, number of shares subject to the options and the exercisability thereof. The 1995 Incentive Plan terminated on November 30, 2005. No further options may be issued under the plan. At December 31, 2007, there are 566,658 options outstanding under the 1995 Incentive Plan.

1995 Director Option Plan

EP MedSystems’ 1995 Director Option Plan (the “1995 Director Plan”) was adopted by the Board of Directors and the shareholders in November 1995. The 1995 Director Plan provides for grants of director options to eligible directors of EP MedSystems and for grants of advisor options to eligible members of the Scientific Advisory Board of EP MedSystems. Each of the director options and the advisor options are exercisable at the rate of 1,000 shares per month, commencing with the first month following the date of grant. The terms of these options are five years. The 1995 Director Plan terminated on November 30, 2005. At December 31, 2007, there are no options outstanding under the 1995 Directors Plan and no further options may be issued under this plan.

2002 Option Plan

EP MedSystems’ 2002 Stock Option Plan (the “2002 Plan”) was approved by the shareholders in August 2002 and amended in December 2004. A total of 1,000,000 shares of the common stock of the Company are reserved for issuance under this Plan. The 2002 Plan provides for grants of incentive stock options to employees of EP MedSystems. The 2002 Plan is administered by the Compensation Committee. The 2002 Plan will terminate on August 29, 2012, unless terminated earlier by the Board of Directors. At December 31, 2007, there are 766,000 options outstanding under the 2002 Plan.

2006 Stock Option Plan

EP MedSystems’ 2006 Stock Option Plan (the “2006 Plan”) was approved by the shareholders in December 2005. On September 12, 2007, the shareholders approved an amendment increasing the number of shares available under the Plan from 1,000,000 to 1,500,000. The 2006 Plan provides for grants of incentive stock options to employees of EP MedSystems. The 2006 Plan is administered by the Compensation Committee. The 2006 Plan will terminate on October 21, 2015, unless terminated earlier by the Board of Directors. At December 31, 2007, there are 917,000 options outstanding under the 2006 Plan.

2006 Director Option Plan

EP MedSystems’ 2006 Director Option Plan (the “2006 Director Plan”) was adopted by the Board of Directors in October 2005 and the shareholders in December 2005. A total of 1,000,000 shares of common stock of EP MedSystems are available for issuance under the 2006 Director Plan. The 2006 Director Plan provides for grants of 60,000 director options to eligible directors of EP MedSystems and for grants of advisor options to eligible members of the Scientific Advisory Board of EP MedSystems. Each of the director options and the advisor options are exercisable at the rate of 1,000 shares per month, commencing with the first month following the date of grant. On September 12, 2007, the shareholders approved an amendment the 2006 Director Plan to allow a Director to receive an additional grant of 60,000 director options after his or her initial option grant has fully vested. The term of these options is ten years. The 2006 Director Plan will terminate on October 21, 2015, unless terminated earlier by the Board of Directors. At December 31, 2007, there are 180,000 options outstanding under the 2006 Director Plan.

Non-Plan Options

The Company has granted a total of 1,015,000 Non-Plan Options, approved by its Board of Directors, to certain employees, directors and outside consultants to provide incentive to such persons in connection with its business.

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

At December 31, 2007, 2006 and 2005, EP MedSystems had 5,112,000, 4,823,000 and 4,055,000 shares, respectively, of common stock reserved for stock options under all plans. All stock options granted by EP MedSystems, were granted at exercise prices not less than the current fair market value of EP MedSystems’ common stock on the date of grant, as determined by the Board of Directors or the fair market value on the date of grant. The Board of Directors of the Company has approved immediate vesting in the event of a change in control.

Information relating to stock options is as follows:

	Number of Option	Options Price Range	Weighted Average Exercise Price
Outstanding at December 31, 2004	1,918,458	$1.32 - $4.13	$2.60

Granted	940,000	$2.49 - $3.73	$2.96
Exercised	(194,750)	$1.90 - $2.60	$2.00
Forfeited/Expired	(367,000)	$1.91 - $4.13	$2.37

Outstanding at December 31, 2005	2,296,708	$1.32 - $4.25	$2.83

Exercisable at December 31, 2005	830,122	$1.32 - $4.25	$2.72

Granted	1,438,500	$1.19 - $2.86	$1.47
Exercised	—	—	—
Forfeited/Expired	(349,000)	$1.96 - $4.13	$2.93

Outstanding at December 31, 2006	3,386,208	$1.19 - $4.25	$2.25

Exercisable at December 31, 2006	1,282,464	$1.32 - $4.25	$2.73

Granted	713,000	$1.33 - 2.19	$1.81
Exercised	(40,000)	$1.32	$1.32
Forfeited/Expired	(434,550)	$1.22 - $4.13	$2.42

Outstanding at December 31, 2007	3,624,658	$1.19 - $4.25	$2.15

Exercisable at December 31, 2007	1,622,058	$1.19 - $4.25	$2.56

The aggregate intrinsic value of options outstanding and options exercisable is based on the Company’s closing stock price on the last trading day of the fiscal year for in-the-money options. The total intrinsic value of options outstanding and options exercisable was $1,063,000 and $183,000 at December 31, 2007.

The weighted average contractual term of options outstanding and exercisable options was 7.4 years and 5.9 years at December 31, 2007.

10.	Industry Segment and Geographic Information

EP MedSystems manages its business on the basis of one reportable segment—the manufacture and sale of cardiac electrophysiology products. EP MedSystems’ chief operating decision makers use consolidated results to make operating and strategic decisions.

The following table sets forth product sales by geographic segment for the years ended December 31,

	2007	2006	2005
United States	$14,347,000	$11,204,000	$12,917,000
Europe/Middle East	1,856,000	1,821,000	1,912,000
Asia and Pacific Rim	2,649,000	2,533,000	1,840,000

	$18,852,000	$15,558,000	$16,669,000

EP MedSystems’ long-lived assets are primarily located in the U.S. No one foreign country was material to the Company’s sales in 2007. One customer, Philips Electronics NV (through its US and international subsidiaries), accounted for 10% of the Company’s sales for the year ended December 31, 2006.

Net sales were billed in two currencies: $18,107,000 and $14,710,000 in U.S. dollars and $745,000 and $848,000 in Euros for the years ended December 31, 2007 and 2006, respectively. Management has determined that the impact of foreign currency risk on sales is minimal since a majority of sales are billed in U.S. dollars. EP MedSystems does incur translation gains and losses, which are recorded in Shareholders’ Equity.

11.	Employee Benefit Plan

During 1997, EP MedSystems established an employee 401(k)-salary deferral plan that allows contributions by all eligible full time employees. Eligible employees may contribute up to 15% of their respective compensation, subject to statutory limitations, and EP MedSystems may match a percentage of employee contributions at the discretion of the Board of Directors. During the years ended December 31, 2007, 2006 and 2005, no matching contributions were made to the plan.

12.	Income Taxes

EP MedSystems accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 requires EP MedSystems to recognize income tax benefits for the loss carryforwards, which have not previously been recorded. At December 31, 2007, 2006 and 2005, a valuation allowance has been recognized to offset all deferred tax assets related to these carryforwards. The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

	December 31,
	2007	2006	2005
Allowance for doubtful accounts	$41,097	$121,600	$84,400
Inventory reserves	320,365	109,616	84,545
Intangible asset amortization	(192,903)	(234,808)	(235,025)
Depreciation	13,036	108,778	166,124
Accrued liabilities	178,750	162,262	350,795
Net operating loss carryforwards	18,242,845	17,499,479	14,983,125
Research and development credit	764,544	548,183	548,183
Write-down of EchoCath investment	560,000	560,000	560,000
Write-off of note receivable	43,800	43,800	43,000
Deferred warranty income	477,621	306,308	318,354
Other	169,451	201,820	111,851
Inventory valuation adjustment	173,182	164,400	—

	20,791,788	19,591,438	17,015,352
Less: Valuation allowance	(20,791,788)	(19,591,438)	(17,015,352)

	$—	$—	$—

Income Tax Benefit consists of the following:

	Year Ended December 31,
	2007	2006	2005
Current	$—	$(86,873)	$(290,128)
Deferred	—	—	—

Total	$0	$(86,873)	$(290,128)

At December 31, 2007, 2006 and 2005, EP MedSystems had approximately $53,533,000, $49,254,000 and $42,397,000, respectively, of federal net operating loss carryforwards available to offset future income. The federal carryforwards expire between 2009 and 2027. Due to ownership changes that occurred, as defined by Section 382 of the Internal Revenue Code, EP MedSystems may be limited in the use of net operating losses generated prior to the changes in ownership in each year following the change in ownership. Additionally, EP MedSystems may have experienced subsequent changes in ownership, as defined by Section 382, resulting in additional limitations in EP MedSystems’ ability to utilize certain net operating losses.

During the years ended December 31, 2006, and 2005, the Company received approval to sell a portion of its unused cumulative New Jersey Net Operating Loss (“NOLs”) carryforwards under the State of New Jersey’s Technology Business Tax Certificate Transfer Program (the “Program”). The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of NOL carryforwards and defined research and development credits for cash. The Company received approval to sell NOLs of EP MedSystems and ProCath statutory entities in November 2006 and 2005, respectively. The Company entered into contracts to sell those NOL’s for approximately $-0-, $87,000 and $290,000, in December 2007, 2006, and 2005, respectively.

A reconciliation of EP MedSystems’ effective tax rate is as follows:

	Year Ended December 31,
	2007	2006	2005
Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
Increase (reduction) in income taxes resulting from:
Benefit from sale of state net operating loss	0%	(1.3)%	(4.8)%
Change in valuation allowance	34.0%	36.6%	29.7%
Other	0%	(2.6)%	4.3%

Effective Tax Rate	0%	(1.3)%	(4.8)%

On July 13, 2006, the FASB issued Interpretation No. 48 (“FIN No. 48”) “Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation was effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company’s financial statement.

13.	Recently Issued Accounting Standards

Effective January 1, 2006, the company adopted SFAS No. 123R using the modified prospective transition method. See Note 2 for information regarding stock-based compensation.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 establishes a framework for measuring fair value, clarifies the definition of fair value, and requires additional disclosures about fair-value measurements. SFAS No. 157 applies only to fair value measurements that are already required or permitted by other accounting standards (except for measurements of share-based payments). SFAS No. 157, as issued, is effective for fiscal years beginning after November 15, 2007. The Company does not believe that the adoption of SFAS No. 157 will have a material impact on its consolidated financial position or results of operations.

On February 15, 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (FAS159). The Fair value option established by Statement 159 permits, but does not require, all entities to choose to measure eligible items at fair value at specified election dates. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Statement 159 is effective as of the beginning of an entity’s fiscal year that begins after November 15, 2007. The Company does not believe that the adoption of SFAS No. 159 will have a material impact on its consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

14.	Related Party Transactions

On February 26, 2008, the Board of Directors approved Senior Management Incentive Agreements with each of two current senior officers (the “2008 Senior Management Incentive Agreements”). Those senior officers are David I. Bruce, President and Chief Executive Officer and James J. Caruso, Chief Financial Officer and Secretary. The agreements provide that if the senior officer is employed with EP MedSystems immediately prior to a “change of control” (as defined in the agreements) of EP MedSystems, EP MedSystems will pay to each of the senior officers an amount equal to two times the senior officer’s annual base salary (which excludes any incentive pay, premium pay, commissions, overtime, bonuses and other forms of variable compensation). The agreements also confirm the policy previously approved by the Company’s Board of Directors that all options to purchase common stock of EP MedSystems granted to its employees (including all senior officers) will vest immediately prior to a change of control. The incentive agreements also provide that if a senior officer’s benefits under the incentive agreement would result in an Internal Revenue Code Section 280C(b)(1) “parachute payment,” such senior officer will receive an additional amount not to exceed 20% of the amount of the payments and benefits otherwise payable to the senior officer upon the occurrence of a change in control. All senior officers are employed by EP MedSystems on an “at-will” basis and none of the senior officers has an employment agreement with EP MedSystems. The terms of Mr. Bruce’s Senior Management Incentive Agreement are consistent with his employment offer letter, previously disclosed by the Company on Form 8-K filed with the Securities Exchange Commission on August 17, 2006.

On May 12, 2005, the Board of Directors approved Senior Management Incentive Agreements with each of four current senior officers (the 2005 Senior Management Incentive Agreements”). Those senior officers are C. Bryan Byrd, Vice President, Engineering and Manufacturing, John Huley, Vice President, Sales, Thomas Maguire, Vice President, Regulatory and Quality Assurance and Richard Gibbons, Director of Operations. The terms of the 2005 Senior Management Incentive Agreements are the same as the 2008 Senior Management Agreements.

In March of 2006, the Company completed a $10,000,000 private placement. As more fully described in Footnote 8, David Jenkins, the Company’s Chairman, participated in the private placement.

15.	Quarterly Financial Data (Unaudited)

	Fiscal Year Ended December 31, 2007
	Net Sales	Gross Profit	Net Loss	Net Earnings Per Basic Diluted Share (1)
	(in thousands, except per share information)
1st Quarter	$3,544	$2,387	$(1,509)	$(.05)
2nd Quarter	4,347	2,783	(1,276)	(.04)
3rd Quarter	5,342	3,432	(641)	(.02)
4th Quarter(2)	5,619	2,829	(2,069)	(.07)

Total	$18,852	$11,431	$(5,495)	$(.18)

	Fiscal Year Ended December 31, 2006
	Net Sales	Gross Profit	Net Loss	Net Earnings Per Basic Diluted Share (1)
	(in thousands, except per share information)
1st Quarter	$4,078	$2,490	$(1,494)	$(.06)
2nd Quarter	3,311	2,068	(2,213)	(.07)
3rd Quarter	3,799	2,247	(1,692)	(.06)
4th Quarter	4,370	2,628	(1,078)	(.04)

Total	$15,558	$9,433	$(6,477)	$(.22)

	Fiscal Year Ended December 31, 2005
	Net Sales	Gross Profit	Net Loss	Net Earnings Per Basic Diluted Share (1)
	(in thousands, except per share information)
1st Quarter	$3,476	$2,198	$(1,408)	$(.05)
2nd Quarter	4,754	3,005	(1,165)	(.05)
3rd Quarter	4,270	2,678	(1,849)	(.07)
4th Quarter	4,169	2,368	(1,351)	(.05)

Total	$16,669	$10,249	$(5,773)	$(.22)

(1)	Total of quarterly amounts do not necessarily agree to the annual report amounts due to separate quarterly calculations of weighted average shares outstanding.
(2)	Includes Business Realignment Expenses of $1.3 million or $(.04) per share as further described in Note 2.

16.	Contingencies

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

In a letter dated August 16, 2005, the Company was informed by the Philadelphia District Office of the Securities and Exchange Commission (the “SEC District Office”) that the Securities and Exchange Commission (the “SEC”) was conducting a confidential, informal inquiry to determine whether there have been violations of certain provisions of the federal securities laws in connection with the Company’s financial and accounting reporting, including relating to disclosures the Company made in its Form 8-K filed with the Commission on August 12, 2005 regarding ongoing government investigations of sales by the Company of its products to Iran.

Based on the Company’s investigation of these matters, management believes that a limited number of the Company’s heart monitor systems were distributed to medical facilities in Iran in prior periods without United States governmental authorization. The Company believes that the aggregate revenues generated by these transactions were not material to the Company’s cumulative financial results during the period in which such transactions occurred, and the Company has taken steps to implement certain control procedures designed to prevent the Company’s products or services from being provided to any foreign countries in violation of applicable law.

The fact that certain of the Company’s heart monitor systems were distributed to medical facilities in Iran without United States government authorization was voluntarily disclosed by the Company in 2003 to the Department of Commerce and to the Office of Foreign Assets Control of the United States Treasury Department. The federal government investigated the accuracy and completeness of those voluntary disclosures.

Separately, the Audit Committee of the Company’s Board of Directors conducted an independent investigation into these matters and retained outside counsel to assist it. In the third quarter of 2005, the Company incurred approximately $911,000 in legal, consulting and accounting expenses associated with the governmental and Audit Committee investigations. Additional costs were incurred for the SEC’s inquiry, additional document review, additional interviews and the termination of Reinhard Schmidt, our former President, Chief Executive Officer and Chief Operating Officer. In the fourth quarter of 2005, the Company incurred $474,000 in legal consulting and accounting expenses associated with the governmental and Audit Committee investigations and $45,000 associated with the Company’s defense and negotiations with the government.

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

On July 20, 2006, the Company received a proposed charging letter stating that the Department of Commerce had reason to believe that the Company violated export control regulations arising out of sales between October 1999 and January 2004 of cardiac equipment to end-users in Iran without the required U.S. Government authorization, and that the disclosures made by the Company and certified by Reinhard Schmidt, then the Company’s Chief Executive Officer, regarding these transactions in October and November 2003 were false and misleading. In November 2006, the Company signed an agreement to settle this matter with the Department of Commerce prior to the issuance of a formal charging letter. Under the settlement agreement, the Company paid $244,000 in civil penalties and was not subject to any restrictions on commercial or export activities.

In February, 2007, the Company agreed to a settlement with the Department of Treasury which required the payment of $33,000 in penalties. Additionally, the Company agreed to conduct certain compliance and internal audit procedures for three years.

The Company cannot assure that the ongoing informal inquiry by the SEC will not result in other significant costs, fines or penalties that could, in the aggregate, have a material adverse effect on the Company’s business, financial condition, prospects or results of operations. The Company has made no provision for any future costs associated with the investigations or any costs associated with the Company’s defense or negotiations with the SEC to resolve this final outstanding issue. The Company has not received any communication from the SEC regarding this informal inquiry since February, 2006.

Product Field Action

The Company initiated a field action recall for its EP-4 stimulator product in March 2006. This field action consisted of an upgrade of the installed base in a phased process and required us to bring the units in-house to make certain modifications. During 2006, the Company accrued approximately $256,000 in costs associated with this field action to cover the cost of shipping and modifying the product. Through December 31, 2006, the Company incurred approximately $184,000 in costs associated with this process. During 2007, the Company spent an additional $43,000 in connection with the recall. The field action recall was completed for all domestic units during 2007 and the $29,000 balance of the original accrual was reversed.

As a result of the recall, the FDA performed an inspection of the Company’s facility and subsequently issued the Company a report containing several observations identified during the course of the audit. In September 2006, the FDA issued a Warning Letter to the Company that identified certain issues with respect to the Company’s conformity with the FDA’s quality system regulations and certain reporting requirements. The FDA requested a written plan outlining the steps to address the issues identified in the letter. The Company undertook steps toward addressing the observations from the FDA’s audit of the Company’s facility and has responded to the FDA’s request for a written plan. Failure to promptly address these issues may result in regulatory action including but not limited to seizure, injunction and/or civil monetary penalties. The Company believes it has fully addressed the concerns of the FDA. In February, 2008, the FDA returned to the Company’s facility to perform its normal periodic inspection and to confirm our actions with respect to the warning letter. At the conclusion of the inspection, additional observations were issued to the Company. The Company has committed to address and correct these items in a timely manner.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Year	Description	Opening Balance	Charged to expense	Deductions	Adjustments	Closing Balance
2007	Allowance for doubtful accounts	$308,000	$32,000	$(58,000)	$(175,000)	$107,000
2006	Allowance for doubtful accounts	215,000	248,000	(195,000)	40,000	308,000
2005	Allowance for doubtful accounts	139,000	51,000	(80,000)	105,000	215,000

2007	Inventory Reserve	$286,000	$40,000	$(184,000)	$—	$142,000
2006	Inventory Reserve	214,000	235,000	(163,000)	—	286,000
2005	Inventory Reserve	170,000	143,000	(99,000)	—	214,000

Index to Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of EP MedSystems, Inc. filed with the Secretary of the State of New Jersey on April 8, 1996 — Incorporated by reference to the Company’s Registration Statement on Form SB-2 and Pre-Effective Amendments No. 1 and 2 thereto filed April 18, 1996, May 28, 1996 and June 13, 1996, respectively.

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of EP MedSystems, Inc. filed with the State of New Jersey on November 6, 1998 — Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed August 19, 2003.

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of EP MedSystems, Inc., filed with the Secretary of the State of New Jersey on October 21, 2001 — Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2001.

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of EP MedSystems, Inc., filed with the Secretary of the State of New Jersey on December 22, 2003 — Incorporated by reference to the Company’s Registration Statement on Form S-3 filed January 22, 2004.

3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of EP MedSystems, Inc., filed with the Secretary of the State of New Jersey on January 12, 2005 — Incorporated by reference to the Company’s Registration Statement on Form S-3 filed January 14, 2005.

3.6*	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of EP MedSystems, Inc., filed with the Secretary of the State of New Jersey on December 12, 2007.*

3.7	Bylaws, as amended — Incorporated by reference to the Company’s Form 8-K filed on December 26, 2007.

4.1	Form of Common Stock and Warrant Purchase Agreement, dated as of August 31, 1999, between EP Med and the Purchasers named therein (including Exhibit A: Form of Registration Rights Agreement and Exhibit B: Form of Warrant) — Incorporated by reference to the Company’s Current Report on Form 8-K filed September 7, 1999.

4.2	Form of Replacement Warrant, dated as of February 15, 2000, between EP Med and the Purchasers named therein (including Amendment to Registration Rights Agreement and Form of Replacement Warrant) — Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed May 14, 1999.

4.3	Amended and Restated Common Stock and Warrant Purchase Agreement, dated as of February 16, 2001, between EP Med and the Purchasers (including Exhibit A: Form of Registration Rights Agreement and Exhibit B: Form of Warrant) — Incorporated by reference to the Company’s Definitive Proxy Statement on Form 14A filed March 5, 2001.

4.4	Registration Rights Agreement, dated March 28, 2001, between EP Med and the Purchasers identified therein— Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed April 2, 2001.

4.5	Warrant, dated March 28, 2001, issued by EP Med to Cardiac Capital, LLC — Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed April 2, 2001.

4.6	Warrant, dated March 28, 2001, issued by EP Med to Texada Trust — Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed April 2, 2001.

4.7	Warrant, dated as of July 20, 2001, issued by EP Med to Reinhard Schmidt — Incorporated by reference to the Company’s Registration Statement on Form SB-2 and Pre-Effective Amendments No.1 through 4 filed June 26, 2001, August 24, 2001, September 28, 2001 and October 12, 2001, respectively.

4.8	Preferred Stock Purchase Agreement, dated as of October 23, 2001, between EP MedSystems and Medtronic, Inc. — Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2001.

4.9	Registration Rights Agreement, dated as of October 23, 2001, between EP MedSystems and Medtronic, Inc. — Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2001.

4.10	Common Stock and Warrant Purchase Agreement, dated as of January 31, 2003, by and between EP MedSystems, Inc. and each of the several purchasers named in Exhibit A thereto. — Incorporated by referenced to the Company’s Current Report on Form 10-KSB filed March 31, 2003.

4.11	Registration Rights Agreement, dated as of January 31, 2003, by and between EP MedSystems, Inc. and the Initial Investors referred to therein. — Incorporated by referenced to the Company’s Current Report on Form 10-KSB filed March 31, 2003.

4.12	Warrant, dated January 31, 2003, issued by EP MedSystems, Inc. to Michael R. Hamblett. — Incorporated by referenced to the Company’s Current Report on Form 10-KSB filed March 31, 2003.

4.13	Warrant, dated January 31, 2003, issued by EP MedSystems, Inc. to Heimdall Investments Ltd. — Incorporated by referenced to the Company’s Current Report on Form 10-KSB filed March 31, 2003.

4.14	Warrant, dated January 31, 2003, issued by EP MedSystems, Inc. to EGS Private Healthcare Partnership, L.P. — Incorporated by referenced to the Company’s Current Report on Form 10-KSB filed March 31, 2003.

4.15	Warrant, dated January 31, 2003, issued by EP MedSystems, Inc. to EGS Private Healthcare Counterpart, L.P. — Incorporated by referenced to the Company’s Current Report on Form 10-KSB filed March 31, 2003.

4.16	Amended and Restated Secured Promissory Note issued to Medtronic International Limited on March 13, 2003, together with First Amendment to Note Purchase Agreement, dated March 13, 2003, between Medtronic International Limited and EP MedSystems, Inc. — Incorporated by referenced to the Company’s Current Report on Form 10-KSB filed March 31, 2003.

4.17	Stock Purchase Agreement, dated as of September 5, 2002, between EP MedSystems, Inc. and Boston Scientific Corporation. — Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2002.

4.18	Registration Rights Agreement, dated as of September 5, 2002, between EP MedSystems, Inc. and Boston Scientific Corporation — Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2002.

4.19	Mortgage Note, dated November 21, 2002, issued to William Winstrom, in the principal amount of $375,000, together with related Mortgage and Security Agreement — Incorporated by referenced to the Company’s Current Report on Form 10-KSB filed March 31, 2003.

4.20	Mortgage Note, dated November 21, 2002, issued to Anthony Varrichio, in the principal amount of $375,000, together with related Mortgage and Security Agreement — Incorporated by referenced to the Company’s Current Report on Form 10-KSB filed March 31, 2003.

4.21	Agreement between Anthony Varrichio and EP MedSystems, Inc., dated April 2, 2003, — Incorporated by reference to the Company’s Registration Statement on Form S-3 filed April 18, 2003.

4.22	Agreement between William Winstrom and EP MedSystems, Inc., dated April 2, 2003 — Incorporated by reference to the Company’s Registration Statement on Form S-3 filed April 18, 2003.

4.23	Common Stock Purchase Agreement between EP MedSystems, Inc. and the several purchasers named therein, dated as of April 11, 2003 — Incorporated by reference to the Company’s Registration Statement on Form S-3 filed April 18, 2003.

4.24	Amendment No. 1, dated April 11, 2003, to Registration Rights Agreement, dated as of January 31, 2003, by and between EP MedSystems, Inc. and the Initial Investors referred to therein — Incorporated by reference to the Company’s Registration Statement on Form S-3 filed April 18, 2003.

4.25	Agreement made as of June 27, 2003, by and between EP MedSystems, Inc. and Anthony Varrichio — Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed August 19, 2003.

4.26	Agreement made as of June 27, 2003, by and between EP MedSystems, Inc. and William Winstrom — Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed August 19, 2003.

4.27	Notice of EP MedSystems’ Right to Repurchase Warrants, dated July 23, 2003 — Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed August 19, 2003.

4.28	Secured Convertible Note, dated August 28, 2003, with Laurus Master Fund, Ltd. in the principal amount of $4,000,000, together with related Registration Rights Agreement, Guaranty, and Security Agreement — Incorporated by reference to the Company’s Current Report on Form 8-K filed September 12, 2003.

4.29	Amendment, dated November 25, 2003 to Registration Rights Agreement dated August 28, 2003 with Laurus Master Fund, Ltd. — Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed March 30, 2004.

4.30	Warrant, dated August 28, 2003, issued by EP MedSystems, Inc. to Laurus Masterfund, Ltd. — Incorporated by reference to the Company’s Current Report on Form 8-K filed September 12, 2003.

4.31	Warrant, dated August 28, 2003, issued by EP MedSystems, Inc. to Biscayne Capital Markets, Inc. — Incorporated by reference to the Company’s Registration Statement on Form S-3 filed October 28, 2003.

4.32	Form of Common Stock Purchase Agreement dated December 26, 2003 (identical agreements, except for number of shares of Common Stock acquired, were executed by each of the selling shareholders) — Incorporated by reference to the Company’s Registration Statement on Form S-3 filed January 22, 2004.

4.33	Form of Registration Rights Agreement dated December 26, 2003 (identified agreements were executed by each of the selling shareholders) — Incorporated by reference to the Company’s Registration Statement on Form S-3 filed January 22, 2004.

4.34	Common Stock Purchase Agreement, dated as of December 14, 2004, by and between EP MedSystems, Inc. and the Purchasers listed on Exhibit A thereto — Incorporated by reference to the Company’s Current Report on Form 8-K filed December 21, 2004.

4.35	Registration Rights Agreement, dated as of December 14, 2004, by and between EP MedSystems, Inc. and the Investors listed on Exhibit A thereto — Incorporated by reference to the Company’s Current Report on Form 8-K filed December 21, 2004.

4.36	Security Agreement, dated August 28, 2003, by and between Laurus Master Fund, Ltd. and EP MedSystems, Inc. — Incorporated by reference to the Company’s Current Report on Form 8-K filed September 12, 2003.

4.37	Security Agreement, dated August 28, 2003, by and between Laurus Master Fund, Ltd. and Procath Corporation — Incorporated by reference to the Company’s Current Report on Form 8-K filed September 12, 2003.

4.38	Guaranty dated August 28, 2003, by Procath Corporation — Incorporated by reference to the Company’s Current Report on Form 8-K filed September 12, 2003.

10.1	License Agreement, dated as of November 1, 1995, between EP Med and Dr. Eckhard Alt, as amended — Incorporated by reference to the Company’s Registration Statement on Form SB-2 and Pre-Effective Amendments No. 1 and 2 filed April 18, 1996, May 28, 1996 and June 13, 1996, respectively.

10.2	License Agreement, dated as of November 1, 1995, between EP Med and Sanjeev Saksena — Incorporated by reference to the Company’s Registration Statement on Form SB-2 and Pre-Effective Amendments No. 1 and 2 filed April 18, 1996, May 28, 1996 and June 13, 1996, respectively.

10.3	License Agreement, dated February 27, 1997 between EP MedSystems and EchoCath, Inc. together with settlement agreement, dated November 6, 2001 between EP MedSystems and EchoCath, Inc. — Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed March 31, 1997.

10.4	Master Manufacturing Agreement, dated April 16, 1996, between EP Med and Hi Tronics Designs, Inc. — Incorporated by reference to the Company’s Registration Statement on Form SB-2 and Pre-Effective Amendments No. 1 and 2 filed April 18, 1996, May 28, 1996 and June 13, 1996, respectively.

10.5	Amended and Restated 1995 Long-Term Incentive Plan — Incorporated by reference to the Company’s Definitive Proxy Statement on Form 14A filed June 26, 2000.

10.6	Amended and Restated 1995 Director Option Plan — Incorporated by reference to the Company’s Definitive Proxy Statement on Form 14A filed June 26, 2000.

10.7	Amendment to EP MedSystems, Inc. 1995 Director Option Plan — Incorporated by reference to the Company’s Definitive Proxy Statement on Form 14A filed July 30, 2002.

10.8	EP MedSystems, Inc. 2002 Stock Option Plan as Amended by First Amendment — Incorporated by reference to the Company’s Definitive Proxy Statement on Form 14A filed November 24, 2004.

10.9	Agreement of Lease, dated August 25, 1997, between EP Med and Provident Mutual Life Insurance Company, as landlord — Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed March 31, 1998.

10.10	Note Purchase Agreement, dated as of November 15, 2000, between EP Med and Medtronic Asset Management, Inc. — Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed November 20, 2000.

10.11	Secured Promissory Note, dated November 15, 2000, issued by EP Med to Medtronic Asset Management, Inc. — Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed November 20, 2000.

10.12	Stock Pledge Agreement, dated as of November 15, 2000, between Medtronic Asset Management, Inc. and David A. Jenkins — Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed November 20, 2000.

10.13	Subordination Agreement, dated as of November 15, 2000, between Medtronic Asset Management, Inc. and Fleet National Bank — Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed November 20, 2000.

10.14	Agreement, dated as of March 9, 1998, between ProCath Corporation and Allan Willis — Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed May 1, 2001.

10.15	License Agreement, dated as of January 21, 1998, between EP Med and Incontrol, Inc. — Incorporated by reference to the Company’s Registration Statement on Form SB-2 and Pre-Effective Amendments No.1 through 4 filed June 26, 2001, August 24, 2001, September 28, 2001 and October 12, 2001, respectively.

10.16	Promissory Note dated December 30, 2002 between EP MedSystems, Inc. and EGS Healthcare Limited Partnership — Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed March 31, 2003.

10.17	Form of Senior Management Incentive Agreements — Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 16, 2005.

10.18	Software Development, License and Distribution Agreement, dated as of December 19, 2005, by and between EP MedSystems, Inc. and Biosense Webster Inc. — Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed March 31, 2006.

10.19	Amended 2006 Stock Option Plan — Incorporated by reference to the Company’s Definitive Proxy Statement on Form 14A filed August 2, 2007.

10.20	Amended 2006 Director Option Plan — Incorporated by reference to the Company’s Definitive Proxy Statement on Form 14A filed August 2, 2007.

10.21	Common Stock Purchase Agreement dated March 24, 2006 – Incorporated by reference to the Company’s Current Report on Form 8-K filed March 29, 2006

10.22	Common Stock Purchase Agreement dated March 24, 2006 – Incorporated by reference to the Company’s Current Report on Form 8-K filed March 29, 2006

10.23	Registration Rights Agreement dated March 24, 2006 – Incorporated by reference to the Company’s Current Report on Form 8-K filed March 29, 2006

10.24	Revolving/Term Loan Agreement, dated February 28, 2008, by and between EP MedSystems, Inc, ProCath Corporation and Keltic Financial Partners, LP. – Incorporated by reference to the Company’s Current Report on Form 8-K filed March 5, 2008.

10.25	Common Stock Purchase Warrant, dated February 28, 2008, issued to Keltic Financial Partners, LP – Incorporated by reference to the Company’s Current Report on Form 8-K filed March 5, 2008.

10.26	Revolving Note of EP MedSystems, Inc. and ProCath Corporation dated as of February 28, 2008 – Incorporated by reference to the Company’s Current Report on Form 8-K filed March 5, 2008.

10.27	Term Note of EP MedSystems, Inc. and ProCath Corporation dated as of February 28, 2008 – Incorporated by reference to the Company’s Current Report on Form 8-K filed March 5, 2008.

10.28	General Security Agreement made by and from EP MedSystems, Inc. and ProCath Corporation in favor of Keltic Financial Partners, LP dated as of February 28, 2008 – Incorporated by reference to the Company’s Current Report on Form 8-K filed March 5, 2008.

10.29	Patent Security Agreement made by EP MedSystems, Inc. in favor of Keltic Financial Partners, LP dated as of February 28, 2008 – Incorporated by reference to the Company’s Current Report on Form 8-K filed March 5, 2008.

10.30	Patent Security Agreement made by ProCath Corporation in favor of Keltic Financial Partners, LP dated as of February 28, 2008 – Incorporated by reference to the Company’s Current Report on Form 8-K filed March 5, 2008.

10.31	Trademark and Tradename Security Agreement made by EP MedSystems, Inc. in favor of Keltic Financial Partners,

LP dated as of February 28, 2008 – Incorporated by reference to the Company’s Current Report on Form 8-K filed March 5, 2008.

10.32	Copyright Security Agreement made by EP MedSystems, Inc. in favor of Keltic Financial Partners, LP dated as of February 28, 2008 – Incorporated by reference to the Company’s Current Report on Form 8-K filed March 5, 2008.

10.33	Mortgage and Security Agreement on Property in Berlin, Camden County, New Jersey given by ProCath Corporation and Subordination of Lease and Consent to All Terms and Conditions of Mortgage given by EP MedSystems, Inc. dated as of February 28, 2008 – Incorporated by reference to the Company’s Current Report on Form 8-K filed March 5, 2008.

10.34*	Senior Management Agreement, dated February 26, 2008 by and between the Company and David I. Bruce.*

10.35*	Senior Management Agreement, dated February 26, 2008, by and between the Company and James J. Caruso.*

21.1	Subsidiaries of the Registrant — Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed March 30, 2004.

23.1*	Consent of Grant Thornton LLP

24.1*	Powers of Attorney (included on signature page).

31.1*	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.