Form 10-K/A
period 2007-12-31
EP MEDSYSTEMS INC
filed 2008-04-29
CIK 1012394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark one)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on June 30, 2007 as reported on the NASDAQ Capital Market, was approximately $45,420,000. In determining the market value of the registrant’s common stock held by non-affiliates, shares of common stock beneficially owned by directors, officers and holders of more than 10% of the registrant’s common stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 28, 2008, there were outstanding 30,405,236 shares of the registrant’s common stock, no par value, stated value $.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

This Annual Report on Form 10-K/A constitutes Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed on March 31, 2008. This Annual Report on Form 10-K/A is being filed solely to amend and restate Items 10 through 14 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was previously filed with the Commission. Other than these sections, no information contained in the originally filed Form 10-K has been revised.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth certain information regarding our directors and executive officers as of April 21, 2008:

Name	Age	Description
David A. Jenkins (1)	50	Chairman of the Board; Class III Director
David I. Bruce (1)	48	President and Chief Executive Officer; Class II Director
James J. Caruso (4)	47	Chief Financial Officer and Secretary
Matthew C. Hill (5)	39	Former Chief Financial Officer and Secretary
C. Bryan Byrd	47	Vice President, Engineering and Manufacturing
John Huley	51	Vice President, Channel Management
Thomas Maguire	45	Vice President, Regulatory and Quality Assurance
Richard C. Williams (2) (3)	64	Class I Director
Gerard Michel (2) (3)	44	Class II Director
Abhijeet Lele (2) (3)	42	Class III Director

(1)	Member of the Plan Committee of the Board of Directors.
(2)	Member of the Audit Committee of the Board of Directors.
(3)	Member of the Compensation Committee of the Board of Directors.
(4)	Mr. Caruso was hired as the Company’s Chief Financial Officer and Secretary on April 17, 2007.
(5)	Mr. Hill served as the Company’s Chief Financial Officer until his resignation on April 3, 2007.

Our by-laws provide that the number of directors, as determined from time to time by the Board of Directors, shall not be less than 3 nor more than 11. Pursuant to our by-laws, the Board of Directors has set the number of directors at 5. Our certificate of incorporation, as amended and restated, provides that the directors shall be divided into 3 classes as nearly equal in number as possible. The term for the Class I director expires at the 2008 Annual Meeting. The term for the Class II director expires at the 2009 Annual Meeting. The term for the Class III directors expires at the 2010 Annual Meeting. The successors to each class of directors whose terms expire at succeeding annual meetings will be elected to hold office for a term expiring at the Annual Meeting of Shareholders held in the third year following the year of their election. Officers of the Company are elected annually and hold offices until their successors are elected and qualified, or until their earlier removal, death or resignation.

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

David A. Jenkins is a founder and has served as our Chairman of the Board of Directors since 1995. He is a Class III Director whose term expires in 2010. From October, 2005 to August, 2006, Mr. Jenkins served as President, Chief Executive Officer and Chief Operating Officer of the Company. Mr. Jenkins also served as the Chief Executive Officer of the Company from its inception in 1993 until August 2002.

Mr. Jenkins served as President of the Company from its inception in 1993 until August 2001. He served as President and a director of Transneuronix, Inc., a privately-held company engaged in the development of neuromuscular stimulation devices, until its sale to Medtronic in 2005. In addition, Mr. Jenkins is the Managing Member of SeaCap Management, LLC, the managing member of FatBoy Capital, LP. Mr. Jenkins also serves on the Board of Directors of Crdentia Corp (OTC Bulletin Board:CRDT) and Geodigm, Inc., Inset Technologies, Inc., and Catheter Robotics, Inc., each of which is a privately held company.

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

Abhijeet Lele has served as a director of the Company since April 2002. He is a Class III director whose term expires in 2010. Since October 1999, Mr. Lele has served as a Managing Member of the general partner of the EGS Entities and other affiliated funds, all of which are private equity funds focusing on investments in private and public healthcare companies. Two of the EGS Entities are shareholders of the Company. From 1994 to 1997, Mr. Lele was a consultant in the healthcare practice of McKinsey & Company. Before joining McKinsey & Company, Mr. Lele held operating positions in the pharmaceutical and biotechnology industries. He holds an MA from Cambridge University, where he studied molecular biology, and an MBA with distinction from Cornell University. Mr. Lele also serves as a director of CryoCath Technologies (TSE:CYT), Stereotaxis, Inc. (NASDAQ: STXS), Medarex (NASDAQ:MEDX), Optiscan Biomedical Corporation and Ekos Corporation.

Gerard Michel has served as a director of the Company since January, 2007. He is a Class II director whose term expires in 2009. Mr. Michel is the Chief Financial Officer and Vice President, Corporate Development of Biodel, Inc. Biodel Inc. is a specialty pharmaceutical company that develops novel formulations of FDA approved therapeutics to treat endocrine disorders such as diabetes and osteoporosis. From 2002 to 2007, Mr. Michel held a variety of roles with NPS Pharmaceuticals, Inc. including Chief Financial Officer, Vice President, Corporate Development, and Vice President, Strategy. From 1995 to 2002, Mr. Michel served as a Principal of the consulting firm of Booz-Allen & Hamilton where he worked with medical device companies, large pharmaceutical companies, biotech firms, and service firms. From 1988 to 1995, Mr. Michel was with Lederle Labs, serving in Marketing, Sales and Corporate Development roles, both domestically and internationally. Mr. Michel received an M.S. degree in Microbiology and an M.B.A. degree, both from the University of Rochester.

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

Governance Principals

Our business is managed under the direction of the Board of Directors who are kept informed through discussion with the Chief Executive Officer and other officers, by reviewing materials provided to them and by participating in meetings of the Board and its Committees. The governance principals of our Board of Directors include the charters of our audit committee, compensation committee, nominating committee and our Code of Business Conduct and Ethics. Copies of these documents and various other documents embodying our governance principals are published on our website at www.epmedsystems.com. Amendments and waivers of our Code of Business Conduct and Ethics will either be posted on our website or filed with the SEC on a current report on Form 8-K.

Independence

As required under the listing standards of The NASDAQ Stock Market (“NASDAQ”), a majority of the members of our Board must qualify as “independent,” as affirmatively determined by our Board. Based on this evaluation, the Board has determined that Messrs. Lele, Michel and Williams are each an independent director, as that term is defined in the NASDAQ listing standards. Messrs. Lele, Michel and Williams constitute a majority of the members of our Board.

Meetings

Our Board of Directors met thirteen times during the 2007 fiscal year. Each director attended at least 80% of the total number of meetings of the Board of Directors and the committees on which he served during the 2007 fiscal year.

Executive Sessions of Independent Directors

A majority of the independent directors meet quarterly in executive sessions without members of our management present. Mr. Jenkins was responsible for chairing the executive sessions.

Policy regarding attendance

Directors are expected, but are not required, to attend board meetings, meetings of committees on which they serve, and shareholder meetings, and to spend the time needed and meet as frequently as necessary to discharge their responsibilities properly. David Bruce attended our 2007 annual meeting of shareholders in person.

Committees

Our Board of Directors has four committees, an Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, and a Nomination, Compensation and Plan Committee. Our committees generally meet in connection with regularly scheduled quarterly and annual meetings of the Board of Directors, with additional meetings held as often as its members deem necessary to perform its responsibilities. From time to time, depending on the circumstances, the board may form a new committee or disband a current committee. During 2007, the Audit Committee met eight times, the Compensation Committee met six times, and the Nominating and Plan Committees did not meet.

Each Committee of the Board has a separate written charter which is available on the Company’s website at www.epmedsystems.com/company/governance.html.

Audit Committee

We have an Audit Committee of our Board of Directors established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee oversees EP MedSystems’ accounting, financial reporting process, internal controls and audits, and consults with management and the independent public accountants on, among other items, matters related to the annual audit, the published financial statements and the accounting principles applied. As part of its duties, the Audit Committee appoints, evaluates, and retains EP MedSystems’ independent public accountants. It also maintains direct responsibility for the compensation, termination, and oversight of EP MedSystems’ independent public accountants’ qualifications, performance, and independence. The Audit Committee approves all services provided to EP MedSystems by the independent public accountants and reviews all non-audit services to ensure they are permitted under current law. The Committee also monitors compliance with the Foreign Corrupt Practices Act and EP MedSystems’ policies on ethical business practices and reports on these items to the Board of Directors. The Audit Committee operates under a written charter adopted by the Board of Directors, and reviewed and reapproved at the committee meeting on February 26, 2008, a copy of which is available on our website at http://www.epmedsystems.com/company/governance.html.

Currently, Abhijeet Lele, Richard Williams and Gerard Michel are members of the Audit Committee. The Board of Directors has determined that each Mr. Lele, Mr. Williams and Mr. Michel meet the requirement of “audit committee financial expert” as defined under Item 407(d)(v) of Regulation S-K. The Board has determined that all the members meet the SEC’s requirements with respect to independence of listed company audit committee members.

Compensation Committee.

Currently, the members of the Compensation Committee are Mr. Lele (chairman), Mr. Michel and Mr. Williams. The Compensation Committee reviews, administers and determines compensation arrangements for EP MedSystems’ executive officers and administers the 1995 Long Term Incentive Plan, the 2002 Stock Option Plan, and the 2006 Stock Option Plan.

Nominating Committee.

Currently, the members of the Nominating Committee are Mr. Williams (chairman), Mr. Lele and Mr. Michel. The Board has determined that Mr. Lele, Mr. Williams and Mr. Michel are “independent directors” under current Nasdaq Stock Market Rules. The Nominating Committee’s responsibilities include recommending to the Board of Directors nominees for possible election to the Board of Directors. The Nominating Committee adopted a charter on July 11, 2005, a copy of which is available on our website at www.epmedsystems.com/company/governance.html. The Nominating Committee reapproved the charter on February 26, 2008.

Plan Committee.

Mr. Jenkins and Mr. Bruce are members of the Plan Committee. The Plan Committee administers the 1995 Director Option Plan and the 2006 Director Option Plan. Members of the Plan Committee are not eligible to participate in the 1995 Director Option Plan or the 2006 Director Plan.

Code of Ethics

We have adopted a written code of ethics that applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer or controller and any persons performing similar functions. The code of ethics is included in our Code of Business Conduct and Ethics. All of our directors and employees, including our Chief Executive Officer and other senior executives, are required to comply with our Code of Business Conduct and Ethics to help ensure that our business is conducted in accordance with the highest standards of moral and ethical behavior. Our Code of Business Conduct and Ethics covers all areas of professional conduct, including customer relationships, conflicts of interest, insider trading, intellectual property and confidential information, as well as requiring strict adherence to all laws and regulations applicable to our business. Employees are required to bring any violations and suspected violations of the Code of Business Conduct and Ethics to the attention of EP MedSystems, through management or by using the Company’s confidential compliance line. A copy of our Code of Business Conduct and Ethics is available on our website at http://www.epmedsystems.com/company/governance.html. We will also provide a copy of our Code of Business and Conduct and Ethics to any person without charge upon written request addressed to EP MedSystems, Inc., 575 Route 73 North, Bldg. D, West Berlin, New Jersey 08091, Attention: James J. Caruso, Chief Financial Officer.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and holders of more than 10% of our common stock to file reports of ownership and changes in ownership with the Commission. Such persons are required to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us or oral or written representations from certain reporting persons that no Form 5s (Annual Statement of Changes in Beneficial Ownership of Securities) were required for those persons, we believe that, with respect to the year ended December 31, 2007, three of our executive officers, directors and greater than 10% beneficial owners did not comply on a timely basis with all such filing requirements. David Jenkins, Abhijeet Lele and Richard Williams, each a Director of the Company, filed Form 4 late for the grant of stock options to purchase 60,000 shares of Company stock.

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

Board meetings involving consideration of compensation adjustments and awards for executive officers typically have included, for all or a portion of each meeting, not only the independent board members but also our Chief Executive Officer. For compensation decisions relating to executive officers other than our Chief Executive Officer, the Chief Executive Officer typically makes recommendations and reviews them with the chairman of the Compensation Committee and the other members of the committee. The Board of Directors, in conjunction with input from the Compensation Committee members, then considers the recommendations from the Chief Executive Officer.

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

Long-Term Incentive Compensation. In determining the long-term incentive component of our executive officers’ compensation in 2007, the Board of Directors based on the recommendation of the Compensation Committee, reviewed the equity compensation of each employee, including executive officers, made adjustments as appropriate so that employees within the same level of the Company had a comparable equity stake in the Company. Our executive officers are eligible to receive awards under the Company’s various option plans. The option plans permit the Board of Directors to award eligible employees and consultants with incentive options and non-statutory stock options. Awards to executive officers under the option plans have generally consisted of incentive options and non-statutory stock options, or a combination thereof. The Compensation Committee and the Board of Directors may issue non-statutory options outside the Company’s option plans, as was the case with in 2006 with the hiring of the Company’s Chief Executive Officer.

The option plans permit the Board of Directors to award eligible employees and consultants with incentive-based and non-incentive-based compensation. The maximum number of shares of stock of the Company that may be subject to incentives under the plans, including without limitation incentive options, is as follows:

Plan	Options
1995 Long Term Incentive Plan (1)	566,658
2002 Stock Option Plan	950,000
2006 Stock Option Plan	1,460,000

(1)	This plan is closed for the issuance of any new options.

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

Annual Cash Incentives. The Board of Directors believes that the Company’s compensation program should focus the named executive officers and other key executives on our annual financial performance and should reward individual performance. Annually, the members create an individual bonus plan for the named executive officers and other key executives.

The purpose of the individual plan is to

•	Focus participant’s actions on the achievement of annual revenue growth and profitability goals;

•	Align participant’s actions on the accomplishment of key operational and strategic goals;

•	Encourage and reward participants for achievement of specific objectives; and

•	Maintain a competitive range of incentive compensation opportunities.

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

Perquisites. We generally limit the perquisites that we make available to our executive officers. With the exception of Mr. Jenkins, Chairman of the Board of Directors, perquisites consist only of auto allowances paid to certain executive officers. The additional perquisite received by Mr. Jenkins is identified in the footnotes to the Summary Compensation Table.

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

Timing Issues. With the exception of significant promotions and new hires, we intend to review equity compensation awards annually following the availability of the financial results for the prior year. This timing enables us to consider prior year performance by the Company and the potential recipients and our expectations for the current year. Grants to newly hired employees are effective on the latter of the employee’s first day of employment or upon approval of the grant by the Board of Directors. The exercise price of stock options is based upon the grant date fair market value, which is equal to the mean between the high and low of the Company’s share price on the date of the grant.

Stock Ownership Guidelines. The Board of Directors has not adopted specific stock ownership guidelines for executive officers. Under the terms of the option plans, however, in any given year, individuals are limited to the number of incentive options they receive which may be issued pursuant to the plans. Except as may otherwise be permitted by the Tax Code, incentive options granted to an individual during one calendar year shall be limited, such that at the time the incentive options are granted, the Fair Market Value (as defined in the plans) of the stock covered by all incentive options first exercisable in any calendar year may not, in the aggregate, exceed $100,000.

Exercise of Discretion. Pursuant to the plans, the Compensation Committee retains limited discretion in connection with the payment of performance-based compensation in cases where the defined performance goals have not been met. The Compensation Committee also retains discretion to accelerate the vesting of unvested incentives upon an individual’s termination of employment with the Company.

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

Chief Executive Officer Compensation

David Bruce receives an annual base salary of $300,000. Mr. Bruce is also be eligible to participate in the Company’s executive officer cash bonus plan in which he can earn up to 20% of his annual base salary. Mr. Bruce’s Offer Letter provided for additional grants of up to 200,000 stock options which vest during 2007 and 2008 based on agreed upon goals. These options were granted on November 16, 2006 at an exercise price of $1.34 per share. The terms of Mr. Bruce’s employment also provide for a separate Change in Control Agreement which will result in a payment of two times the Executive’s annual base salary and an acceleration of vesting of all unvested options upon a change of control. Mr. Bruce will also be paid severance in the event that he is terminated by the Company without cause, as defined in the Offer Letter equal to (1) continuation of base salary for 12 months, (2) continuation of payment of medical and other benefits and (3) a six month acceleration of any unvested stock options.

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

On May 12, 2005, the Board of Directors approved Senior Management Incentive Agreements with each of four current senior officers (the “2005 Senior Management Incentive Agreements”). Those senior officers are C. Bryan Byrd, Vice President, Engineering and Manufacturing, John Huley, Vice President, Sales, Thomas Maguire, Vice President, Regulatory and Quality Assurance and Richard Gibbons, Director of Human Resources and Organizational Development. The terms of the 2005 Senior Management Incentive Agreements are the same as the 2008 Senior Management Agreements.

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

Abhijeet Lele —

Chairman of the Compensation Committee
Richard Williams
Gerard Michel

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding compensation paid to our Named Executive Officers for the fiscal year ended December 31, 2007. The “Named Executive Officers” are the our Chief Executive Officer, Chief Financial Officer and three other most highly compensated executive officers based on total compensation earned during 2007.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (1) ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation (2) ($)	Total ($)
David A. Jenkins Chairman (3)	2007	—	—	—	—	—	—	$4,393	$4,393
	2006	$48,000	—	—	$257,412	—	—	$4,382	$309,794

David I. Bruce President, Chief Executive and Operating Officer (4)	2007	$300,000	—	—	$279,400	—	—	—	$579,400
	2006	$112,500	—	—	$79,086	—	—	—	$191,586

James J. Caruso Chief Financial Officer (5)	2007	$127,000	—	—	$33,373	—	—	—	$160,373
	2006	—	—	—	—	—	—	—	—

Matthew Hill Former Chief Financial Officer (6)	2007	$70,511	—	—	$17,077	—	—	$500	$88,088
	2006	$152,100	$10,000	—	$60,437	$20,000	—	$6,000	$248,537

C. Bryan Byrd Vice President, Engineering and Manufacturing	2007	$186,405	—	—	$78,025	—	—	—	$264,430
	2006	$177,675	—	—	$60,190	$21,000	—	—	$258,865

John Huley Vice President, Channel Management	2007	$150,000	$10,000	—	$86,940	—	—	$6,000	$252,940
	2006	$150,000	—	—	$92,665	$22,900	—	$6,000	$271,565

Thomas Maguire Vice President, Regulatory and Quality Assurance	2007	$130,500	—	—	$11,171	—	—	$500	$142,171
	2006	$124,025	—	—	$10,445	$20,000	—	$6,000	$160,470

1.	The amounts in these columns reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007 in accordance with FAS 123(R) of awards pursuant to the Company’s equity incentive plans and therefore may include amounts from awards granted in 2007 and prior. Assumptions used in the calculation of these amounts for awards granted in fiscal years ended December 31, 2007, 2006, and 2005 are included in Note 2 Summary of Significant Accounting Policies to the Company’s audited financial statements for the fiscal year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission on March 31, 2008.
2.	All Other Compensation consisted of the following:

Name		Company Paid Healthcare Premiums ($)	Car Allowance ($)	Housing Allowance ($)	Company Matching Contribution to 401(k) Plan ($)	Value of Life Insurance Premium Paid by the Company ($)	Total ($)
David A. Jenkins	2007	$4393	—	—	—	—	$4,393
	2006	$4382	—	—	—	—	$4,382

David I. Bruce	2007	—	—	—	—	—	—
	2006	—	—	—	—	—	—

James J. Caruso	2007	—	—	—	—	—	—
	2006	—	—	—	—	—	—

Matthew Hill	2007	—	$500	—	—	—	$500
	2006	—	$6,000	—	—	—	$6,000

C. Bryan Byrd	2007	—	—	—	—	—	—
	2006	—	—	—	—	—	—

John Huley	2007	—	$6,000	—	—	—	$6,000
	2006	—	$6,000	—	—	—	$6,000

Thomas Maguire	2007	—	$500	—	—	—	$500
	2006	—	$6,000	—	—	—	$6,000

3.	Mr. Jenkins served as President, Chief Executive Officer and Chief Operating Officer of the Company from October, 2005 through August, 2006. He has served as Chairman of the Board since 1995.
4.	Mr. Bruce was hired as the Chief Executive Officer and President in August, 2006.
5.	Mr. Caruso was hired as the Chief Financial Officer on April 6, 2007.
6.	Mr. Hill served as our Chief Financial Officer until his resignation of April 3, 2007.

GRANTS OF PLAN-BASED AWARDS

The following table includes certain information with respect to grants of plan-based awards to the Named Executive Officers during the fiscal year ended December 31, 2007.

			Estimated Future Payments Under			Estimated Future Payments Under
			Non-Equity Incentive Plan Awards			Equity Incentive Plan Awards
Name	Grant Date	Plan Name	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Option Awards: Number of securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/share)	Grant Date Fair Value of Stock and Option Awards ($)
Jenkins	7/17/07	Nonqualified	—	—	—	—			60,000	$1.77	$106,200
Bruce	—	—	$60,000	$60,000	—	—
Caruso (1)	4/17/07	2006 Plan	—	—	—	—	—	—	100,000	$2.07	$207,000
Caruso (2)	4/17/07	2006 Plan	—	—	—	—	50,000	50,000	50,000	$2.07	$103,500
Byrd (3)	11/6/07	2006 Plan	$38,000	$38,000	—	—	—	—	150,000	$2.19	$328,500
Huley	—	—	$100,000	$100,000	—	—	—	—	—	—	—
Maguire	—	—	$26,986	$26,986	—	—	—	—	—	—	—

1.	On April 17, 2007, we granted James J. Caruso, our Chief Financial Officer, an incentive stock option to purchase 100,000 shares of common stock pursuant to the 2006 Stock Option Plan at an exercise price of $2.07 per share. The options vest at a rate of 25% after 60 days from hiring and 25% per year on the anniversary date, subject to acceleration upon a change of control (as defined) of our company, and have a term of 10 years.
2.	On April 17, 2007, we granted James J. Caruso, our Chief Financial Officer, an incentive stock option to purchase 50,000 shares of common stock pursuant to the 2006 Stock Option Plan at an exercise price of $2.07 per share. The options vest upon achievement of certain 2007 performance criteria as determined by the Compensation Committee and have a term of 10 years. On February 26, 2008, options to purchase 15,000 shares vested and 35,000 were cancelled.
3.	On November 6, 2007, we granted C. Bryan Byrd, our Vice President, Engineering and Manufacturing, a stock option to purchase 150,000 shares of common stock pursuant to the 2006 Stock Option Plan at an exercise price of $2.19 per share. The options vest over 5 years, subject to acceleration upon a change of control (as defined) of our company, and have a term of 10 years.

OPTIONS EXERCISED AND STOCK VESTED TABLE

No stock options were exercised by Named Executive Officers during the fiscal year ended December 31, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

The following table includes certain information with respect to the stock options held by each of the Named Executive Officers as of December 31, 2007.

Name	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
David Bruce	160,000	640,000	—	1.44	August 16, 2016	—	—	—	—
David Bruce	—	—	200,000	1.34	November 17, 2016	—	—	—	—
David Jenkins	17,000	43,000	—	1.77	August 16, 2016	—	—	—	—
David Jenkins	70,000	—	—	2.20	December 24, 2010	—	—	—	—
David Jenkins	60,500	—	—	2.67	October 11, 2015	—	—	—	—
David Jenkins	60,500	—	—	2.67	October 11, 2015	—	—	—	—
David Jenkins	121,000	—	—	2.90	October 21, 2015	—	—	—	—
James Caruso	25,000	75,000	—	2.07	April 17, 2017	—	—	—	—
James Caruso	—	—	50,000	2.07	April 17, 2017	—	—	—	—
Bryan Byrd	50,000	—	—	4.13	April 17, 2010	—	—	—	—
Bryan Byrd	50,000	—	—	2.40	August 29, 2012	—	—	—	—
Bryan Byrd	40,000	10,000	—	2.14	May 7, 2013	—	—	—	—
Bryan Byrd	14,400	3,600	—	2.91	July 22, 2013	—	—	—	—
Bryan Byrd	4,000	1,000	—	3.75	November 3, 2013	—	—	—	—
Bryan Byrd	3,600	2,400	—	3.15	July 22, 2014	—	—	—	—
Bryan Byrd	3,600	5,400	—	3.46	March 2, 2015	—	—	—	—
Bryan Byrd	1,200	1,800	—	3.03	May 12, 2015	—	—	—	—
Bryan Byrd	6,000	24,000	—	1.22	December 12, 2016	—	—	—	—
Bryan Byrd	—	150,000	—	2.19	November 6, 2017	—	—	—	—
John Huley	90,000	60,000	—	3.18	May 10, 2014	—	—	—	—
John Huley	8,000	12,000	—	2.95	October 31, 2015	—	—	—	—
John Huley	8,000	12,000	—	3.62	July 11, 2015	—	—	—	—
John Huley	4,000	16,000	—	1.22	December 12, 2016	—	—	—	—
Thomas Maguire	2,000	8,000	—	1.22	December 12, 2016	—	—	—	—
Thomas Maguire	15,000	10,000	—	2.70	October 18, 2014	—	—	—	—

Director Compensation Table

Non-employee directors of EP MedSystems received amounts ranging from $34,500 to $42,000 for their service for the year ended December 31, 2007. Directors will be compensated for the year ended December 31, 2007 as follows: (i) a retainer of $15,000 per year is payable to each outside director payable in quarterly installments, (ii) a meeting fee of $1,500 per director is payable with respect to each regularly scheduled meeting, and (iii) a meeting fee of $1,500 is payable for each telephone meeting in excess of one hour. In addition, the directors are reimbursed for their reasonable travel expenses incurred in performance of their duties as directors. Directors receive a grant of an option to purchase 60,000 shares of Common Stock when they join the Board of Directors and additional grants of options to purchase 60,000 shares of Common Stock on the fifth anniversary of their last grant.

The following table sets forth information regarding the compensation earned by our directors in 2007:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value & Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David A. Jenkins	$34,500	—	$7,330	—	—	—	$41,830
David I. Bruce	—	—	—	—	—	—	—
Richard C. Williams	$42,000	—	$28,370	—	—	—	$70,370
Gerard Michel	$40,500	—	$12,820	—	—	—	$53,320
Abhijeet Lele	$42,000	—	$28,785	—	—	—	$70,785

Compensation Plans and Other Arrangements

1995 Long Term Incentive Plan

Our 1995 Long Term Incentive Plan (the “1995 Incentive Plan”) was adopted by our Board of Directors and shareholders in November 1995. On November 5, 1999, the Shareholders approved an amendment increasing the number of shares available under the Plan from 700,000 to 1,000,000. At December 31, 2007, options to purchase 566,658 shares of our common stock were outstanding at exercise prices ranging from $1.34 to $4.25 per share. The 1995 Incentive Plan provides for grants of “incentive” and “non-qualified” stock options to employees of the Company. The 1995 Incentive Plan is administered by the Compensation Committee, which determines the optionees and the terms of the options granted, including the exercise price, number of shares subject to the options and the exercisability thereof. The 1995 Incentive Plan terminated on November 30, 2005. Options may no longer be issued under the plan.

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

1995 Director Option Plan

Our 1995 Director Option Plan was adopted by our Board of Directors and our shareholders in November 1995. At December 31, 2007, options to purchase 120,000 shares were outstanding at exercise prices ranging from $2.40 to $2.50 per share. The 1995 Director Option Plan provides for grants of “director options” to eligible directors of the Company and for grants of “advisor options” to eligible members of the Scientific Advisory Board. Director options and advisor options become exercisable at the rate of 1,000 shares per month, commencing with the first month following the date of grant for so long as the optionee remains a director or advisor, as the case may be. The 1995 Director Option Plan is administered by the Plan Committee, which determines the optionees and the terms of the options granted, including the exercise price and the number of shares subject to the options. Options granted under the 1995 Incentive Plan are generally subject to vesting over five years, and vesting generally accelerates upon a change of control of the Company as defined therein. The 1995 Director Option Plan terminated on November 30, 2005. Options may no longer be issued under the plan.

2002 Stock Option Plan

Our 2002 Stock Option Plan (the “2002 Plan”) was approved by our Board of Directors and our shareholders in August 2002 and amended in December 2005. A total of 1,000,000 shares of our common stock are reserved for issuance under the 2002 Plan. At December 31, 2007, options to purchase 761,000 shares were outstanding at exercise prices ranging from $1.19 to $3.73. The 2002 Plan provides for grants of incentive stock options to our employees and officers and for grants of non-qualified stock options to employees, officers, advisors and consultants of the Company. Options granted under the 1995 Incentive Plan are generally subject to vesting over five years, and vesting generally accelerates upon a change of control of the Company as defined therein. The 2002 Plan is administered by the Compensation Committee. The 2002 Plan will terminate on August 29, 2012, unless terminated earlier by our Board of Directors.

2006 Stock Option Plan

Our 2006 Stock Option Plan (the “2006 Plan”) was approved by our Board of Directors in October, 2005 and by our shareholders in December 2005. On September 12, 2007, the shareholders approved an amendment increasing the number of shares available under the Plan from 1,000,000 to 1,500,000. At December 31, 2007, options to purchase 982,000 shares were outstanding at exercise prices ranging from $1.20 to $2.90. The 2006 Plan provides for grants of incentive stock options to our employees and officers and for grants of non-qualified stock options to employees, officers, advisors and consultants of the Company. The 2006 Plan is administered by the Compensation Committee. Options granted under the 1995 Incentive Plan are generally subject to vesting over five years, and vesting generally accelerates upon a change in control of the Company as defined therein. The 2006 Plan will terminate on October 21, 2015, unless terminated earlier by our Board of Directors.

2006 Director Plan

Our 2006 Director Plan (the “2006 Director Plan”) was adopted by our shareholders in December 2005. A total of 1,000,000 shares of our common stock are reserved for issuance under the 2006 Director Plan. The 2006 Director Plan provides for grants of “director options” to eligible directors and for grants of “advisor options” to eligible members of the Scientific Advisory Board. Director options and advisor options become exercisable at the rate of 1,000 shares per month, commencing with the first month following the date of grant for so long as the optionee remains a director or advisor, as the case may be. On September 12, 2007, the shareholders approved an amendment the 2006 Director Plan to allow a Director to receive an additional grant of 60,000 director options after his or her initial option grant has fully vested. The term of these options is ten years. The 2006 Director Plan is administered by the Plan Committee, which determines the optionees and the terms of the options granted, including the exercise price and the number of shares subject to the options. The 2006 Director Plan will terminate on October 21, 2015, unless terminated earlier by the Board of Directors. At December 31, 2007, options to purchase 180,000 shares were outstanding under the 2006 Director Plan at exercise prices ranging from $1.43 to $1.83.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

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

On May 12, 2005, the Board of Directors approved Senior Management Incentive Agreements with each of four current senior officers (the “2005 Senior Management Incentive Agreements”). Those senior officers are C. Bryan Byrd, Vice President, Engineering and Manufacturing, John Huley, Vice President, Channel Management, Thomas Maguire, Vice President, Regulatory and Quality Assurance and Richard Gibbons, Director of Human Resources and Organizational Development. The terms of the 2005 Senior Management Incentive Agreements are the same as the 2008 Senior Management Agreements.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Based upon information available to us, the following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2007, by (i) each of our directors, (ii) each of the executive officers identified in the Summary Compensation Table, (iii) all directors and executive officers as a group and (iv) each person known to us to beneficially own more than five percent of our common stock. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned (1)	Percent of Class
David A. Jenkins President, Chief Executive Officer, Chief Operating Officer and Chairman c/o EP MedSystems, Inc. 575 Route 73 N, Building D West Berlin, New Jersey 08091 (2)	2,793,984	9.2%

Group comprised of EGS Private Healthcare Counterpart, LLC, EGS Private Healthcare Partnership, L.P., Frederic Greenberg, and Abhijeet Lele 105 Rowayton Avenue Rowayton, CT 06853 (3)	2,421,896	8.0%

Michael A. Roth and Brian J. Stark as Joint Filers 3600 South Lake Drive St. Francis, WI 53235 (4)	2,368,725	7.8%

Group comprised of S.A.C. Capital Advisors, LLC, S.A.C Capital Associates, LLC, S.A.C. Capital Management, LLC and Steven A. Cohen. 172 Cummings Point Road Stamford, CT 06902 (5)	2,208,709	7.3%

David I. Bruce Chief Executive Officer and President c/o EP MedSystems, Inc. 575 Route 73 N, Building D West Berlin, New Jersey 08091 (6)	160,000	*

Richard Williams Director c/o EP MedSystems, Inc. 575 Route 73 N, Building D West Berlin, New Jersey 08091 (7)	64,000	*

James J. Caruso Chief Financial Officer c/o EP MedSystems, Inc. 575 Route 73 N, Building D West Berlin, New Jersey 08091 (8)	25,000	*

C. Bryan Byrd Vice President, Engineering and Manufacturing c/o EP MedSystems, Inc. 575 Route 73 N, Building D West Berlin, New Jersey 08091 (9)	208,800	*

John Huley Vice President, Sales c/o EP MedSystems, Inc. 575 Route 73 N, Building D West Berlin, New Jersey 08091 (10)	110,000	*

Thomas Maguire Vice President, Regulatory and Quality Assurance c/o EP MedSystems, Inc. 575 Route 73 N, Building D West Berlin, New Jersey 08091 (11)	17,000	*

Gerard Michel Director c/o EP MedSystems, Inc. 575 Route 73 N, Building D West Berlin, New Jersey 08091 (12)	12,000	*

All executive officers and directors as a group (9 persons) (13)	5,812,680	18.5%

*	Represents beneficial ownership of less than 1% of the common stock.

(1)	Applicable percentage ownership as of March 31, 2008 is based on 30,405,236 shares of common stock of the Company outstanding. Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act. Under Rule 13d-3, shares issuable within 60 days upon exercise of outstanding options, warrants, rights or conversion privileges are deemed outstanding for the purpose of calculating the number and percentage owned by the holder of those rights, but not deemed outstanding for the purpose of calculating the percentage owned by any other person. “Beneficial ownership” under Rule 13d-3 includes all shares over which a person has sole or shared dispositive or voting power.
(2)	Includes 372,000 shares issuable upon exercise of fully vested options. Also includes 160,000 shares held by Mr. Jenkins as co-trustee for the Dalin Class Trust, 47,500 shares held by Mr. Jenkins’ wife and 20,000 shares held by Mr. Jenkins’ children or Mr. Jenkins’ wife as custodian for their children. Also includes 617,284 shares purchased on March 27, 2006 by FatBoy Capital, LP. Mr. Jenkins is a managing member of FatBoy Capital’s general partner. Mr. Jenkins disclaims beneficial ownership of (i) 47,500 shares held by his wife, (ii) 20,000 shares held by his wife as custodian for his children.
(3)	The information set forth with respect to the following EGS Entities is based on information contained in a Statement on Schedule 13D filed with the Commission on March 18, 2003 and other information known to the Company. The shares reflected in the table represent (i) 2,297,696 shares beneficially owned by EGS Private Healthcare Associates, LLC (“EGS Associates”), indirectly as the general partner of EGS Private Healthcare Partnership, L.P. (“EGS Partnership”), which is the record owner of 2,010,484 and EGS Private Healthcare Counterpart, L.P. (“EGS Counterpart”), which is the record owner of 287,212; (ii) 2,317,696 shares beneficially owned by Frederic Greenberg indirectly, as managing member of EGS Associates, (iii) 20,000 shares beneficially owned by Frederic Greenberg; (iv) 2,337,696 shares beneficially owned by Abhijeet Lele, indirectly, as managing member of EGS Private Healthcare Management, LLC, which is the General Partner of EGS Partnership and EGS Counterpart; (v) 36,200 shares beneficially owned by Abhijeet Lele; and (vi) 68,000 shares issuable upon exercise of fully vested options beneficially held by Mr. Lele.
(4)	The information set forth with respect to Michael A. Roth and Brian J. Stark is based on information contained in a statement on Schedule 13G filed with the Commission as of December 31, 2007.
(5)	The information set forth with respect to the S.A.C. Capital Group is based on information contained in a statement on Schedule 13F filed with the Commission as of December 31, 2007.
(6)	Includes 160,000 shares issuable upon the exercise of fully vested options.
(7)	Includes 64,000 shares issuable upon the exercise of fully vested options.

(8)	Includes 25,000 shares issuable upon exercise of fully vested options.
(9)	Includes 172,800 shares issuable upon exercise of fully vested options.
(10)	Includes 110,000 shares issuable upon exercise of fully vested options.
(11)	Includes 17,000 shares issuable upon exercise of fully vested options
(12)	Includes 12,000 shares issuable upon exercise of fully vested options
(13)	Includes1,000,800 shares issuable upon exercise of fully vested options and warrants.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes our equity compensation plan information as of December 31, 2007 with respect to outstanding awards and shares remaining available for issuance under Company’s existing equity compensation plans. Information is included in the table as to Common Stock that may be issued pursuant to Company’s equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by our stockholders (1)	2,609,658	$2.28	1,487,000
Equity compensation plans not approved by our stockholders (2)	1,015,000	$1.81	—
Total	3,624,658	$2.15	1,487,000

1.	Consists of EP MedSystems (i) 1995 Long Term Incentive Plan, (ii) 1995 Director Option Plan, (iii) 2002 Stock Option Plan, (iv) 2006 Stock Option Plan, and (v) 2006 Directors Stock Option Plan.
2.	These compensation plans or arrangements consist of options approved by our Board of Directors and granted to certain employees, directors and outside consultants from time to time to incentives such persons in connection with our business.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Management Incentive Agreements

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

On May 12, 2005, the Board of Directors approved Senior Management Incentive Agreements with each of four current senior officers (the “2005 Senior Management Incentive Agreements”). Those senior officers are C. Bryan Byrd, Vice President, Engineering and Manufacturing, John Huley, Vice President, Sales, Thomas Maguire, Vice President, Regulatory and Quality Assurance and Richard Gibbons, Director of Human Resources and Organizational Development. The terms of the 2005 Senior Management Incentive Agreements are the same as the 2008 Senior Management Agreements.

Independence

As required under the listing standards of The NASDAQ Stock Market (“NASDAQ”), a majority of the members of our Board must qualify as “independent,” as affirmatively determined by our Board. Based on this evaluation, the Board has determined that Messrs. Lele, Michel and Williams are each an independent director, as that term is defined in the NASDAQ listing standards. Messrs. Lele, Michel and Williams constitute a majority of the members of our Board.

Item 14.	Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by Grant Thornton LLP for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2007 and 2006, the review of the financial statements included in our Forms 10-Q and consents issued in connection with our filings on Form S-3 and Form S-8 for 2007 and 2006 totaled $174,035 and $171,418, respectively.

Audit-Related Fees

The fees related to compliance with Section 404 of the Sarbanes-Oxley Act for the years ended December 31, 2007 and 2006 of approximately $0 and $6,558 respectively, are not disclosed in the paragraph captioned “Audit Fees” above.

Tax Fees

The aggregate fees billed by Grant Thornton LLP for professional services rendered for tax compliance, for the years ended December 31, 2007 and 2006 were $30,015 and $27,080, respectively. No fees were billed by Grant Thornton LLP for professional services rendered for tax advice and tax planning, for the years ended December 31, 2007 and 2006.

All Other Fees

No fees were billed by Grant Thornton LLP for products and services, other than the services described in the paragraphs captioned “Audit Fees”, “Audit-Related Fees”, and “Tax Fees” above for the years ended December 31, 2007 and 2006.

Audit Committee Policies and Procedures

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit services provided by Grant Thornton LLP in 2007. Consistent with the Audit Committee’s responsibility for engaging our independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. The Audit Committee chairperson or his designee has been designated by the Audit Committee to approve any services arising during the year that were not pre-approved by the Audit Committee. Services approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular meeting and the Audit Committee reviews services and fees for the fiscal year at each such meeting. Pursuant to these procedures, the Audit Committee approved the foregoing audit services provided by Grant Thornton LLP.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EP MEDSYSTEMS, INC.

By:	/s/ David I. Bruce
David I. Bruce,
President and Chief Executive Officer

Date: April 29, 2008

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

Signature(s)	Title(s)	Date

/s/ David I. Bruce	President, Chief Executive Officer, Director	April 29, 2008
David I. Bruce

/s/ David A. Jenkins	Chairman of the Board of Directors	April 29, 2008
David A. Jenkins

/s/ James J. Caruso	Chief Financial Officer (Principal Financial and Accounting Officer)	April 29, 2008
James J. Caruso

/s/ Gerard Michel	Director	April 29, 2008
Gerard Michel

/s/ Richard C. Williams	Director	April 29, 2008
Richard C. Williams

/s/ Abhijeet Lele	Director	April 29, 2008
Abhijeet Lele

Index to Exhibits

Exhibit Number	Description

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.