Form 10-Q
period 2008-03-31
EP MEDSYSTEMS INC
filed 2008-05-14
CIK 1012394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended: March 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at May 8, 2008
Common Stock, without par value	30,405,236 shares

EP MEDSYSTEMS, INC. AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

EP MEDSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,116,513	$5,553,637
Accounts receivable, net of allowance for doubtful accounts of $109,000, and $107,000 as of March 31, 2008 and December 31, 2007, respectively	3,991,696	4,368,992
Inventories, net of reserves	2,534,348	2,331,567
Prepaid expenses and other current assets	489,704	327,166

Total current assets	12,132,261	12,581,362
Property, plant and equipment, net	1,520,573	1,581,835
Goodwill	341,730	341,730
Other intangible assets, net	80,829	102,293
Other assets	112,192	20,105

Total assets	$14,187,585	$14,627,325

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Secured convertible note	—	1,998,595
Secured revolving loan	1,200,000	—
Secured term loan	1,500,000	—
Accounts payable	2,014,727	1,684,733
Accrued expenses	1,613,799	2,026,010
Deferred revenue	838,607	814,979

Total current liabilities	7,167,133	6,524,317
Deferred warranty revenue– non-current	479,675	547,034

Total liabilities	$7,646,808	$7,071,351

Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 stated value, 50,000,000 shares authorized, 30,405,236 issued	30,406	30,406
Additional paid-in capital	68,594,788	68,391,581
Accumulated other comprehensive loss	(434,038)	(458,494)
Treasury stock, 50,000 shares at cost	(100,000)	(100,000)
Accumulated deficit	(61,550,379)	(60,307,519)

Total shareholders’ equity	6,540,777	7,555,974

Total liabilities and shareholders’ equity	$14,187,585	$14,627,325

The accompanying notes are an integral part of these statements.

EP MEDSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended
	March 31, 2008	March 31, 2007
Net sales	$4,572,008	$3,544,245
Cost of products sold	1,275,470	1,156,762

Gross profit	3,296,538	2,387,483

Operating costs and expenses:
Sales and marketing expenses	2,496,969	2,310,059
General and administrative expenses	970,925	946,082
Research and development expenses	1,063,218	665,449

Total operating expenses	4,531,112	3,921,590

Loss from operations	(1,234,574)	(1,534,107)

Interest and other income	34,172	89,791
Interest expense	(42,458)	(64,493)

Net loss	(1,242,860)	(1,508,809)

Basic and diluted loss per share	$(.04)	$(.05)

Weighted average shares outstanding used to compute basic and diluted loss per share	30,405,236	30,365,236

The accompanying notes are an integral part of these statements.

EP MEDSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2008 (unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Accumulated Deficit	Total
Balance, December 31, 2007	30,405,236	$30,406	$68,391,581	$(458,494)	$(100,000)	$(60,307,519)	$7,555,974

Share-based compensation	—	—	203,207	—	—	—	203,207

Foreign currency translation	—	—	—	24,456	—	—	24,456

Net loss	—	—	—	—	—	(1,242,860)	(1,242,860)

Balance, March 31, 2008	30,405,236	$30,406	$68,594,788	$(434,038)	$(100,000)	$(61,550,379)	6,540,777

The accompanying notes are an integral part of this statement.

EP MEDSYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended
	March 31, 2008	March 31, 2007
Cash flows from operating activities:
Net loss	$(1,242,860)	$(1,508,809)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	176,945	238,223
Accretion of note discount	1,405	2,278
Amortization of beneficial conversion feature	2,934	4,767
Share-based compensation	203,207	214,002
Bad debt recovery	(730)	(91,000)
Changes in assets and liabilities:
Decrease in accounts receivable	378,025	1,491,877
Increase in inventories	(253,417)	(214,318)
(Increase) decrease in prepaid expenses and other assets	(257,559)	6,969
Increase in accounts payable	329,994	16,604
Decrease in accrued expenses and deferred revenue	(455,941)	(112,736)

Net cash (used in) provided by operating activities	$(1,117,997)	$47,857

Cash flows from investing activities:
Capital expenditures	(43,583)	(60,605)
Patent costs	—	(25,438)

Net cash used in investing activities	$(43,583)	$(86,043)

Cash flows from financing activities:
Borrowings under secured term loan	1,500,000	—
Borrowings under revolving credit agreement	1,200,000	—
Repayment of secured convertible debt	(2,000,000)	—

Net cash provided by financing activities	$700,000	$—

Effect of exchange rate changes	24,456	4,236

Net decrease in cash and cash equivalents	(437,124)	(33,950)
Cash and cash equivalents, beginning of period	5,553,637	7,743,239

Cash and cash equivalents, end of period	$5,116,513	$7,709,289

Supplemental cash flow information:
Cash paid for interest	$35,269	$49,950

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

The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission.

Merger Agreement

On April 8, 2008, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with St. Jude Medical, Inc. (St. Jude Medical”) pursuant to which St. Jude Medical will acquire all of the issued and outstanding stock of the Company at a price of $3.00 per share, for a total consideration of approximately $92 million. The Merger Agreement provides that the Company’s shareholders will have the opportunity to elect to receive, in exchange for each share of Company common stock they own, either (i) a cash payment in the amount of $3.00 or (ii) an amount of common stock of St. Jude Medical equal to $3.00 divided by the average closing sale price of one share of St. Jude Medical common stock on the NYSE Composite Transactions reporting system for each of the ten (10) trading days ending on the second trading day prior to the closing date of the Merger. Of the consideration payable to holders of outstanding shares of common stock of the Company, no more than 60% of such consideration will consist of cash and no more than 40% will consist of shares of St. Jude Medical common stock, as determined as set forth in the Merger Agreement.

The closing of the transaction is subject to customary conditions, including (i) the approval and adoption by the requisite vote of the holders of the outstanding shares of common stock of the Company, (ii) authorization of the listing of St. Jude Medical common stock for trading on the NYSE, (iii) absence of a Material Adverse Event (as defined in the Agreement) and (iv) certain regulatory approvals. Additionally, consummation of the Merger is also subject to conditions requiring (1) that other parties to certain contracts shall not have terminated or repudiated, or given notice of an intent to terminate or repudiate, any such contract and (2) that the US Food and Drug Administration (“FDA”) shall not have restricted the Company’s ability to (i) manufacture, market, sell or otherwise distribute any Company products previously approved or cleared by the FDA for marketing and sale or (ii) obtain approval or clearance to market and sell any products which have not yet been approved or cleared for marketing and sale by the FDA.

Cash and cash equivalents

Our cash and cash equivalents were approximately $5.1 million and $5.6 million as of March 31, 2008 and December 31, 2007, respectively. On February 28, 2008, the Company completed funding on a $3 million secured loan facility with an asset-based lender. The loan arrangement includes a $1.5 million asset based revolving credit agreement and a $1.5 million term loan, each with a three year term. The Company used proceeds from the facility to pay off its $2.0 million convertible debt which matured on February 28, 2008.

Based upon our current operating plans and projections, we believe that our existing capital resources, comprised of cash on hand and the remaining borrowing availability under the loan arrangement, will be sufficient to meet our anticipated capital needs through the end of December 2008 although there can be no assurance of this as this estimate is based upon a number of assumptions, which may not hold true.

The failure to complete of the merger with St. Jude Medical may impact the Company’s future liquidity and capital requirements. In that event, the Company may seek to raise funds to meet our long term capital needs through equity or debt financings, collaborative or other arrangements with third parties or through other sources of financing. There can be no assurance that such funds will be available on terms favorable to the Company, if at all. Also, there can be no assurance, assuming we successfully raise additional funds, that we will achieve positive cash flow. If we are not able to secure additional funding, we may be required to scale back our sales and marketing efforts, research and development programs and general and administrative activities and possibly seek to sell or license rights to our products to third parties.

Note 2. Inventories

Inventories are valued at the lower of cost or market with cost being determined on a first-in, first-out basis. Inventories consist of the following at March 31, 2008 and December 31, 2007:

	March 31, 2008 (unaudited)	December 31, 2007
Raw materials	$1,229,000	$1,136,000
Work in process	319,000	119,000
Finished goods	1,089,000	1,218,000
Reserve for obsolescence	(103,000)	(142,000)

	$2,534,000	$2,331,000

Note 3. Notes payable

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

In conjunction with this transaction, the Company issued Keltic a warrant to purchase 25,000 shares of the Company’s Common Stock at $2.50 per share exercisable for a five year period. The fair value of these warrants was immaterial to the financial statements.

The Company has classified its debt which was refinanced in February 2008 as short term debt since the Keltic loan contains a subjective acceleration clause and requires the use of a lock-box for collection of accounts receivable.

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

Common Stock

At the Company’s Annual Meeting of Shareholders held on September 12, 2007, the shareholders approved an amendment to its Certificate of Incorporation to increase the authorized number of shares of common stock from 40,000,000 shares to 50,000,000 shares. The Company’s common stock has no par value, $.001 stated value per share, and a total of 30,405,236 shares were issued and 50,000 shares were held in Treasury Stock at both March 31, 2008 and December 31, 2007.

Note 5. Stock Based Compensation

Effective January 1, 2006, the Company adopted FASB Statement No. 123R, “Shared-Based Payment”. Statement 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost is measured based on the fair value of the equity or liability instruments issued.

The Company currently has five stock-based employee compensation plans and stock options issued outside of those plans. Stock options issued under the plans become exercisable over specified periods, generally within five years from the date of grant and generally expire ten years from the grant date. Share-based compensation of $203,000 and $214,000 or $0.01 per share was recognized for the three months ended March 31, 2008 and 2007, respectively.

Information relating to stock options for the three months ended March 31, 2008 is as follows:

	Number of Option	Options Price Range	Weighted Average Exercise Price
Outstanding at December 31, 2007	3,624,658	$1.19 - $4.25	$2.15

Granted	130,000	$1.52 - $1.93	$1.60
Exercised	—	—	—
Forfeited/Expired	(107,500)	$1.77 - $2.10	$2.07

Outstanding at March 31, 2008	3,647,158	$1.19 - $4.25	$2.13

Exercisable at March 31, 2008	1,639,258	$1.19 - $4.25	$2.56

The following table provides the weighted average fair value of stock options granted to employees during the three months ended March 31, 2008 and 2007 and the related weighted average assumptions used in the Black-Scholes model:

	March 31,
	2008	2007
Fair value of options granted	$172,000	$207,000
Assumptions used:
Expected life (years)	10 years	10 years
Risk-free interest rate	2.88%	4.58%
Volatility	81%	82%
Dividend yield	0%	0%
Weighted average fair value of options granted during the year	$1.32	$1.20

Expected life: Management uses historical information to estimate expected forfeitures to estimate the expected term of options within the valuation model. The expected term of awards represents the period of time that options granted are expected to be outstanding. Compensation cost is recognized using a straight-line method over the vesting or service period and is net of estimated forfeitures.

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

Note 6. Industry Segment and Geographic Information

EP MedSystems manages its business based on one reportable segment, the manufacture and sale of cardiac electrophysiology products. EP MedSystems’ chief operating decision-makers use consolidated results to make operating and strategic decisions. The following table sets forth product sales by geographic region for the three months ended March 31, 2008 and 2007.

	For The Three Months Ended March 31,
	2008	2007
United States	$3,510,000	$2,478,000
Europe/Middle East	612,000	764,000
Asia and Pacific Rim	450,000	302,000

	$4,572,000	$3,544,000

EP MedSystems’ long-lived assets are primarily located in the United States. No customer accounted for more than 10% of the Company’s sales for the three months ended March 31, 2008 or 2007. No customer accounted for more than 10% of the gross outstanding accounts receivables at March 31, 2008.

Net sales for the three months ended March 31, 2008 were billed in two currencies: $4,380,000 and $3,298,000 in U.S. dollars and the equivalent of $192,000 and $246,000 in Euros during the three months ended March 31, 2008 and 2007 respectively. Management has determined the impact of foreign currency risk on sales to be minimal since a majority of sales are billed in U.S. dollars. EP MedSystems does incur translation gains and losses, which are recorded in shareholders’ equity. Cumulative translation losses amounted to approximately $434,000 as of March 31, 2008. In addition, EP MedSystems had not entered into any derivative financial instruments for hedging or other purposes.

Note 7. Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share since potential shares of common stock from the exercise of stock options and warrants are anti-dilutive for all periods presented. Accordingly, potential common shares of approximately 3,930,000 and 4,361,000 for the three months ending March 31, 2008 and 2007, respectively, have been excluded from the diluted per share calculation.

Note 8. Comprehensive Income/Loss

For the three months ended March 31, 2008 and 2007, EP MedSystems’ comprehensive loss consisted of net loss and foreign currency translation adjustments resulting from our UK and French subsidiaries. The comprehensive losses for the three months ended March 31, 2008 and 2007 were approximately $1,218,000 and $1,505,000, respectively.

Note 9. Income Taxes

EP MedSystems accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS No. 109”). SFAS 109 requires the Company to recognize income tax benefits for the loss carryforwards, which have not previously been recorded. At March 31, 2008, a valuation allowance has been recognized to offset all deferred tax assets related to these carryforwards. At March 31, 2008, the Company had approximately $55,000,000 of federal net operating loss carryforwards available to offset future income. The federal carryforwards expire between 2009 and 2027. Due to ownership changes that occurred, as defined by Section 382 of the Internal Revenue Code, EP MedSystems may be limited in the use of net operating losses generated prior to the changes in ownership in each year following the change in ownership. Additionally, EP MedSystems may have experienced subsequent changes in ownership, as defined by Section 382, resulting in additional limitations in EP MedSystems’ ability to utilize certain net operating losses.

Note 10. Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 establishes a framework for measuring fair value, clarifies the definition of fair value, and requires additional disclosures about fair-value measurements. SFAS No. 157 applies only to fair value measurements that are already required or permitted by other accounting standards (except for measurements of share-based payments). SFAS No. 157, as issued, is effective for fiscal years beginning after November 15, 2007 except that FASB Staff Position 157-2 delayed the effective date of SFAS 157 until fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities. The adoption of SFAS No.

157 for financial assets and liabilities did not have a material impact on the Company’s consolidated financial position or results of operations. The Company does not believe that the adoption of SFAS No. 157 for nonfinancial assets and liabilities will have a material impact on its consolidated financial position or results of operations.

On February 15, 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (FAS159). The Fair value option established by Statement 159 permits, but does not require, all entities to choose to measure eligible items at fair value at specified election dates. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Statement 159 is effective as of the beginning of an entity’s fiscal year that begins after November 15, 2007. The adoption of SFAS No. 159 did not have a material impact on the Company’s consolidated financial position or results of operations.

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

Note 11. Related Party Transactions

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

Note 12. Commitments and Contingencies

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

Product Field Action

The Company initiated a field action recall for its EP-4 stimulator product in March 2006. This field action consisted of an upgrade of the installed base in a phased process and required us to bring the units in-house to make certain modifications. During 2006, the Company accrued approximately $256,000 in costs associated with this field action to cover the cost of shipping and modifying the product. Through December 31, 2006, the Company incurred approximately $184,000 in costs associated with this process. During 2007, the Company spent an additional $43,000 in connection with the recall. The field action recall was completed for all domestic units during 2007 and the $29,000 balance of the original accrual was reversed during the third quarter of 2007.

As a result of the recall, the FDA performed an inspection of the Company’s facility and subsequently issued the Company a report containing several observations identified during the course of the audit. In September 2006, the FDA issued a Warning Letter to the Company that identified certain issues with respect to the Company’s conformity with the FDA’s quality system regulations and certain reporting requirements. The FDA requested a written plan outlining the steps to address the issues identified in the letter. The Company undertook steps toward addressing the observations from the FDA’s audit of the Company’s facility and has responded to the FDA’s request for a written plan. Failure to promptly address these issues may result in regulatory action including but not limited to seizure, injunction and/or civil monetary penalties. The Company believes it has fully addressed the concerns of the FDA. In February, 2008, the FDA returned to the Company’s facility to perform its normal periodic inspection and to confirm our actions with respect to the warning letter. At the conclusion of the inspection, additional observations were issued to the Company. The Company has taken actions to correct these items and communicated these to the FDA.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes thereto appearing elsewhere in this report and our consolidated financial statements for the year ended December 31, 2007 included in our Annual Report on Form 10-K.

Recent Developments

On April 8, 2008, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with St. Jude Medical pursuant to which St. Jude Medical will acquire all of the issued and outstanding stock of the Company at a price of $3.00 per share, for a total consideration of approximately $92 million. The Merger Agreement provides that the Company’s shareholders will have the opportunity to elect to receive, in exchange for each share of Company common stock they own, either (i) a cash payment in the amount of $3.00 or (ii) an amount of common stock of St. Jude Medical equal to $3.00 divided by the average closing sale price of one share of St. Jude Medical common stock on the NYSE Composite Transactions reporting system for each of the ten (10) trading days ending on the second trading day prior to the closing date of the Merger. Of the consideration payable to holders of outstanding shares of common stock of the Company, no more than 60% of such consideration will consist of cash and no more than 40% will consist of shares of St. Jude Medical common stock, as determined as set forth in the Merger Agreement.

Consummation of the Merger is subject to customary conditions, including (i) the approval and adoption by the requisite vote of the holders of the outstanding shares of common stock of the Company, (ii) authorization of the listing of St. Jude Medical common stock for trading on the NYSE, (iii) absence of a Material Adverse Effect (as defined in the

Agreement) and (iv) certain regulatory approvals. Additionally, consummation of the Merger is subject to conditions requiring (1) that other parties to certain contracts shall not have terminated or repudiated, or given notice of an intent to terminate or repudiate, any such contract and (2) that the US Food and Drug Administration (“FDA”) shall not have restricted the Company’s ability to (i) manufacture, market, sell or otherwise distribute any Company products previously approved or cleared by the FDA for marketing and sale or (ii) obtain approval or clearance to market and sell any products which have not yet been approved or cleared for marketing and sale by the FDA.

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

The EP-WorkMate® system is a computerized electrophysiology workstation that monitors, displays and stores cardiac electrical activity and arrhythmia data. It offers, among other features, display and storage of up to 192 intracardiac signals, real-time diagnosis, analysis and integration with our own proprietary systems, such as our EP-4™ Stimulator, as well as with the systems of other market leaders and with other technologies and systems. In the fourth quarter of 2006, we received market clearance from the United States Food and Drug Administration (“FDA”) to sell the MapMate™ interface in the United States. The MapMate® integrates J & J’s Biosense Webster Division’s CARTO Mapping navigation system, allowing EP studies to be more efficient and user friendly. The EP-4™ Stimulator is a computerized signal generator and processor which, when integrated with the EP-WorkMate® system, is used to stimulate the heart with electrical impulses in order to locate arrhythmia. The NurseMate™ Remote Review Charting Station is an integrated monitoring and review station that allows a separate EP WorkMate® user to review and edit patient study data. We believe that the EP-WorkMate® system, when integrated with the EP-4™ Stimulator, offers the most advanced diagnostic computer system available to the electrophysiology market. The EP-WorkMate® platform accounted for approximately 89% of our total sales for each of the three month periods ended March 31, 2008 and 2007.

We have developed an intracardiac echo (ultrasound or ICE) ultrasound catheter system, comprised of our ViewFlex® intracardiac imaging catheters and ViewMate® II ultrasound imaging console. These products offer high-resolution, real-time ultrasound imaging capability designed to improve a physician’s or clinician’s ability to visualize anatomy and devices inside the chambers of the heart. We believe the ViewFlex® catheters and ViewMate® II Ultrasound systems will play an important role for a broad range of potential applications in electrophysiology and interventional cardiology. Sales of the ViewFlex® catheters and related ViewMate® II systems accounted for approximately 7% and 6% of our total sales for the three month periods ended March 31, 2008 and 2007, respectively. In April, 2007, we launched for sale the new ViewMate® II ultrasound system based on Philips Medical Systems’ HDII XE platform. Philips acts as an original equipment manufacturer for the product to be sold under our proprietary name ViewMate® II. As part of the joint development and distribution agreement, we have exclusive rights to sell this platform in hospital electrophysiology (“EP”) and cardiac catheterization labs, and Philips may offer the ICE option to its customers in cardiac ultrasound and other hospital departments on the HDII XE ultrasound system, providing additional platforms capable of using our ViewFlex® catheters.

Net sales in the three months ended March 31, 2008 increased by 29% to $4.6 million compared to the first quarter of 2007 led by increased sales of our EP WorkMate® platform with new integrated NurseMate™ and MapMate® product features. Also, intracardiac ultrasound revenue grew by 54% to $306,000 compared to the first quarter of 2007.

The Company’s net loss was $1.2 million, or $.04 per share, for the three months ended March 31, 2008 as compared to $1.5 million or $0.05 per share, for the three months ended March 31, 2007.

On February 28, 2008, we closed on a $3 million loan facility as more fully described below. The facility is made up of a $1.5 million asset based revolving credit line and a $1.5 million term loan, each with a three year term and each is secured by of our assets. We used the proceeds from the loan to pay off our $2.0 million convertible debt which matured on February 28, 2008.

Results of Operations.

Revenues and Gross Margin on Product Revenues

Our revenues and gross margin on product revenues were as follows:

	For The Three Months Ended March 31,
	2008	2007
EP-WorkMate® platform	$4,062,000	$3,158,000
ViewFlexTM catheters and ViewMate® II ultrasound systems	306,000	199,000
ALERT® System, EP catheters and other	204,000	187,000

Total revenue	$4,572,000	$3,544,000
Cost of products sold	1,275,000	1,157,000

Gross profit	$3,297,000	2,387,000

Gross profit as a percentage of total revenue	72%	67%

THREE MONTHS ENDED MARCH 31, 2008 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007

Revenues and Gross Margin

The Company had net sales of $4,572,000 for the three months ended March 31, 2008, as compared to $3,544,000 for the comparable period in 2007. This $1,028,000 (or 29%) increase was primarily due to increased sales of our EP-WorkMate® platform and new integrated NurseMate™ and MapMate™ product features. We also had higher sales of EP-4™ Stimulators and other EP-WorkMate® warranties, upgrades and peripheral products as compared to the same period in 2007. Sales of ultrasound products increased by 54% to $306,000 during the three months ended March 31, 2008 as compared to 2007 due to the introduction of the ViewMate® II ultrasound system in April, 2007. Total domestic sales increased by approximately 42% during the three months ended March 31, 2008 as a result of increased sales activity of the EP-WorkMate® platform with integrated NurseMate™ and MapMate™ product features and increased sales of ultrasound products.

Gross profit on sales for the three months ended March 31, 2008 was $3,297,000, an increase of 38%, as compared with $2,387,000 for the same period in 2007. Gross profit as a percentage of sales was 72% as compared to 67% in the first quarter of 2007. The increase in gross margin can be attributed to several factors including, a higher percentage of domestic sales, which have a higher gross margin than international sales and an increase in our average revenue per transaction for the EP WorkMate® platform through new product features which are integrated into our existing EP-WorkMate® platform.

Operating Expenses

The following is a summary of other operating expenses in dollars and as a percent of total revenue:

	Three Months Ended
	March 31, 2008		March 31, 2007
	($)	Percent of revenue	($)	Percent of revenue
Sales and marketing expenses	$2,497,000	55%	$2,310,000	65%
General and administrative expenses	971,000	21%	946,000	27%
Research and development expenses	1,063,000	23%	666,000	19%

Total operating expenses	$4,531,000	99%	$3,922,000	111%

Total operating expenses increased by $609,000, or 16%, to $4,531,000 for the three months ended March 31, 2008 as compared to the same period in 2007.

Sales and marketing expenses increased by $187,000, or 8%, to $2,497,000 for the three months ended March 31, 2008 as compared to the same period in 2007. The increase was due to increased compensation, travel and other costs for additional ultrasound sales and clinical support personnel. This increase was partially offset by lower costs incurred as we are in the process of closing our European sales office. Additionally, in 2007, we recovered a previously written off accounts receivable of approximately $100,000 during the first quarter of 2007 resulting in a reduction in our bad debt expense.

General and administrative expenses increased $25,000, or 3%, to $971,000 for the three months ended March 31, 2008, as compared to the same period in 2007. The increase was partially due to legal costs. The increase was partially offset by lower costs incurred as we are in the process of closing our European administrative office.

Research and development expenses increased $397,000, or 60% to $1,063,000 for the three months ended March 31, 2008 as compared to the same period in 2007. The increase in research and development expenses during the first quarter of 2008 was due to increased investment for future ICE products, including product development, sterilization and packaging validation.

Non-Operating Income and Expenses

The following is a summary of non-operating income and expenses:

	For The Three Months Ended March 31,
	2008	2007
Interest and other income	$34,000	$90,000
Interest expense	$(42,000)	$(64,000)

Interest and other income decreased by $56,000 or 62% to $34,000 for the three months ended March 31, 2008 as compared to the same period in 2007. The Company completed a private placement in March, 2006 which led to higher interest income commencing in the second quarter of 2006. Interest income has declined as the Company’s overall cash balance has declined.

Interest expense decreased $22,000 or 34% to $42,000 for the three months ended March 31, 2008, as compared to the same period in 2007. The decrease in interest is primarily the result of a lower effective interest rate on the Company’s new $3 million Keltic Loan Agreement as compared to the prior Laurus secured convertible debt. Also, the Company carried a lower daily average outstanding loan balance following its February 28, 2008 debt refinancing.

Liquidity and Capital Resources

Since our incorporation in January 1993, our expenses have exceeded sales, resulting in an accumulated deficit of $62 million at March 31, 2008. Our cash and cash equivalents were approximately $5.1 million and $5.6 million as of March 31, 2008 and December 31, 2007, respectively. Based upon our current operating plans and projections, we believe that our existing capital resources, comprised of cash on hand and the remaining borrowing availability under the Keltic loan, will be sufficient to meet our anticipated capital needs through the end of December 2008 although there can be no assurance of this as this estimate is based upon a number of assumptions, which may not hold true.

The failure to complete of the merger with St. Jude Medical may impact the Company’s future liquidity and capital requirements. In that event, the Company may seek to raise funds to meet our long term capital needs through equity or debt financings, collaborative or other arrangements with third parties or through other sources of financing. There can be no assurance that such funds will be available on terms favorable to the Company, if at all. Also, there can be no assurance, assuming we successfully raise additional funds, that we will achieve positive cash flow. If we are not able to secure additional funding, we may be required to scale back our sales and marketing efforts, research and development programs and general and administrative activities and possibly seek to sell or license rights to our products to third parties.

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

During the first quarter of 2007, we received $52,800 in proceeds from the exercise of employee stock options.

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2008 was $1,118,000 as compared to net cash provided by operations of $48,000 during the same period in 2007. Our net loss of $1,243,000 contributed to our net cash used in operations during 2008. The increase in our cash used in operations in 2008 compared to 2007 was primarily due to the decrease of accounts receivable of $1,492,000 during the three months ended March 31, 2007 as the company collected several large past due amounts. We had non-cash share based compensation costs of $203,000.

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

We have a history of operating losses and we expect to continue to incur operating losses in the near future as we continue to expend substantial funds for research and development, increased manufacturing activity and expansion of sales efforts, especially as we attempt to increase our market share of our ultrasound product line. The amount and timing of future losses will depend upon, among other things, volume of sales of our existing products, market acceptance of the ultrasound products, and developmental, regulatory and market success of new products under development, as well as our ability to establish, preserve and enforce intellectual property rights related to our products. There can be no assurance that any of our development projects will be successful or that if development is successful, the products will generate any sales. Based upon our current plans and projections, we believe that our existing capital resources will be sufficient to meet our anticipated capital needs through the end of the fourth quarter of 2008.

Investing Activities

Capital expenditures totaled $44,000 and $61,000 for the three months ended March 31, 2008 and 2007, respectively. We do not expect capital expenditures to increase materially in 2008.

Off-Balance Sheet Arrangements

As of March 31, 2008, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Summary of Contractual Obligations

The following table summarizes our contractual cash obligations at March 31, 2008, and the effects such obligations are expected to have on liquidity and cash flow in future periods. We do not have any other commercial commitments.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-Term Debt (1) (2)	$1,500,000	$300,000	$1,200,000	$0	$0
Revolving Credit Agreement (1) (2)	$1,200,000	$1,200,000	$0	$0	$0
Operating Lease Obligations	$130,000	$101,000	$29,000	$0	$0
Other Long Term Obligations (3)	$0	$0	$0	$0	$0

Total Contractual Cash Obligations (3)	$2,830,000	$1,601,000	$1,229,000	$0	$0

(1)	We are contractually obligated to pay variable interest on the Long-Term Debt and Revolving Credit Agreement
(2)	On February 28, 2008, we entered into a $3 million secured loan agreement with Keltic which included (i) a $1,500,000 revolving loan (the “Revolving Loan”), and (ii) a $1,500,000 term loan (the “Term Loan”). The loans are secured by a first lien on all of our assets, including intellectual property. We used proceeds of the loan to repay its $2 million secured convertible note which matured on February 28, 2008.

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

(3)

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

Critical Accounting Policies

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The Commission indicated that a critical accounting policy is one which is important to the portrayal of the company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Note 2 of the Notes to the Consolidated Financial Statements filed on the Company’s Form 10-K for the year ended December 31, 2007 includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. The critical accounting estimates included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 have not materially changed.

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

We have three sales channels: Direct sales to customers, sales to independent distributors, and sales to alliance partners. Our products do not require “installation” in the traditional sense, but the EP-WorkMate® system does require a set up. For distributors, the distributor is responsible for set-up of all electronic hardware products, and we have no obligation after shipment of products to the distributors. For direct sales, while the customer can perform the set-up on its own, our personnel generally will assist customers in this process. The set-up process, which takes approximately 1-2 hours to complete, is usually performed shortly after shipment and primarily consists of assembling the workstation cart and plugging in the monitors, printer, isolation transformer, and the EP-4™ Stimulator to the main computer. This process does not impact our standard payment terms. For sales to distributors, payment terms are defined in the distributor agreements as 100% of the purchase price being due 30 to 60 days after shipment. For direct sales, payment terms are agreed in advance of the sale with the balance due 30 to 60 days after shipment.

We provide a one-year warranty on all of our electronic products, and in accordance with Statement of Financial Accounting Standard No. 5 “Accounting for Contingencies”, accrue for the estimated cost of providing the warranty at the time of sale. Further, the Company incurs discretionary costs to service its products in connection with product performance issues. The estimates of the future warranty costs are based on historical experience.

	For The Three Months Ended March 31,
	2008	2007
Beginning balance	$244,000	$$272,000
Warranties	(10,000)	79,000
Warranty payments	(36,000)	(84,000)

Ending balance	$198,000	$267,000

We also sell various types of warranty contracts to our customers. These contracts range in term from one to five years. Revenue is recognized on these contracts on a straight-line basis over the life of the contract.

Valuation of Accounts Receivable

We continuously monitor customers’ balances, collections and payments, and maintain a provision for estimated credit losses based upon our historical experience, changes in the financial condition of our customers, and any specific customer collection issues that we have identified. In addition, due to the significant average selling price of our equipment, any single write-off of a customer balance could be substantial. We may request letters of credit from our customers when we believe that there is a significant risk of credit loss. Our allowance for doubtful accounts was $109,000 and $107,000 at March 31, 2008 and December 31, 2007, respectively. During the three month period ended March 31, 2007, we recovered a previously written off accounts receivable of approximately $100,000 and recorded a reduction in our bad debt expense. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.

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

Valuation of Goodwill, Intangible Assets, and Other Long-Lived Assets

At March 31, 2008, the Company had net goodwill of $342,000 which represents the excess of the cost over the fair value of net assets acquired in business combinations. Currently, the Company operates as a single reporting unit. Goodwill and other “indefinite-lived” assets are not amortized and are subject to the impairment rules of Statement of Financial Accounting Standards No. 142. Goodwill is tested for impairment annually or more frequently if changes in circumstance or the occurrence of events suggest impairment exists. There was no impairment loss recorded during the three month period ending March 31, 2008.

The Company determines the fair market value of its reporting unit using quoted market rates and cash flow techniques. The fair market value of the reporting unit is compared to the carrying value of the reporting unit to determine if an impairment loss should be calculated. If the book value of the reporting unit exceeds the fair value of the reporting unit, an impairment loss is indicated. The loss is calculated by comparing the fair value of the goodwill to the book value of the goodwill. If the book value of the goodwill exceeds the fair value of goodwill, an impairment loss is recorded. Fair value of goodwill is determined by subtracting the fair value of the identifiable assets of a reporting unit from the fair value of the reporting unit. There were no impairment losses recorded during the three month periods ending March 31, 2008 or 2007.

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

At March 31, 2008, we had a Term Loan outstanding in the amount of $1,500,000 and a Revolving Credit Loan outstanding in the amount of $1,200,000. Interest on the Term and Revolving Loans are based on the prime rate. This floating rate debt may lead to additional interest expense if interest rates increase. Because management does not believe that our exposure to interest rate market risk is material at this time, we have not developed or implemented a strategy to manage this market risk through the use of derivative financial instruments or otherwise. We will assess the significance of interest rate market risk from time to time and will develop and implement strategies to manage that market risk as appropriate.

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

Our portfolio includes money markets funds and/or government securities. The diversity of our portfolio helps us to achieve our investment objective. As of March 31, 2008, 100% of our investment portfolio matures less than 90 days from the date of purchase. Due to the short-term nature of these investments, we believe that we are not subject to any material market risk exposure, and as a result, the estimated fair value of our cash and cash equivalents approximates their principal amounts. If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2008, we estimate that the fair value of our investment portfolio would decline by an immaterial amount.

Foreign Currency Risk

Our international revenues were 23% and 30% of our total revenues in the three months ended March 31, 2008 and 2007, respectively. Our international sales are made through international distributors, our direct sales force and sales to alliance partners, with payments to the Company typically denominated in United States dollars and the Euro. For the three months ended March 31, 2008, approximately 18% of our foreign sales (or 4% of our total sales) were denominated in the

Euro. Management has determined that the impact of foreign currency risk is minimal since a majority of our sales are billed in United States dollars. Our international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors. We do no hedge our foreign currency exposure at present.

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

In February, 2007, the Company reached a settlement agreement with the Department of the Treasury for a payment of $33,000 without admitting or denying guilt, which had been accrued in 2006. Additionally, the Company agreed to conduct certain compliance and internal audit procedures for three years.

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

Our business faces many risks. Any of the risks discussed in this Form 10-Q or our other SEC filings, could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations.

For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our stock, please refer to the section entitled Part I, Item 1A, Risk Factors in our 2007 Form 10-K. There has been no material change in the risk factors set forth in our 2007 Form 10-K.

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

EP MEDSYSTEMS, INC. (Registrant)

Date: May 13, 2008	By:	/s/ David I. Bruce
David I. Bruce
President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2008	By:	/s/ James J. Caruso
James J. Caruso
Chief Financial Officer (Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a)

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002/SEC Rule 13a-14(a)

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.